Form 10-Q
period 1995-03-31
MAUNA LOA MACADAMIA PARTNERS LP
filed 1995-05-11
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended      March 31, 1995

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                       -----------    -----------

                    Commission File Number  1-9145


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
           (Exact name of registrant as specified in its charter)

                DELAWARE                                    99-0248088
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

           827 FORT STREET, HONOLULU, HAWAII                  96813
       (Address Of Principal Executive Offices)            (Zip Code)

       Registrant's Telephone Number, Including Area Code:  808-544-6112

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X      No
             -----       ------

As of April 30, 1995, Registrant had 7,500,000 Class A Units issued and outstanding.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX



                                                                           Page
                                                                           ----
Part  I - Financial Information

  Item 1.  Financial Statements                                             3-8

  Item 2.  Management's Discussion and Analysis of Financial
            Financial Condition and Results of Operations                   9-10


Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                  11


Signatures                                                                   12


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           Balance Sheets (Unaudited)
                                 (In Thousands)


                                                                March 31,
                                                        ------------------------       December 31,
ASSETS                                                     1995           1994            1994
                                                        --------        --------       ------------
Current Assets:
   Cash                                                 $   209          $     9          $    37
   Receivables from related parties:
       Accounts receivable                                3,128            4,514            5,995
          Other                                               -              935                -
       Annualized cost adjustment                            22              443                -
       Prepaid expenses and other assets                     50               75               24
                                                        -------          -------          -------
                                                          3,409            5,976            6,056
                                                        -------          -------          -------
   Land, orchards and equipment                          73,191           73,788           73,191
       Less accumulated depreciation
          and amortization                              (12,116)         (10,556)         (11,715)
                                                        -------          --------         -------
   Land, orchards and equipment (net)                    61,075           63,232           61,476
                                                        -------          -------          -------
   Deferred charges (net)                                     9               11               12
                                                        -------          -------          -------
   Total assets                                         $64,493          $69,219          $67,544
                                                        =======          =======          =======

LIABILITIES AND PARTNERS' CAPITAL

   Current liabilities:
       Line of credit payable                           $     -          $ 3,265          $ 1,407
       Mortgage note payable (current portion)               60               65               60
       Accounts payable to related parties                2,295            2,031            3,784
       Distribution payable                                 379              758              379
       Other current and accrued liabilities                180              175              207
                                                        -------          -------          -------
   Total current liabilities                              2,914            6,294            5,837
                                                        -------          -------          -------
   Mortgage note payable (noncurrent portion)               249              305              264
   Deferred income tax expense                           14,982           15,596           14,982
   Partners' capital:
       General partners                                     464              470              465
       Class A limited partners                          45,884           46,554           45,996
                                                        -------          -------          -------
                                                         46,348           47,024           46,461
                                                        -------          -------          -------
   Total liabilities and partners' capital              $64,493          $69,219          $67,544
                                                        =======          =======          =======

   ----------------------------------------------------------------------------------------------

   See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                      (In Thousands, Except Per Unit Data)



                                                                                  For the Quarter Ended
                                                                                        March 31,
                                                                               ------------------------
                                                                                1995              1994
                                                                               ------            ------
Macadamia nut sales to related party                                           $2,574            $1,427
Cost of goods sold:
    Costs expensed under farming contracts with related parties                 1,624             1,044
    Depreciation and amortization                                                 279               186
    Other                                                                          47                34
                                                                               ------            ------
                                                                                1,950             1,264
                                                                               ------            ------
Gross profit                                                                      624               163
General and administrative expenses:
    Costs expensed under management contract with related party                   136               139
    Amortization                                                                    3                 4
    Other                                                                         206               190
                                                                               ------            ------
                                                                                  345               333
                                                                               ------            ------
Operating income (loss)                                                           279              (170)
Interest expense (net)                                                             13                11
                                                                               ------            ------
Income (loss) before income taxes                                                 266              (181)
Deferred income tax expense                                                         -               285
                                                                               ------            ------
Net income (loss)                                                              $  266            $ (466)
                                                                               ======            ======

- - - - --------------------------------------------------------------------------------------------------------


Net Cash Flow (as defined in the Partnership Agreement)                        $  533             $  905
                                                                               ======             ======
- - - - --------------------------------------------------------------------------------------------------------
Net income (loss) per Class A Unit                                             $ 0.04             $(0.06)
                                                                               ======             ======
Net cash flow per Class A Unit                                                 $ 0.07             $ 0.12
                                                                               ======             ======
Cash distribution per Class A Unit                                             $ 0.05             $ 0.10
                                                                               ======             ======
Class A Units outstanding (average)                                             7,500              7,500
                                                                               ======             ======
- - - - --------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                 (In Thousands)


                                                       For the Quarter Ended
                                                             March 31,
                                                        --------------------
                                                          1995        1994
                                                        -------      -------
Partners' capital at beginning of period:
    General partners                                    $   465      $   483
    Class A limited partners                             45,996       47,765
                                                        -------      -------
                                                         46,461       48,248
                                                        -------      -------
Allocation of net income (loss):
    General partners                                          3           (5)
    Class A limited partners                                263         (461)
                                                        -------      -------
                                                            266         (466)
                                                        -------      -------
Cash distributions:
    General partners                                          4            8
    Class A limited partners                                375          750
                                                        -------      -------
                                                            379          758
                                                        -------      -------
Partners' capital at end of period:
    General partners                                        464          470
    Class A limited partners                             45,884       46,554
                                                        -------      -------
                                                        $46,348      $47,024
                                                        =======      =======

- - - - --------------------------------------------------------------------------


See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)




                                                                 For the Quarter Ended
                                                                        March 31,
                                                                 ----------------------
                                                                   1995           1994
                                                                 -------        -------
Cash flows from operating activities:
    Cash received from macadamia nut sales                       $ 5,441        $ 2,908
    Cash paid under farming and
         management contracts                                     (3,139)        (3,265)
    Cash paid to other suppliers                                    (316)          (276)
    Interest received (paid)                                         (13)           (44)
                                                                 -------        -------

Net cash provided (used) by operating activities                   1,973           (677)
                                                                 -------        -------

Cash flows from investing activities:
    Stabilization payment received from seller                         -             20
    Cash flow warranty payment received from seller                    -              -
                                                                 -------        -------

Net cash provided by investing activities                              -             20
                                                                 -------        -------

Cash flows from financing activities:
    Line of credit drawings (repayments)                          (1,407)         1,428
    Principal payments of mortgage note payable                      (15)           (16)
    Distributions paid                                              (379)          (757)
                                                                 -------        -------

Net cash provided (used) in financing activities                  (1,801)           655
                                                                 -------        -------

Net increase (decrease) in cash                                      172             (2)

Cash at beginning of period                                           37             11
                                                                 -------        -------

Cash at end of period                                            $   209        $     9
                                                                 =======        =======
- - - - ----------------------------------------------------------------------------------------

See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                                 For the Quarter Ended
                                                                                       March 31,
                                                                                 ---------------------
                                                                                   1995         1994
                                                                                 -------       -------
Reconciliation of net income to net cash provided
    by operating activities:

         Net income (loss)                                                       $   266       $  (466)
         Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
               Depreciation and amortization                                         282           190
               Deferred income tax expense                                             -           285
               Decrease in accounts receivable from related party                  2,867         1,428
               Increase in prepaid expenses and other current assets                 (26)          (53)
               Decrease in accounts payable to related parties                    (1,489)       (1,780)
               Decrease in other current and accrued liabilities                     (27)          (11)
               (Increase) decrease in annualized cost adjustment
                   (other than depreciation expense)                                 100          (249)
               Net cost of developing orchard                                          -           (22)
               Other                                                                   -             1
                                                                                 -------       -------

         Total adjustments                                                         1,707          (211)
                                                                                 -------       -------

Net cash provided by operating activities                                        $ 1,973       $  (677)
                                                                                 =======       =======


- - - - ----------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements


(1) In the opinion of management, the accompanying unaudited Balance Sheets as of March 31, 1995, March 31, 1994 and December 31, 1994 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the quarters ended March 31, 1995 and 1994 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of March 31, 1995, March 31, 1994 and December 31, 1994 and the results of operations, changes in partners' capital and cash flows for the quarters ended March 31, 1995 and 1994.

(2) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Commission in the Partnership's 1994 Annual Report on Form 10-K.

(3) All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(4) All capital allocations reflect the general partners' 1% equity interest and the limited partners' 99% percent equity interest.

(5) Because the Partnership is not presently a taxable entity, no current income taxes have been accrued. The Omnibus Budget Reconciliation Act of 1987 includes a provision that some publicly traded limited partnerships, including the Partnership, are to be taxed as corporations beginning in 1998.

     In 1993 the Partnership adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS No. 109") and has applied the provisions of FAS No. 109 retroactively to January 1, 1988. Prior year financial statements have been restated to give effect to this standard. The Partnership is also required to accrue a deferred income tax expense, or credit, for changes in the deferred income tax liability balance. This charge, or credit, does not have a relationship to income, or loss, before taxes.

(6) On March 10, 1995, the first quarter cash distribution was declared in the amount of five (5) cents per Class A Unit, payable on May 15, 1995 to unitholders of record as of March 31, 1995.

(7) On March 31, 1995, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


OPERATING RESULTS -- FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

First quarter 1995 nut sales revenues increased by 80% versus the same quarter in 1994 as a result of higher levels of production:

                                                        For the Quarter
                                                        Ended March 31,
                                                       -----------------
                                                        1995        1994       Change
                                                       -----       -----       ------
     Nuts Harvested (000's Lbs. WIS)                   4,020       2,458         +64%
     Nut Price ($/Lb.)                                 .6403       .6021         + 6%
                                                       -----       -----

     Gross Nut Sales ($000's)                          2,574       1,480         +74%
     Less Portion Reported on
      the Balance Sheet ($000's)                          -          (53)
                                                       -----       -----

     Net Nut Sales ($000's)                            2,574       1,427         +80%
                                                       =====       =====

The increase in first quarter 1995 nut production reflects harvest timing differences (due to this crop year's nut drop being later than last year's) as well as an increase in production for the 1994-95 crop year compared to the 1993-94 crop year.

Weather at the Partnership's Keaau orchards has been good recently. However, weather at the Partnership's Ka'u orchards has been drier than normal so far this year but flowering and nut set have nonetheless been good in the younger Ka'u orchards. Absent a return to more normal weather patterns in the next several weeks, there is some risk that production from the mature Ka'u orchards could be somewhat lower than normal during the 1995-96 crop year.

Nut prices used for interim reporting reflect the estimated full year processing and marketing performance of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which purchases all of the Partnership's nut production. As the majority of nut purchases and nut sales occurs in the second half of the year, nut prices are subject to subsequent adjustment based on Mauna Loa's actual full year performance.

The nut price for the first quarter 1995 was 6% higher than for the first quarter 1994. The 1% reduction in the USDA two-year trailing average (half of the nut price formula) was offset by a forecasted 13% increase in the netback (the other half of the nut price formula).

Production expenses per pound were 6% lower primarily due to orchard mix (with proportionately more pounds from the Partnership's lower cost orchards).

General and administrative expenses were 4% higher in the first quarter of 1995 than for the same quarter of 1994 primarily due to higher excise taxes resulting from higher nut production and higher paper and postage costs related to investor tax reporting.

Net interest expense for the first quarter of 1995 was roughly flat with the first quarter of 1994 as higher interest rates were offset by lower line of credit balances.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. Line of credit drawings decreased from $3.3 million at March 31, 1994 to zero at March 31, 1995 due primarily to the cash generated by the Partnership in 1994 and 1995 year-to-date exceeding cash distributions.

Cash flow from the Ka'u orchard acquired in December 1986 was supplemented through 1993 by stabilization payments from the seller of that orchard. Cash flow from the Ka'u and Mauna Kea orchards acquired in October 1989 was supplemented through 1994 by cash flow warranty payments from the sellers of those orchards.

It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs. Except for opportunistic orchard acquisitions, the Partnership has made no major capital expenditures since inception and has none currently planned.

INFLATION AND TAXES

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Those prices are influenced strongly by prices for finished macadamia products which, in turn, depend on competition and consumer acceptance. Farming costs, particularly materials and labor, do generally reflect inflationary trends as do general and administrative costs.

The Omnibus Budget Reconciliation Act of 1987 ("OBRA") provides that some publicly traded limited partnerships, including the Partnership, are to be taxed as corporations beginning in 1998. If this provision is not modified and if the Partnership does not modify its operating structure prior to 1998, the amount of cash available for distribution could be reduced materially.

As a result of the OBRA provision, the Partnership implemented Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS No. 109") in 1993, and has applied the provisions of FAS No. 109 retroactively to January 1, 1988. Prior year financial statements have been restated to give effect to this standard. The Partnership is also required to accrue a deferred income tax expense, or credit, for changes in the deferred income tax liability balance. This charge, or credit, does not have a relationship to income, or loss, before taxes.

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

 (a) The following documents are filed as part of this report:

            Exhibit                                                                       Page
            Number   Description                                                         Number
            -------  -----------                                                         ------
            (11.1)   Statement re Computation of Net Income                                13
                       per Class A Unit


 (b)  Reports on Form 8-K:

          None.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            MAUNA LOA MACADAMIA PARTNERS, L.P.
                                    (Registrant)


                            By  Mauna Loa Resources Inc.
                                Managing General Partner


                            By      /s/ E. Dunford
                                ---------------------------------------------
                                        E. Dunford
                                Vice President and Principal Financial Officer




Date:        May 11, 1995