Form 10-Q
period 1995-06-30
MAUNA LOA MACADAMIA PARTNERS LP
filed 1995-08-14
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   June 30, 1995
                                                -----------------
                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------
                        Commission File Number  1-9145


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               99-0248088
----------------------------------------       -----------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

  827 FORT STREET, HONOLULU, HAWAII                     96813
----------------------------------------              ----------
(Address Of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:  808-544-6112
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X      No
         -------      -------

As of July 31, 1995, Registrant had 7,500,000 Class A Units issued and outstanding.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX





                                                                                     PAGE
                                                                                     ----
PART  I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                       3-8

  Item 2.  Management's Discussion and Analysis of Financial
              Financial Condition and Results of Operations                          9-12


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                            12


SIGNATURES                                                                             13

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           Balance Sheets (Unaudited)
                                 (In Thousands)

                                                             June 30,
                                                       ---------------------   December 31,
 ASSETS                                                  1995         1994         1994
                                                       --------      -------   ------------
 Current assets:
    Cash and short term investments                    $    713        3,118           37
    Receivables from related party:
       Accounts receivable                                   61          690        5,995
       Other                                                -            654          -
    Annualized cost adjustment                            1,253        1,163          -
    Prepaid expenses and other assets                        64           43           24
                                                       --------      -------     --------
 Total current assets                                     2,091        5,668        6,056
                                                       --------      -------     --------

 Land, orchards and equipment                            73,191       73,191       73,191
    Less accumulated depreciation
      and amortization                                  (12,516)     (10,951)     (11,715)
                                                       --------      -------     --------
 Land, orchards and equipment (net)                      60,675       62,240       61,476
                                                       --------      -------     --------

 Deferred charges (net)                                      14           16           12
                                                       --------      -------     --------
 Total assets                                          $ 62,780       67,924       67,544
                                                       ========      =======     ========

 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
    Line of credit payable                             $    -          3,775        1,407
    Mortgage note payable (current portion)                  60           65           60
    Accounts payable to related parties                   1,077        1,051        3,784
    Distributions payable                                   379          757          379
    Other current and accrued liabilities                   227          202          207
                                                       --------      -------     --------
 Total current liabilities                                1,743        5,850        5,837
                                                       --------      -------     --------

 Mortgage note payable (noncurrent portion)                 234          289          264
 Deferred income tax expense                             14,982       14,982       14,982

 Partners' capital:
    General partners                                        459          468          465
    Class A limited partners                             45,362       46,335       45,996
                                                       --------      -------     --------
 Total partners' capital                                 45,821       46,803       46,461
                                                       --------      -------     --------
 Total liabilities and partners' capital               $ 62,780       67,924       67,544
                                                       ========      =======     ========


 See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                                 Three months         Six months
                                                ended June 30,       ended June 30,
                                               ----------------     ----------------
                                                1995      1994      1995       1994
                                               ------     -----     -----      -----
  Macadamia nut sales to related parties       $   61       690     2,635      2,117

  Cost of goods sold:
    Costs expensed under farming
      contracts with related parties               20       485     1,644      1,529
    Depreciation and amortization                  16        66       295        252
    Other                                           3         8        50         42
                                               ------     -----     -----      -----
                                                   39       559     1,989      1,823
                                               ------     -----     -----      -----

  Gross profit margin                              22       131       646        294

  General and administrative expenses:
    Costs expensed under management
      contract with related party                 101       123       237        262
    Amortization                                    3         4         6          8
    Other                                          68        79       274        269
                                               ------     -----     -----      -----
                                                  172       206       517        539
                                               ------     -----     -----      -----

  Operating income (loss)                        (150)      (75)      129       (245)

  Interest income (expense)                         2        (3)      (11)       (14)
                                               ------     -----     -----      -----
  Income (loss) before taxes                     (148)      (78)      118       (259)

  Deferred income tax credit (expense)              -       614         -        329
                                               ------     -----     -----      -----
  Net income (loss)                            $ (148)      536       118         70
                                               ======     =====     =====      =====


  Net cash flow (as defined in the
    Partnership Agreement)                     $ (145)      565       388      1,470
                                               ======     =====     =====      =====
  Net income (loss) per Class A Unit           $(0.02)     0.07      0.02       0.01
                                               ======     =====     =====      =====

  Net cash flow per Class A Unit               $(0.02)     0.07      0.05       0.19
                                               ======     =====     =====      =====

  Cash distributions per Class A Unit          $ 0.05      0.10      0.10       0.20
                                               ======     =====     =====      =====

  Class A Units outstanding                     7,500     7,500     7,500      7,500
                                               ======     =====     =====      =====


  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                 (In Thousands)


                                                   Three months             Six months
                                                  ended June 30,           ended June 30,
                                               --------------------      ------------------
                                                1995          1994        1995        1994
                                               -------       ------      ------      ------
  Partners' capital at beginning of period:
     General partners                          $   464          470         465         483
     Class A Limited Partners                   45,884       46,554      45,996      47,765
                                               -------       ------      ------      ------
                                                46,348       47,024      46,461      48,248
                                               -------       ------      ------      ------
  Allocation of net income (loss):

     General partners                               (2)           6           1           -
     Class A Limited Partners                     (146)         530         117          70
                                               -------       ------      ------      ------
                                                  (148)         536         118          70
                                               -------       ------      ------      ------

  Cash distributions:

     General partners                                4            8           8          15
     Class A Limited Partners                      375          749         750       1,500
                                               -------       ------      ------      ------
                                                   379          757         758       1,515
                                               -------       ------      ------      ------
  Partners' capital at end of period:

     General partners                              458          468         458         468
     Class A Limited Partners                   45,363       46,335      45,363      46,335
                                               -------       ------      ------      ------
                                               $45,821       46,803      45,821      46,803
                                               =======       ======      ======      ======



  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                           Three months          Six months
                                                          ended June 30,       ended June 30,
                                                         -----------------    ----------------
                                                          1995       1994      1995      1994
                                                         -------    ------    ------    ------
  Cash flows from operating activities:

     Cash received from macadamia nut sales              $ 3,128     4,514     8,569     7,422
     Cash paid under farming
       and management contracts                           (2,128)   (1,986)   (5,267)   (5,251)
     Cash paid to other suppliers                            (96)     (107)     (412)     (383)
     Interest received (paid)                                  2        26       (11)      (18)
                                                         -------    ------    ------    ------
  Net cash provided
    (used) by operating activities                           906     2,447     2,879     1,770
                                                         -------    ------    ------    ------
  Cash flows from investing activities:

     Stabilization payments received                           -        20         -        20
     Cash flow warranty payments received                      -       915         -       935
                                                         -------    ------    ------    ------
  Net cash provided by investing activities                    -       935         -       955
                                                         -------    ------    ------    ------
  Cash flows from financing activities:

     Line of credit drawings (repayments)                      -       510    (1,407)    1,938
     Principal payments of mortgage note                     (15)      (16)      (30)      (32)
     Distributions paid                                     (379)     (758)     (758)   (1,515)
     Other                                                    (8)       (9)       (8)       (9)
                                                         -------    ------    ------    ------
  Net cash provided
    (used) in financing activities                          (402)     (273)   (2,203)      382
                                                         -------    ------    ------    ------
  Net increase (decrease) in cash                            504     3,109       676     3,107

  Cash at beginning of period                                209         9        37        11
                                                         -------    ------    ------    ------
  Cash at end of period                                  $   713     3,118       713     3,118
                                                         =======    ======    ======    ======


  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                           Three months         Six months
                                                            ended June         ended June 30,
                                                         -----------------    ----------------
                                                          1995       1994      1995      1994
                                                         -------    ------    ------    ------
  Reconciliation of net income to net cash
    provided (used) by operating activities:

       Net income (loss)                                 $  (148)      536       118        70

       Adjustments to reconcile net income
         (loss) to net cash provided (used)
         by operating activities:
              Depreciation and amortization                   19        70       301       260
              Deferred income tax credit                       -      (614)        -      (329)
              Decrease in accounts
                receivable from related party              3,067     3,824     5,934     5,252
              Decrease (increase) in prepaid
                expenses and other assets                    (14)       32       (40)      (21)
              Decrease in accounts payable
                to related party                          (1,218)     (980)   (2,707)   (2,760)
              Increase in current and
                other accrued liabilities                     47        27        20        16
              (Increase) decrease in annualized
                cost adjustment [other than from
                depreciation and amortization]              (847)     (391)     (747)     (640)
              Net cost of developing orchard                   -       (57)        -       (79)
              Other                                            -         -         -         1
                                                         -------    ------    ------    ------
       Total adjustments                                   1,054     1,911     2,761     1,700
                                                         -------    ------    ------    ------
  Net cash provided (used)
    by operating activities                              $   906     2,447     2,879     1,770
                                                         =======    ======    ======    ======


  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements


  (1) In the opinion of management, the accompanying unaudited Balance Sheets as of June 30, 1995, June 30, 1994 and December 31, 1994 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the periods ended June 30, 1995 and 1994 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of June 30, 1995, June 30, 1994 and December 31, 1994 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 1995 and 1994.

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

            The Partnership adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS No. 109") in 1993 and applied the provisions of FAS No. 109 retroactively to January 1, 1988. Prior year financial statements were restated to give effect to this standard. The Partnership is required to accrue a deferred income tax expense, or credit, for any changes in the deferred income tax liability balance. This charge, or credit, does not have a relationship to income, or loss, before taxes.

  (6) On May 19, 1995, the second quarter cash distribution was declared in the amount of five cents (5 cents.) per Class A Unit, payable on August 15, 1995 to unitholders of record as of the close of business on June 30, 1995.

  (7) On June 30, 1995, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


OPERATING RESULTS -- FOR THE PERIODS ENDED JUNE 30, 1995 AND 1994
For the first three months and first six months of 1995, nut production, price and revenues are summarized below:

                                                       For the Three Months
                                                         Ended  June  30,
                                                       --------------------
                                                       1995           1994         Change
                                                       -----          -----        ------
     Nuts harvested (000's Lbs. WIS)                     575          1,146         - 50%
     Nut price ($/Lb.)                                 .5733          .6021         -  5%
                                                       -----          -----

     Gross nut revenues ($000's)                         330            690         - 52%

     Less adjustment for revised nut
       price estimate on first quarter
       production (see discussion below)                (269)            -

     Less portion reported on the
       balance sheet ($000's)                             -              -
                                                       -----          -----

     Net nut revenues ($000's)                            61            690         - 91%
                                                       =====          =====


                                                        For the Six Months
                                                          Ended June 30,
                                                       --------------------
                                                       1995           1994         Change
                                                       -----          -----        ------
     Nuts harvested (000's Lbs. WIS)                   4,595          3,604         + 27%
     Nut price ($/Lb.)                                 .5733          .6021         -  5%
                                                       -----          -----

     Gross nut revenues ($000's)                       2,635          2,170         + 21%

     Less portion reported on
       the balance sheet ($000's)                         -             (53)
                                                       -----          -----

     Net nut revenues ($000's)                         2,635          2,117         +24%
                                                       =====          =====


For the full 1994-95 crop year (July 1 through June 30), nut production increased by 6% to 19.9 million pounds. Comparative crop year production figures are summarized below (in thousands of wet-in-shell pounds at 25% equivalent moisture):

                                            For the Crop Year
                                             Ended June 30,                 1995       1994
                                     -------------------------------        over       over
                                      1995        1994         1993         1994       1993
                                     ------      ------       ------       ------     ------
     Keaau orchards                   7,038       7,846        6,157       - 10%      + 27%
     Ka'u orchards                   12,319      10,204        9,980       + 21%      +  2%
     Mauna Kea orchard                  577         729          470       - 21%      + 55%
                                     ------      ------        -----

     Total production                19,934      18,779       16,607       +  6%      + 13%
                                     ======      ======       ======


Production changes year-over-year resulted primarily from variations in weather (especially rainfall levels and patterns) and tree maturation. Because the Ka'u orchards are located in a drier part of the Island of Hawaii while the Keaau and Mauna Kea orchards are located in a wetter part of the Island of Hawaii, periods of very dry weather on the island tend to penalize the Ka'u orchards (from insufficient moisture) while periods of very wet weather on the island tend to penalize the Keaau and Mauna Kea orchards (from excessive moisture). Nearly one-third of the Partnership's acreage has not yet reached full maturity.

The increase in nut production for the first half of 1995 reflected a combination of weather and tree maturation. Because of harvest timing, however, second quarter nut production was lower than the same quarter of the prior year.

The Partnership's nut price is determined by a formula which is weighted 50% on a two-year trailing average of USDA reported macadamia nut prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("MLMNC"), a separate privately owned company which purchases all of the Partnership's nuts under long-term contracts.

The final price to be paid for the entire year's production is not known until early in the following year when MLMNC's books have been closed and audited. For interim payment and reporting purposes, therefore, the Partnership and MLMNC estimate this nut price based on MLMNC's current processing and marketing plan. When MLMNC updates its plan, the Partnership revises its current year nut price estimate accordingly and records an adjustment in that quarter to apply the revised price estimate to all nuts sold earlier in that year as well.

Normally, MLMNC updates its plan late in the third quarter and this adjustment is reflected in the Partnership's third quarter results. Because MLMNC changed its fiscal year this year, however, their new plan was available in time to incorporate their updated nut price estimate into the Partnership's second quarter report this year.

Weather at the Partnership's Keaau and Mauna Kea orchards has been good recently. However, weather at the Partnership's Ka'u orchards has been drier than normal in the first half of 1995. Although rainfall levels have improved in the last few weeks at Ka'u, it is likely that production from the Ka'u orchards will be lower than normal during the 1995-96 crop year.

Production costs (reported as "cost of goods sold") are based on annualized standard unit costs. As with estimated interim nut prices, these annualized standard unit costs are updated when new information becomes available. In prior years, those affiliates of MLMNC which perform farming services for the Partnership under long-term contracts updated their plans late in the third quarter and the effect of those adjustments on its standard unit costs was reflected in the Partnership's third quarter results. Because these affiliates also changed fiscal years this year, however, their new plans were available in time for the Partnership to update its standard costs as of the second quarter this year.

Total production costs were 9% higher in the first half of 1995 than for the same period in 1994 as a result of higher production. On a per pound basis, production costs were 16% lower in the first half of 1995 than in the corresponding period last year due primarily due to differences in orchard mix (with proportionately more pounds harvested from the Partnership's lower cost orchards in the first half of 1995).

Excluding management fees payable to the managing general partner, general and administrative expenses are roughly comparable year over year. No management fee is currently expected to be paid with respect to 1995. The Partnership generated more interest income from its cash on hand than it incurred under its mortgage note payable, resulting in net interest income for the second quarter of 1995.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY
Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. Line of credit drawings decreased from $3.8 million at June 30, 1994 to zero at June 30, 1995 due primarily to payment timing. No borrowings were made from the line of credit during the second quarter. The Partnership will make borrowings from the line during the last five months of the year to fund working capital needs arising from the normal seasonality of macadamia nut farming.

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

INFLATION AND TAXES

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Those prices are influenced strongly by worldwide macadamia nut production and by prices for finished macadamia products which, in turn, depend on competition and consumer acceptance.

The large majority of the world's macadamia nuts are grown in Hawaii and in Australia, with a handful of other countries accounting for the remainder. Although Hawaii has led the world in production for many years, it appears that Australian macadamia nut production has grown significantly in recent years and that Australia may overtake Hawaii in production as early as this year.

Inasmuch as only an estimated 40% of Australian macadamia nut trees are now at full maturity, it is likely that Australian macadamia nut production will continue to grow significantly over the next several years. As a result, it is also likely that macadamia nut supplies will be abundant for the next several years and that macadamia nut prices will experience pressure if that expected increased supply of macadamia nuts is not matched by commensurate increases in worldwide demand for macadamia nuts.

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

As a result of the OBRA provision, the Partnership implemented Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS No. 109") in 1993 and applied the provisions of FAS No. 109 retroactively to January 1, 1988. Prior year financial statements were restated to give effect to this standard. The Partnership is required to accrue a deferred income tax expense, or credit, for changes in the deferred income tax liability balance. This charge, or credit, does not have a relationship to income, or loss, before taxes.





PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 (a)  The following documents are filed as part of this report:

            Exhibit                                                     Page
            Number   Description                                       Number
            -------  -----------                                       ------
            (11.1)   Statement re Computation of Net Income             14
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





                                        MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                  (Registrant)


                                        By  MAUNA LOA RESOURCES INC.
                                            Managing General Partner


                                        By  /s/   D. S. Dymond
                                            ---------------------------------
                                                  D. S. DYMOND

                                           Senior Vice President, Operations
                                           and Principal Financial Officer




Date:        August 11, 1995
      -----------------------------