Form 10-Q
period 1995-09-30
MAUNA LOA MACADAMIA PARTNERS LP
filed 1995-11-13
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


        (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

                                       OR

        ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

      Yes   X      No
          -----       -----
As of October 31, 1995, Registrant had 7,500,000 Class A Units issued and outstanding.

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

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           Balance Sheets (Unaudited)
                                 (In Thousands)

                                                      September 30,
                                                  ---------------------       December 31,
 ASSETS                                             1995          1994           1994
                                                  -------       -------         -------

 Current assets:
    Cash and short term investments               $    11            19              37
    Receivables from related party:
       Accounts receivable                          3,860         1,995           5,995
       Other                                            -             -               -
    Annualized cost adjustment                        354         1,335               -
    Prepaid expenses and other assets                  55            43              24
                                                  -------       -------         -------
 Total current assets                               4,280         3,392           6,056
                                                  -------       -------         -------

 Land, orchards and equipment                      73,191        73,191          73,191
    Less accumulated depreciation
      and amortization                            (12,916)      (11,353)        (11,715)
                                                  -------       -------         -------
 Land, orchards and equipment (net)                60,275        61,838          61,476
                                                  -------       -------         -------

 Deferred charges (net)                                11            14              12
                                                  -------       -------         -------
 Total assets                                     $64,566        65,244          67,544
                                                  =======       =======         =======

 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
    Line of credit payable                        $   825         1,205           1,407
    Mortgage note payable (current portion)            62            63              60
    Accounts payable to related parties             2,081         1,755           3,784
    Distributions payable                             379           379             379
    Other current and accrued liabilities             227           204             207
                                                  -------       -------         -------
 Total current liabilities                          3,574         3,606           5,837
                                                  -------       -------         -------

 Mortgage note payable (noncurrent portion)           218           275             264
 Deferred income tax expense                       14,982        14,982          14,982

 Partners' capital:
    General partners                                  459           464             465
    Class A limited partners                       45,333        45,917          45,996
                                                  -------       -------         -------
 Total partners' capital                           45,792        46,381          46,461
                                                  -------       -------         -------
 Total liabilities and partners' capital          $64,566        65,244          67,544
                                                  =======       =======         =======


 See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                                 (In Thousands)

                                                            Three months             Nine months
                                                         ended September 30,     ended September 30,
                                                         -------------------     -------------------
                                                            1995      1994          1995      1994
                                                           ------    ------         -----     -----
  Macadamia nut sales to related party                     $3,860     1,995         6,495     4,112

  Cost of goods sold:
    Costs expensed under farming
      contracts with related parties                        2,619     1,474         4,263     3,003
    Depreciation and amortization                             623       333           918       585
    Other                                                      95        47           145        89
                                                           ------     -----         -----     -----
                                                            3,337     1,854         5,326     3,677
                                                           ------     -----         -----     -----

  Gross profit margin                                         523       141         1,169       435

  General and administrative expenses:
    Costs expensed under management
      contract with related party                              99       107           336       369
    Amortization                                                3         2             9        10
    Other                                                      61        49           335       318
                                                           ------     -----         -----     -----
                                                              163       158           680       697
                                                           ------     -----         -----     -----

  Operating income (loss)                                     360       (17)          489      (262)

  Interest income (expense)                                   (11)      (26)          (22)      (40)
                                                           ------     -----         -----     -----
  Income (loss) before taxes                                  349       (43)          467      (302)

  Deferred income tax credit (expense)                          -         -             -       329
                                                           ------     -----         -----     -----
  Net income (loss)                                        $  349       (43)          467        27
                                                           ======     =====         =====     =====


  Net cash flow (as defined in the
    Partnership Agreement)                                 $  959       276         1,347     1,746
                                                           ======     =====         =====     =====

  Net income (loss) per Class A Unit                       $ 0.05     (0.01)         0.06      0.00
                                                           ======     =====         =====     =====

  Net cash flow per Class A Unit                           $ 0.13      0.04          0.18      0.23
                                                           ======     =====         =====     =====

  Cash distributions per Class A Unit                      $ 0.10      0.10          0.10      0.20
                                                           ======     =====         =====     =====

  Class A Units outstanding                                 7,500     7,500         7,500     7,500
                                                           ======     =====         =====     =====


  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                 (In Thousands)


                                                   Three months            Nine months
                                                ended September 30,    ended September 30,
                                               --------------------    -------------------
                                                1995          1994      1995         1994
                                               -------       ------    ------       ------
  Partners' capital at beginning of period:    $

     General partners                              458          468       465          483
     Class A Limited Partners                   45,363       46,335    45,996       47,765
                                               -------       ------    ------       ------
                                                45,821       46,803    46,461       48,248
                                               -------       ------    ------       ------

  Allocation of net income (loss):

     General partners                                4            -         5            -
     Class A Limited Partners                      345          (43)      462           27
                                               -------       ------    ------       ------
                                                   349          (43)      467           27
                                               -------       ------    ------       ------

  Cash distributions:

     General partners                                3            4        11           19
     Class A Limited Partners                      375          375     1,125        1,875
                                               -------       ------    ------       ------
                                                   378          379     1,136        1,894
                                               -------       ------    ------       ------

  Partners' capital at end of period:

     General partners                              459          464       459          464
     Class A Limited Partners                   45,333       45,917    45,333       45,917
                                               -------       ------    ------       ------
                                               $45,792       46,381    45,792       46,381
                                               =======       ======    ======       ======



  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                 Three months              Nine months
                                              ended September 30,      ended September 30,
                                              -------------------      -------------------
                                                1995       1994          1995      1994
                                               -------    ------        ------    ------
  Cash flows from operating activities:

     Cash received from nut sales              $    61       690         8,630     8,112
     Cash paid under farming
       and management contracts                 (1,077)     (970)       (6,344)   (6,221)
     Cash paid to other suppliers                 (108)      (98)         (520)     (481)
     Interest received (paid)                      (11)      (32)          (22)      (50)
                                               -------    ------        ------    ------
  Net cash provided by
    (used in) operating activities              (1,135)     (410)        1,744     1,360
                                               -------    ------        ------    ------

  Cash flows from investing activities:

     Stabilization payments received                 -         -             -        20
     Cash flow warranty payments received            -       654             -     1,589
                                               -------    ------        ------    ------
  Net cash provided by investing activities          -       654             -     1,609
                                               -------    ------        ------    ------

  Cash flows from financing activities:

     Line of credit drawings (repayments)          825    (2,570)         (582)     (632)
     Principal payments of mortgage note           (14)      (16)          (44)      (48)
     Distributions paid                           (378)     (757)       (1,136)   (2,272)
     Other                                           -         -            (8)       (9)
                                               -------    ------        ------    ------
  Net cash provided by
    (used in) financing activities                 433    (3,343)       (1,770)   (2,961)
                                               -------    ------        ------    ------

  Net increase (decrease) in cash                 (702)   (3,099)          (26)        8

  Cash at beginning of period                      713     3,118            37        11
                                               -------    ------        ------    ------

  Cash at end of period                        $    11        19            11        19
                                               =======    ======        ======    ======


  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                    Three months                    Nine months
                                                 ended September 30,            ended September 30,
                                                 ------------------             -------------------
                                                   1995      1994                  1995      1994
                                                 -------    ------                ------    ------
  Reconciliation of net income to net cash
    provided (used) by operating activities:

       Net income (loss)                          $   349      (43)                  467        27

       Adjustments to reconcile net income
         (loss) to net cash provided (used)
         by operating activities:
              Depreciation and amortization           626      335                   927       595
              Deferred income tax credit                -        -                     -      (329)
              (Increase) decrease in accounts
                receivable from related party      (3,799)  (1,305)                2,135     3,947
              (Increase) decrease in prepaid
                expenses and other assets               9        -                   (31)      (21)
              Increase (decrease) in accounts
                payable to related party            1,004      704                (1,703)   (2,056)
              Increase (decrease) in current
                and other accrued liabilities           -        2                    20        18
              (Increase) decrease in annualized
                cost adjustment [other than from
                depreciation and amortization]        676     (103)                  (71)     (743)
              Net cost of developing orchard            -        -                     -       (79)
              Other                                     -        -                     -         1
                                                  -------   ------                ------    ------
       Total adjustments                           (1,484)    (367)                1,277     1,333
                                                  -------   ------                ------    ------

  Net cash provided by (used
    in) operating activities                      $(1,135)    (410)                1,744     1,360
                                                  =======   ======                ======    ======


  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements


  (1) In the opinion of management, the accompanying unaudited Balance Sheets as of September 30, 1995, September 30, 1994 and December 31, 1994 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the periods ended September 30, 1995 and 1994 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of September 30, 1995, September 30, 1994 and December 31, 1994 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 1995 and 1994.

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

  (6) On August 18, 1995, the third quarter cash distribution was declared in the amount of five cents (5 cents) per Class A Unit, payable on November 15, 1995 to unitholders of record as of the close of business on September 29, 1995.

  (7) On September 30, 1995, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OPERATING RESULTS -- FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994 For the first three months and first nine months of 1995 and 1994, nut production, price and revenues are summarized below:

                                                               For the Three Months
                                                               Ended  September 30,
                                                             -------------------------
                                                              1995               1994        Change
                                                             ------             ------       ------
     Nuts harvested (000's Lbs. WIS)                         6,656               3,313        + 101%
     Nut price ($/Lb.)                                       .5799               .6021        -   4%
                                                             -----               -----

     Net nut revenues ($000's)                               3,860               1,995        +  93%
                                                             =====               =====


                                                              For the Nine Months
                                                              Ended September  30,
                                                            -------------------------
                                                             1995                1994        Change
                                                            ------              ------       ------
     Nuts harvested (000's Lbs. WIS)                        11,251               6,917        +  63%
     Nut price ($/Lb.)                                       .5773               .6021        -   4%
                                                            ------               -----

     Gross nut revenues ($000's)                             6,495               4,165        +  56%
     Less portion reported on
       the balance sheet ($000's)                                -                 (53)
                                                            ------               -----

     Net nut revenues ($000's)                               6,495               4,112        +  58%
                                                            ======               =====

Production changes year-over-year result primarily from variations in weather (especially rainfall levels and patterns) and tree maturation. Because the Ka'u orchards are located in a drier part of the Island of Hawaii while the Keaau and Mauna Kea orchards are located in a wetter part of the Island of Hawaii, periods of very dry weather on the island tend to penalize the Ka'u orchards (from insufficient moisture) while periods of very wet weather on the island tend to penalize the Keaau and Mauna Kea orchards (from excessive moisture). Nearly one-third of the Partnership's acreage has not yet reached full maturity.

The increase in nut production for the third quarter and for the first nine months of 1995 reflected a combination of weather and tree maturation. Because of the continuation of unusually dry weather in the Ka'u area, however, fourth quarter production is expected to be lower than normal this year.

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

Production costs (reported as "cost of goods sold") are based on annualized standard unit costs. As with estimated interim nut prices, these standards are updated when new information becomes available. With a standard costing system, any difference between costs incurred during an interim period and costs charged to expense during that period is recorded on the balance sheet as an annualized cost adjustment.

                                                               For the Three Months
                                                               Ended  September 30,
                                                             --------------------------
                                                              1995                1994        Change
                                                             ------              ------       ------
     Production costs incurred ($000's)                       2,438               2,026        +  20%
     Portion charged to balance sheet ($000's)                 (899)                172           NM
                                                             ------              ------

     Portion charged to expense ($000's)                      3,337               1,854        +  80%
     Nuts harvested (000's Lbs WIS)                           6,656               3,313        + 101%
                                                             ------              ------
     Average unit cost (per Lb.)                               50.1 cents          56.0 cents  -  11%
                                                             ======              ======

                                                               For the Nine Months
                                                               Ended  September 30,
                                                             --------------------------
                                                              1995                1994        Change
                                                             ------              ------       ------
     Production costs incurred ($000's)                       5,680               5,144        +  10%
     Portion charged to balance sheet ($000's)                  354               1,467        -  76%
                                                             ------              ------

     Portion charged to expense ($000's)                      5,326               3,677        +  45%
     Nuts harvested (000's Lbs WIS)                          11,251               6,917        +  63%
                                                             ------              ------
     Average unit cost (per Lb.)                               47.3 cents          53.2 cents  -  11%
                                                             ======              ======

The increases in total production costs resulted from substantially higher production, which raises both harvesting and husking costs. The decreases in average unit costs primarily results from differences in the mix of orchards harvested in the respective periods, as a separate standardized unit cost is used for each orchard (based on that orchard's expected full year production and farming costs).

General and administrative expenses are roughly comparable year over year. The reduction in interest expense reflects reduced borrowing needs as a result of good production volume and therefore nut sales revenue in the fourth quarter of 1994 and the first quarter of 1995.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs arising from the normal seasonality of macadamia nut farming. Line of credit drawings decreased from $1.2 million at September 30, 1994 to $0.8 million at September 30, 1995 due primarily to cash flow from operations having exceeded payments of cash distributions during that period. There were no drawings from February 1995 through June 1995 and none are expected for November or December of 1995.

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

As a result, it is likely that macadamia nut supplies will be abundant for the next several years and that macadamia nut prices will experience pressure if that expected increased supply of macadamia nuts is not matched by commensurate increases in worldwide demand for macadamia nuts.

Farming costs, particularly materials and labor, do generally reflect inflationary trends as do general and administrative costs.

The Omnibus Budget Reconciliation Act of 1987 ("OBRA") provides that some publicly traded limited partnerships, including the Partnership, are to be taxed as corporations beginning in 1998. If this provision is not modified and if the Partnership does not modify its operating structure prior to 1998, the amount of cash available for distribution will be reduced materially.

As a result of this OBRA provision, the Partnership implemented Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS No. 109") in 1993 and applied the provisions of FAS No. 109 retroactively to January 1, 1988. Prior year financial statements were restated to give effect to this standard. The Partnership is required to accrue a deferred income tax expense, or credit, for changes in the deferred income tax liability balance. This charge, or credit, does not have a relationship to income, or loss, before taxes.





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




Date: November 13, 1995