Form 10-K
period 1995-12-31
MAUNA LOA MACADAMIA PARTNERS LP
filed 1996-03-29
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the Fiscal Year Ended        December 31, 1995
                                             ---------------------
                                      OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      Commission File Number    1-9145
                                              ----------

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                    DELAWARE                              99-0248088
         -------------------------------              ------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

           827 FORT STREET, HONOLULU, HAWAII                    96813
        ----------------------------------------            --------------
        (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:   (808) 544-6112
                                                            ---------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
             Title of Each Class                    on Which Registered
    -------------------------------------         ------------------------
    Depositary Units Representing
    Class A Limited Partners' Interests            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this
10-K. [    ]

As of February 29, 1996, 7,500,000 shares of the Registrant's Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $19,554,476 (based on the closing price on that date of $2.625 per Unit).

THE EXHIBIT INDEX IS LOCATED ON PAGE  62 .
                                     ----

                                    PART  I

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF THE BUSINESS

The registrant, Mauna Loa Macadamia Partners, L.P. (the "Partnership"), is a Delaware limited partnership organized in April 1986. Its managing general partner is Mauna Loa Resources Inc. (the "Managing Partner") and its special general partner is Mauna Loa Macadamia Nut Corporation (the "Special Partner"). The Managing Partner and the Special Partner (collectively, the "General Partners") are direct or indirect wholly owned subsidiaries of C. Brewer and Company, Limited ("C. Brewer").

The Partnership is a publicly traded limited partnership engaged in the business of growing macadamia nuts in Hawaii for sale under the MAUNA LOA (R) brand name. The Partnership began operations in June 1986 after acquiring interests in approximately 2,423 tree acres of macadamia orchards from Mauna Loa Macadamia Nut Corporation ("Mauna Loa") and one of its affiliates. In December 1986, the Partnership acquired an additional 266 tree acres of developing macadamia orchards from an affiliate of Mauna Loa. The macadamia orchards acquired by the Partnership in June 1986 and December 1986 are herein referred to as the "Existing Orchards". In October 1989, the Partnership acquired certain interests in approximately 1,260 tree acres of producing and developing macadamia orchards (the "New Orchards") from two affiliates and a related party (by common ownership) of Mauna Loa. In September 1991, the Partnership acquired approximately 78 tree acres of producing macadamia orchards ("Lot 10 Orchard") from a related party (by common ownership) of Mauna Loa. The Existing Orchards, the New Orchards and the Lot 10 Orchard are collectively referred to as the "Orchards".

The Partnership is one of the world's largest growers of macadamia nuts. Macadamia nuts are premium quality nuts that are generally considered to be in a consumer category with cashews, almonds and pistachios. Mauna Loa, the largest processor and marketer of macadamia nuts in the world, sells macadamia nuts as "fancy" nuts (the premium grade) and "choice" nuts (the second grade) and produces and sells various macadamia nut products. These include pristine salted and unsalted roasted macadamia nuts and packages of diced macadamia nuts (for cooking and baking) and value-added products such as candy-glazed macadamia nuts, chocolate-covered macadamia nuts, chocolate macadamia nut candy bars, honey-roasted macadamia nuts and macadamia nut brittle. In 1994, Mauna Loa introduced a variety of new products including macadamia nut cookies in seven ounce boxes, macadamia nut oil for cooking and salads and several other holiday and seasonal packaged products. Mauna Loa is able to obtain higher margins for its branded and value-added products than if its macadamia nuts were sold as ingredients or through bulk sales.

The Partnership sells all of the macadamia nuts from the Existing Orchards to Mauna Loa under two twenty-year nut purchase contracts (the "Existing Nut Purchase Contracts") expiring in 2006. The Partnership sells all of the macadamia nuts from the New Orchards (excluding "unusable" nuts) to Mauna Loa under a thirty-year nut purchase contract (the "New Nut Purchase Contract") expiring in 2019. The Partnership sells all of the macadamia nuts from the Lot 10 Orchard to Mauna Loa under a twenty-year nut purchase contract (the "Lot 10 Nut Purchase Contract") expiring in 2003.

One of Mauna Loa's affiliates farms the Existing Orchards under two twenty-year farming contracts (the "Existing Farming Contracts") expiring in 2006. Two of Mauna Loa's affiliates farm the New Orchards under a thirty-year farming contract (the "New Farming Contract") expiring in 2019. One of Mauna Loa's affiliates farms the Lot 10 Orchard under a fifteen-year farming contract (the "Lot 10 Farming Contract") expiring in 1998.

The Partnership is Mauna Loa's largest single supplier of macadamia nuts.
Mauna Loa or its predecessors have owned and operated macadamia orchards in the Hawaiian Islands since 1958.

Historically, the market for macadamia nuts has been concentrated in Hawaii where the nuts are sold as a gift item to tourists and for local consumption. Mauna Loa believes that the MAUNA LOA (R) brand accounts for the bulk of branded macadamia nut products sold on the U.S. mainland and that it is the largest seller of macadamia nut products in the State of Hawaii. As the U.S. mainland and the State of Hawaii are believed to constitute the largest markets for macadamia nuts in the world, and with its sales in Asia growing, Mauna Loa also believes that it is the largest seller of macadamia nuts in the world.

Mauna Loa markets its macadamia nut products in a wide variety of product forms. The highest grade "fancy" nuts are sold in pristine roasted form in jars, cans and foil pouches. The second grade "choice" nuts are used to produce various glazed products including coconut, coffee and butter candy glazed macadamia nuts, macadamia nut brittle, honey-glazed macadamia nuts and chocolate-covered macadamia nuts. Mauna Loa is able to obtain higher prices for these upgraded products than it is able to obtain for nuts sold as ingredients or through bulk sales.

Macadamia nuts compete for customer purchases with several other kinds of premium nuts, such as cashews, pistachios and almonds. Mauna Loa is not a major factor in the overall premium nut market because of the relatively low volume of available supply.

NARRATIVE DESCRIPTION OF THE BUSINESS

As noted above, the Partnership is Mauna Loa's largest supplier of macadamia nuts and Mauna Loa believes that it is the largest processor and marketer of macadamia nuts in the world.

Macadamia nuts are generally considered to be premium quality nuts in a consumer category with cashews, pistachios and almonds and are bought primarily as snack and entertainment food and as gift items. Macadamia nuts are generally the highest priced of these premium nuts.

Approximately 19% of sales of the MAUNA LOA (R) brand are made in the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers. Effective March 1, 1993, the Planters Division of the Nabisco Foods Group ("Planters") became the exclusive marketer and distributor of MAUNA LOA (R) pristine macadamia nuts on the U.S. mainland. In 1995, Planters accounted for about 24% of the U.S. mainland sales. Mauna Loa continued to sell a selection of its other products on the U.S. mainland since that date and, effective April 1, 1996, Mauna Loa will reassume responsibility for U.S. mainland pristine macadamia nut sales from Planters.

Approximately 40% of sales of the MAUNA LOA (R) brand are made in Hawaii where Mauna Loa sells through its own direct sales force primarily to retailers. A substantial portion of the macadamia products sold are purchased by visitors as gifts and souvenirs. As a result, sales depend on the level of tourist traffic. The number of people visiting Hawaii increased by 3% to 6.63 million in 1995 (compared to 6.46 million people who visited in 1994), with 3.98 million west-bound visitors (primarily from the U.S. mainland and Canada) and
2.66 million east-bound visitors (primarily from Japan and the Far East).
Mauna Loa believes that it is the largest seller of macadamia products in the State of Hawaii.

Outside the United States, Mauna Loa's other major market is Japan and the Far East. In 1995, Mauna Loa's sales in Japan and the Far East accounted for approximately 29% of its total sales. Mauna Loa has only recently begun to develop the market in Japan and other Far East countries and has not made a significant effort in other foreign markets. Mauna Loa is currently initiating an advertising and promotion campaign in China where macadamia nuts are relatively unknown, but where the potential for new sales is significant.

Competition

Because the Partnership's revenues from nut sales (and therefore its overall financial results) are tied to a formula dependent in large part upon Mauna Loa's market performance, the Partnership bears certain risks associated with Mauna Loa's marketing of the nuts, including the likelihood of increased future competition.

Mauna Loa considers its primary competition to be other premium nut products, except in Hawaii where its products compete with those of other macadamia nut producers and other food and non-food tourist items. As a premium nut, macadamia nuts compete with cashews, almonds and pistachios.

In 1995, macadamia nuts comprised about 3% of the $504 million in sales of branded premium nuts sold through mass merchandisers and drug and grocery stores on the U.S. mainland. Cashews represented 42% of the dollar sales in this segment followed by mixed nuts at 40%, pistachios at 12% and almonds at 3%. Macadamia nuts are the highest priced of all premium nuts, and they therefore may be sensitive to price competition from other nuts.

The largest single market for macadamia nuts is Hawaii, where Mauna Loa's products are sold to both tourists and residents for personal consumption and as gifts. The Hawaii macadamia market is segmented into two categories: chocolate-covered macada-mia nuts and all other macadamia products, with canned macadamia nuts in a six-pack gift box being the leading seller.

Mauna Loa's major competitor with respect to chocolate-covered macadamia nuts is Hawaiian Host. Mauna Loa's major competitor with respect to other macadamia nut products is MacFarms of Hawaii, Inc., which sells macadamia nut products under its own brand name in Hawaii and has sold macadamia nut products under the "Blue Diamond" brand name on the U.S. mainland.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, Central America and in several other areas. The world supply of macadamia nuts has increased substantially during the last several years and is projected to increase substantially in the next several years due to continuing maturation of orchards in Hawaii and a number of foreign countries, especially Australia. This increased supply of macadamia nuts is expected to continue to exert downward pressure on macadamia prices in the future, which could be offset by balance brought by an increase in demand.

A general decline in nut prices would adversely affect the prices which Mauna Loa could charge for its macadamia nut products and could have a negative effect on its profitability. Since the purchase price for the Partnership's nuts under all of its nut purchase contracts is based in part on nut prices reported by the industry and in part on the marketing success of Mauna Loa, a general decline in macadamia nut prices could also adversely affect the Partnership's revenues.

Farming Operations

Farming operations for the Existing Orchards are performed for the Partnership by Ka'u Agribusiness Co., Inc. ("KACI") under the Existing Farming Contracts. Farming operations for the New Orchards are performed by KACI and Mauna Kea Agribusiness Co., Inc. ("MKACI") under the New Farming Contract. Farming operations for the Lot 10 Orchard are performed by KACI under the Lot 10 Farming Contract.

Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, husking and related services. The orchards are located at three separate locations with different terrain and weather conditions on the island of Hawaii ("Keaau", "Ka'u" and "Mauna Kea" - see Item 2. for a description of where these areas are located). Farming methods therefore vary somewhat among the three locations.

Orchard Maintenance. Maintenance of an orchard is essential to macadamia nut farming. Pruning and hedging of trees is necessary to allow space for mechanical harvesting and cultivating equipment to safely and efficiently operate and to remove dead branches. Where mechanical equipment is used, the orchard floor must be maintained in a condition that will permit its operation. Soil and gravel are used to repair mudholes and other surface irregularities caused by soil erosion from heavy rain and by farming equipment, though this operation is not performed as frequently due to current cost controls. Pruning and surface maintenance are usually performed after the harvest season.

Orchard management also requires the proper selection and application of fertilizers, pesticides (to control rodents, insects and fungi) and herbicides (to control weeds). Insects, rodents and fungi, as well as wild pigs, if not controlled can cause losses to nut production.

Harvesting. The harvest period begins in the late summer and runs through the spring. Mature nuts fall from the trees and are harvested using mechanized harvest equipment when the orchard floor is level enough to permit its use. Nuts are harvested by hand when the orchard floor is too uneven to permit mechanical harvesting, when the nut drop is very light and when nuts remain after harvesting. At Keaau, Ka'u and Mauna Kea, seasonal labor for hand harvesting and other operations is generally available from nearby Hilo and adjacent communities.

Mechanical harvesting is less costly than hand harvesting, but mechanical harvesting is possible only where the orchard floor is relatively flat. Approximately 56% of the Existing Orchards and 81% of the New Orchards are currently mechanically harvested. The balance of the acreage at these orchards is too uneven for mechanical harvesting and must be harvested by hand.

During the harvest season, the nuts are collected every six to ten weeks. Nuts suffer loss in quality if they remain on the ground too long. The harvested nuts are then transported to the husking facility. The Keaau and Ka'u areas have husking facilities, which are not owned by the Partnership. Nuts harvested in the Mauna Kea area are transported to the husking facility in the Keaau area. At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content and kernel quality. Title to the nuts passes to Mauna Loa after weighing, and the nuts are moved to a drying facility.

Processing. The nuts purchased from the Partnership by Mauna Loa are primarily processed at Mauna Loa's processing plant located adjacent to the orchards located in the Keaau area. The plant was built in 1966 and is capable of handling approximately 200,000 pounds of dry-in-shell (commonly abbreviated "DIS") nuts per day. Processing at the plant includes drying, cracking, roasting, inspecting and packaging. The plant also includes separate warehouses, a machine shop, storage facilities, husking facilities, nut drying facilities, a generator and a 10,000 square foot chocolate processing plant. None of these processing facilities are owned by the Partnership.

Mauna Loa also has macadamia nuts processed under contract through four strategic co-packers on the U.S. mainland which provides distribution cost-savings by packing the final products closer to the regional markets.
Nuts are processed, roasted and bulk-packed in Hawaii before being sent to the co-packing facilities. Nuts are packaged into jars for distribution throughout the U.S. mainland and the Far East under the MAUNA LOA (R) brand name. The other three co-packers produce MAUNA LOA (R) chocolate-covered macadamia nuts.

At Mauna Loa's plant in Keaau, the harvested nuts are passed by conveyors over metal screens, blowers and rock separators that remove everything but the in-husk nuts. The husks are then split and removed by pressing the nuts between steel roller bars and a rubber pad. At this stage, the nut kernels are still encased in their hard round shells and roughly 20% of their weight is attributable to moisture content. At this point, the nuts are referred to as wet-in-shell (commonly abbreviated "WIS"). The WIS weight of the nuts is used to determine payments to be made by Mauna Loa under the Nut Purchase
Contracts. Approximately 20% of the WIS weight of the nuts will become dry salable kernels when all further processing is completed.

After the nuts are weighed, their moisture content is reduced by blowing warm air over them, producing DIS nuts. The nuts are then cracked by metal rollers to remove the shell. Mechanical and optical equipment, as well as hand sorting, are used to separate the nut kernels from pieces of broken shell.

The dry nut kernels are roasted and then sorted into fancy and choice grades. At this stage, less than half of the nuts are bulk-packed and sent to the four co-packers for packaging. At Mauna Loa's plant in Keaau the nuts may be salted, or covered with chocolate or one of several candy glazes, and finally packaged, labeled and readied for shipment.

Farming Contracts

All farming activities are conducted by KACI under the Existing Farming Contracts, by KACI and MKACI under the New Farming Contract and by KACI under the Lot 10 Farming Contract. The Existing Farming Contracts, the New Farming Contract and the Lot 10 Farming Contract are collectively called the "Farming Contracts".

Existing Farming Contracts. All services necessary to farm the Existing Orchards are conducted by KACI pursuant to the Existing Farming Contracts. Such services include maintaining the Existing Orchards, harvesting and husking the nuts from the Existing Orchards and delivering such nuts to Mauna Loa's processing plant. KACI also provides necessary accounting and administrative services with respect to the Existing Orchards. In return, the Partnership reimburses KACI for its direct and indirect costs incurred in providing such services, including an equipment utilization charge, and pays KACI an annual Farming Fee equal to 3% of the Partnership's operating cash flow attributable to the Existing Orchards.

The Existing Farming Contracts have twenty-year terms which commenced in 1986. KACI and the Partnership have agreed to renegotiate the Existing Farming Contracts in good faith at the end of their stated terms. The Existing Farming Contracts may be terminated by KACI upon thirty days' notice if the Managing Partner is involuntarily removed as the managing general partner of the Partnership and replaced by a person or entity not affiliated with Mauna Loa.

New Farming Contract. KACI and MKACI perform all orchard management and harvesting activities for the New Orchards under the New Farming Contract. The New

Farming Contract has substantially the same terms as the Existing Farming Contracts except that the New Farming Contract has a thirty-year term (beginning in 1989) while the Existing Farming Contracts have twenty-year terms (beginning in 1986). The New Farming Contract provides for payment by the Partnership to KACI and MKACI of a Farming Fee equal to 3% of the Partnership's operating cash flow attributable to the New Orchards.

Lot 10 Farming Contract. KACI performs all orchard management and harvesting activities for the Lot 10 Orchard under the Lot 10 Farming Contract. The Lot 10 Farming Contract has substantially the same terms as the Existing Farming Contracts and the New Farming Contract except as noted below. The term of the Lot 10 Farming Contract began in 1983 and runs for fifteen years from that date. The Partnership may terminate the Lot 10 Farming Contract as of the end of any calendar year by giving KACI at least twelve months advance notice of its intention to terminate. In lieu of the Farming Fee provided under the Existing Farming Contracts and the New Farming Contract, the Lot 10 Farming Contract provides for two incentive fees. The Production Incentive Fee of ten cents ($0.10) per WIS pound must be paid by the Partnership to KACI for production in excess of 5,939 WIS pounds per tree acre (about 465,855 WIS pounds in the aggregate) from the Lot 10 Orchard for the preceding Crop Year. The Revenue Incentive Fee is 15% of the amount by which the aggregate revenue received by the Partnership from the sale of nuts harvested from the Lot 10 Orchard exceeds $353,382.20 during the preceding Crop Year. The Revenue Incentive Fee is capped at $65,000 for any one year. Collectively, the Production Incentive Fee and the Revenue Incentive Fee are referred to as the Lot 10 Incentive Fees. The Lot 10 Farming Contract does not provide for an equipment utilization charge or a husking charge.

Nut Purchase Contracts

The Partnership sells all of the macadamia nuts produced from the Existing Orchards to Mauna Loa under the Existing Nut Purchase Contract, all the macadamia nuts produced from the New Orchards under the New Orchard Nut Purchase Contract and all of the macadamia nut production from the Lot 10 Orchard under the Lot 10 Nut Purchase Contract. The Existing Nut Purchase Contracts, the New Nut Purchase Contract and the Lot 10 Nut Purchase Contract are collectively called the Nut Purchase Contracts.

Existing Nut Purchase Contracts. Under the Existing Nut Purchase Contracts, the Partnership has agreed to sell, and Mauna Loa has agreed to purchase, all macadamia nuts harvested from the Existing Orchards for a twenty-year period beginning in 1986. The price paid for such purchases is determined annually based on a two-part formula. The formula price is weighted half on (i) the average purchase price per pound for macadamia nuts in Hawaii for the two previous crop years as reported by a United States Department of Agriculture ("USDA") statistical survey (the "USDA Price Component") and (ii) an amount per pound (the "Net-Back Component") for the then current calendar year determined by subtracting from Mauna Loa's gross revenues from the sale of macadamia nut products (1) allocable processing, packaging, marketing, sales and advertising costs and (2) a 20% capital charge on the difference between such aggregate gross revenues and gross costs. The capital charge is intended to return a profit to Mauna Loa for processing and marketing the nuts purchased from the Partnership.

Mauna Loa and the Partnership have agreed to renegotiate the Existing Nut Purchase Contracts in good faith at the end of their stated terms. The Existing Nut Purchase Contracts may be terminated by Mauna Loa upon thirty days' notice if the Managing Partner is involuntarily removed as the managing general partner and replaced by a person or entity not affiliated with Mauna Loa.

New Nut Purchase Contract. Under the New Nut Purchase Contract with Mauna Loa, the Partnership has agreed to sell and Mauna Loa has agreed to purchase all of the macadamia nuts harvested from the New Orchards, except "unusable" nuts.
The New Nut Purchase Contract has substantially the same terms as the Existing Nut Purchase Contracts with the exceptions that (i) the New Nut Purchase Contract has a 30-year term (which commenced in 1989) while the Existing Nut Purchase Contracts have 20-year terms (which commenced in 1986) and (ii) Mauna Loa will not be required to purchase "unusable" nuts under the New Nut Purchase Contract whereas "unusable" nuts are purchased under the Existing Nut Purchase Contracts.

Lot 10 Nut Purchase Contract. Under the Lot 10 Nut Purchase Contract, the Partnership has agreed to sell and Mauna Loa has agreed to purchase all of the macadamia nuts harvested from the Lot 10 Orchard. The Lot 10 Nut Purchase Contract has substantially the same terms as the Existing Nut Purchase Contracts except as noted below. The term of the Lot 10 Nut Purchase Contract began in 1983 and runs for twenty years from that date. The Partnership may terminate the Lot 10 Nut Purchase Contract as of the end of any calendar year by giving Mauna Loa at least twelve months advance written notice of its intention to terminate. The Net Back Component also includes a charge for the husking costs per pound to be subtracted (husking costs are not included in the Lot 10 Farming Contract). The USDA Price Component is staggered so that the price paid is different for the Spring and the Fall.

Stabilization Payments

In December 1986, the Partnership acquired a 266 acre orchard (the "December 1986 Orchard") that was several years younger than other orchards of the Partnership. Because of the relative immaturity of the newer orchard, its productivity (and therefore cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

Accordingly, the seller of this orchard (an affiliate of Mauna Loa) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of a target cash flow level. Stabilization payments for a given year are limited to the lesser of the amount of the shortfall or a maximum payment amount:

                                            Target               Maximum
         Year                              Cash Flow             Payment
         ----                              ---------            ---------
         1993                              $ 507,000            $  20,000
         Thereafter                          507,000                 None

The stabilization payment (including a 4% Hawaii general excise tax) payable to the Partnership was $21,000 for 1993 and none for 1994 and 1995. The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchard. Therefore, payments are reflected in the Partnership's net income ratably through 2019 as a reduction to future amortization for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent.

Cash Flow Warranty Payments

In October 1989, the Partnership acquired 1,040 tree acres of developing orchards that were several years younger on average than the Partnership's other orchards, their productivity and cash flow was expected to be lower for the first several years than for the Partnership's older orchards.

Accordingly, the sellers of these orchards (affiliates of the special general partner) agreed to make cash flow warranty payments to the Partnership (in quarterly installments) for each year through 1994 in which the cash flow (as defined) from these orchards fell short of a cash flow target level. Warranty payments for any year were limited to the lesser of the amount of the short-fall or a maximum payment amount:

                                     Cash Flow                  Maximum
                                       Target                   Warranty
         Year                           Level                    Amount
         ----                      ---------------            ------------
         1993                        $ 3,480,000               $ 2,170,000
         1994                          3,480,000                 1,589,000
         Thereafter                    3,480,000                    None

The warranty payments paid to the Partnership were $2,170,000 for 1993, $1,589,000 for 1994 and none for 1995. The Partnership accounted for cash flow warranty payments as reductions in the cost basis of the orchards. As such, these payments will be reflected in the Partnership's net income ratably through 2030 as reductions to future depreciation for these orchards.

Risks Involved in Operating Macadamia Orchards

General. Macadamia nut trees are subject to damage or destruction from diseases, pests, wind-storms and other natural causes. Prior to 1987, Mauna Loa was required to replace 1% to 2% of its trees each year due to losses. Partnership tree replacements for all orchards from all causes were 1.7% in 1993, 0.9% in 1994 and 1.3% in 1995.

Diseases and Pests. In particular, the Partnership's Keaau orchards have experienced tree replacements of 2.7% in 1993, 2.0% in 1994 and 2.2% in 1995. Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as Macadamia Quick Decline" ("MQD"). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to the fungus/beetle problem (MQD). Another tree variety (variety 344) has recently also been identified as being more susceptible to MQD than other varieties. Based on the latest research, Mauna Loa and the University of Hawaii are working to identify the specific fungus causing the problem and potentially to develop feasible control measures. There is no assurance, however, that a feasible control measure can be developed. Approximately 9% of the Partnership's current orchards are variety 333 and 47% are variety 344. 4% and 25% of the Partnership's total orchards are of the varieties 333 and 344, respectively, in the Keaau and Mauna Kea orchards. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka'u orchards, but tree losses to date have been less than 2% in the Ka'u area.

In addition, there are two types of controllable fungal diseases which can affect nut production which are not fatal to the trees themselves. One of these is Phytopthora which affects the macadamia flowers and nutlets. These types of fungal disease were generally controllable with fungicides, but many of these fungicides are no longer available. Historically, these fungi have attacked the orchards located in Keaau every three or four years. The fungus occurred last in 1990 and required application of a fungicide at a cost of $292,000. There was a Phytopthora occurrence in the Keaau and Mauna Kea orchards in the Spring of 1994 and, as there are currently no feasible methods available to treat Phytopthora, the 1994-95 crop year production for these orchards was affected.

Windstorms and Insurance. The Partnership's orchards are located in areas on the island of Hawaii which are susceptible to windstorms. Twenty-two major windstorms have occurred on the island of Hawaii since 1961 and four of those caused material losses to Partnership orchards. Several of the Partnership's orchards are surrounded by windbreak trees which provide limited protection. Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

In 1990, the Partnership eliminated its insurance coverage for losses arising from fire, lightning and windstorms after the Partnership determined that the cost to insure the orchards against fire, lightning and windstorms was excessively high in view of the levels of coverage and deductible available and historical weather patterns.

In 1996, the Partnership secured tree and crop insurance coverage under a subsidized program. The tree insurance provides coverage up to a maximum of approximately $15 million against loss of trees due to wind, fire or volcanic activity. The crop insurance provides coverage up to a maximum of approximately $4 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

Volcanoes. The orchards are located on the island of Hawaii where there are two active volcanoes. To date, no lava flows from either volcano have affected or threatened the orchards.

Rainfall. The productivity of orchards depends in large part on moisture conditions. Inadequate rainfall can reduce nut yields significantly, while excessive rain without adequate drainage can foster disease and hamper harvesting operations. While rainfall at the orchards located in the Keaau and Mauna Kea areas has generally been adequate, the orchards located in the Ka'u area generally receive less rainfall and, as a result, a portion of the Ka'u orchards is presently irrigated. Irrigation can mitigate the effects of a drought, but it cannot completely protect a macadamia nut crop from the effect of a drought. Recorded rainfall at each of the three locations of the Partnership's Orchards for the past five years is shown below:

         Year                      Ka'u            Keaau        Mauna Kea
         ----                     ------          -------       ---------
         1991                      54.4"           136.2"           150.6"
         1992                      53.0"           121.6"           130.1"
         1993                      27.3"           109.0"           142.7"
         1994                      68.7"           173.3"           249.7"
         1995                      27.0"            88.6"           123.1"

For the first six months of 1992, the first four months of 1993 and the first eleven months of 1995, very dry conditions prevailed in the Partnership's orchards, with the Ka'u area being particularly affected. Though the rainfall returned to more normal levels in the second half of 1992 and 1993 as well as in 1996 to date, the Partnership's 1992-93, 1993-94 and 1995-96 crop year production were adversely affected by these droughts.

The heavy rainfall experienced in January and February 1994 in the Keaau orchards (forty inches compared to a historical average of twenty-one) induced flower disease and limited pollination. The 1994-95 crop year production for the Keaau orchards was adversely impacted by these unusual wet conditions.

Water Supply for Irrigation

In June 1986, the Partnership and KACI entered into an agreement pursuant to which KACI agreed to supply water to that portion of the Original Orchards located at Ka'u which has been irrigated historically. In 1989, the Water Agreement was amended to supply water to that portion of the New Orchards at Ka'u (the "New Ka'u Orchards") which had been irrigated historically. The Water Agreement, as amended, provides that KACI will supply water to such portion of the Original Orchards located at Ka'u and the New Ka'u Orchards (the "Irrigated Orchards") from a well (the "Sisal Well") located on property owned by KACI as requested by the Partnership from time to time in an amount equal to, at the time of request, the lesser of (i) the amount necessary to irrigate the Irrigated Orchards in accordance with prudent farming practices or (ii) 95% of the Sisal Well's present operating capacity of 1,700 gallons per minute, provided that the amount of water required to be provided under clause (ii) will not exceed approximately 643 million gallons of water per year. The cost to the Partnership for receiving such water is a pro rata share of the cost incurred by KACI in providing such water.

If the amount of water provided to the Irrigated Orchards by the Sisal Well becomes insufficient to irrigate the Irrigated Orchards in accordance with prudent farming practices as determined by the Partnership in good faith, KACI will be obligated, at the request of the Partnership, to use reasonable efforts to increase the capacity of the Sisal Well, to drill an alternative well into the historical source which provides water to the Sisal Well or to obtain water from other sources in order to provide such amount of water. Presently no other developed water sources are available. If KACI incurs capital costs in connection with any such actions, the Partnership will be required to pay its pro rata shares of such costs. If water is not supplied to the Partnership as required under the Water Agreement, the Partnership will be entitled to drill for water on the portion of the Original Orchards located at Ka'u which is held in fee by the Partnership. The Water Agreement also provides that, if KACI sells or otherwise transfers all or any portion of the retained water rights beneath the Irrigated Orchards or the property containing the Sisal Well, the right of the Partnership to receive water under the Water Agreement will be reasonably provided for.

On a historical basis, the quantity of water provided for under the Water Agreement to the irrigated portion of the Original Orchards located at Ka'u has been generally sufficient to irrigate the Irrigated Orchards in accordance with prudent farming practices and, although the irrigated portion of the New Ka'u Orchards is expected to need greater quantities of water as such orchards mature, the Managing Partner anticipates that the amount of water available under the Water Agreement, as amended, will be generally sufficient, assuming average levels of rainfall, to irrigate the Irrigated Orchards in accordance with prudent farming practices for the next several years. If no irrigation water is available to the Irrigated Orchards, then, based on historical average rainfall levels, diminished yields of macadamia nut production can be expected.

ITEM 2.  PROPERTIES.

GENERAL

The Orchards consist of a total of approximately 4,027 tree acres of macadamia orchards on the island of Hawaii. Of that acreage, the orchards acquired in 1986 (the Existing Orchards) account for approximately 2,689 tree acres, the orchards acquired in 1989 (the New Orchards) account for approximately 1,260 tree acres and the orchard acquired in 1991 (the Lot 10 Orchard) accounts for approximately 78 tree acres.

The Existing Orchards are comprised of the Original Orchards and the December 1986 Orchards. The orchards acquired in June 1986 (the Original Orchards) consist of approximately 2,423 tree acres located in the Ka'u and Keaau areas of the island of Hawaii. The orchards acquired in December 1986 (the December 1986 Orchards) consist of approximately 266 tree acres located in the Ka'u area of the island of Hawaii.

The New Orchards are comprised of the New Ka'u Orchard (consisting of approximately 714 tree acres of macadamia properties located in the Ka'u area of the island of Hawaii), the New Mauna Kea Orchard (consisting of approximately 326 tree acres of macadamia properties located in the Mauna Kea area of the island of Hawaii) and the New Keaau Orchard (consisting of approximately 220 tree acres of macadamia properties located in the Keaau area of the island of Hawaii).

The Lot 10 Orchard is comprised of 78 tree acres located in the Keaau area of the island of Hawaii.

Location of the Orchards. The Ka'u area is located in the south part of the island about fifty miles from Hilo, the Keaau area is located six miles south of Hilo on the east side of the island, and the Mauna Kea area is located three miles north of Hilo on the east side of the island.

The majority of macadamia nut trees grown in the State of Hawaii are grown on the island of Hawaii in volcanic soil that permits drainage during heavy rainfall. While the orchards are located approximately within a 50-mile radius, the climate and other conditions which affect the growing of macadamia nuts are different. These differences are the result of prevailing wind patterns and island topography which produce a variety of microclimates throughout the island.

                                     [MAP]

Age and Density. The productivity of macadamia nut orchards depends on several factors including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. The most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially harvestable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease.

While there are no reliable data known to the Managing Partner on the maximum productive life of a macadamia nut tree, the USDA has reported that there are macadamia nut trees planted on the island of Hawaii in the 1920's that are still commercially productive. Because around 2% of trees is lost to various causes each year and as those trees are replaced, however, the orchard itself in effect is perpetual and therefore orchard production would not be expected to taper off as a result of tree age.

Macadamia orchards normally reach peak production after fifteen to eighteen years of age. Of the 4,027 tree acres of macadamia orchards owned or leased by the Partnership, 2,721 tree acres are over eighteen years of age and roughly 1,306 tree acres are under eighteen years of age.

The acreage, year planting was completed and yield for each orchard is summarized below:

                                                                            Yield per Acre (WIS @ 25%)
                                                   Year Planting        ---------------------------------
      Orchard                     Acreage            Completed            1993         1994         1995
      -------                     -------          -------------        -------      -------      -------
      Keaau (a)                    1,467                  1974            4,539        3,933        4,013
      Keaau (c)                      220                  1954            3,344        2,952        2,959
      Keaau (d)                       78                  1951            3,565        3,479        3,449
      Ka'u (a)                       956                  1970            6,830        7,410        6,960
      Ka'u (b)                       266                  1981            3,836        5,324        5,229
      Ka'u (c)                       714                  1983            2,866        4,459        4,410
      Mauna Kea (c)                  326                  1985            1,972        1,747        2,503
                                  ------
                                   4,027                                  4,449        4,704        4,673
                                   =====
      ---------------------------------------------------------------------------------------------------

         (a) Orchards acquired in June 1986.
         (b) Orchard acquired in December 1986.
         (c) Orchards acquired in October 1989.
         (d) Orchard acquired in September 1991.

Rainfall. Macadamia trees grow best in climates with substantial and evenly distributed rainfall (or equivalent irrigation) and in soil that provides good drainage. Inadequate rainfall can significantly reduce nut yields, while excessive rain without adequate drainage can impede healthy tree growth, promote the growth of harmful fungal diseases and produce mudholes that require repair of the orchard floor.

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage. However, short droughts and occasional flooding have occurred. At Ka'u, located on the drier side of the island, the rainfall averages substantially less than at Keaau, particularly at the lower elevations. Approximately 652 acres at the lower elevations of Ka'u are irrigated to provide for additional water when required. At Mauna Kea, normal rainfall is adequate without irrigation and the volcanic soil provides adequate drainage.

Original Orchards

The Partnership acquired certain interests in 2,423 tree acres comprising the Original Orchards in June 1986 from Mauna Loa and one of its affiliates. The interests owned by the Partnership with respect to the Original Orchards consist of (i) a fee simple ownership interest in the trees and the underlying land with respect to approximately 1,923 tree acres of macadamia orchards properties and (ii) an ownership interest in the trees and a leasehold interest in the underlying land (with a lease term expiring at the end of 2019) with respect to approximately 500 tree acres of macadamia orchard properties comprising the Original Orchards.

Of the approximately 1,923 tree acres at the Original Orchards owned in fee by the Partnership, roughly 456 tree acres (about 579 gross acres) of macadamia orchard properties are located in the Ka'u area of the island of Hawaii and roughly 1,467 tree acres (about 1,688 gross acres) of macadamia orchard properties are located in the Keaau area of the island. The other orchards comprising the Original Orchards, which consist of roughly 500 tree acres (about 700 gross acres) of macadamia orchard properties, are located in the Ka'u area of the island. The Partnership's leasehold interest with respect to the land underlying such latter orchards consist of an assignment from Mauna Loa of its rights and obligations as lessee under a lease agreement which terminates at the end of 2019. Such lease agreement provides for (i) a $10,500 minimum annual lease payment subject to increase based upon increases in the price per pound of macadamia nuts sold in Hawaii for the first 25 years of the lease (through 1999) and (ii) a lease payment to be mutually agreed upon by the lessor and the lessee for the remaining 20 years of the lease.

At the time of the conveyance of the Original Orchards to the Partnership, Mauna Loa and KACI reserved the water rights to the land underlying the Original Orchards. To supply water to that portion of the Original Orchards located at Ka'u which had been irrigated historically, KACI and the Partnership entered into a water agreement whereby KACI agreed to supply water to the Partnership from a well which is on property retained by KACI, to irrigate this property. The water agreement has been amended to provide for water to be supplied for irrigation purposes to the portion of the New Ka'u Orchards which have historically been irrigated.

December 1986 Orchards

The interests owned by the Partnership with respect to the December 1986 Orchards consist of an ownership interest in the trees and a leasehold interest in the underlying land (with a lease term expiring at the end of 2019) with respect to roughly 266 tree acres (about 546 gross acres) of macadamia orchard properties.

With respect to the December 1986 Orchards, the Partnership entered into a lease agreement with KACI which expires in 2019. The lease provides for an annual base lease payment of $5,586 which is subject to adjustment based on increases in the USDA reported price per pound from macadamia nuts in the State of Hawaii. In addition, the lease requires the Partnership to pay KACI 100% of any year's cash flow in excess of a target level of $507,000 for such year for such orchards until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership. Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay KACI as additional rent, 50% of the cash flow generated by such orchards for such year in excess of a target level of $507,000 of cash flow.

New Orchards

The New Orchards consist of the New Ka'u Orchards, the New Mauna Kea Orchards and the New Keaau Orchards. The interests acquired by the Partnership with respect to the New Ka'u Orchards consist of (i) an ownership interest in the trees and a lease of an undivided interest in the underlying land with respect to about 327 tree acres of maca-damia orchard properties (the "New Ka'u Orchards Tree Interest") and (ii) leasehold interests in both the trees and the underlying land (with remaining lease terms varying from 7 years to 39 years, subject to extension with respect to certain leases) with respect to about 387 tree acres of macadamia orchard properties (the "New Ka'u Orchards Leasehold Interest"). The interests acquired by the Partnership with respect to the New Mauna Kea Orchards consist of an ownership interest in the trees and a lease of an undivided interest in the underlying land with respect to about 326 tree acres of macadamia orchard properties (the "New Mauna Kea Orchards Tree Interest"). The interest acquired by the Partnership with respect to the New Keaau Orchards consists of fee simple ownership interests in both the trees and the underlying land with respect to about 220 tree acres of macadamia orchard properties.

New Ka'u Orchards Tree Interest. With regard to the New Ka'u Orchards Tree Interest, the Partnership acquired title to the trees situated on roughly 327 tree acres (about 528 gross acres) of macadamia orchard properties but title to the land underlying such trees was retained by KACI. At the time of the conveyance of the New Ka'u Orchards Tree Interest to the Partnership, all of the rights under an existing 45-year farming lease (the "New Ka'u Orchards Farming Lease") were assigned to the Partnership. The New Ka'u Orchards Farming Lease provides for the lease of an undivided interest in the land underlying the trees to which the New Ka'u Orchards Tree Interest relates which will permit the Partnership to conduct macadamia nut farming operations on the 327 tree acres of macadamia orchard properties.

Through such arrangements, the Partnership is entitled to farm, and harvest macadamia nuts from, such 327 tree acres of macadamia orchard properties. The New Ka'u Orchards Farming Lease provides for a minimum annual lease payment of $32,702 which will be subject to increase after 10, 20 and 30 years based on then current fair market lease rates. The fair market lease rate will be determined by mutual agreement between the Partnership and Ka'u Agribusiness or, if mutual agreement cannot be reached, as determined by appraisal. Whether determined by mutual agreement or appraisal, the fair market lease rate will be determined as a fair market lease rate for use of such property as macadamia orchards.

In addition to the minimum annual lease payment amount, the New Ka'u Orchards Farming Lease requires the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment at a variable rate based on increases in the market price per pound of macadamia nuts. The variable rate for each of the first 10 years of such lease will equal $467 for every one cent ($0.01) by which the average annual market price of macadamia nuts exceeds seventy cents ($0.70) per pound, which rate will be subject to adjustment in the same manner as, and concurrently with, the adjustment of the minimum annual lease payment as described above.

The Partnership acquired the New Ka'u Orchards Tree Interest subject to a repurchase option held by KACI. Such repurchase option grants KACI the continuing right to repurchase all or any portion of the trees relating to the New Ka'u Orchards Tree Interest, at any time after June 30, 2019 at a price equal to the then current fair market value of such trees. The fair market value of such trees at such time will be determined by mutual agreement between the Partnership and KACI or, if mutual agreement cannot be reached, as determined by appraisal. Whether determined by mutual agreement or appraisal, the fair market value of such trees will be determined according to their value as producing macadamia nut trees, assuming that the owner thereof has rights to farm and harvest such trees and has ongoing arrangements with respect to land leases, farming and nut purchases of the same type as the Partnership has immediately prior to such time.

In the event that KACI exercises such repurchase option prior to the expiration of the term of the New Ka'u Orchards Farming Lease, such farming lease will terminate at the time of such exercise with respect to the land underlying the trees so purchased. If such repurchase option is not exercised and KACI does not offer to extend the terms of the New Ka'u Orchards Farming Leases past their June 30, 2034 expiration dates for a period five years at the then current fair market lease rate, KACI will be obligated to repurchase the trees relating to the New Ka'u Orchards Tree Interest at their then current fair market value. The then current fair market lease rate and the then current market value of the trees will be determined by mutual agreement between the Partnership and KACI or, if mutual agreement can not be obtained, by appraisal in each case in the manner described above.

In the event that KACI offers to extend the terms of the New Ka'u Orchards Farming Lease past their June 30, 2034 expiration dates for a period of five years at the then current fair market value lease rates and the Partnership does not accept such offer (or does not assign the lease to a third party who elects to accept such offer), the New Ka'u Orchards Farming Lease will terminate at the end of its stated term on June 30, 2034 and the Partnership thereafter will not be entitled to farm or harvest the trees relating to the New Ka'u Orchards Tree Interest, KACI will not be required to repurchase such trees from the Partnership and ownership of such trees will revert back to KACI. If the offer to extend the term of the New Ka'u Orchards Farming Lease is accepted, the procedure specified above relating to the termination of the New Ka'u Orchards Farming Lease will apply with respect to the expiration of the term of the extension of such lease, as well as to the expiration of any other extensions of such lease, until the Partnership has leased such property for an aggregate of 99 years (including the initial 45-year term) at which time such procedure will not be required to be followed and the New Ka'u Orchards Farming lease will terminate. Upon the expiration of the final extension of such lease, the Partnership thereafter will have no rights to farm or harvest the trees relating to the New Ka'u Orchards Tree Interest, KACI will not be required to repurchase such trees from the Partnership and ownership of such trees will revert back to KACI.

The Partnership shall have the right pursuant to the terms of the New Ka'u Orchards Farming Lease to assign its interest in the lease and any extensions thereof to a third party in the event of a sale or transfer of the trees relating to the Ka'u Orchards Tree Interest, provided that KACI consents to such assignment, which consent will not be unreasonably withheld.

New Ka'u Orchards Leasehold Interest. With regard to the New Ka'u Orchards Leasehold Interest, the Partnership acquired all leasehold interest with respect to both the trees and the underlying land relating to approximately 387 tree acres (or approximately 896 gross acres) of macadamia orchard properties within the New Ka'u Orchards. The leasehold interests in the New Ka'u Orchards consist of an assignment from Mauna Loa and KACI of the entire interest in a portion of their respective leasehold interests and an undivided interest in the remainder of their respective leasehold interests under various lease agreements.

Through such arrangements, the New Ka'u Orchards Leasehold Interest entitles the Partnership to farm, and harvest macadamia nuts from, the approximately 387 tree acres of macadamia orchard properties to which the New Ka'u Orchards Leasehold Interest relates for the remaining terms of the underlying lease agreements to which Mauna Loa and KACI are parties. Following the assignment, the Partnership is required to make lease payments to Mauna Loa and KACI with respect to the proportionate amount of lease payment required to be made by such entities under such lease agreement with respect to such 387 tree acres. The following table sets forth with respect to each such lease agreement the number of the tree acres comprising the New Ka'u Orchards Leasehold Interest subject to such lease agreement, the expiration date of the lease term and the proportionate amount of rent under such lease agreement required to be paid by the Partnership.

            Number of Tree                                                      Minimum Annual
             Acres Subject                 Expiration Date                      Lease Payment
               to Lease                     of Lease Term                         Amount (1)
         -------------------               ---------------                   --------------------
                 137                            1995 (2)                             $ 12,736
                  49                            1999 (2)                                6,497
                 175                            2028                                   17,314
                  26                            2029                                    1,021

         (1) In addition to the minimum annual lease payment amount, each of the leases which comprise the New Ka'u Orchards Leasehold interest also require the Partnership to pay a proportionate amount of the various expenses with respect to the leased premises as well as an additional rental payment at a variable rate tied to increases in the market price per pound of macadamia nuts. The minimum annual lease payment amounts with respect to the leases expiring in 2028 and 2029 are subject to periodic increases based on the mutual agreement of lessor and lessee in 1998 and 1999, respectively, and on each tenth anniversary thereafter or, if mutual agreement cannot be reached, as determined by appraisal. With respect to the leases expiring in 1995 and 1999, if such leases are renewed following a subdivision of such property, the minimum annual lease payment amounts will be subject to periodic increases based on the mutual agreement of the lessor and lessee after 2000 and each tenth anniversary thereafter or, if mutual agreement cannot be reached, as determined by appraisal.

         (2) The lease terms provide for renewal options of 36 years and 32 years for the 1995 leases and the 1999 lease, respectively, subject to completion of a preliminary County subdivision approval of such lease property prior to July 1, 1992. Mauna Loa and the Agribusiness Companies (KACI and MKACI) met this deadline and received final subdivision approval in January 1995. The lessor is now completing the documentation for the lease renewal.

New Mauna Kea Orchards Tree Interest. With regard to the New Mauna Kea Orchards Tree Interest, the Partnership acquired title to the trees situated on roughly 326 tree acres (about 584 gross acres) of macadamia orchard properties but title to the land underlying such trees was retained by MKACI. At the time of the conveyance of the New Mauna Kea Orchards Tree Interest to the Partnership, the Partnership was assigned all rights under two 45-year farming leases (the "New Mauna Kea Orchards Farming Leases"). The New Mauna Kea Orchards Farming Leases collectively provide for the lease of an undivided interest in the land underlying the trees to which the New Mauna Kea Tree Interest relates which will permit the Partnership to conduct macadamia nut farming operations on the New Mauna Kea Orchards.

Through such arrangements, the Partnership is entitled to farm, and harvest macadamia nuts from, such 326 tree acres of macadamia orchard properties. The New Mauna Kea Orchards Farming Leases require a combined minimum annual lease payment of approximately $32,612 which will be subject to increase after 10, 20, 30 and 40 years based on then current fair market lease rates. The fair market lease rate is determined by mutual agreement between the Partnership and MKACI or, if mutual agreement cannot be obtained, as determined by appraisal. Whether determined by mutual agreement or appraisal, the fair market lease rate is determined as a fair market lease rate for use of such property as macadamia orchards.

In addition to the minimum annual lease payment amount, the New Mauna Kea Orchards Farming Leases require the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment at a variable rate based on increases in the market price per pound of macadamia nuts. The variable rate for each of the first 10 years of such lease will equal $465 for every one cent ($0.01) by which the average annual market price of macadamia nuts exceeds seventy cents ($0.70) per pound, which rate will be subject to adjustment in the same manner as, and concurrently with, the adjustment of the minimum annual lease payment as described above.

The Partnership acquired the New Mauna Kea Orchards Tree Interest subject to a repurchase option held by MKACI. Such repurchase option, which is similar to the one provided with respect to the New Ka'u Orchards Tree Interest, grants MKACI the continuing right to repurchase all or any portion of the trees relating to the New Mauna Kea Orchards at any time after June 30, 2019 at a price equal to the then current fair market value of such trees. The fair market value of such trees at such time will be determined by the appraised value of such trees assigned to them by mutual agreement between the Partnership and MKACI or, if mutual agreement cannot be reached, as determined by appraisal. Whether determined by mutual agreement or appraisal, the fair market value of such trees will be determined according to their value as producing macadamia nut trees, assuming that the owner thereof has rights to farm and harvest such trees and has ongoing arrangements with respect to land leases, farming and nut purchases of the same type as the Partnership has immediately prior to such time.

In the event that MKACI exercises such repurchase option prior to the expiration of the terms of the New Mauna Kea Orchards Farming Leases, such farming leases will terminate at the time of such exercise with respect to the land underlying the trees so purchased. If such repurchase option is not exercised and MKACI does not offer to extend the terms of the New Mauna Kea Orchards Farming Leases past their June 30, 2034 expiration dates for a period of five years at the then current fair market lease rate, MKACI will be obligated to repurchase the trees relating to the New Mauna Kea Orchards at their then current fair market value. The then current fair market lease rate and the then current market value of the trees will be determined by mutual agreement between the Partnership and MKACI or, if mutual agreement cannot be obtained, by appraisal, in each case in the manner described above.

In the event that MKACI offers to extend the terms of the New Mauna Kea Orchards Farming Leases past their June 30, 2034 expiration dates for a period of five years at then current fair market lease rates and the Partnership does not accept such offer (or does not assign the lease to a third party who elects to accept such offer), the New Mauna Kea Orchards Farming Leases will terminate at the end of their stated terms on June 30, 2034 and the Partnership thereafter will not be entitled to farm or harvest the trees relating to the New Mauna Kea Orchards Tree Interest, MKACI will not be required to repurchase such trees from the Partnership and ownership of such trees will revert back to MKACI. If the offer to extend the terms of the New Mauna Kea Orchards Farming Lease is accepted, the procedure specified above relating to the termination of the New Mauna Kea Orchards Farming Leases will apply with respect to the expiration of the term of the extension of such leases, as well as to the expiration of any other extensions of such leases, until the Partnership has leased such property for an aggregate of 99 years (including the initial 45-year terms), at which time such procedure will not be required to be followed and the New Mauna Kea Orchards Farming Leases will terminate. Upon the expiration of the final extension of such leases, the Partnership thereafter will have no rights to farm or harvest the trees relating to the New Mauna Kea Orchards Tree Interest, MKACI will not be required to repurchase such trees from the Partnership and ownership of such trees will revert back to MKACI.

The Partnership has the right pursuant to the terms of the New Mauna Kea Orchards Farming Leases to assign its interests in such leases and any extensions thereof to a third party in the event of a sale or transfer of the trees relating to the New Mauna Kea Orchards Tree Interest, provided that MKACI consents to such assignment, which consent will not be unreasonably withheld.

New Keaau Orchards Interest. With regard to the New Keaau Orchards, the Partnership has acquired a fee simple ownership interest in both the trees and the underlying land with respect to roughly 220 tree acres (about 251 gross acres) of macadamia orchard properties.

Certain Information Regarding Leases. The 1,040 tree acres comprising the New Ka'u Orchards and the New Mauna Kea Orchards are situated on approximately 2,008 actual acres of land. Such 2,008 acres of land are located on larger tracts of land which cover an aggregate of approximately 11,104 acres. Under a Hawaii county subdivision ordinance, in order to transfer or lease a discrete portion of a tract if the entire tract is not being transferred or leased, certain government approvals must be obtained. Because such approvals were not obtained prior to the consummation of the acquisition of the New Orchards in 1989 with respect to the transfer to the Partnership of leasehold interests relating to only a portion of such tracts containing the New Ka'u Orchards and the New Mauna Kea Orchards, the Partnership acquired (i) a lease of an undivided interest in the larger tracts of land within which the property relating to the New Ka'u Orchards Tree Interest and the New Mauna Kea Orchards Tree Interest are located, (ii) an undivided interest in the entire leasehold estate relating to the larger tracts of land within which a portion of the property relating to the New Ka'u Orchard Interest is located and (iii) the entire leasehold estate of the remaining portion of the property relating to the New Ka'u Orchards Leasehold Interest. The acquisition of such interests by the Partnership did not require any government approvals. Mauna Loa and the Agribusiness Companies agreed that they would use all reasonable efforts to obtain preliminary County subdivision approval for the larger tracts of land prior to July 1, 1992. Mauna Loa and the Agribusiness Companies met this deadline and received final subdivision approval in January 1995. Upon obtaining all necessary approvals to partition such larger tracts, the Partnership will be required to revest in Mauna Loa and the Agribusiness Companies the Partnership's undivided leasehold interest in the 9,096 additional acres not related to the land upon which the New Ka'u Orchards and the New Mauna Kea Orchards are located, at which time the Partnership's undivided leasehold interest in the remaining portions of such larger tracts will be converted to a leasehold interest of the entirety of such remaining portions. That work is proceeding.

Prior to the partitioning of the larger tracts of land referred to above, the Partnership will have an undivided interest in each such tract and Mauna Loa, the Agribusiness Companies and another subsidiary of C. Brewer also will have undivided ownership or leasehold interest in such tracts. Under Hawaii law, each party who has an undivided leasehold interest in a tract of land generally has the right to use the entire tract absent an agreement to the contrary.
Each such party has entered into agreements which provide that each party will only have the right to use the portion of each such tract specifically designated for use by such party. By an assignment made to the Partnership, the Partnership has the exclusive right under such agreements to use the property upon which the New Ka'u Orchards and the New Mauna Kea Orchards are located but has no right to use the 9,096 additional acres covered by the Partnership's undivided leasehold interests, except as may be necessary for access and utility purposes. Correspondingly, Mauna Loa and the Agribusiness Companies have the exclusive right under such agreements to use such 9,096 acres, except as may be necessary for access and utility purposes. Such agreements will remain in effect until such larger tracts are partitioned.

Although the Managing Partner is aware that the practice of conveying an undivided interest in a tract of land coupled with a similar exclusive-use agreement among co-tenants of such tract has been used in the County of Hawaii in other transactions, there exists a possibility that, under certain circumstances, such type of arrangement could violate a county subdivision ordinance. If such a violation existed, the Partnership may be subject to certain monetary penalties. Also, in the event of a future dispute among the Partnership, Mauna Loa, and the Agribusiness Companies and another subsidiary of C. Brewer concerning enforcement of the exclusive-use agreements, there is the possibility that the agreements may be unenforceable against a defense that the agreements violate such ordinance. Mauna Loa and the Agribusiness Companies have agreed to defend and indemnify the Partnership against all claims, costs, expenses, losses (including losses of profits) and liabilities relating to or arising out of (i) any violation of the county subdivision ordinance, (ii) the unenforceability of the exclusive-use agreements and (iii) any failure of such entities to subdivide the property on which the New Ka'u Orchards and the New Mauna Kea Orchards are located.

As provided in certain agreements among Mauna Loa, KACI and the lessors of a portion of the property to which the Ka'u Orchards interest relates, prior to the partitioning of the larger tracts of land, Mauna Loa and KACI will remain liable for the payment of rent and the performance of other obligations under lease agreements between such entities as lessees and such third-party lessors covering the property to which the New Ka'u Orchards Leasehold Interest relates as well as the Partnership will be required to make lease payments to such entities equal to the proportionate amount of the lease payments required to be made by such entities under such lease agreements with respect to the property to which the New Ka'u Orchards Leasehold Interest relates. In the event that Mauna Loa and KACI default on their obligations under such lease agreements, the Partnership will be required to pay rent and perform the other obligations of such entities under the lease agreements with respect to such 7,634 acres if the Partnership desires to continue its leasehold interest with respect to the property to which the New Ka'u Orchards Leasehold Interest relates. If the Partnership makes such payments with respect to such 7,634 acres, the Partnership will also have the right to use such property to the same extent as if the Partnership were the sole lessee under such lease agreements until such time as Mauna Loa and KACI cure any such default. The Proportionate rent with respect to such 7,634 acres is approximately $112,700 per year. The covenants with respect to such acreage include the obligations to pay ad valorem taxes, perform surveys, build fences and submit reports. The costs to perform these obligations may vary substantially from year to year. The lease agreements between Mauna Loa, KACI and the lessors of such acreage provide that at the time of the subdivision of the property covered thereby, such lessors will enter into a new lease agreement which will relate specifically to the property to which the New Ka'u Orchards Leasehold Interest relates. Such lease agreement will provide the Partnership with a 100% leasehold interest in such property and will have terms similar to those contained in the lease agreements for the 11,104 acres except that the lease payment obligations will be proportionate to the number of acres covered thereby, which amounts will be the same as the Partnership will be obligated to pay prior to such subdivision.

ITEM 3.  LEGAL PROCEEDINGS.

The Managing Partner is not aware of any legal proceedings pending or threatened against the Partnership or the General Partners in their capacities as such. Mauna Loa, the Special Partner, is also currently not involved in or aware of any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED
           STOCKHOLDER MATTERS.

Mauna Loa Macadamia Partners, L.P.'s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 2,263 registered Unit-holders of Mauna Loa Macadamia Partners, L.P. Class A Depositary Units on December 31, 1995.

Distributions declared and high and low prices of the Partnership's Class A Depositary Units based on New York Stock Exchange daily composite transactions are shown in the table below:

     --------------------------------------------------------------------------------------

                                         Distribution                High              Low
     --------------------------------------------------------------------------------------
      1995:    4th Quarter                  $0.0500                  2 5/8             2 1/4
               3rd Quarter                   0.0500                  2 7/8             2 3/8
               2nd Quarter                   0.0500                  2 7/8             2 3/8
               1st Quarter                   0.0500                  2 3/4             2 3/8

      1994:    4th Quarter                  $0.0500                  3 1/8             2 1/2
               3rd Quarter                   0.0500                  3 7/8             2 3/4
               2nd Quarter                   0.1000                  4 3/4             3 1/2
               1st Quarter                   0.1000                  5 1/4             4 3/8

ITEM 6.  SELECTED FINANCIAL DATA.

                                        1995         1994         1993         1992        1991
                                      -------      -------      -------      -------     -------
  FINANCIAL ($000'S):
    Total Revenue                      10,590       10,107       10,247       11,763      11,773
    Net Cash Provided by
       Operating Activities             3,370        1,568        2,705        3,167       2,061
    Net Income                          1,192          486        1,512        1,763       1,749
    Distributions Declared              1,515        2,273        3,030        5,303       7,576
    Total Working Capital               1,235          219         (660)      (2,018)     (1,903)
    Total Assets                       64,455       67,544       70,536       74,112      79,612
    Long-term Debt                       None          264          321          386         446
    Total Partners' Capital            46,138       46,461       48,248       49,766      53,306
    Class A Limited
       Partners' Capital               45,676       45,996       47,765       49,268      52,773
    Net Cash Flow (a)                   2,736        3,147        4,392        5,199       5,728

  OPERATIONS:
    Acres of Trees Harvested            4,027        4,027        4,027        4,027       4,027(b)
    Macadamia Nuts Harvested
       (000's Pounds) (c)              18,820       18,943       17,914       18,406      18,273
    Nut Price $/Pound (c)(d)          $0.5627       0.5363       0.5932       0.6583      0.6639

  UNIT INFORMATION:
    Class A Units Outstanding
       at Year-end (000's)              7,500        7,500        7,500        7,500       7,500
    Average Class A Units
       Outstanding (000's)              7,500        7,500        7,500        7,500       7,500

  PER CLASS A UNIT ($):
       Net Income                        0.16         0.06         0.20         0.23        0.23
       Net Cash Flow (a)                 0.36         0.42         0.58         0.69        0.76
       Distributions                     0.20         0.30         0.40         0.70        1.00
       Partners' Capital                 6.09         6.13         6.37         6.57        7.04


-----------------------
  (a) See Footnote 6 in the notes to financial statements for method of calculation.
  (b)  Area harvested was 3,949 acres until September 19, 1991.
  (c)  Wet-in-shell at 25% moisture.
  (d)  Weighted average for all orchards.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the Financial Statements and the related notes included elsewhere in this report.


RESULTS OF OPERATIONS - 1993, 1994 AND 1995

Production and Yields

Production and yield data for the seven orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

                                                                                         Average Yield per Acre
                                                                        1995          ----------------------------
Orchard                                               Acreage        Production        1993       1994       1995
-------                                               -------        ----------       ------     ------     ------
  Keaau (a) .................................          1,467          5,887,000        4,539      3,933      4,013
  Keaau (c) .................................            220            651,000        3,344      2,952      2,959
  Keaau (d) .................................             78            269,000        3,565      3,479      3,449
  Ka'u (a) ..................................            956          6,654,000        6,830      7,410      6,960
  Ka'u (b) ..................................            266          1,391,000        3,836      5,324      5,229
  Ka'u (c) ..................................            714          3,149,000        2,866      4,459      4,410
  Mauna Kea (c) .............................            326            819,000        1,972      1,747      2,503
                                                       -----         ----------
Totals (except yields)                                 4,027         18,820,000        4,449      4,704      4,673
                                                       =====         ==========


----------------------
  (a)  Orchards acquired in June 1986.
  (b)  Orchard acquired in December 1986.
  (c)  Orchards acquired in October 1989.
  (d)  Orchard acquired in September 1991.

Keaau orchard yields have been affected since 1992 by the significant number of trees removed as a result of Macadamia Quick Decline ("MQD") damage. Replacement trees have been planted but it will take several years before those replacement trees begin bearing nuts and several additional years for them to reach peak production. The 1994 and 1995 yields were lower than in 1993 due to wet conditions in January and February 1994 which induced flower fungal diseases and limited pollination and the unusually dry conditions in early 1995 which affected flowering for the 1995-96 crop year. Rainfall has been good so far in 1996 (nearly forty inches through mid-March) and the orchards are now past the critical January/February Phytopthora period with negligible adverse effect on the 1996-97 crop.

The 1993 yields from the Ka'u orchards partly reflected crop timing, as the early nut drop for the 1992-93 crop year accelerated some production from 1993 to 1992, which reduced 1993 calendar year yields. The drought conditions experienced in the first six months of 1992 and the first four months of 1993 also affected production in the 1992-93 crop year and the 1993-94 crop years. Ka'u flowering for the 1995-96 crop year was also affected by extremely dry weather in 1995 (with fewer than thirty inches of rainfall for the full year), which reduced 1995-96 crop year yields, particularly for the older Ka'u trees. As a result, the Fall 1995 Ka'u crop was below normal and the Spring 1996 Ka'u crop is expected to be below normal. Rainfall has been excellent so far in 1996 (with thirty-one inches of rainfall through mid-March versus only three inches for the same period in 1995) and the current outlook for the 1996-97 Ka'u crop is promising.

The Ka'u orchards acquired in December 1986 and October 1989 and the Mauna Kea orchard acquired in October 1989 are not yet fully mature. As a result, the yields from these orchards are expected to be lower on average over the next few years than for the Partnership's mature orchards. At full maturity under favorable growing conditions, a macadamia orchard can produce between 5,500 and 7,500 WIS pounds of macadamia nuts per acre each year at Ka'u and between 4,000 and 6,000 WIS pounds of macadamia nuts per acre each year at Keaau. No trees have reached full maturity in the Mauna Kea area, but we expect that production at maturity at Mauna Kea orchard will approximate Keaau levels.

Revenues

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these three factors is summarized below:

                                                                                          1994         1995
                                                                                          over         over
                                                1993         1994        1995             1993         1994
                                               ------       ------      ------           ------       ------
  Tree acres harvested                          4,027        4,027       4,027               -            -
  Average yield (WIS lbs./acre)                 4,449        4,704       4,673            +  6%        -  1%
                                               ------       ------      ------
  Nuts harvested (000's WIS lbs.)              17,914       18,943      18,820            +  6%        -  1%
  Nut price ($/WIS lbs. @ 25%)                 0.5932       0.5363      0.5627            - 10%        +  5%
                                               ------       ------      ------
  Gross nut sales ($000's)                     10,628       10,160      10,590            -  4%        +  4%
  Less portion reported on
    the balance sheet ($000's)                   (381)         (53)        -
                                               ------       ------      ------
  Net nut revenues ($000's)                    10,247       10,107      10,590            -  1%        +  5%
                                               ======       ======      ======

All of the Partnership nut production is sold under long-term contracts to Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). The price for these nuts is based 50% on the two-year trailing average of USDA published macadamia nut prices and 50% on a "net-back component". That net-back component is determined by subtracting from Mauna Loa's gross revenues from the sale of macadamia products (i) allocable pro-cessing, packaging, marketing, selling and advertising costs and (ii) a 20% capital charge on the difference between those aggregate gross revenues and aggregate allo-cable costs.

The following table sets forth the manner in which the nut purchase price per pound was determined for 1993, 1994 and 1995 (in $/lb.).

                                                                 1993           1994           1995
                                                                ------         ------         ------
  USDA price - two years prior (a)                              0.7746         0.6563         0.6399
  USDA price - one year prior (a)                               0.6563         0.6399         0.6391
                                                                ------         ------         ------
  USDA price - two year trailing average                        0.7155         0.6481         0.6395
                                                                ======         ======         ======

  Gross revenues                                                2.1576         2.2112         2.2057
  Less allocable processing, packaging,
    marketing, sales and advertising costs                      1.5764         1.6882         1.6063
  Less 20% capital charge                                       0.1162         0.1046         0.1199
                                                                ------         ------         ------
  Net-back component                                            0.4650         0.4184         0.4795
                                                                ======         ======         ======

  USDA price - two year trailing average                        0.7155         0.6481         0.6395
  Net-back component                                            0.4650         0.4184         0.4795
                                                                ------         ------         ------
  Average of USDA two year trailing
    average price and net-back component                        0.5903         0.5333         0.5595
  Plus Hawaii general excise tax (0.5%)                         0.0030         0.0026         0.0028
                                                                ------         ------         ------
  Nut purchase price (b)                                        0.5933         0.5359         0.5623
                                                                ======         ======         ======

         (a) Because Mauna Loa's own purchases comprise a substantial portion of nut purchases reported to the USDA, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

         (b) The nut purchase contract covering nut production from the 78 acre Keaau orchard acquired in September 1991 interprets the "two-year trailing average" provision slightly differently and thus results in a slightly different nut price (62.15cent. for Spring 1993 and 58.76cent. for Fall 1993). Because this orchard accounts for less than 2% of the Partnership's nut production, this difference in interpretation has only a minimal effect on Partnership revenues.

The USDA published price for the 1994-95 crop year was 64.13cent. per pound (at 25% moisture), which is 0.3% higher than in 1993-94 and 0.2% higher than in 1992-93. The USDA has estimated that the 1995-96 crop year price will increase by 6.6% to 68.35cent. per pound (at 25% moisture). The two-year trailing average USDA component of the Partnership's 1996 nut price formula will increase by 0.1% to 64.02cent. per pound.

The final 1995 nut price of 56.23cent. per pound was 2.64cent. higher than in 1994 as a result of an improved net-back component. That improvement primarily resulted from higher factory throughput, labor cost savings from factory capital improvements and from a higher value sales mix.

The final 1994 nut price of 53.59cent. per pound was 5.74cent. lower than in 1993 as a result of both a lower USDA two-year trailing average price and a lower net-back component.

The lower USDA two-year trailing average reflects the significant decline in macadamia nut prices during the period from 1991 through 1993, while the lower net-back component was primarily the result of lower factory throughput and lower processing recoveries during 1994.

Cost of Goods Sold

Agricultural unit costs depend on the operating expenses required to maintain orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

The Partnership's unit costs (expressed in dollars per wet-in-shell pound at 25% moisture), which are calculated by dividing all agricultural costs for each orchard by the number of pounds of macadamia nuts produced by that orchard, are summarized below:

      Orchard                                        1993             1994             1995
      -------                                      -------          -------          -------
      Keaau (a)                                    0.4529           0.5552           0.4859
      Keaau (c)                                    0.4779           0.5664           0.5968
      Keaau (d)                                    0.3172           0.2700           0.3318
      Ka'u (a)                                     0.4296           0.3834           0.3720
      Ka'u (b)                                     0.5410           0.3438           0.3104
      Ka'u (c)                                     0.7039           0.4839           0.4294
      Mauna Kea (c)                                0.9594           1.1742           1.1091
      All Orchards (e)                             0.4952           0.4788           0.4519

      All Orchards (f)                             0.4779           0.4741           0.4519

      (a)  Orchards acquired in June 1986.
      (b)  Orchard acquired in December 1986.
      (c)  Orchards acquired in October 1989.
      (d)  Orchard acquired in September 1991.
      (e)  Includes capitalized costs charged to the balance sheet.
      (f)  Excludes capitalized costs charged to the balance sheet.

Total production costs charged to the income statement decreased by $0.43 million in 1994 despite the inclusion of production costs for the full year for the Partnership's Mauna Kea orchard, which was placed in service on July 1, 1994. Reduced workers' compensation costs together with reduced equipment repair and maintenance costs accounted for most of that improvement.

Total production costs charged to the income statement increased by $0.68 million in 1994 due primarily to the inclusion of production costs for the second half of the year for the Partnership's Mauna Kea orchard, which was placed in service on July 1, 1994. All costs and related nut sales receipts for this orchard had previously been capitalized to the balance sheet as a "developing orchard" in accordance with standard industry practice. Notwithstanding that increase in total production costs expensed in 1994, unit production costs declined as higher production volume more than offset those higher costs.

General and Administrative Costs

Total general and administrative costs decreased by $79,000 in 1995 primarily due to the absence of a management fee for 1995. For 1994, a management fee of $69,000 had been earned by the managing general partner. Total general and administrative costs increased by $42,000 in 1994 primarily due to changes in the timing of year-end investor tax reporting work.

Interest Income and Expense

The Partnership funds its working capital needs through short-term borrowings, generating interest expense in the process. Net interest expense therefore is partly a function of any balances carried over from the prior year, the amounts and timing of cash generated and distributions paid to investors in the current year as well as the current level of interest rates. Net interest expense decreased in 1994 and again in 1995 as the Partnership generated more cash than it paid out in distributions those two years.

Seasonality, Capital Resources and Liquidity

Macadamia nut farming is seasonal, with production peaking in the late Fall. However, farming operations continue throughout the year. The Partnership meets its working capital needs through short-term borrowings under a $4.0 million revolving line of credit which is extendible for one year intervals (subject to the consent of the lender) by paying an extension fee. Management extended the line of credit in June 1994 and again in June 1995 and expects to extend the line of credit again in June 1996.

The outstanding balance on the line of credit normally peaks in the third quarter due to the seasonality of macadamia nut production. At the end of 1993 and 1994, the line carried $1.8 million and $1.4 million balances, respectively. Because of the heavy early nut drop in 1995 and the strong third quarter 1995 harvest, the line of credit had a zero balance outstanding as of the end of 1995.

Except for orchard acquisitions, the Partnership has made no major capital expenditures since inception. In 1991, the Partnership acquired a 78 acre macadamia orchard which it financed 100% by a $500,000 eight-year mortgage note. The remaining balance on that note was paid off in February 1996. In the second quarter of 1996, the Partnership plans to resurface 102 acres of orchards at Ka'u to enable them to be harvested mechanically. The estimated cost of this project is $61,000.

The cash flow warranty agreement signed pursuant to the 1989 acquisition of orchards provided roughly one-half of the Partnership's net cash flow until its completion in mid-1994. With macadamia nut prices currently well below the levels seen in 1989 when this acquisition had been made, cash flow from the new orchards has been insufficient to fully offset the absence of warranty payments since mid 1994. For 1995, the Partnership generated net cash flow of $0.36 per Class A Unit without receiving warranty payments. The related orchards are still five to eight years short of full maturity and their production should increase over the next several years (assuming normal weather and other conditions). At full maturity, production at the young Ka'u orchards should approximate the level of the Partnership's mature Ka'u orchard while production at the young Mauna Kea orchard should approximate the level of the Partnership's mature Keaau orchards (before adjusting for unusable nuts).

Given its current absence of debt and the presence of a $4 million line of credit, it is the opinion of the Managing Partner that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia nut products which, in turn, depend on competition and consumer acceptance. Farming costs, particularly labor and materials, do generally reflect inflationary trends, as do general and administrative costs.

The Omnibus Budget Reconciliation Act of 1987 ("OBRA") provided that some publicly-traded limited partnerships, including the Partnership, are to be taxed as corporations beginning in 1998. If this provision is not modified and if the Partnership does not modify its operating structure prior to 1998, the amount of cash available for distributions could be reduced materially.

Impairment

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for fiscal years beginning after December 15, 1995. The Partnership is not currently in a position to accurately assess the impact of this accounting pronouncement on its financial statements. However, the future adoption of this pronouncement is not expected to have a material effect on the Partnership's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES.


                                                                                   Page
                                                                                  Number
                                                                                  ------
Report of Independent Accountants                                                    34

Balance Sheets, December 31, 1995 and 1994                                           35

Income Statements, for the Years Ended December 31, 1995, 1994 and 1993              36

Statements of Partners' Capital, for the Years Ended December 31,
  1995, 1994 and 1993                                                                37

Statements of Cash Flows for the Years Ended December 31, 1995,
  1994 and 1993                                                                      38

Notes to Financial Statements, Including Supplementary Data                          39

                       REPORT OF INDEPENDENT ACCOUNTANTS


Limited Partners
Mauna Loa Macadamia Partners, L.P.


We have audited the accompanying balance sheets of Mauna Loa Macadamia Partners, L.P. as of December 31, 1995 and 1994 and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mauna Loa Macadamia Partners, L.P. as of December 31, 1995 and 1994 and the results of operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Honolulu, Hawaii
February 7, 1996

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                             --------------------
                                                                                1995        1994
                                                                             ---------     ------
ASSETS

Current Assets:
  Cash and cash equivalents                                                 $      421         37
  Accounts receivable from general partner and its affiliates                    4,095      5,995
  Prepaid expenses and other current assets                                         54         24
                                                                                ------     ------
    Total current assets                                                         4,570      6,056
                                                                                ------     ------

Land, orchards and equipment (net)                                              59,875     61,476
Deferred charges (net of accumulated
  amortization of $64 and $53)                                                      10         12
                                                                                ------     ------

Total assets                                                                $   64,455     67,544
                                                                                ======     ======

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Line of credit payable                                                    $     -         1,407
  Mortgage note payable (current portion)                                          265         60
  Accounts payable to general partner and its affiliates                         2,455      3,784
  Distributions payable                                                            383        379
  Other current liabilities                                                        232        207
                                                                                ------     ------
    Total current liabilities                                                    3,335      5,837
                                                                                ------     ------

Mortgage note payable (noncurrent portion)                                        -           264
Deferred income taxes                                                           14,982     14,982

Commitments

Partners' capital:
  General partners                                                                 462        465
  Limited partners:
    Class A (11,625 units authorized and 7,500 units
      issued and outstanding; no par or assigned value)                         45,676     45,996
    Class B (1,750 units authorized and issued; 1,500
      units outstanding; no par or assigned value)                                -          -
                                                                                ------     ------
      Total partners' capital                                                   46,138     46,461
                                                                                ------     ------

Total liabilities and partners' capital                                     $   64,455     67,544
                                                                                ======     ======

=================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                               INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                         1995      1994      1993
                                                        ------    ------    ------
Macadamia nut sales to related party                $   10,590    10,107    10,247

Cost of goods sold:
  Costs expensed under farming
    contracts with related parties                       6,675     7,198     6,572
  Depreciation and amortization                          1,601     1,539     1,501
  Other                                                    230       202       182
                                                        ------    ------    ------
Gross profit margin                                      2,084     1,168     1,992
                                                        ------    ------    ------

General and administrative expenses:
  Cost expensed under management
    contract with related party                            424       517       533
  Amortization                                              11        12        16
  Other                                                    426       411       349
                                                        ------    ------    ------
Operating income                                         1,223       228     1,094
Interest expense (net)                                      31        71       111
                                                        ------    ------    ------
Income before income taxes                               1,192       157       983
Deferred income tax credit                                 -         329       529
                                                        ------    ------    ------
Net income                                          $    1,192       486     1,512
                                                        ======    ======    ======

==================================================================================

Net cash flow (as defined in
  the Partnership Agreement)                        $    2,736     3,147     4,392
                                                        ======    ======    ======

==================================================================================

Net income per Class A Unit                         $     0.16      0.06      0.20
                                                        ======    ======    ======

Net cash flow per Class A Unit                      $     0.36      0.42      0.58
                                                        ======    ======    ======

Cash distributions per Class A Unit                 $     0.20      0.30      0.40
                                                        ======    ======    ======

Class A Units outstanding                                7,500     7,500     7,500
                                                        ======    ======    ======

==================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                               1995       1994       1993
                                                              ------     ------     ------
Partners' capital at beginning of period:

    General partners                                      $      465        483        498
    Class A limited partners                                  45,996     47,765     49,268
                                                              ------     ------     ------
                                                              46,461     48,248     49,766
                                                              ------     ------     ------

Allocation of net income:

    General partners                                              12          5         15
    Class A limited partners                                   1,180        481      1,497
                                                              ------     ------     ------
                                                               1,192        486      1,512
                                                              ------     ------     ------

Cash distributions:

    General partners                                              15         23         30
    Class A limited partners                                   1,500      2,250      3,000
                                                              ------     ------     ------
                                                               1,515      2,273      3,030
                                                              ------     ------     ------

Partners' capital at end of period:

    General partners                                             462        465        483
    Class A limited partners                                  45,676     45,996     47,765
                                                              ------     ------     ------
                                                          $   46,138     46,461     48,248
                                                              ======     ======     ======

==========================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           1995     1994     1993
                                                                          ------   ------   ------
  Cash flows from operating activities:

     Cash received from macadamia nut sales                           $   12,490   10,107   10,540
     Cash paid under farming and management contracts                     (8,428)  (7,853)  (7,136)
     Cash paid to other suppliers                                           (655)    (605)    (567)
     Interest paid (net)                                                     (37)     (81)    (132)
                                                                          ------   ------   ------

  Net cash provided by operating activities                                3,370    1,568    2,705
                                                                          ------   ------   ------

  Cash flows from investing activities:

     Stabilization payments received                                         -      1,589    2,256
     Cash flow warranty payments received                                    -         21       94
                                                                          ------   ------   ------
  Net cash provided by investing activities                                  -      1,610    2,350
                                                                          ------   ------   ------

  Cash flows from financing activities:

     Line of credit repayments                                            (1,407)    (430)  (1,983)
     Principal payments of mortgage note                                     (59)     (62)     (61)
     Distributions paid                                                   (1,511)  (2,651)  (3,031)
     Other                                                                    (9)      (9)      (1)
                                                                          ------   ------   ------

  Net cash used in financing activities                                   (2,986)  (3,152)  (5,076)
                                                                          ------   ------   ------

  Net increase (decrease) in cash                                            384       26      (21)
  Cash at beginning of period                                                 37       11       32
                                                                          ------   ------   ------

  Cash at end of period                                               $      421       37       11
                                                                          ======   ======   ======

  Reconciliation of net income to net
    cash provided by operating activities:

       Net income                                                     $    1,192      486    1,512

       Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                                1,612    1,551    1,517
              Deferred income tax credit                                     -       (329)    (529)
              (Increase) decrease in accounts receivable                   1,900      (53)     (88)
              Increase (decrease) in accounts payable                     (1,329)     (27)     544
              Other                                                           (5)     (60)    (251)
                                                                          ------   ------   ------
       Total adjustments                                                   2,178    1,082    1,193
                                                                          ------   ------   ------

  Net cash provided by operating activities                           $    3,370    1,568    2,705
                                                                          ======   ======   ======

==================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
=============================================================================

(1)      OPERATIONS AND OWNERSHIP

         Mauna Loa Macadamia Partners, L.P. ("Partnership") owns 4,027 tree acres of macadamia orchards on the Island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity which processes and markets the finished products.

         The Partnership is owned 99% by limited partners and 1% collectively by the managing general partner (Mauna Loa Resources Inc., with a 0.99% interest) and by the special general partner (Mauna Loa Macadamia Nut Corporation, with a 0.01% interest). Mauna Loa Resources Inc. is a subsidiary of Mauna Loa Macadamia Nut Corporation, which in turn is a subsidiary of C. Brewer and Company, Limited, whose parent company is Buyco, Inc.

         Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange. Mauna Loa Orchards, L.P., an affiliate of the general partners, held 30,000 Class A Units at December 31, 1994 and 1995.

         Class B Units represent a contingent interest in the Partnership and are held by the special general partner and one of its affiliates. Class B Units are subject to conversion into Class A Units under specified circumstances (see Note 4). Prior to conversion, Class B Units are not entitled to share in the profits or losses of the Partnership except to the extent the Partnership makes an extraordinary disposition of its assets, as defined more fully in the partnership agreement.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) CASH AND CASH EQUIVALENTS. Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months. The cash equivalents are not protected by federal deposit insurance.

         (b) FINANCIAL INSTRUMENTS. The fair value of all financial instruments approximates the carrying value as the majority of the financial instruments have fairly short durations until maturity or the market and risk factors associated with the instruments have not changed.

         (c) FARMING COSTS. In accordance with industry practice in Hawaii, orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

         (d) LAND, ORCHARDS AND EQUIPMENT. Land, orchards and equipment are reported at cost, net of accumulated depreciation and amortization. Net farming costs for any "developing" orchards are capitalized on the balance sheet until revenues from that orchard exceed expenses for that orchard (or nine years after planting, if earlier).

         The Partnership's Mauna Kea orchard had been accounted for as a developing orchard through June 30, 1994 (the end of the 1993-94 crop year), at which time it was placed into service. The total costs capitalized for this orchard were $6,164,000.

         Depreciation of orchards and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (40 years for orchards and between 5 and 12 years for other equipment). A 5% residual value is assumed for orchards. The macadamia orchards acquired in 1986 situated on leased land are being amortized on a straight-line basis over the terms of the leases (approximately 33 years from the inception of the Partnership) with no residual value assumed. The macadamia orchards acquired in 1989 situated on leased land are being amortized on a straight-line basis over a 40 year period (as the terms of these leases exceeds 40 years) with no residual value assumed. For income tax reporting, depreciation is calculated under accelerated methods.

         (e) INCOME TAXES. As the Partnership is not presently a taxable entity, no amounts have been provided for current income taxes. Rather, the Partnership's tax attributes are includable in the tax returns of the Partners. Neither the Partnership's financial reporting income nor the distributions to Partners can be used as a substitute for the detailed tax calculations which the Partnership mails to each Partner prior to the end of March each year for the preceding tax year.

         The Omnibus Budget Reconciliation Act of 1987 included a provision that some publicly traded limited partnerships, including the Partnership, are to be taxed as corporations beginning in 1998. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the projected financial reporting and tax reporting basis of assets and liabilities at December 31, 1997.

         (f) ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (g) IMPAIRMENT. Long-lived assets are reported at cost, net of any accumulated depreciation and amortization. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for fiscal years beginning after December 15, 1995. The Partnership is not currently in a position to accurately assess the impact of this accounting pronouncement on its financial statements. However, the future adoption of this pronouncement is not expected to have a material effect on the Partnership's financial position or results of operations.

         (h) NET INCOME PER CLASS A UNIT. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period. Net income per Class A Unit does not reflect the effects of conversion of Class B Units, which would not have a dilutive effect.

(3)      RELATED PARTY TRANSACTIONS

         (a) NUT PURCHASE CONTRACTS. The Partnership is a party to four nut purchase contracts with the special general partner. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by the special general partner. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June
30) rather than calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U. S. Department of Agriculture and 50% on the special general partner's "netback component". The netback component is calculated by subtracting the special general partner's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The nut price paid to the Partnership under the first three nut purchase contracts was $0.5933 for 1993, $0.5359 for 1994 and $0.5623 for 1995. The average nut price paid to the Partnership under the fourth nut price contract was $0.5899 for 1993, $0.5655 for 1994 and $0.5901 for 1995.

         (b) FARMING CONTRACTS. The Partnership is a party to four farming contracts with two affiliates of the special general partner which cover all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, while the third contract runs for 30 years. The first three contracts are identical in all other material respects. The fourth contract was acquired with the purchase of the September 1991 orchard and expires in 1998.

         The first three contracts provide the two affiliates of the special general partner with reimbursement of their direct and indirect costs incurred under these contracts as well as a farming fee equal to 3% of the Partnership's operating cash flow (as defined). The two affiliates earned a farming fee of $145,000 in 1993 and $104,000 in 1994. No farming fee was earned in 1995 The fourth contract is similar to the first three contracts, but does not provide the special general partner reimbursement for husking costs, a "capital recovery charge" and a farming fee.

         The Partnership is also a party to a water agreement with an affiliate of the general partner under which that affiliate agreed to supply water to the Partnership from a well on that affiliate's property for use on the Partnership's irrigated Ka'u orchards. The Partnership's allocated share of the costs of that well totaled $109,000 in 1993, $94,000 in 1994 and $114,000 in 1995.

         (c) MANAGEMENT COSTS AND FEE. The partnership agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees and insurance costs) incurred under the agreement as well as a management fee equal to 2% of the Partnership's operating cash
flow (as defined).   Those reimbursable costs totaled $436,000 in 1993,
$448,000 in 1994 and $424,000 in 1995. The managing general partner earned a management fee of $97,000 in 1993 and $69,000 in 1994. No management fee was earned in 1995.

         In addition to a management fee, the managing general partner is entitled to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. No incentive fee was earned in 1993, 1994 or 1995.

         (d) STABILIZATION PAYMENTS. In December 1986, the Partnership acquired a 266 acre orchard that was several years younger than its other orchards. Because of the relative immaturity of the newer orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

         Accordingly, the seller of this orchard (an affiliate of the special general partner) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of a target cash flow level. Stabilization payments for a given year were limited to the lesser of the amount of the shortfall or a maximum payment amount:

                                         Target                      Maximum
         Year                         Cash Flow                       Payment
         --------------------------------------------------------------------
         1993                         $ 507,000                      $ 20,000
         Thereafter                     507,000                          None

         The stabilization payment (including a 4% Hawaii general excise tax) paid to the Partnership was $21,000 for 1993. The Partnership accounts for stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard. As a result, the payments will be reflected in the Partnership's net income ratably through 2019 as a reduction to amortization for this orchard.

         In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent.

         (e) CASH FLOW WARRANTY PAYMENTS. In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership's other orchards, their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership's older orchards.

         Accordingly, the sellers of these orchards (affiliates of the special general partner) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow (as defined) from these orchards falls short of a cash flow target level. Warranty payments for any year are limited to the lesser of the amount of the shortfall or a maximum payment amount:

                                    Cash Flow                       Maximum
                                     Target                         Warranty
      Year                            Level                         Payment
      -------------------------------------------------------------------------
      1993                         $ 3,480,000                   $  2,170,000
      1994                           3,480,000                      1,589,000
      Thereafter                     3,480,000                         None

         The cash flow warranty payments paid to the Partnership were $2,170,000 for 1993 and $1,589,000 for 1994. The Partnership accounts for cash flow warranty payments as reductions in the cost basis of the orchards. As a result, these payments will be reflected in the Partnership's net income ratably through 2030 as reductions to depreciation for these orchards.

         In addition, this agreement provided that the managing general partner and its affiliates forego the 1995 farming and management fees to the extent which the cash flow (as defined) for 1995 from the Ka'u and Mauna Kea orchards acquired in 1989 falls short of a predetermined target level. As a result of this provision, no farming or management fee was earned in 1995.

(4)      FUTURE REDEMPTION OR CONVERSION OF CLASS B UNITS

         Class B Units are convertible into Class A Units on March 31 of any year through 2007 on a one-to-one basis to the extent that actual cash distributions for the preceding calendar year exceed the rate of $1.30 per Class A Unit (plus any cumulative deficiency in indicated distributions from prior years). As of December 31, 1995, that cumulative deficiency totaled $25.76 million (or $3.40 per Class A Unit).

         The number of Class B Units that can be converted for any such year will be the number which, on a pro forma basis (i.e., including the Class B Units to be converted), would have permitted distributions per Class A Unit for the preceding year to have equaled $1.30 per Class A Unit. The issuance of any Class A Units upon a conversion of Class B Units is considered to represent additional consideration for the original transfer of the related orchards to the Partnership.

(5)      INDICATED DISTRIBUTIONS

         The Partnership followed a policy of making quarterly distributions at a predetermined rate through 1990. Distributions at those levels and at $1.20 per Class A Unit for 1991 and later years are referred to as indicated distributions in the partnership agreement. In the event that the Partnership's cash distributions for any year are less than the indicated distribution for that year, the amount of the deficiency will accumulate and be required to be paid in full prior to any subsequent redemption or conversion of Class B Units.

         As it is impossible to anticipate every future circumstance, there can be no assurance that Partnership performance will be sufficient to fund distributions at the above levels. Distributions are paid approximately forty-five days after the end of each quarter to investors of record as of the last business day of that quarter.

         Because macadamia nut farming is highly seasonal, distributions are smoothed to provide a more level payout rate. The managing general partner and the special general partner receive cash distributions in proportion to their ownership percentages in the Partnership.

(6)      CASH FLOW PERFORMANCE

         Cash flow performance (based on definitions used in the partnership agreement) for the past three years is shown below (000's):

                                                     1995             1994              1993
                                                     ----             ----              ----
         Gross revenues                            $10,590           10,160            10,693
            Less:
               Farming costs                         6,905            7,427             7,225
               Administrative costs                    850              859               803
               Other                                    99              143               221
                                                  --------         --------          --------
                                                     2,736            1,731             2,444
            Plus:
               Stabilization and
                warranty payments                      -              1,589             2,190
                                                  --------         --------          --------
         Operating cash flow                         2,736            3,320             4,634
            Less:
               Farming fee                            -                 104               145
               Management fee                          -                 69                97
                                                  --------         --------          --------
         Net cash flow                             $ 2,736            3,147             4,392
                                                  ========         ========          ========


(7)    LAND, ORCHARDS AND EQUIPMENT

         Land, orchards and equipment, stated at cost, consisted of the following at December 31, 1995 and 1994 (000's):

                                                                       1995                 1994
                                                                       ----                 ----
        Land                                                         $ 8,168                 8,168
        Producing orchards                                            64,711                64,711
        Other                                                            312                   312
                                                                     -------               -------
        Land, orchards and equipment (gross)                          73,191                73,191
        Less accumulated depreciation
          and amortization                                            13,316                11,715
                                                                     -------               -------
        Land, orchards and equipment (net)                           $59,875                61,476
                                                                     =======               =======

(8)      SHORT-TERM AND LONG-TERM CREDIT

         The Partnership had a $4.0 million three-year revolving line of credit at December 31, 1993 for working capital purposes. The line was extended for one year on June 1, 1994 and again on June 1, 1995, and may be extended for additional one-year intervals upon the payment of extension fees. Origination fees of $25,000 were paid upon the execution of the agreement, and extension fees of $9,000 were paid in June 1994 and again on June 1, 1995. A commitment fee of 3/8 of one percent of the unused portion is required and borrowings are charged interest at either the bank's "base rate" or at the one, two or three month "LIBOR" rate (plus 175 to 200 basis points) at the Partnership's option. The line of credit requires minimum net cash flow (as defined in the Partner-ship Agreement) of $2.0 million per year and minimum net worth levels (before non-cash adjustments due to implementation of FAS No. 109) of $50 million, $40 million and $40 million in 1993, 1994 and 1995, respectively. In addition, the line of credit requires a "clean-up" period of at least thirty consecutive days during each year.

         Information on the line of credit for the last two years is as follows:

                                                                          1995             1994
                                                                        --------         --------
      Balances (000's):
         Maximum amount borrowed for the year                          $ 1,453             3,775
                                                                       =======           =======
         Year-end balance payable                                          -               1,407
                                                                       =======           =======
         Average amount outstanding during the year                        326             2,091
                                                                       =======           =======
         Interest rates:
         Weighted average interest rate at year-end                        -               8.14%
                                                                       =======           =======
         Weighted average interest rate for the year                     8.20%             6.02%
                                                                       =======           =======

         In September 1991, the Partnership borrowed $0.5 million under an eight-year mortgage loan to acquire a 78 acre macadamia orchard in Keaau. The loan was collateralized by this orchard and required quarterly payments (January 1, April 1, July 1 and October 1) each year at the quarterly rate of $21,891. The interest rate was 25 basis points over the Bank of Hawaii base rate for years 1-3, 75 basis points over the Bank of Hawaii base rate for years 4-6 and 125 basis points over the Bank of Hawaii base rate for years 7-8. In February 1996, the Partnership paid off the remaining balance of this mortgage loan in full. The amount of that payment was $252,000 (including accrued interest).

(9)      INCOME TAXES

         The components of the net deferred tax liability reported on the balance sheet as of December 31, 1994 and 1995 are as follows (000's):

                                                                        1995             1994
                                                                     ---------        ---------
         Deferred tax liabilities:
          Financial statement bases of land orchards
            and equipment is greater than tax bases                  $ 10,538           10,538
          Excess of tax depreciation over
            financial statement depreciation                            6,432            6,432
                                                                       ------           ------
                                                                       16,970           16,970
                                                                       ------           ------
         Deferred tax assets:
          Excess of financial statement depreciation
            over tax depreciation for deferred
            tax basis adjustments                                        (633)            (633)
          Adjustments to producing orchards
            included in taxable income                                   (593)            (593)
          Adjustments to developing orchards
            in excess of tax basis                                       (712)            (712)
          Other                                                           (50)             (50)
                                                                      -------          -------
                                                                       (1,988)          (1,988)
                                                                      --------         --------
                                                                   $   14,982           14,982
                                                                      =======          =======

         As there is no relationship between income before taxes and the deferred income tax provisions, no reconciliation between statutory tax expense and total income tax expense is provided.

(10)  LEASES

         The Partnership leases the land underlying 1,806 acres of its orchards under long-term operating leases. Future minimum lease payments under noncancellable leases (exclusive of renewal options) as of December 31, 1995 were as follows (000's):

                 1996                              $   119
                 1997                                  119
                 1998                                  119
                 1999                                  119
                 2000                                  119
                 Later years                         3,593
                                                    ------
                 Total minimum lease payments       $4,188
                                                    ======

         Each of the above leases also provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled $45 in 1993, $45 in 1994 and $46 in 1995. Total lease rent (in 000's) for all operating leases was $164 in 1993, $164 in 1994 and $165 in 1995.

(11)  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The following chart summarizes unaudited quarterly operating results for the years ended December 31, 1995 and 1994 (000's, except per unit data):

                                                                                Net          Net Income
                                                     Net          Gross       Income            per
                                                    Sales        Profit       (Loss)        Class A Unit
                                                  --------     ----------    --------       ------------
        1995:
           1st Quarter                             $2,574       $   624       $   266          $ 0.04
           2nd Quarter                                 61            22          (148)          (0.02)
           3rd Quarter                              3,860           523           349            0.05
           4th Quarter                              4,095           915           725            0.10

        1994:
           1st Quarter                             $1,427       $   163       $  (466)         $(0.06)
           2nd Quarter                                690           131           536            0.07
           3rd Quarter                              1,995           141           (43)          (0.01)
           4th Quarter                              5,995           733           459            0.06

         The macadamia nut drop and therefore macadamia harvesting is highly seasonal with most production occurring between August and January each year. Over the past five years, 17% of the annual crop has been harvested in the first quarter, 4% in the second quarter, 26% in the third quarter and 53% in the fourth quarter. As a result, revenues and profits also fluctuate significantly between quarters.

         Also because of that seasonality, all farming costs are annualized for interim reporting purposes. This method has the effect of matching income to expense by spreading crop costs equally over estimated production, to provide more meaningful results.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The Partnership has no officers or directors. Instead, the officers and directors of Mauna Loa Resources Inc., the managing general partner, perform all management functions for the Partnership. Each director of the managing general partner is elected for a term of one year and until his successor is duly elected and qualified. Each officer of the managing general partner is elected by the board of directors of the managing general partner and is subject to removal by that board at any time.

A.       IDENTIFICATION OF DIRECTORS.

         (1) James S. Andrasick; 52 years old; Director of Managing Partner since 1986; Vice President and Director of Mauna Loa; President of C. Brewer since September 1992; Director of an agricultural cooperative in which C. Brewer has a 50% interest.

         (2) John W. A. Buyers; 67 years old; Chairman since 1989 and Director since 1986 of Managing Partner; Chairman of Mauna Loa since August 1992; Chairman and Chief Executive Officer of C. Brewer.

         (3) James H. Case; 75 years old; Director and Member of Conflicts Committee of Managing Partner since 1986; no affiliation with Mauna Loa or C. Brewer.

         (4) Ralph C. Hook, Jr.; 72 years old; Director and Member of Conflicts Committee of Managing Partner since 1986; no affiliation with Mauna Loa; Director of an agricultural cooperative in which C. Brewer has a 50% interest.

         (5) Kent T. Lucien; 42 years old; President and Director since September 1995 of Managing Partner; Vice President of Mauna Loa; Executive Vice President and Chief Financial Officer of
                 C. Brewer.

B.       IDENTIFICATION OF EXECUTIVE OFFICERS.

         (1) John W. A. Buyers; 67 years old; Chairman and Chief Executive Officer of Managing Partner since 1989; Director of Mauna Loa; Chairman and Chief Executive Officer of C. Brewer.

         (2) Kent T. Lucien; 42 years old; President since September 1995 of Managing Partner; Vice President of Mauna Loa; Executive Vice President and Chief Financial Officer of C. Brewer.

         (3) D. S. Dymond; 49 years old; Senior Vice President, Operations and Chief Operating Officer of Managing Partner since October 1994 and Chief Financial Officer of Managing Partner since June 1995; not an employee, officer or Director of Mauna Loa or C. Brewer.

         (4) Kathleen F. Oshiro; 44 years old; Secretary of Managing Partner since 1989; Secretary of Mauna Loa; Vice President, Administration and Corporate Secretary of C. Brewer.

C.       IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

Not applicable.

D.       FAMILY RELATIONSHIPS.

Not applicable.

E.       BUSINESS EXPERIENCE.

1.       DIRECTORS:

         James S. Andrasick. Mr. Andrasick was promoted to President and Chief Operating Officer of C. Brewer and Company, Limited in September
         1992 and is now in charge of the real estate, distribution, sugar, macadamia and specialty food operations of the company. From 1989 until September 1992, he was Executive Vice President in charge of the sugar, distribution and Central America operations. From 1983 to 1988 he served as Executive Vice President, Finance and Administration and Chief Financial Officer with responsibilities for finance and administration as well as spice and guava operations. He joined C. Brewer in 1978 as Vice President and Controller after serving three years on the IU International Corporation corporate development staff. In 1980 he became Senior Vice President and Chief Financial Officer of C. Brewer. Previously, he had been employed by the Ford Motor Company at its world headquarters and product development groups in various supervisory positions in finance. Mr. Andrasick received his Bachelor's Degree from the U.S. Coast Guard Academy and his Master's Degree from the Massachusetts Institute of Technology.

         Mr. Andrasick is also Chairman of Olokele Sugar Company, Limited (a subsidiary of C. Brewer), Honolulu, Hawaii, Hilo Coast Power Company (an investee of C. Brewer), Hilo, Hawaii, and the Hawaiian Sugar and Transportation Cooperative, Honolulu, Hawaii, and is a Director of C. Brewer and Company, Limited, Honolulu, Hawaii, Hawaiian Agricultural Research Corp., Aiea, Hawaii, and

         Wailuku Agribusiness Co., Inc. (a subsidiary of C. Brewer), Wailuku, Hawaii. In addition, Mr. Andrasick is a Trustee of the Hawaii Maritime Center and the U.S. Coast Guard Foundation, and Chairman of the Board of Governors of the Hawaii Employers Council. He resides in Honolulu, Hawaii.

         John W. A. Buyers. Mr. Buyers was elected Chairman of Mauna Loa Resources Inc. in 1988 and has been Chairman of Mauna Loa Macadamia Nut Corporation since July 1992. He was appointed President, Chief Executive Officer and a Director of C. Brewer in 1975. Since 1982, he has been Chairman and Chief Executive Officer of C. Brewer and was President until September 1992. From 1971 to 1975, he was President and Chief Executive Officer of General Waterworks Company, which he joined in 1966. From 1968 to 1971 he served as Vice President of Administration at IU International Corporation. Earlier, he held various executive positions with the Bell System.

         After service in the U.S. Marine Corps, Mr. Buyers graduated cum laude from Princeton University in 1952 and later received a Master's Degree in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow.

         He is Chairman and a Director of C. Brewer Homes, Inc. (a publicly traded company on the NASDAQ), Honolulu, Hawaii, and is also a Director of First Hawaiian Bank, Honolulu, Hawaii, First Hawaiian Inc., Honolulu, Hawaii, John B. Sanfilippo & Sons, Inc., Elk Grove Village, Illinois and several C. Brewer affiliates. He recently served as Chairman of the Hawaii Visitors Bureau and is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture, the Japan-Hawaii Economic Council and many other business, civic and cultural organizations. He resides in Honolulu, Hawaii.

         James H. Case. Mr. Case is senior partner in the Hawaii law firm of Carlsmith Ball Wichman Case Ichiki. Mr. Case graduated with an A.B. Degree from Williams College and received his J.D. Degree from Harvard Law School. He became associated with the Carlsmith law firm in 1951 and became a partner in 1959. He has served on the Boards of Directors of Hamakua Sugar Company, Inc., Paauilo, Hawaii, InterIsland Resorts, Ltd., Honolulu, Hawaii, Pacific Club, Honolulu, Hawaii, Central Union Church, Honolulu, Hawaii, Hanahauoli School, Honolulu, Hawaii, and Arcadia Retirement Residence, Honolulu, Hawaii. He resides in Honolulu, Hawaii.

         Ralph C. Hook, Jr. Dr. Hook joined the faculty of the University of Hawaii in 1968 as Dean of the College of Business Administration. In 1974, he returned to teaching as Professor of Marketing in the College of Business Administration. He became Emeritus Professor of Marketing in June 1995. Dr. Hook received his Bachelor's and Master's Degrees from the University of Missouri at Columbia and his Ph.D. in Marketing from the University of Texas at Austin. He has been a member of the Board of Directors of Hilo Coast Power Company (an investee of C. Brewer), Hilo, Hawaii, since 1971, the Pan Pacific Institute of Ocean Science since 1974, and Hook Brothers Corporation since 1983. He was appointed a Trustee of Tokai University, Honolulu Center in 1988. He resides in Honolulu, Hawaii.

         Kent T. Lucien. Mr. Lucien currently serves as President of Mauna Loa Resources Inc. and has been an Executive Vice President and the Chief Financial Officer of C. Brewer since 1991. Previously he served as a Vice President and as an Executive Vice President of Mauna Loa Resources Inc. He joined C. Brewer and Company, Limited as a Senior Analyst in 1980. Mr. Lucien is an honors graduate of Occidental College and received his MBA from Stanford University. He is a Director of C. Brewer Homes, Inc. (a publicly traded company on the NASDAQ), Honolulu, Hawaii. He resides in Honolulu, Hawaii.


2.       EXECUTIVE OFFICERS:

         John W. A. Buyers. Mr. Buyers was elected Chairman of Mauna Loa Resources Inc. in 1988 and has been Chairman of Mauna Loa Macadamia Nut Corporation since July 1992. He was appointed President, Chief Executive Officer and a Director of C. Brewer in 1975. From 1982 to 1992 , he has been Chairman, President and Chief Executive Officer of
         C. Brewer. Since 1992 he has been Chairman and Chief Executive Officer of C. Brewer. From 1971 to 1975, he was President and Chief Executive Officer of General Waterworks Company, which he joined in 1966. From 1968 to 1971 he served as Vice President of Administration at IU International Corporation.

         After service in the U.S. Marine Corps, Mr. Buyers graduated cum laude from Princeton University in 1952 and later received a Master's Degree in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow.

         He is Chairman and a Director of C. Brewer Homes, Inc. (a publicly traded company on the NASDAQ), Honolulu, Hawaii, and is also a Director of First Hawaiian Bank, Honolulu, Hawaii, First Hawaiian Inc., Honolulu, Hawaii, John B. Sanfilippo & Sons, Inc., Elk Grove Village, Illinois and several C. Brewer affiliates. He recently served as Chairman of the Hawaii Visitors Bureau and is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture, the Japan-Hawaii Economic Council and many other business, civic and cultural organizations. He resides in Honolulu, Hawaii.

         Kent T. Lucien. Mr. Lucien currently serves as President of Mauna Loa Resources Inc. and has been an Executive Vice President and the Chief Financial Officer of C. Brewer since 1991. Previously he served as a Vice President and as an Executive Vice President of Mauna Loa Resources Inc. He joined C. Brewer and Company, Limited as a Senior Analyst in 1980. Mr. Lucien is an honors graduate of Occidental College and received his MBA from Stanford University. He is a Director of C. Brewer Homes, Inc. (a publicly traded company on the NASDAQ), Honolulu, Hawaii. He resides in Honolulu, Hawaii.

         D. S. Dymond. Mr. Dymond has served as Senior Vice President, Operations and Chief Operating Officer of Mauna Loa Resources Inc. since October 1994 and as Chief Financial Officer since June 1995. From 1991 through 1994 he served as Vice President, Treasurer and Principal Accounting Officer of Mauna Loa Resources Inc. and Controller of C. Brewer. From 1986 through 1991, he served as Vice President, Finance and Administration and Chief Financial Officer of Mauna Loa Resources Inc. Previously, he had served as C. Brewer's Director, Internal Audit. Prior to joining C. Brewer, he was an auditor for Peat Marwick Mitchell Co. (a predecessor to KPMG Peat Marwick). Mr. Dymond has an M.B.A. Degree from the University of Hawaii and is a Certified Public Accountant. He resides in Honolulu, Hawaii.

F.       SECTION 16 DISCLOSURE.

Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each director and certain officers of Mauna Loa Resources Inc., the managing general partner of Registrant (a "Reporting Person"), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange Commission, the New York Stock Exchange and Registrant. Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during 1992.

ITEM 11   EXECUTIVE COMPENSATION.

A.  SUMMARY COMPENSATION TABLE

The Partnership is managed by Mauna Loa Resources Inc. (managing general partner) and the compensation paid to the CEO and other officers is reimbursed by the Partnership as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by Mauna Loa Resources Inc. to the CEO for the years ended December 31, 1994, 1993 and 1992. There were no officers who received more than $100,000 in compensation. One officer terminated employment during the fiscal year. In addition, there were no long term compensation awards or payouts during those years.

                                                                 Annual Compensation
            Name and                                   -----------------------------------------
      Principal Position               Year             Salary           Bonus             Other
      --------------------            ------           --------         -------          ---------
      John W. A. Buyers               1995             $    -           $    -           $ 8,400
        CEO                           1994                  -                -             8,400
                                      1993                  -                -             7,800

B.  OPTION/SAR GRANTS TABLE.

Not applicable - Mauna Loa Resources Inc. does not have either an option or an SAR plan.

C.  OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE.

Not applicable - Mauna Loa Resources Inc. does not have either an option or an SAR plan.

D.  LONG-TERM INCENTIVE PLAN AWARDS TABLE.

Not applicable - Mauna Loa Resources Inc. does not have a long-term incentive pan.

E.  PENSION PLANS AND OTHER BENEFITS TABLE.

Not applicable - The officers of Mauna Loa Resources Inc. are included in the pension plan and other benefits plans of its parent company, C. Brewer and Company, Limited, as such, the managing partner is not responsible for making any payments on the retirement of any of its officers.

F.  EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS.

Not applicable - Mauna Loa Resources Inc. does not have any employment or severance agreements with any of its officers.

G.  BOARD COMPENSATION COMMITTEE REPORT.

Not applicable - Mauna Loa Resources Inc. does not have a compensation committee as the Chief Executive Officer of Mauna Loa Resources Inc. is not compensated for serving in that position. The only compensated officers are the Chief Operating Officer and the Chief Financial Officer, whose salaries and guideline bonus percentages are administered under the salary policies of C. Brewer and Company, Limited. These bonus payments are approved by the Mauna Loa Resources Inc. Board of Directors annually based on the overall performance of the Partnership (as evidenced by its net income for the year) and on general and administrative cost control performance. Performance in both categories is measured relative to the original Partnership operating budget approved by the Board at the beginning of each year.

H.  STOCK PERFORMANCE CHART.

The following chart compares the Partnership's total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than oil and gas) or both.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                             RETURN TO SHAREHOLDERS

   Year            Mauna Loa       Peer Group      Russell 2000
   ----            ---------       ----------      ------------
   1990             100.000         100.000           100.00
   1991             125.527         167.668           143.68
   1992              71.333         218.969           167.18
   1993              63.817         293.967           195.61
   1994              43.435         318.982           189.38
   1995              46.932         391.739           239.01

I.  DIRECTOR COMPENSATION.

Directors of Mauna Loa Resources Inc. receive a quarterly retainer of $1,500 and a meeting fee of $600 per meeting. There are no other agreements or arrangements between the managing partner and its directors.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

A.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of December 31, 1995, and subsequent to that date, to the date of this report, no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the managing general partner to be the beneficial owner of more than five percent of the Class A Depositary Units (the "Class A Units") of the Partnership.

B.       SECURITY OWNERSHIP OF MANAGEMENT

As of December 31, 1995 and subsequent to that date to the date of this report, no director or officer of the Managing Partner or the Special Partner owned more than one percent of the Class A Units.

The table below sets forth certain information as to each class of equity securities of the Partnership or the Managing Partner to be beneficially owned by the General Partners of the Partnership, all directors of the Managing Partner and all directors and officers of the Managing Partners as a group as of December 31, 1995.

                                                                                                  Percent
                                                                                                    of
                                      Amount of               Percent           Percent           Class A
                                      Nature of                 of                of               and
 Name and Address                     Beneficial              Class A           Class B           Class B
 Beneficial Owner                     Ownership                Units             Units             Units
----------------------                ---------             -----------        ---------          -------
Mauna Loa Macadamia                      999,646                 -               66.7%             11.1%
  Nut Corporation                        Class B
  827 Fort Street                         Units
  Honolulu, HI 96813

Mauna Loa Orchards L.P.                   30,000                0.4%                -               0.3%
  827 Fort Street                        Class A
  Honolulu HI 96813                       Units

Mauna Loa Orchards L.P.                  500,000                 -               33.3%              5.6%
  827 Fort Street                        Class B
  Honolulu HI 96813                       Units

All directors                             20,676                0.3%                -               0.2%
                                         Class A
                                          Units

All directors and officers                20,676                0.3%                -               0.2%
  as a group (10 persons)                Class A
                                          Units

MLO is a limited partnership whose partners are C. Brewer and certain direct or indirect wholly-owned subsidiaries of C. Brewer. As the general partners of the Partnership are also each a direct or indirect wholly-owned subsidiary of
C. Brewer, MLO is an affiliate of the general partners.

C.       CHANGES IN CONTROL

Not applicable.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

A.       TRANSACTIONS WITH MANAGEMENT AND OTHERS.

1.       Acquisition of Original Orchards.

In June 1986, the Partnership acquired the Original Orchards (2,423 tree acres of macadamia orchards) from Mauna Loa and an affiliate, both subsidiaries of
C. Brewer, which were valued at $39,414,000. The majority of the Directors and Executive Officers of the Managing Partner are also Directors and Executive Officers of Mauna Loa and C. Brewer (see Item 10 above).

2.       Acquisition of December 1986 Orchard.

In December 1986, the Partnership purchased the December 1986 Orchard from KACI, consisting of certain ownership interests in the trees and leasehold interests in the underlying land with respect to approximately 266 tree acres (or approximately 546 gross acres) of macadamia orchard properties for $4,000,000 in cash. As KACI and the general partners of the Partnership are each a direct or indirect wholly-owned subsidiary of C. Brewer, this acquisition involved the Managing Partner in a conflict of interest. The Conflicts Committee, as hereinafter defined, reviewed the proposed terms of this acquisition, unanimously reached the conclusion that this acquisition would be in the best interests of the Partnership and the holders of the Class A and Class B Depositary Units (the "Class B Units") and collectively the "Unitholders", approved this acquisition and reported to the Board of Directors of the Managing Partner its recommendation that this acquisition should be approved by that Board. Thereafter, the Board of Directors of the Managing Partner unanimously approved such acquisition.

3.       Acquisition of the New Orchards.

In 1989, the Partnership acquired interests in the New Orchards from MLO and
Howard Butcher III ("Butcher").   MLO is a limited partnership whose general
partners are Mauna Loa and Mauna Kea Macadamia Orchards, Inc. ("MKMO") and whose limited partners are C. Brewer and, through October 1990, Butcher.
Mauna Loa, MKMO and the Managing Partner of the Partnership are each a direct or indirect wholly owned subsidiary of C. Brewer. Butcher, at the time of this transaction, owned approximately 10% of Buyco, Inc., the parent company of C. Brewer. As a result of these relationships, MLO and Butcher are considered to be affiliates of the Managing Partner and the acquisition therefore involved the Managing Partner in a conflict of interest. Accordingly, the acquisition was submitted to the Conflicts Committee for its review. The Conflicts Committee reviewed the acquisition and retained the investment banking firm of Dean Witter Reynolds Inc. as financial advisor to provide it with an opinion as to the fairness, from a financial point of view, of the acquisition to the Partnership and the Unitholders. Following such review, the Conflicts Committee unanimously reached the conclusion that the acquisition was in the best interest of the Partnership and the Unitholders, approved the acquisition and reported to the Board of Directors of the Managing Part-ners its recommendation that the acquisition should be approved by the Board of Directors of the Managing Partner. Thereafter, the Board of Directors of the Managing Partner unanimously approved the acquisition and recommended to the Unitholders that they approve, through certain amendments to the Agreement of Limited Partnership (the "Partnership Agreement"), the acquisition. The Unitholders approved the acquisition and such amendments to the Partnership Agreement at the Special Meeting of Unitholders held on October 12, 1989.

4.       Acquisition of the Lot 10 Orchard.

In 1991, the Partnership acquired the Lot 10 Orchard from Keaau Macadamia X Corporation ("Keaau X"), which was owned by Butcher. Butcher, at the time of this transaction, owned approximately 10% of Buyco, Inc., the parent company of C. Brewer. As a result of this relationship, Butcher is considered to be an affiliate of the Managing Partner and this acquisition therefore involved the Managing Partner in a conflict of interest. Accordingly, the acquisition was submitted to the Conflicts Committee for its review. The Conflicts Committee reviewed the proposed terms of this acquisition and the related nut purchase contract (the "Lot 10 Nut Purchase Contract") and farming contract (the "Lot 10 Farming Contract"), and unanimously concluded that this acquisition would be in the best interests of the Partnership and the Unitholders, approved this acquisition and reported to the Board of Directors of the Managing Partner its recommendation that this acquisition should be approved by that Board. Thereafter, the Board of Directors of the Managing Partner unanimously approved such acquisition.

5.       1986 Conversion of Class B Units and Concurrent Redemption.

The Partnership Agreement provided that the Partnership pay Mauna Loa, the Special Partner, the amount of the "first year excess cash flow" (as defined in that agreement), if any, through the conversion of Class B Units to Class A Units. Pursuant to this provision, $245,000 was payable to Mauna Loa as of December 31, 1986, resulting in the conversion of approximately 23,000 Class B Units into Class A Units and the concurrent redemption of those Class A Units. The $245,000 liability was paid in 1987.

6.       1990 Conversion of Class B Units and Concurrent Redemption.

The Partnership Agreement provided that the Partnership pay Mauna Loa, the Special Partner, the balance in the "Cash Account" (as defined in that agreement) as of December 31, 1990, through the conversion of Class B Units into Class A units and the concurrent redemption of those Class A Units on March 31, 1991. At December 31, 1990, the "Cash Account" had a $2.218 million balance remaining which was used to redeem approximately 227,000 converted Class B Units.

B.       CERTAIN BUSINESS RELATIONSHIPS.

1.       General

The Managing Partner makes all decisions relating to the management of the Partnership. The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all Unitholders. Mauna Loa owns all of the capital stock of the Managing Partner and may ultimately own a significant number of the Class A Units depending on its ability to convert Class B Units. Certain officers and directors of Mauna Loa also act as officers and directors of the Managing Partner and certain directors of the Managing Partner are substantial shareholders of Buyco, Inc., the parent company of C. Brewer. Disputes that might otherwise develop between the Managing Partner and Mauna Loa may not develop because the parties representing the entities are identical. As a result of these relationships, certain conflicts of interest could arise with respect the administration of and allocation of costs under the Partnership Agreement and in situations described below, among others.

A committee of the Managing Partner's Board of Directors composed of two persons who are independent of C. Brewer and its affiliates (the "Conflicts Committee") reviews, on an annual basis or more frequently as such committee may deem appropriate, the Managing Partner's management of the Partnership and any conflicts of interest that may have arisen or may arise as a result of the relationships among Mauna Loa and its affiliates, the Managing Partner, C. Brewer and its affiliates and the Partnership. The Partnership Agreement states that, except for the original members of the Conflicts Committee, no member of the Conflicts Committee may be an officer, director, employee or shareholder of Buyco, Inc., C. Brewer or any of its affiliates. The Conflicts Committee presently consists of one individual who is not affiliated with C. Brewer and one individual who is not affiliated with C. Brewer except for serving as a director of an agricultural cooperative in which a subsidiary of
C. Brewer has a 50% interest.

2.       Farming Leases.

At the time of the Partnership's acquisition of the interests in the New Orchards, MLO assigned to the Partnership all of MLO's rights and obligations under three 45-year farming leases relating to 327 tree acres of the New Ka'u Orchards and all of the New Mauna Kea Orchard. The farming leases permit the Partnership to conduct macadamia nut farming operations on such macadamia orchard properties. The farming leases provide for fixed minimum annual lease payments to be paid to either KACI or MKACI, as the case may be. Such annual rental payments are subject to increase after ten years, twenty years and thirty years based on then current fair market lease rates. The then current fair market lease rate will be determined by mutual agreement between the Partnership, on the one hand, and either KACI or MKACI, as the case may be, on the other hand. If mutual agreement cannot be reached, the then current fair market lease rate will be determined by appraisal. Whether determined by mutual agreement or by appraisal, the then current fair market lease rate will be determined as a fair market lease rate for use of such premises as macadamia orchards.

The Partnership acquired its interests in the trees situated on such leased macadamia orchard properties subject to repurchase options retained by the Agribusiness Companies. The repurchase options grant the Agribusiness Companies the continuing right to repurchase all or any portion of such trees after June 30, 2019 at a price equal to the then current fair market value of the trees, according to their value as producing macadamia nut trees, as determined by mutual agreement between the Partnership, on the one hand, and either KACI or MKACI, as the case may be, on the other hand. If mutual agreement cannot be reached, the then current fair market value will be determined by appraisal. Whether determined by mutual agreement or by appraisal, the fair market value of such trees will be determined according to their value as producing macadamia nut trees, assuming that the owner thereof has rights to farm and harvest such trees and has ongoing arrangements with respect to land leases, farming and nut purchases of the same type as the Partnership has immediately prior to such time.

At the end of the 45-year lease terms of such leases, the Agribusiness Companies will be required to repurchase such trees at their then current fair market value as orchards if such entities do not offer to extend such farming leases at the then current fair market lease rates. The then current fair market lease rate and the then current market value of the trees for such purposes will be determined through mutual agreement between the Partnership, on the one hand, and either KACI or MKACI, as the case may be, on the other hand or, if mutual agreement cannot be obtained, by appraisal, in each case in the manner described above. Such repurchase obligations will apply with respect to the expiration of each extension of the lease terms of such leases until such leases have been in effect for a total of 99 years, at which time the leases will expire and the ownership interests in such trees will revert back to the Agribusiness Companies.

In the event that the Partnership decides not to accept an offer to extend the leases at the then current fair lease rates upon the expiration of the leases or any extension thereof (or does not assign the leases to a third party who elects to accept such offer), the leases will expire, the Agribusiness Companies will not be required to repurchase the trees covered thereby and ownership of such trees will revert back to the Agribusiness Companies (and in any event ownership of such trees will revert back to the Agribusiness Companies after 99 years). As the Managing Partner and the Agribusiness Companies are each direct or indirect wholly owned subsidiaries of C. Brewer, a decision to renew the farming leases will involve the Managing Partner in a conflict of interest.

As described above, the farming leases provide for determinations of the fair market lease rate to be paid by the Partnership under the farming leases and the fair market value of the Partnership's trees situated on property covered by such leases by mutual agreement between the Partnership, on the one hand, and with KACI or MKACI, as the case may be, on the other hand, or, if mutual agreement cannot be reached, by appraisal. As any determination by the Partnership with respect to any such mutual agreement will be made by the Managing Partner and as the Managing Partner and the Agribus-iness Companies are each direct or indirect wholly owned subsidiaries of C. Brewer, such determination on behalf of the Partnership will involve the Managing Partner in a conflict of interest. Accordingly, the Conflicts Committee of the Board of Directors of the Managing Partner will review any such determinations made by mutual agreement.

3.       Nut Purchase Contracts and Farming Contracts.

Mauna Loa purchases from the Partnership all of the macadamia nut production from the Existing Orchards pursuant to the Existing Nut Purchase Contracts, all of the macadamia nut production from the New Orchards (excluding "unusable nuts") under the New Orchards Nut Purchase Contract and all of the macadamia nut production from the Lot 10 Orchard under the Lot 10 Nut Purchase Contract. In addition, KACI farms the Existing Orchards for the Partnership pursuant to the Existing Orchards Farming Contracts and, along with MKACI, farms the New Orchards for the Partnership pursuant to the New Farming Contract. KACI also farms the Lot 10 Orchard for the Partnership pursuant to the Lot 10 Farming Contract. Various conflicts of interest exist or may arise with respect to the Partnership's sale and Mauna Loa's purchase of nuts under the Nut Purchase Contracts, the allocation of costs reimbursed by the Partnership under the Farming Contracts for purposes of determining the Net-Back Component of the purchase price for nuts under the Nut Purchase Contracts and the allocation of personnel and resources with respect to services provided by KACI and MKACI under the Farming Contracts. For example, the purchase price under the Nut Purchase Contracts will depend on Mauna Loa's processing, packaging, marketing, sales and advertising expenses and nonagricultural overhead costs, all of which are controlled and allocated by Mauna Loa. Mauna Loa also has complete control over the identification and weighing of nuts at its processing plants.

Under the terms of the Farming Contracts, KACI and MKACI are required to provide certain reports to the Partnership, including an annual report describing in reasonable detail the conduct of farming and harvesting operations at the Orchards, and they also are required to provide a statement, certified by its independent accountants, which reflects its allocation of direct costs and overhead for the relevant year. The reports submitted to the Managing Partner are reviewed by the Conflicts Committee. The Managing Partner has the right to object to the information set forth in such annual reports relating to the calculation of the nut purchase price and/or farming costs and to engage a certified public accounting firm of its own selection to verify and confirm such information. The Managing Partner on behalf of the Partnership has the right to assert claims against Mauna Loa based on such independent review, and, if any such review and assertion results in an adjustment favorable to the Partnership in the nut purchase price or farming cost figures by an amount in excess of 5% of the amount initially calculated by Mauna Loa, Mauna Loa will be required to reimburse the Partnership for the expenses incurred in engaging the accounting firm and asserting such claims. Cost reimbursements under the Farming Contracts totaled $6,675,000 in 1995, $7,205,000 ($109,000 of which was capitalized to developing orchards) in 1994 and $7,003,000 ($566,000 of which was capitalized to developing orchards) in 1993. Farming fees totaled $104,000 ($2,000 of which was capitalized to developing orchards) in 1994 and

$145,000 ($10,000 of which was capitalized to developing orchards) in 1993. No farming fees were paid for 1995.

4.       Management Fee.

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by them in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership's operating cash flow (as defined in the Partnership Agreement). Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, C. Brewer and its affiliates. Management cost reimbursements under the Partnership Agreement amounted to $424,000 in 1995, $448,000 in 1994 and $436,000 in 1993. The
management fee was $69,000 in 1994 and $97,000 in 1993. There was no management fee for 1995.

5.       Relationships with C. Brewer.

Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of C. Brewer. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka'u areas to the processing plant. For 1995, 1994 and 1993, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from C. Brewer subsidiaries totaled $0.6 million, $0.6 million and $0.6 million, respectively. It is expected that the Partnership will continue to purchase its fertilizer and transportation needs from C. Brewer subsidiaries as long as, and to the extent that, such purchases can be made on a basis at least as favorable as that available from third parties. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

The stock and assets of the General Partners are significant to both C. Brewer and Buyco, Inc. In making decisions regarding financial matters concerning C. Brewer and Buyco, Buyco may be required to make choices which could impact the business and financial condition of the General Partners. Any such impact could affect the Partnership.

6.       Cash Reserve Account.

The Managing Partner may establish cash reserve accounts on behalf of the Partnership for any purpose it deems prudent, including reserves to provide for seasonal variations in cash flow due to timing of macadamia harvests or anticipated expenses of an unusual nature. Since any such reserves would not be distributed in the then current year unless such reserves proved to be unnecessary, and since Mauna Loa is entitled to convert its Class B Units into Class A Units only to the extent of Excess Distributions, the Managing Partner will have an incentive after 1990 (at which time the Class B Units become eligible for conversion) to accelerate cash payouts and may have a conflict of interest in determining whether to establish cash reserve accounts after such date. If factors likely to cause significant fluctuations in cash flow are not identified and adequate reserves are not established, cash distributions to Unitholders could fluctuate unnecessarily. Such fluctuations could have an adverse effect on such market value of the Class A Units.


                                    PART  IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

A.       LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

1.       Financial Statements.

All financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

2.       Financial Statement Schedules.

None required.

3.       Exhibits (numbered in accordance with Item 601 of Regulation S-K):

        Page Number
        or Exhibit                                                                       Incorporation by
          Number          Description                                                       Reference to
      --------------      -----------                                                    ------------------
            (3.1)         Agreement of Limited Partnership of Registrant                     Exhibit 3.1
                                                                                          to Form S-1 (2)

            (3.2)         Form of Class A Certificate of Limited Partnership                 Exhibit 3.2
                             as filed with the Secretary of State of Delaware             to Form S-1 (1)

            (3.3)         Certificate of Limited Partnership of Registrant                   Exhibit 3.3
                             as filed with the Secretary of State of Delaware             to Form S-1 (1)

            (4.1)         Depositary Agreement between Registrant,                           Exhibit 4.1
                             Manufacturers Hanover Trust Company as                       to Form S-1 (1)
                             and Mauna Loa Resources Inc. as attorney-
                             in-fact of the limited partners in Registrant

            (4.2)         Form of Depositary Receipt                                         Exhibit 4.2
                                                                                          to Form S-1 (1)

          (10.1)          Macadamia Nut Purchase Contract between                            Exhibit 10.1
                             Mauna Loa Macadamia Nut Corporation                          to Form S-1 (2)
                             ("Mauna Loa") and Registrant dated
                              June 12, 1986

          (10.2)          Macadamia Nut Purchase Contract between                            Exhibit 10.2
                             Mauna Loa and Registrant dated                               to Form S-1 (2)
                             December 22, 1986

          (10.3)          Macadamia Nut Purchase Contract between                            Exhibit 10.3
                             Mauna Loa and Registrant dated as of                         to Form S-1 (2)
                             October 1, 1989

          (10.4)          First Amended Farming Contract among Mauna                         Exhibit 10.4
                             Loa, Ka'u Agribusiness Co., Inc. ("KACI")                    to Form S-1 (2)
                             and Registrant dated June 12, 1986

          (10.5)          Farming Contract between KACI and Registrant                       Exhibit 10.5
                             dated December 22, 1986                                      to Form S-1 (2)

          (10.6)          Farming Contract among Mauna Loa, KACI, and                        Exhibit 10.6
                             Mauna Kea Agribusiness Co., Inc. ("MKACI")                   to Form S-1 (2)
                             dated as of October 1, 1989

          (10.7)          Contribution Agreement among Mauna Loa                             Exhibit 10.7
                             Orchards, L.P. ("MLO"), KACI, MKACI,                         to Form S-1 (2)
                             Mauna Kea Macadamia Orchards, Inc. ("MKMO")
                             and Mauna Loa dated as of July 1, 1989

          (10.8)          Lease between the Trustees of the Estate of                        Exhibit 10.8
                             Bernice Pauahi Bishop ("Trustees of the Bishop               to Form S-1 (1)
                             Estate") and Mauna Loa

          (10.9)          Lease between KACI and Registrant                                  Exhibit 10.7
                                                                                          to Form 10-K (3)

          (10.10)         MLO/MLMP Conveyance Agreement between                              Exhibit 10.10
                             MLO and Registrant dated as of October 1, 1989               to Form S-1 (2)

          (10.11)         Butcher/MLMP Contribution Agreement between                        Exhibit 10.11
                             Howard Butcher III ("Butcher") and Registrant                to Form S-1 (2)
                             dated as of October 1, 1989

          (10.12)         Farming Lease between KACI and MLO dated as                        Exhibit 10.12
                             of July 1, 1989                                              to Form S-1 (2)

          (10.13)         Farming Lease between MKACI and MKMO                               Exhibit 10.13
                             dated as of July 1, 1989                                     to Form S-1 (2)

          (10.14)         Farming Lease between MKACI and MLO dated                          Exhibit 10.14
                           as of July 1, 1989                                             to Form S-1 (2)

          (10.15)         Water Agreement, as amended, between KACI                          Exhibit 10.15
                           and Registrant dated as of October 1, 1989                     to Form S-1 (2)

          (10.16)         Cash Flow Warranty Agreement among KACI,                           Exhibit 10.16
                           MKACI and Registrant dated as of July 1, 1989                  to Form S-1 (2)

          (10.17)         Guarantee Agreement between Mauna Loa and                          Exhibit 10.17
                           Registrant dated as of October 1, 1989                         to Form S-1 (2)

          (10.18)         Agreement of Indemnification between C. Brewer                     Exhibit 10.18
                             and each director of the Managing Partner                    to Form S-1 (2)

          (10.19)         Indemnification Agreement (Title) among Mauna                      Exhibit 10.19
                             Loa, KACI and MKACI in favor of Registrant                   to Form S-1 (2)

          (10.20)         Indemnification Agreement (Sub division) among                     Exhibit 10.20
                             Mauna Loa, KACI and MKACI in favor of                       to Form S-1 (2)
                             Registrant

          (10.21)         Deed between MLO and Registrant relating to                        Exhibit 10.21
                             14% undivided interest in 220 tree acres of                  to Form S-1 (2)
                             macadamia orchard properties located
                             in the Keaau area of the island of Hawaii
                             ("New Keaau Orchards")

          (10.22)         Bill of Sale between MLO and Registrant                            Exhibit 10.22
                             relating to 14% undivided interest in New                    to Form S-1 (2)
                             Keaau Orchards

          (10.23)         Deed between Butcher and Registrant relating to                    Exhibit 10.23
                             86% undivided interest in New Keaau Orchards                 to Form S-1 (2)

          (10.24)         Bill of Sale between Butcher and Registrant                        Exhibit 10.24
                             relating to 86% undivided interest in New                    to Form S-1 (2)
                             Keaau Orchards

          (10.25)         Assignment of Partial Interest in Lease No. 15,020                 Exhibit 10.25
                             and consent from MLO to Registrant                           to Form S-1 (2)

          (10.26)         Assignment of Partial Interest in Lease No. 16,859                 Exhibit 10.26
                             and consent from MLO to Registrant                           to Form S-1 (2)

          (10.27)         Assignment of Partial Interest in Lease No. 20,397                 Exhibit 10.27
                          and consent from MLO to Registrant                              to Form S-1 (2)

          (10.28)         Assignment of Lease from MLO to Registrant                         Exhibit 10.28
                             relating to Lease from the Trustees of the                   to Form S-1 (2)
                             Bishop Estate

          (10.29)         Assignment from MLO to Registrant relating                         Exhibit 10.29
                             to certain orchards                                          to Form S-1 (2)

          (10.30)         Assignment of Lease and Consent from MLO to                        Exhibit 10.30
                             Registrant relating to one of the Farming Leases             to Form S-1 (2)
                             to 326 tree acres of macadamia orchards located
                             in the Mauna Kea area on the island of Hawaii
                             ("New Mauna Kea Orchards")

          (10.31)         Assignment of Lease and Consent from MLO to                        Exhibit 10.31
                             Registrant relating to one of the New Mauna                  to Form S-1 (2)
                             Kea Orchards Farming Leases

          (10.32)         Assignment of Lease and Consent from MLO to                        Exhibit 10.32
                             Registrant relating to one of the New Mauna                  to Form S-1 (2)
                             Kea Orchards Farming Leases

          (10.33)         Assignment of Lease and Consent from MLO to                        Exhibit 10.33
                             Registrant relating to one of the New Mauna                  to Form S-1 (2)
                             Kea Orchards Farming Leases

          (10.34)         Lease from the Trustees of the Bishop Estate                       Exhibit 10.34
                             to MLO                                                       to Form S-1 (2)

          (10.35)         Lease No. 15,020 from the Trustees of the                          Exhibit 10.35
                             Bishop Estate to MLO                                         to Form S-1 (2)

          (10.36)         Form of Amendments to Lease No. 15,020                             Exhibit 10.36
                             from the Trustees of the Bishop Estate                       to Form S-1 (2)

          (10.37)         Lease No. 16,859 from the Trustees of the                          Exhibit 10.37
                             Bishop Estate to the Hawaiian Agricultural                   to Form S-1 (2)
                             Company (a predecessor of KACI)

          (10.38)         Form of Amendments to Lease No. 16,859 from                        Exhibit 10.38
                          the Trustees of the Bishop Estate                               to Form S-1 (2)

          (10.39)         Lease No. 20,397 from the Trustees of the                          Exhibit 10.39
                             Bishop Estate to C. Brewer                                   to Form S-1 (2)

          (10.40)         Form of Amendments to Lease No. 20,397 from                        Exhibit 10.36
                             the Trustees of the Bishop Estate to C. Brewer               to Form S-1 (2)

          (10.41)         Lease from Richard L. Hughes to Mauna Loa                          Exhibit 10.41
                                                                                          to Form S-1 (2)

          (10.42)         Lease from the Trustees of the Bishop Estate                       Exhibit 10.42
                             to Mauna Loa                                                 to Form S-1 (2)

          (10.43)         Co-ownership and Partition Agreement between                       Exhibit 10.43
                             KACI and MLO                                                 to Form S-1 (2)

          (10.44)         Co-ownership and Partition Agreement among                         Exhibit 10.44
                             Mauna Loa, KACI and MLO                                      to Form S-1 (2)

          (10.45)         Co-ownership and Partition Agreement between                       Exhibit 10.45
                             KACI and MLO relating to Lease Nos. 15,020                   to Form S-1 (2)
                             and 16,859

          (10.46)         Co-ownership and Partition Agreement between                       Exhibit 10.46
                             MKACI and MLO                                                to Form S-1 (2)

          (10.47)         MLO Registration Rights Agreement between                          Exhibit 10.47
                             MLO and Registrant                                           to Form S-1 (2)

          (10.48)         Butcher Registration Rights Agreement between                      Exhibit 10.48
                             Butcher and Registrant                                       to Form S-1 (2)

          (10.49)         Macadamia Nut Purchase Contract between                            Exhibit 10.49
                             Mauna Loa and Keaau Macadamia X Corpor-                      to Form 10-K (4)
                             ation ("Keaau 10") dated September 15, 1983

          (10.50)         Farming Contract between Mauna Loa and Keaau                       Exhibit 10.50
                             10 dated September 15, 1983                                  to Form 10-K (4)

          (10.51)         Assignment of Owner's Interest in Macadamia                        Exhibit 10.51
                             Nut Purchase Contract and Farming Contract                   to Form 10-K (4)
                             between Keaau 10 and Registrant

          (10.52)         Warranty Deed between Keaau 10 and Registrant                      Exhibit 10.52
                                                                                          to Form 10-K (4)

          (11.1)          Statement re Computation of Net Income per                                 69
                             Class A Unit


---------------------------
         (1) Form S-1 Registration Statement Under the Securities Act of 1933 of Mauna Loa Macadamia Partners, L.P. (Registration No. 33-4903) was filed on June 5, 1986.

         (2) Form S-1 Registration Statement under the Securities Act of 1933 of Mauna Loa Macadamia Partners, L.P. (Registration No. 33-30659) was filed on October 20, 1989.

         (3) Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed March 27, 1987.

         (4) Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed on March 27, 1992.


B. REPORTS ON FORM 8-K.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                         (Registrant)

                                            By: MAUNA LOA RESOURCES INC.
                                                 (Managing General Partner)

DATED:      March 29, 1996                  By:  /s/  J. W. A. Buyers
       ---------------------                    -------------------------------
                                                      J. W. A. Buyers
                                                 Chairman of the Board and
                                                 Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            MAUNA LOA RESOURCES INC.

          Signature                                          Title                                Date
         -----------                                        -------                              ------
   /s/  J. W. A. Buyers                        Chairman of the Board                     March 29, 1996
   -------------------------------------       (Principal Executive Officer),            --------------
        J. W. A. Buyers                        Director


  /s/  D. S. Dymond                            Senior Vice President                     March 29, 1996
   -------------------------------------       (Principal Financial Officer              --------------
        D. S. Dymond                           and Principal Accounting Officer)


   /s/  James H. Case                          Director                                  March 29, 1996
   -------------------------------------                                                 --------------
        James H. Case

   /s/  Dr. Ralph C. Hook, Jr.                 Director                                  March 29, 1996
   -------------------------------------                                                 --------------
        Dr. Ralph C. Hook, Jr.