Form 10-Q
period 1996-03-31
MAUNA LOA MACADAMIA PARTNERS LP
filed 1996-05-14
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number  1-9145


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                99-0248088
      --------------------------------               -------------------
      (State or other jurisdiction of                 (I.R.S. Employee
      incorporation or organization)                 Identification No.)

      827 FORT STREET, HONOLULU, HAWAII                    96813
      -----------------------------------                ----------
    (Address Of Principal Executive Offices)             (Zip Code)

       Registrant's Telephone Number, Including Area Code:  808-544-6112

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X      No
          ------      ------

      As of April 30, 1996, Registrant had 7,500,000 Class A Units issued and outstanding.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX





                                                                                          Page
                                                                                          ----
     Part  I - Financial Information

       Item 1.  Financial Statements                                                       3-7

       Item 2.  Management's Discussion and Analysis of Financial
                   Financial Condition and Results of Operations                           8-9


     Part II - Other Information

       Item 6.  Exhibits and Reports on Form 8-K                                            9


     Signatures                                                                            10

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           Balance Sheets (Unaudited)
                                 (In Thousands)

                                                              March 31
                                                       -----------------------    December 31,
                                                         1996           1995          1995
                                                       -------         ------     ------------
ASSETS

Current assets:
    Cash and cash equivalents                          $ 1,035            209            421
    Accounts receivable from related parties             1,542          3,128          4,095
    Annualized cost adjustment                             507             22           -
    Prepaid expenses and other current assets               55             50             54
                                                       -------         ------         ------
        Total current assets                             3,139          3,409          4,570
                                                       -------         ------         ------

Land, orchards and equipment                            73,191         73,191         73,191
    Less accumulated depreciation                       13,716         12,116         13,316
                                                       -------         ------         ------
Land, orchards and equipment (net)                      59,475         61,075         59,875
                                                       -------         ------         ------

Deferred charges (net)                                       1              9             10
                                                       -------         ------         ------

Total assets                                           $62,615         64,493         64,455
                                                       -------         ------         ------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Line of credit payable                             $  -              -              -
    Mortgage note payable (current portion)               -                60            265
    Accounts payable to related parties                  1,362          2,295          2,455
    Distributions payable                                  379            379            383
    Other current and accrued liabilities                  251            180            232
                                                       -------         ------         ------
        Total current liabilities                        1,992          2,914          3,335
                                                       -------         ------         ------

Mortgage note payable (noncurrent portion)                -               249           -

Deferred income tax expense                             14,982         14,982         14,982

Commitments

Partners' capital:
    General partners                                       457            464            462
    Class A limited partners                            45,184         45,884         45,676
                                                        ------         ------         ------
        Total partners' capital                         45,641         46,348         46,138
                                                       -------         ------         ------

Total liabilities and partners' capital                $62,615         64,493         64,455
                                                       =======         ======         ======

=============================================================================================


See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                                                 For the Quarter Ended
                                                                       March 31,
                                                                 ----------------------
                                                                  1996            1995
                                                                 ------          ------
Macadamia nut sales to related party                             $1,542           2,574

Cost of goods sold:
    Costs expensed under farming
      contracts with related parties                              1,078           1,624
    Depreciation and amortization                                   227             279
    Other expenses                                                   48              47
                                                                 ------           -----
        Total cost of goods sold                                  1,353           1,950
                                                                 ------           -----

Gross profit                                                        189             624

General and administrative expenses:
    Costs expensed under management
      contract with related party                                   114             136
    Other expenses                                                  192             209
                                                                 ------           -----
        Total general and administrative expenses                   306             345
                                                                 ------           -----

Operating income (loss)                                            (117)            279
Interest expense (net)                                                1              13
                                                                 ------           -----
Income (loss) before income taxes                                  (118)            266
Deferred income tax expense                                         -               -
                                                                 ------           -----

Net income (loss)                                                $ (118)            266
                                                                 ======           =====

- -----------------------------------------------------------------------------------------

Net cash flow (as defined in the Partnership Agreement)          $  118             533
                                                                 ======           =====

Net income (loss) per Class A Unit                               $(0.02)           0.04
                                                                 ======           =====

Net cash flow per Class A Unit                                   $ 0.02            0.07
                                                                 ======           =====

Cash distributions per Class A Unit                              $ 0.05            0.05
                                                                 ======           =====

Class A Units outstanding (average)                               7,500           7,500
                                                                 ======           =====

- -----------------------------------------------------------------------------------------


See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                 (In Thousands)

                                                        For the Quarter Ended
                                                              March 31,
                                                       ----------------------
                                                        1996            1995
                                                       -----           ------
Partners' capital at beginning of period:

    General partners                                   $   462             465
    Class A limited partners                            45,676          45,996
                                                        ------          ------
                                                        46,138          46,461
                                                        ------          ------

Allocation of net income (loss):

    General partners                                        (1)              3
    Class A limited partners                              (117)            263
                                                        ------          ------
                                                          (118)            266
                                                        ------          ------

Cash distributions:

    General partners                                         4               4
    Class A limited partners                               375             375
                                                        ------          ------
                                                           379             379
                                                        ------          ------

Partners' capital at end of period:

    General partners                                       457             464
    Class A limited partners                            45,184          45,884
                                                        ------          ------
                                                        45,641          46,348
                                                        ======          ======
- --------------------------------------------------------------------------------


See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                          For the Quarter Ended
                                                                                March 31,
                                                                         ----------------------
                                                                          1996            1995
                                                                         ------          ------
Cash flows from operating activities:
    Cash received from macadamia nut sales                            $    4,095           5,441
    Cash paid under farming and management contracts                      (2,586)         (3,139)
    Cash paid to other suppliers                                            (248)           (316)
    Net interest received (paid)                                               1             (13)
                                                                           -----           -----
Net cash provided by operating activities                                  1,262           1,973
                                                                           -----           -----

Cash flows from financing activities:
    Line of credit repayments                                                -            (1,407)
    Principal payments of mortgage note payable                             (265)            (15)
    Distributions paid                                                      (383)           (379)
                                                                           -----           -----
Net cash used in financing activities                                       (648)         (1,801)
                                                                           -----           -----

Net increase in cash and cash equivalents                                    614             172

Cash and cash equivalents at beginning of period                             421              37
                                                                           -----           -----
Cash and cash equivalents at end of period                            $    1,035             209
                                                                           =====           =====

==================================================================================================

Reconciliation of net income (loss) to net cash provided by operating activities:

    Net income (loss)                                                 $     (118)            266
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:

        Depreciation and amortization                                        236             282
        Decrease in accounts receivable from related party                 2,553           2,867
        Increase in prepaid expenses and other assets                         (1)            (26)
        Decrease in accounts payable to related parties                   (1,093)         (1,489)
        Increase (decrease) in other current and accrued liabilities          19             (27)
        Increase (decrease) in annualized cost adjustment
         (other than from depreciation)                                     (334)            100
                                                                           -----           -----
    Total adjustments                                                      1,380           1,707
                                                                           -----           -----

Net cash provided by operating activities                             $    1,262           1,973
                                                                           =====           =====

- --------------------------------------------------------------------------------------------------



See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements


(1) In the opinion of management, the accompanying unaudited Balance Sheets as of March 31, 1996, March 31, 1995 and December 31, 1995 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the quarters ended March 31, 1996 and 1995 contain all adjustments, consisting only of normally recurring accruals, necessary to pre-sent fairly the financial position as of March 31, 1996, March 31, 1995 and December 31, 1995 and the results of operations, changes in partners' capital and cash flows for the quarters ended March 31, 1996 and 1995.

(2) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Commission in the Partnership's 1995 Annual Report on Form 10-K.

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

(6) On March 8, 1996, the first quarter cash distribution was declared in the amount of five cents (5c.) per Class A Unit, payable on May 15, 1996 to unitholders of record as of March 31, 1996.

(7) On March 31, 1996, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


OPERATING RESULTS -- FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

First quarter 1996 nut sales revenues decreased by 40% versus the same quarter in 1995 as a result both of lower production and a lower nut price estimate:

                                                                       For the Quarter
                                                                       Ended March 31,
                                                                     ------------------
                                                                      1996        1995         Change
                                                                     ------      ------        ------
     Nuts Harvested (000's Lbs. WIS)                                  2,773       4,020        -  31%
     Nut Price ($/Lb)                                                 .5559       .6403        -  13%
                                                                      -----       -----

     Net Nut Sales ($000's)                                           1,542       2,574        -  40%
                                                                      =====       =====


The decrease in first quarter 1996 nut production reflects harvest timing differences primarily due to the late nut drop for the 1994-95 crop year, which resulted in unusually high first quarter production in 1995. For the past five years, first quarter nut production has averaged 2,896,000 WIS pounds (with median first quarter production of 2,773,000 WIS pounds during that same five year period).

Weather at the Partnership's orchards in the first quarter of 1996 has been good. As a result, we expect good production for the 1996-97 crop year if weather and other conditions continue to be favorable.

The nut price for the first quarter of 1996 was 13% lower than for the first quarter of 1995 but was only about 1% lower than the final 1995 nut price. Nut prices used for interim reporting reflect the estimated full year processing and marketing performance of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which purchases all of the Partnership's nut production. Since most nut purchases and nut sales occurs in the second half of the year, nut prices are subject to subsequent adjustment based on Mauna Loa's actual full year performance.

Production expenses were 31% lower in the first quarter of 1996 than for the same quarter in 1995 primarily as a result of the 31% decrease in number of pounds harvested during the quarter. Unit costs per pound were roughly the same in the two quarters.

General and administrative expenses were 11% lower in the first quarter of 1996 than for the same quarter of 1995 as a result of savings in several cost areas. These included reduced director fees resulting from a reduction in the number of directors from seven to five, reduced compensation costs resulting from a staffing realignment and lower excise taxes resulting from lower nut production.

Net interest expense for the first quarter of 1996 was significantly lower than in the first quarter of 1995 as a result of improved cash balances in the current year.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. Line of credit drawings were zero at March 31, 1996 and at March 31, 1995. The line of credit is renewable annually on June 1st and it is the Partnership's intention to renew this line next month.

It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs. Except for opportunistic orchard acquisitions, the Partnership has made no capital expenditures to date. The Partnership is currently undertaking a capital project to convert 102 acres of its younger Ka'u orchards from hand harvesting to mechanical harvesting during the second quarter of 1996. This project is expected to cost approximately $61,000 and will be funded out of current cash flow. No other capital expenditure is currently planned.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 (a)  The following documents are filed as part of this report:

            Exhibit                                                                       Page
            Number            Description                                                Number
            -------           -----------                                                ------
            (11.1)            Statement re Computation of Net Income                       11
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





                                         MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                    (Registrant)


                                         By  MAUNA LOA RESOURCES INC.
                                             Managing General Partner


                                         By      /s/ D. S. DYMOND
                                             ---------------------------------
                                                     D. S. Dymond
                                             Senior Vice President and
                                              Principal Financial Officer




Date:        May 14, 1996