Form 10-Q
period 1996-06-30
MAUNA LOA MACADAMIA PARTNERS LP
filed 1996-08-13
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------
                        Commission File Number  19145


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            DELAWARE                              99-0248088
    (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

     827 FORT STREET, HONOLULU, HAWAII                96813
     (Address Of Principal Executive Offices)       (Zip Code)

       Registrant's Telephone Number, Including Area Code:  808-544-6112

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

As of July 31, 1996, Registrant had 7,500,000 Class A Units issued and outstanding.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX

                                                                                                    PAGE
                                                                                                    ----
     PART  I - FINANCIAL INFORMATION

       Item 1.  Financial Statements                                                                  3-8

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               9-11


     PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                                      12


     SIGNATURES                                                                                       13

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           Balance Sheets (Unaudited)
                                 (In Thousands)

                                                          June 30        December 31,
                                                  -------------------
 ASSETS                                             1996        1995        1995
                                                  -------     -------    -----------
 Current assets:
    Cash and short term investments               $   736         713          421
    Accounts receivable from related party            519          61        4,095
    Annualized cost adjustment                      1,673       1,253          -
    Prepaid expenses and other assets                  65          64           54
                                                  -------     -------      -------
 Total current assets                               2,993       2,091        4,570
                                                  -------     -------      -------

 Land, orchards and equipment                      73,191      73,191       73,191
    Less accumulated depreciation
      and amortization                            (14,117)    (12,516)     (13,316)
                                                  -------     -------      -------
 Land, orchards and equipment (net)                59,074      60,675       59,875
                                                  -------     -------      -------

 Deferred charges (net)                                 8          14           10
                                                  -------     -------      -------
 Total assets                                     $62,075      62,780       64,455
                                                  =======     =======      =======

 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
    Line of credit payable                              -           -            -
    Mortgage note payable (current portion)             -          60          265
    Accounts payable to related parties             1,243       1,077        2,455
    Distributions payable                             379         379          383
    Other current and accrued liabilities             265         227          232
                                                  -------     -------      -------
 Total current liabilities                          1,887       1,743        3,335
                                                  -------     -------      -------

 Mortgage note payable (noncurrent portion)             -         234            -
 Deferred income tax expense                       14,982      14,982       14,982

 Partners' capital:
    General partners                                  453         459          462
    Class A limited partners                       44,753      45,362       45,676
                                                  -------     -------      -------
 Total partners' capital                           45,206      45,821       46,138
                                                  -------     -------      -------
 Total liabilities and partners' cap              $62,075      62,780       64,455
                                                  =======     =======      =======





================================================================================
 See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                                             Three months            Six months
                                                            ended June 30,         ended June 30,
                                                          -----------------      ------------------

                                                           1996      1995       1996       1995
                                                          ------    ------     ------     -----
  Macadamia nut sales to related party                    $  519        61      2,061     2,635

  Cost of goods sold:
    Costs expensed under farming
      contracts with related parties                         320        20      1,398     1,644
    Depreciation and amortization                             59        16        286       295
    Other                                                     22         3         70        50
                                                          ------     -----      -----     -----
                                                             401        39      1,754     1,989
                                                          ------     -----      -----     -----

  Gross profit margin                                        118        22        307       646

  General and administrative expenses:
    Costs expensed under management
      contract with related party                            116       101        230       237
    Other                                                     65        71        257       280
                                                          ------     -----      -----     -----
                                                             181       172        487       517
                                                          ------     -----      -----     -----

  Operating income (loss)                                    (63)     (150)      (180)      129

  Interest income (expense)                                    7         2          6       (11)
                                                          ------     -----      -----     -----
  Net income (loss)                                       $  (56)     (148)      (174)      118
                                                          ======     =====      =====     =====

  =============================================================================================


  Net cash flow (as defined in the
    Partnership Agreement)                                $   (4)     (145)       114       388
                                                          ======     =====      =====     =====

  Net income (loss) per Class A Unit                      $(0.01)    (0.02)     (0.02)     0.02
                                                          ======     =====      =====     =====

  Net cash flow per Class A Unit                          $    -     (0.02)      0.02      0.05
                                                          ======     =====      =====     =====

  Cash distributions per Class A Unit                     $ 0.05      0.05       0.10      0.10
                                                          ======     =====      =====     =====

  Class A Units outstanding                                7,500     7,500      7,500     7,500
                                                          ======     =====      =====     =====




==================================================================
  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                 (In Thousands)


                                                                 Three months             Six months
                                                                ended June 30,          ended June 30,
                                                             -------------------     -------------------
                                                              1996         1995       1996         1995
                                                             -------      ------     ------       ------
  Partners' capital at beginning of period:

     General partners                                        $   457         464         462         465
     Class A Limited Partners                                 45,184      45,884      45,676      45,996
                                                             -------      ------      ------      ------
                                                              45,641      46,348      46,138      46,461
                                                             -------      ------      ------      ------

  Allocation of net income (loss):

     General partners                                             (1)         (1)         (2)          2
     Class A Limited Partners                                    (55)       (147)       (172)        116
                                                             -------      ------      ------      ------
                                                                 (56)       (148)       (174)        118
                                                             -------      ------      ------      ------

  Cash distributions:

     General partners                                              4           4           8           8
     Class A Limited Partners                                    375         375         750         750
                                                             -------      ------      ------      ------
                                                                 379         379         758         758
                                                             -------      ------      ------      ------

  Partners' capital at end of period:

     General partners                                            452         459         452         459
     Class A Limited Partners                                 44,754      45,362      44,754      45,362
                                                             -------      ------      ------      ------
                                                             $45,206      45,821      45,206      45,821
                                                             =======      ======      ======      ======

=========================================================================

  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                              Three months            Six months
                                                            ended June 30,          ended June 30,
                                                         --------------------     -----------------
                                                          1996          1995       1996       1995
                                                         -------       ------     ------     ------
  Cash flows from operating activities:

     Cash received from macadamia nut sales              $ 1,542        3,128      5,637      8,569
     Cash paid under farming
       and management contracts                           (1,327)      (2,128)    (3,913)    (5,267)
     Cash paid to other suppliers                           (134)         (96)      (382)      (412)
     Interest received (paid)                                  7            2          8        (11)
                                                         -------       ------     ------     ------
  Net cash provided
    by operating activities                                   88          906      1,350      2,879
                                                         -------       ------     ------     ------

  Cash flows from financing activities:

     Line of credit repayments                                 -            -          -     (1,407)
     Principal payments of mortgage note                       -          (15)      (265)       (30)
     Distributions paid                                     (379)        (379)      (762)      (758)
     Other                                                    (8)          (8)        (8)        (8)
                                                         -------       ------     ------     ------
  Net cash provided
    (used) in financing activities                          (387)        (402)    (1,035)    (2,203)
                                                         -------       ------     ------     ------

  Net increase (decrease) in cash                           (299)         504        315        676

  Cash at beginning of period                              1,035          209        421         37
                                                         -------       ------     ------     ------

  Cash at end of period                                  $   736          713        736        713
                                                         =======       ======     ======     ======




======================================================================

  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                      Three months             Six month
                                                                     ended June 30           ended June 30
                                                                   ------------------     ------------------
                                                                    1996        1995         1996      1995
                                                                   ------      ------     --------   -------
  Reconciliation of net income to net cash
    provided (used) by operating activities:

       Net income (loss)                                           $  (56)       (148)      (174)       118

       Adjustments to reconcile net income
         (loss) to net cash provided (used)
         by operating activities:
              Depreciation and amortization                            60          19        296        301
              Decrease in accounts
                receivable from related party                       1,023       3,067      3,576      5,934
              Decrease (increase) in prepaid
                expenses and other assets                             (10)        (14)       (11)       (40)
              Increase (decrease) in accounts
                payable to related party                             (119)     (1,218)    (1,212)    (2,707)
              Increase in current and
                other accrued liabilities                              14          47         33         20
              Decrease (increase) in annualized
                cost adjustment [other than from
                depreciation and amortization]                       (824)       (847)    (1,158)      (747)
                                                                   ------      ------     ------     ------
       Total adjustments                                              144       1,054      1,524      2,761
                                                                   ------      ------     ------     ------

  Net cash provided
    by operating activities                                        $   88         906      1,350      2,879
                                                                   ======      ======     ======     ======



===========================================================================

  See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements


(1) In the opinion of management, the accompanying unaudited Balance Sheets as of June 30, 1996, June 30, 1995 and December 31, 1995 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the periods ended June 30, 1996 and 1995 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of June 30, 1996, June 30, 1995 and December 31, 1995 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 1996 and 1995.

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

(6) On May 14, 1996, the second quarter cash distribution was declared in the amount of five cents (5 cents) per Class A Unit, payable on August 15, 1996 to unitholders of record as of the close of business on June 28, 1996.

(7) On June 30, 1996, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


OPERATING RESULTS -- FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

For the first three months and first six months of 1996, nut production, price and revenues are summarized below:

                                                               For the Three Months
                                                                  Ended  June  30,
                                                              ------------------------
                                                               1996              1995         Change
                                                              ------            ------        ------
     Nuts harvested (000's Lbs. WIS)                            934                575          + 62%
     Nut price ($/Lb.)                                        .5558              .5733          -  3%
                                                              -----              -----
     Gross nut revenues ($000's)                                519                330          + 57%

     Less adjustment for revised nut
       price estimate on first quarter
       production (see discussion below)                          -               (269)
                                                              -----              -----

     Net nut revenues ($000's)                                  519                 61          +751%
                                                              =====              =====

                                                                For the Six Months
                                                                 Ended  June  30,
                                                              ------------------------
                                                               1996              1995         Change
                                                              -------           ------        ------
     Nuts harvested (000's Lbs. WIS)                          3,707              4,595          - 19%
     Nut price ($/Lb.)                                        .5558              .5733          -  3%
                                                              -----              -----

     Net nut revenues ($000's)                                2,061              2,635          - 22%
                                                              =====              =====

The Partnership's nut price is determined by a formula which is weighted 50% on a two-year trailing average of USDA reported macadamia nut prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("MLMNC"), a separate privately owned company which purchases all of the Partnership's nuts under long-term contracts.

The final price to be paid for the entire year's production is not known until early in the following year when MLMNC's books have been closed and audited. For interim payment and reporting purposes, therefore, the Partnership and MLMNC estimate this nut price based on MLMNC's current processing and marketing plan. When MLMNC updates its plan, the Partnership revises its current year nut price estimate accordingly (unless the effect would be minimal) and records an adjustment in that quarter to apply the revised price estimate to all nuts sold earlier in that year as well. Second quarter revenues for 1995 reflect such an updating of price estimate.

For the full 1995-96 crop year (July 1 through June 30), nut production decreased by 10% to 17.9 million pounds. Comparative crop year production figures are summarized below (in thousands of wet-in-shell pounds at 25% equivalent moisture):

                                                   For the Crop Year
                                                     Ended June 30,               1996         1995
                                            ------------------------------        over         over
                                             1996        1995         1994        1995         1994
                                            -----       -----        -----       ------       ------
     Keaau orchards                         7,106       7,038        7,846       +   1%       -  10%
     Ka'u orchards                          9,578      12,319       10,204       -  22%       +  21%
     Mauna Kea orchard                      1,248         577          729       + 116%       -  21%
                                           ------      ------       ------

     Total production                      17,932      19,934       18,779       -  10%       +   6%
                                           ======      ======       ======


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

The decrease in nut production for the first half of 1996 reflected a combination of dry weather during the preceding year at Ka'u and harvest timing. The increase in second quarter nut production primarily reflected harvest timing.

Production costs (reported as "cost of goods sold") are based on annualized standard unit costs. Total production costs were 12% lower in the first half of 1996 than for the same period in 1995 as a result of lower production. On a per pound basis, production costs were 9% higher in the first half of 1996 than in the corresponding period last year due both to differences in orchard mix (with proportionately more pounds harvested from the Partnership's lower cost orchards in the first half of 1995) and to somewhat higher cultivation costs in 1996 due to the wetter weather. Second quarter of 1995 cost of goods sold also reflects a standard cost adjustment to reflect the updated annual operating forecast of the Partnership's farming management companies.

Excluding management fees payable to the managing general partner, general and administrative expenses are roughly comparable year over year. No management fee was paid with respect to 1995 but such a fee is expected to be paid with respect to 1996. The Partnership generated more interest income in 1996 as a result of having cash on hand which generated interest income and of its having paid off its remaining debt in the first quarter of 1996.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. Line of credit drawings were zero at both June 30, 1995 and June 30, 1996. No borrowings were made from the line of credit during the second quarter. The Partnership will make borrowings from the line during the last five months of the year to fund working capital needs arising from the normal seasonality of macadamia nut farming.

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

The large majority of the world's macadamia nuts are grown in Hawaii and in Australia, with a handful of other countries accounting for the remainder. Although Hawaii has led the world in production for many years, it appears that Australian macadamia nut production has grown significantly in recent years and that Australia will likely overtake Hawaii in production in the near future.

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


================================================================================

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





                                    MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                 (Registrant)


                                    By   MAUNA LOA RESOURCES INC.
                                         Managing General Partner


                                    By   /s/ D. S. Dymond
                                      ----------------------------------
                                             D. S. DYMOND

                                         Senior Vice President and
                                         Principal Financial Officer

Date:        August 13, 1996