Form 10-Q
period 1996-09-30
MAUNA LOA MACADAMIA PARTNERS LP
filed 1996-11-14
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      September 30, 1996

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

      Yes   X      No

As of October 31, 1996, Registrant had 7,500,000 Class A Units issued and outstanding.

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

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           Balance Sheets (Unaudited)
                                 (In Thousands)

                                                         September 30,          December 31
                                                      1996            1995          1995
ASSETS
Current assets:
   Cash and short term investments                  $      9             11            421
   Accounts receivable from related party              4,255          3,860          4,095
   Annualized cost adjustment                          1,089            354              -
   Prepaid expenses and other assets                      61             55             54

Total current assets                                   5,414          4,280          4,570


Land, orchards and equipment                          73,214         73,191         73,191
   Less accumulated depreciation
      and amortization                               (14,517)       (12,916)       (13,316)

Land, orchards and equipment (net)                    58,697         60,275         59,875


Deferred charges (net)                                     6             11             10

Total assets                                        $ 64,117         64,566         64,455


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Line of credit payable                           $    430            825              -
   Mortgage note payable (current portion)                 -             62            265
   Accounts payable to related parties                 2,684          2,081          2,455
   Distributions payable                                 379            379            383
   Other current and accrued liabilities                 287            227            232

Total current liabilities                              3,780          3,574          3,335


Mortgage note payable (noncurrent portion)                 -            218              -
Deferred income tax expense                           14,982         14,982         14,982

Partners' capital:
   General partners                                      454            459            462
   Class A limited partners                           44,901         45,333         45,676

Total partners' capital                               45,355         45,792         46,138

Total liabilities and partners' capital             $ 64,117         64,566         64,455



See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                                  Three months                 Nine months
                                                ended September 30,        ended September 30,
                                                1996           1995         1996         1995
Macadamia nut sales to related party         $   4,255         3,860        6,316        6,495

Cost of goods sold:
  Costs expensed under farming
    contracts with related parties               2,888         2,619        4,286        4,263
  Depreciation and amortization                    557           623          843          918
  Other                                             97            95          167          145

                                                 3,542         3,337        5,296        5,326

Gross profit margin                                713           523        1,020        1,169

General and administrative expenses:
  Costs expensed under management
    contract with related party                    115            99          345          336
  Other                                             66            64          323          344

                                                   181           163          668          680

Operating income (loss)                            532           360          352          489

Interest income (expense)                           (5)          (11)           1          (22)

Net income (loss)                            $     527           349          353          467



Net cash flow (as defined in the
  Partnership Agreement)                     $   1,080           974        1,194        1,385


Net income (loss) per Class A Unit           $    0.07          0.05         0.05         0.06


Net cash flow per Class A Unit               $    0.14          0.13         0.16         0.18


Cash distributions per Class A Unit          $    0.05          0.05         0.15         0.15


Class A Units outstanding                        7,500         7,500        7,500        7,500



See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                 (In Thousands)


                                                       Three months              Nine months
                                                   ended September 30,       ended September 30,
                                                   1996         1995         1996         1995
Partners' capital at beginning of period:

   General partners                            $      452          458          462          465
   Class A Limited Partners                        44,754       45,363       45,676       45,996

                                                   45,206       45,821       46,138       46,461


Allocation of net income (loss):

   General partners                                     5            4            3            5
   Class A Limited Partners                           522          345          350          462

                                                      527          349          353          467


Cash distributions:

   General partners                                     3            3           11           11
   Class A Limited Partners                           375          375        1,125        1,125

                                                      378          378        1,136        1,136


Partners' capital at end of period:

   General partners                                   454          459          454          459
   Class A Limited Partners                        44,901       45,333       44,901       45,333

                                               $   45,355       45,792       45,355       45,792




                       See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                       Three months              Nine months
                                                   ended September 30,       ended September 30,
                                                   1996         1995         1996         1995
Cash flows from operating activities:

   Cash received from macadamia nut sales         $   519           61        6,156        8,630
   Cash paid under farming
     and management contracts                      (1,178)      (1,077)      (5,091)      (6,344)
   Cash paid to other suppliers                       (96)        (108)        (478)        (520)
   Interest received (paid)                            (6)         (11)           2          (22)

Net cash provided
  by operating activities                            (761)      (1,135)         589        1,744


Cash flows from financing activities:

   Line of credit repayments                          430          825          430         (582)
   Principal payments of mortgage note                 -           (14)        (265)         (44)
   Distributions paid                                (378)        (378)      (1,140)      (1,136)
   Other                                               -            -            (8)          (8)

Net cash provided
  (used) in financing activities                       52          433         (983)      (1,770)


Net increase (decrease) in cash                      (709)        (702)        (394)         (26)

Cash at beginning of period                           736          713          421           37


Cash at end of period                             $    27           11           27           11



                       See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                       Three months                Nine months
                                                   ended September 30,         ended September 30,
                                                    1996         1995          1996         1995
Reconciliation of net income to net cash
  provided (used) by operating activities:

    Net income (loss)                           $     527          349          353          467

    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
        Depreciation and amortization                 553          626          849          927
        Decrease (increase) in accounts
          receivable from related party            (3,736)      (3,799)        (160)       2,135
        Decrease (increase) in prepaid
          expenses and other assets                     4            9           (7)         (31)
        Increase (decrease) in accounts
          payable to related party                  1,441        1,004          229       (1,703)
        Increase (decrease) in current and
          other accrued liabilities                    22        -               55           20
        Decrease (increase) in annualized
          cost adjustment [other than from
          depreciation and amortization]              428          676         (730)         (71)

      Total adjustments                            (1,288)      (1,484)         236        1,277


    Net cash provided
      by operating activities                   $    (761)      (1,135)         589        1,744



See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                          Notes to Financial Statements


(1) In the opinion of management, the accompanying unaudited Balance Sheets as of September 30, 1996, September 30, 1995 and December 31, 1995 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the periods ended September 30, 1996 and 1995 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of September 30, 1996, September 30, 1995 and December 31, 1995 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 1996 and 1995.

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

(6) On August 16, 1996, the third quarter cash distribution was declared in the amount of five cents (5c.) per Class A Unit, payable on November 15, 1996 to unitholders of record as of the close of business on September 30, 1996.

(7) On September 30, 1996, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


OPERATING RESULTS -- FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

For the first three months and first nine months of 1996, nut production, price and revenues are summarized below:

                                                              For the Three Months
                                                              Ended  September  30,
                                                              1996               1995         Change
     Nuts harvested (000's Lbs. WIS)                          7,649               6,656         + 15%
     Nut price ($/Lb.)                                        .5564               .5799         -  4%

     Net nut revenues ($000's)                                4,255               3,860         + 10%

                                                               For the Nine Months
                                                              Ended  September  30,
                                                              1996               1995         Change

     Nuts harvested (000's Lbs. WIS)                         11,356              11,251         +   1%
     Nut price ($/Lb.)                                        .5562               .5773         -   4%

     Net nut revenues ($000's)                                6,316               6,495         -   3%

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

The increases in nut production in 1996 primarily resulted from wetter weather this year, along with the effects of harvest timing in both 1996 and 1995. Weather so far during the fourth quarter of 1996 has been fairly wet, with periods of heavy rainfall. Nut "washout" (i.e. the effect of heavy rainfall washing away some nuts already on the ground) during the fourth quarter has been above normal levels; total washout for the quarter has been estimated to be around 450,000 pounds of wet-in-shell nuts (which would equate to roughly 2% of our annual crop).

Production costs (reported as "cost of goods sold") are based on annualized standard unit costs. Total production costs were 6% higher in the third quarter of 1996 primarily due to higher production and orchard mix, but -1/2% lower in the first nine months of 1996 than for the same periods in 1995 primarily due to orchard mix. On a per pound basis, production costs were 7-1/2% lower in the third quarter of 1996 and 1-1/2% lower in the first nine months of 1996 than in the corresponding periods last year due mainly to differences in orchard mix (with proportionately more pounds harvested from the Partnership's lower cost orchards in 1996).

Excluding management fees payable to the managing general partner, general and administrative expenses for the third quarter of 1996 were the same as for the third quarter of 1995. No management fee was paid with respect to 1995 but such a fee is expected to be paid with respect to 1996. The Partnership incurred lower interest expense for the third quarter of 1996 and for the first nine months of 1996 as a result of having paid off its remaining debt in early 1996.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. Line of credit drawings were $0.43 million at September 30, 1996 and $0.83 million at September 30, 1995. The line of credit was paid off on October 30, 1996 and no further borrowings are expected until the summer of 1997. Those future borrowings are anticipated for the purpose of funding working capital needs arising from the normal seasonality of macadamia nut farming.

It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs. Except for opportunistic orchard acquisitions, the Part-nership has made no major capital expenditures since inception and has none currently planned.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 (a)  The following documents are filed as part of this report:

            Exhibit                                                                          Page
            Number             Description                                                  Number
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





                                        MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                (Registrant)


                                        By  MAUNA LOA RESOURCES INC.
                                            Managing General Partner


                                        By      /s/  D. S. Dymond
                                                     D. S. DYMOND
                                             Senior Vice President and
                                             Principal Financial Officer




Date:  November 14, 1996

                                                                    EXHIBIT 11.1



                       MAUNA LOA MACADAMIA PARTNERS, L.P.

                   Computation of Net Income per Class A Unit

                                  (Unaudited)

                      (In Thousands, Except Per Unit Data)





                                              Three Months                Nine Months
                                           Ended September 30,        Ended September 30,
                                             1996       1995           1996         1995
Net income (loss)                          $   527        349           353          467

Class A Unitholders
 (ownership percentage)                       x 99%      x 99%         x 99%        x 99%

Net income (loss) allocable
 to Class A Unitholders                    $   522        346           349          462

Class A Units outstanding                    7,500      7,500         7,500        7,500

Net income (loss)
  per Class A Unit                         $  0.07       0.05          0.05         0.06