Form 10-K
period 1996-12-31
MAUNA LOA MACADAMIA PARTNERS LP
filed 1997-03-28
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1996

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-9145

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
             (Exact Name of registrant as specified in its charter)

              DELAWARE                               99-0248088
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

   827 FORT STREET, HONOLULU, HAWAII                    96813
(Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code:   (808) 544-6112

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered
         -------------------                           ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's know-ledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K. [ ]

As of February 28, 1997, 7,500,000 shares of the Registrant's Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $29,785,296 (based on the closing price on that date of $4.00 per Unit).

THE EXHIBIT INDEX IS LOCATED ON PAGE 60.

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

The Partnership is one of the world's largest growers of macadamia nuts. Macadamia nuts are premium quality nuts that are generally considered to be in a consumer category with cashews, almonds and pistachios. Mauna Loa, the largest processor and marketer of macadamia nuts in the world, sells macadamia nuts as "retail" nuts (the premium grade) and "commercial" nuts (the second grade) and produces and sells various macadamia nut products. These include pristine salted and unsalted roasted macadamia nuts and packages of diced macadamia nuts (for cooking and baking) and value-added products such as candy-glazed macadamia nuts, chocolate-covered macadamia nuts, chocolate macadamia nut candy bars, honey-roasted macadamia nuts and macadamia nut brittle.

The Partnership sells all of the macadamia nuts from the Existing Orchards to Mauna Loa under two twenty-year nut purchase contracts (the "Existing Nut Purchase Con-tracts") expiring in 2006. The Partnership sells all of the macadamia nuts from the New Orchards (excluding "unusable" nuts) to Mauna Loa under a thirty-year nut purchase contract (the "New Nut Purchase Contract") expiring in 2019. The Partnership sells all of the macadamia nuts from the Lot 10 Orchard to Mauna Loa under a twenty-year nut purchase contract (the "Lot 10 Nut Purchase Contract") expiring in 2003.

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

Mauna Loa markets its macadamia nut products in a wide variety of product forms. These include nuts sold in pristine roasted form in jars, cans and foil pouches. Lesser graded nuts are used to produce various glazed products including coconut, coffee and butter candy glazed macadamia nuts, macadamia nut brittle, honey-glazed macadamia nuts and chocolate-covered macadamia nuts. Mauna Loa is able to obtain higher prices for these upgraded products than it is able to obtain for nuts sold as ingredients or through bulk sales.

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

Macadamia nuts are generally considered to be premium quality nuts in a consumer category with cashews, pistachios and almonds and are bought primarily as snack and entertainment food and as gift items. Macadamia nuts are generally the highest priced of these premium nuts. Ingredient nut sales account for approximately 7.5% of sales.

Approximately 28.5% of sales of the MAUNA LOA (R) brand are made in the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers.

Approximately 38% of sales of the MAUNA LOA (R) brand are made in Hawaii where Mauna Loa sells through its own direct sales force primarily to retailers. A substantial portion of the macadamia products sold are purchased by visitors as gifts and souven-irs. Mauna Loa believes that it is the largest seller of macadamia products in the State of Hawaii.

Outside the United States, Mauna Loa's other major market is Japan and the Far East. Approximately 26% of sales of the MAUNA LOA (R) brand are made in Japan and the Far East. Mauna Loa has only recently begun to develop the market in Japan and other Far East countries and has not made a significant effort in other foreign markets.

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

Macadamia nuts comprised less than 5% of the sales of branded premium nuts sold through mass merchandisers and drug and grocery stores on the U.S. mainland. Cashews and mixed nuts represent the bulk of the dollar sales in this segment, followed by pistachios. Macadamia nuts are the highest priced of all premium nuts, and they therefore may be sensitive to price competition from other nuts.

The largest single market for macadamia nuts is Hawaii, where Mauna Loa's products are sold to both tourists and residents for personal consumption and as gifts. The Hawaii macadamia market is segmented into two categories: chocolate-covered macadamia nuts and all other macadamia products, with canned macadamia nuts in a six-pack gift box being the leading seller.

Mauna Loa's major competitor with respect to chocolate-covered macadamia nuts is Hawaiian Host. Mauna Loa's major competitor with respect to other macadamia nut products is MacFarms of Hawaii, Inc., which sells macadamia nut products under its own brand name in Hawaii and has sold macadamia nut products under the "Blue Diamond" brand name on the U.S. mainland.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, Central America and in several other areas. The world supply of macadamia nuts has increased substantially during the last several years and is projected to increase substantially in the next several years due to continuing maturation of orchards in Hawaii and a number of foreign countries, especially Australia. This increased supply of macadamia nuts is expected to continue to exert downward pressure on macadamia prices in the future, which could be but is not certain to be offset by increased demand.

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

Processing. The nuts purchased from the Partnership by Mauna Loa are primarily processed at Mauna Loa's processing plant located adjacent to the orchards located in the Keaau area. The plant was built in 1966 and is presently capable of handling approximately 210,000 pounds of dry-in-shell (commonly abbreviated "DIS") nuts per day. Processing at the plant includes drying, cracking, roasting, inspecting and packaging. The plant also includes separate warehouses, a machine shop, storage facilities, husking facilities, nut drying facilities, a generator and a 10,000 square foot chocolate processing plant. None of these processing facilities are owned by the Partnership.

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

The dry nut kernels are roasted and then sorted into retail and commercial grades. At this stage, less than half of the nuts are bulk-packed and sent to the four co-packers for packaging. At Mauna Loa's plant in Keaau the nuts may be salted, or covered with chocolate or one of several candy glazes, and finally packaged, labeled and readied for shipment.

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

Accordingly, the seller of this orchard (an affiliate of Mauna Loa) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of the target cash flow level, which equaled $507,000. Stabilization payments for any given year are limited to the lesser of the amount of the shortfall or a maximum payment amount. For the years from 1987 through 1993, inclusive, the Partnership received a total of $1,628,000 (including a 4% Hawaii general excise tax) in stabilization payments under this agreement.

The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchard. As such, these payments are being reflected in the Partnership's net income ratably through 2019 as a reduction to the depreciation expense reported for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. In March 1997, the Partnership will pay the seller $54,000 under these provisions; no amounts were payable with respect to prior years.

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

                                                     Cash Flow                  Maximum
                                                       Target                   Warranty
         Year                                           Level                    Amount
         ----                                      ---------------           ------------
         1994                                         3,480,000                 1,589,000
         Thereafter                                   3,480,000                    None

The warranty payments paid to the Partnership for 1994 was $1,589,000. The Partnership accounted for cash flow warranty payments as reductions in the cost basis of the orchards. As such, these payments are being reflected in the Partnership's net income ratably through 2030 as reductions to the depreciation expense reported for these orchards.

Risks Involved in Operating Macadamia Orchards
General. Macadamia nut trees are subject to damage or destruction from diseases, pests, windstorms and other natural causes. Prior to 1987, Mauna Loa was required to replace 1% to 2% of its trees each year due to losses. Partnership tree replacements for all orchards from all causes were 0.9% in 1994, 1.3% in 1995 and 1.3% in 1996.

Diseases and Pests. In particular, the Partnership's Keaau orchards have experienced tree replacements of 2.0% in 1994, 2.2% in 1995 and 2.2% in 1996. Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as Macadamia Quick Decline" ("MQD"). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to the fungus/beetle problem (MQD). Another tree variety (variety 344) has recently also been identified as being more susceptible to MQD than other varieties. Based on the latest research, Mauna Loa and the University of Hawaii are working to identify the specific fungus causing the problem and potentially to develop feasible control measures. There is no assurance, however, that a feasible control measure can be developed. Approximately 9% of the Partnership's current orchards are variety 333 and 47% are variety 344. 4% and 25% of the Partnership's total orchards are of the varieties 333 and 344, respectively, in the Keaau and

Mauna Kea orchards. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka'u orchards, but tree losses to date have been less than 2% in the Ka'u area.

In addition, there are two types of controllable fungal diseases which can affect nut production which are not fatal to the trees themselves. One of these is Phytopthora which affects the macadamia flowers and nutlets. These types of fungal disease were generally controllable with fungicides, but many of these fungicides are no longer available. Historically, these fungi have attacked the orchards located in Keaau every three or four years. The fungus occurred last in 1990 and required application of a fungicide at a cost of $292,000. There was a Phytopthora occurrence in the Keaau and Mauna Kea orchards in the Spring of 1994 and, as there are currently no feasible methods available to treat Phytopthora, the 1995-96 crop year production for these orchards was affected.

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

On February 24, 1997, high winds hit the Hilo side of the Island of Hawaii, resulting in the loss of 4,884 trees (about 1.4% of all of the partnership's trees). Clean up and replanting costs are expected to approximate $250,000. No insurance recovery is expected as losses were not high enough to trigger payment. Because this windstorm occurred during flowering, it is likely that production during the 1997-98 crop year will be adversely impacted.

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

                Year            Ka'u        Keaau        Mauna Kea
                ----           ------      -------       ---------
                1992            53.0"       121.6"         130.1"
                1993            27.3"       109.0"         142.7"
                1994            68.7"       173.3"         249.7"
                1995            27.0"        88.6"         123.1"
                1996            69.3"       125.2"         146.6"

For the first six months of 1992, the first four months of 1993 and the first eleven months of 1995, very dry conditions prevailed in the Partnership's orchards, with the Ka'u area being particularly affected. Though the rainfall returned to more normal levels in the second half of 1992 and 1993 as well as in 1996, the Partnership's 1992-93, 1993-94 and 1995-96 crop year production were adversely affected by these droughts.

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





                   [MAP SHOWING LOCATIONS OF ORCHARDS]





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

The acreage, year planting was completed and yield for each orchard is summarized below:

                                                                              Yield per Acre (WIS @ 25%)
                                                     Year Planting        ---------------------------------
      Orchard                       Acreage            Completed            1994         1995         1996
      -------                       -------          -------------        -------      -------      -------
      Keaau (a)                      1,467                1974             3,933        4,013        5,104
      Keaau (c)                        220                1954             2,952        2,959        3,513
      Keaau (d)                         78                1951             3,479        3,449        3,884
      Ka'u (a)                         956                1970             7,410        6,960        7,029
      Ka'u (b)                         266                1981             5,324        5,229        6,063
      Ka'u (c)                         714                1983             4,459        4,410        4,829
      Mauna Kea (c)                    326                1985             1,747        2,503        5,420
                                     -----
                                     4,027                                 4,704        4,673        5,490
                                     =====

________________________________________________________________________________

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

New Orchards
The New Orchards consist of the New Ka'u Orchards, the New Mauna Kea Orchards and the New Keaau Orchards. The interests acquired by the Partnership with respect to the New Ka'u Orchards consist of (i) an ownership interest in the trees and a lease of an undivided interest in the underlying land with respect to about 327 tree acres of macadamia orchard properties (the "New Ka'u
Orchards Tree Interest") and (ii) leasehold interests in both the trees and the underlying land (with remaining lease terms varying from 7 years to 39 years, subject to extension with respect to certain leases) with respect to about 387 tree acres of macadamia orchard properties (the "New Ka'u Orchards Leasehold Interest"). The interests acquired by the Partnership with respect to the New Mauna Kea Orchards consist of an ownership interest in the trees and a lease of an undivided interest in the underlying land with respect to about 326 tree acres of macadamia orchard properties (the "New Mauna Kea Orchards Tree Interest"). The interest acquired by the Partnership with respect to the New Keaau Orchards consists of fee simple ownership interests in both the trees and the underlying land with respect to about 220 tree acres of macadamia orchard properties.

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

             Number of Tree                                                        Minimum Annual
             Acres Subject                   Expiration Date                        Lease Payment
               to Lease                       of Lease Term                           Amount (1)
             -------------                   ---------------                       ---------------
                 137                            1995 (2)                             $ 12,736
                  49                            1999 (2)                                6,497
                 175                            2028                                   17,314
                  26                            2029                                    1,021

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

Although the Managing Partner is aware that the practice of conveying an undivided interest in a tract of land coupled with a similar exclusive-use agreement among cotenants of such tract has been used in the County of Hawaii in other transactions, there exists a possibility that, under certain circumstances, such type of arrangement could violate a county subdivision ordinance. If such a violation existed, the Partnership may be subject to certain monetary penalties. Also, in the event of a future dispute among the Partnership, Mauna Loa, and the Agribusiness Companies and another subsidiary of C. Brewer concerning enforcement of the exclusive-use agreements, there is the possibility that the agreements may be unenforceable against a defense that the agreements violate such ordinance. Mauna Loa and the Agribusiness Companies have agreed to defend and indemnify the Partnership against all claims, costs, expenses, losses (including losses of profits) and liabilities relating to or arising out of (i) any violation of the county subdivision ordinance, (ii) the unenforceability of the exclusive-use agreements and (iii) any failure of such entities to subdivide the property on which the New Ka'u Orchards and the New Mauna Kea Orchards are located.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.



                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED
         STOCKHOLDER MATTERS.

Mauna Loa Macadamia Partners, L.P.'s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 2,035 registered Unit-holders of Mauna Loa Macadamia Partners, L.P. Class A Depositary Units on December 31, 1996.

Distributions declared and high and low prices of the Partnership's Class A Depositary Units based on New York Stock Exchange daily composite transactions are shown in the table below:

                                    Distribution        High      Low
                                    ------------        ----      ---
      1996:    4th Quarter             $0.0500          4 1/8     2 3/4
               3rd Quarter              0.0500          3         2 1/2
               2nd Quarter              0.0500          2 7/8     2 1/2
               1st Quarter              0.0500          2 3/4     2 3/8
      1995:    4th Quarter             $0.0500          2 5/8     2 1/4
               3rd Quarter              0.0500          2 7/8     2 3/8
               2nd Quarter              0.0500          2 7/8     2 3/8
               1st Quarter              0.0500          2 3/4     2 3/8



ITEM 6.  SELECTED FINANCIAL DATA.

                                        1996         1995         1994         1993        1992
                                      -------      -------      -------      -------     -------
  FINANCIAL ($000'S):
    Total Revenue                      13,216       10,590       10,107       10,247      11,763
    Net Cash Provided by
       Operating Activities             2,062        3,370        1,568        2,705       3,167
    Net Income                          3,033        1,192          486        1,512       1,763
    Distributions Declared              1,515        1,515        2,273        3,030       5,303
    Total Working Capital               4,342        1,235          219         (660)     (2,018)
    Total Assets                       65,953       64,455       67,544       70,536      74,112
    Long-term Debt                       None         None          264          321         386
    Total Partners' Capital            47,656       46,138       46,461       48,248      49,766
    Class A Limited
       Partners' Capital               47,179       45,676       45,996       47,765      49,268
    Net Cash Flow (a)                   4,635        2,793        3,206        4,392       5,199

  OPERATIONS:
    Acres of Trees Harvested            4,027        4,027        4,027        4,027       4,027
    Macadamia Nuts Harvested
       (000's Pounds) (b)              22,110       18,820       18,943       17,914      18,406
    Nut Price $/Pound (b)(c)          $0.5977       0.5627       0.5363       0.5932      0.6583

  UNIT INFORMATION:
    Class A Units Outstanding
       at Year-end (000's)              7,500        7,500        7,500        7,500       7,500
    Average Class A Units
       Outstanding (000's)              7,500        7,500        7,500        7,500       7,500

  PER CLASS A UNIT ($):
       Net Income                        0.40         0.16         0.06         0.20        0.23
       Net Cash Flow (a)                 0.61         0.37         0.42         0.58        0.69
       Distributions                     0.20         0.20         0.30         0.40        0.70
       Partners' Capital                 6.29         6.09         6.13         6.37        6.57

------------------------------------------------------------------------------------------------

  (a) See Footnote 6 in the notes to financial statements for method of calculation.
  (b)  Wet-in-shell at 25% moisture.
  (c)  Weighted average for all orchards.



ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the Financial Statements and the related notes included elsewhere in this report.

RESULTS OF OPERATIONS - 1994, 1995 AND 1996
Production and Yields
Production and yield data for the seven orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

                                                                                                     Average Yield per Acre
                                                                              1996              -------------------------------
Orchard                                                  Acreage           Production            1994        1995         1996
-------                                                  -------          -----------           ------      ------       ------
  Keaau (a) ...............................                 1,467           7,487,000            3,933       4,013        5,104
  Keaau (c) ...............................                   220             773,000            2,952       2,959        3,513
  Keaau (d) ...............................                    78             303,000            3,479       3,449        3,884
  Ka'u (a) ................................                   956           6,719,000            7,410       6,960        7,029
  Ka'u (b) ................................                   266           1,613,000            5,324       5,229        6,063
  Ka'u (c) ................................                   714           3,448,000            4,459       4,410        4,829
  Mauna Kea (c) ...........................                   326           1,767,000            1,747       2,503        5,420
                                                       ----------          ----------
Totals (except yields)                                      4,027          22,110,000            4,704       4,673        5,490
                                                       ==========          ==========

________________________________________________________________________________

  (a)  Orchards acquired in June 1986.
  (b)  Orchard acquired in December 1986.
  (c)  Orchards acquired in October 1989.
  (d)  Orchard acquired in September 1991.

Keaau orchard yields have been affected since 1992 by the significant number of trees removed as a result of Macadamia Quick Decline ("MQD") damage. Replacement trees have been planted but it will take several years before those replacement trees reach peak production. Yields in 1995 were roughly comparable to 1994, as the adverse effect of unusually dry weather in Ka'u was largely offset by continuing tree maturation at the younger Ka'u and Mauna Kea orchards. Yields in 1996 were much higher than in 1995 at all locations due to unusually good weather in 1996, which saw very good rainfall levels at Ka'u but without excessive rainfall at the normally much wetter Keaau and Mauna Kea locations.

On February 24, 1997, high winds hit the Hilo side of the Island of Hawaii, resulting in the loss of 4,884 trees (about 1.4% of all of the partnership's trees). Clean-up and replanting costs are expected to approximate $250,000. No insurance recovery is expected as losses were not high enough to trigger payment. Because this windstorm occurred during flowering, it is likely that production during the 1997-98 crop year will be adversely impacted.

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

Revenues
Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these three factors is summarized below:

                                                                                          1995         1996
                                                                                          over         over
                                                 1994         1995        1996            1994         1995
                                               -------      -------     -------          ------       ------
  Tree acres harvested                           4,027        4,027       4,027              -            -
  Average yield (WIS lbs./acre)                  4,704        4,673       5,490              -1%        +17%
                                               -------      -------     -------
  Nuts harvested (000's WIS lbs.)               18,943       18,820      22,110              -1%        +17%
  Nut price ($/WIS lbs. @ 25%)                  0.5363       0.5627      0.5977              +5%        + 6%
                                               -------      -------     -------
  Gross nut sales ($000's)                      10,160       10,590      13,216              +4%        +25%
  Less portion reported on
    the balance sheet ($000's)                     (53)          -          -
                                               -------      -------     -------
  Net nut revenues ($000's)                     10,107       10,590      13,216              +5%        +25%
                                               =======      =======     =======

All of the Partnership nut production is sold under long-term contracts to Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). The price for these nuts is based 50% on the two-year trailing average of USDA published macadamia nut prices and 50% on a "net-back component". That net-back component is determined by subtracting from Mauna Loa's gross revenues from the sale of macadamia products (i) allocable processing, packaging, marketing, selling and advertising costs and (ii) a 20% capital charge on the difference between those aggregate gross revenues and aggregate allocable costs.

The following table sets forth the manner in which the nut purchase price per pound was determined for 1994, 1995 and 1996 (in $/lb.).


                                                                  1994           1995           1996
                                                                -------        -------        -------
  USDA price - two years prior (a)                              0.6563         0.6399         0.6391
  USDA price - one year prior (a)                               0.6399         0.6391         0.6413
                                                                ------         ------         ------
  USDA price - two year trailing average                        0.6481         0.6395         0.6402
                                                                ======         ======         ======

                                                                  1994           1995           1996
                                                                -------        -------        -------
  Gross revenues                                                2.2112         2.2057         2.0544
  Less allocable processing, packaging,
    marketing, sales and advertising costs                      1.6882         1.6063         1.3692
  Less 20% capital charge                                       0.1046         0.1199         0.1370
                                                                ------         ------         ------
  Net-back component                                            0.4184         0.4795         0.5482
                                                                ======         ======         ======

  USDA price - two year trailing average                        0.6481         0.6395         0.6402
  Net-back component                                            0.4184         0.4795         0.5482
                                                                ------         ------         ------
  Average of USDA two year trailing
    average price and net-back component                        0.5333         0.5595         0.5942
  Plus Hawaii general excise tax (0.5%)                         0.0026         0.0028         0.0030
                                                                ------         ------         ------
  Nut purchase price (b)                                        0.5359         0.5623         0.5972
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

                 (b) The nut purchase contract covering nut production from the 78 acre Keaau orchard acquired in September 1991 interprets the "two-year trailing average" provi-sion slightly differently and thus results in a slightly different nut price. Because this orchard accounts for less than 2% of the Partnership's nut production, this difference in interpretation has a negligible effect on Partnership revenues.

The USDA published price for the 1995-96 crop year was 68.86c. per pound (at 25% moisture), which is 7.4% higher than in 1994-95 and 7.7% higher than in 1993-94. The USDA has estimated that the 1996-97 crop year price will increase by 0.8% to 69.43c. per pound (at 25% moisture). The two-year trailing average USDA component of the Partnership's 1997 nut price formula will increase by 3.9% to 66.50c. per pound.

The final 1996 nut price of 59.72c. per pound was 3.49c. higher than in 1995 as a result of an improved net-back component. That improvement primarily resulted from increases in pounds sold and pounds processed, labor cost savings from factory capital improvements and changes in the sales mix.

The final 1995 nut price of 56.23c. per pound was 2.64c. higher than in 1994 as a result of an improved net-back component. That improvement primarily resulted from an increase in pounds processed, labor cost savings from factory capital improvements and changes in the sales mix.

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

The Partnership's unit costs (expressed in dollars per wet-in-shell pound at 25% moisture), which are calculated by dividing all agricultural costs for each orchard by the number of pounds of macadamia nuts produced by that orchard, are summarized below:

      Orchard                                        1994             1995             1996
      -------                                      -------          -------          -------
      Keaau (a)                                    0.5552           0.4859           0.4374
      Keaau (c)                                    0.5664           0.5968           0.5170
      Keaau (d)                                    0.2700           0.3318           0.2662
      Ka'u (a)                                     0.3834           0.3720           0.3992
      Ka'u (b)                                     0.3438           0.3104           0.3115
      Ka'u (c)                                     0.4839           0.4294           0.4089
      Mauna Kea (c)                                1.1742           1.1091           0.5468
      All Orchards (e)                             0.4788           0.4519           0.4192

      All Orchards (f)                             0.4741           0.4519           0.4192

      (a)  Orchards acquired in June 1986.
      (b)  Orchard acquired in December 1986.
      (c)  Orchards acquired in October 1989.
      (d)  Orchard acquired in September 1991.
      (e)  Includes capitalized costs charged to the balance sheet.
      (f)  Excludes capitalized costs charged to the balance sheet.

Total production costs charged to the income statement decreased by $0.43 million in 1995 despite the inclusion of production costs for the full year for the Partnership's Mauna Kea orchard, which was placed in service on July 1, 1994. All costs and related nut sales receipts for this orchard had previously been capitalized to the balance sheet as a "developing orchard" in accordance with standard industry practice. Reduced workers' compensation costs together with reduced equipment maintenance costs accounted for that improvement.

Total production costs increased by $0.76 million in 1996 due primarily to increased production (which increases harvesting and husking costs) and to the wetter weather in 1996. However, unit production costs declined for the fifth straight year as higher production volume more than offset that increase in total costs.

General and Administrative Costs
Total general and administrative costs increased by $53,000 in 1996 due primarily to a $102,000 management fee earned by the managing general partner for the year as well as higher excise taxes arising from the increase in nut sales for the year. Absent those two performance-related costs, all other items of general and administrative cost decreased by $63,000 in the aggregate during 1996. Total general and administrative costs decreased by $79,000 in 1995 due primarily to the absence of a management fee for 1995. For 1994, a management fee of $69,000 had been earned by the managing general partner.

Interest Income and Expense
The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest expense therefore is partly a function of any balances carried over from the prior year, the amounts and timing of cash generated and distributions paid to investors in the current year as well as the current level of interest rates. Net interest expense decreased in 1995 and again in 1996 as the Partnership generated more cash than it paid out in distributions those two years.

Seasonality, Capital Resources and Liquidity
Macadamia nut farming is seasonal, with production peaking in the late Fall. However, farming operations continue throughout the year. The Partnership meets its working capital needs through short-term borrowings under a $4.0 million revolving line of credit which is extendible for one year intervals (subject to the consent of the lender) by paying an extension fee. Management extended the line of credit in June 1994, June 1995 and again in June 1996.

The outstanding balance on the line of credit normally peaks in the third quarter due to the seasonality of macadamia nut production. At the end of 1994, the line carried a $1.4 million balance. Year-end balances were zero in 1995 and 1996.

Except for orchard acquisitions, the Partnership has made no major capital expenditures since inception. In 1991, the Partnership acquired a 78 acre macadamia orchard which it financed 100% by a $500,000 eight-year mortgage note. The remaining balance on that note was paid off in February 1996. In the second quarter of 1996, the Partnership resurfaced 102 acres of orchards at Ka'u to enable them to be harvested mechanically. The final cost of this project was $23,000.

The cash flow warranty agreement signed pursuant to the 1989 acquisition of orchards provided roughly one-half of the Partnership's net cash flow until its completion in mid-1994. With macadamia nut prices currently well below the levels seen in 1989 when this acquisition had been made, cash flow from the new orchards has been insufficient to fully offset the absence of warranty payments since mid 1994. The related orchards are not yet completely mature and their production should increase over the next few years (assuming normal weather and other conditions). At full maturity, production at the young Ka'u orchards should approximate the level of the Partnership's mature Ka'u orchard while production at the young Mauna Kea orchard should approximate the level of the Partnership's mature Keaau orchards (before adjusting for unusable nuts).

Given its current cash balances, absence of debt and the presence of a $4 million line of credit, it is the opinion of the Managing Partner that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

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


Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, the provisions of which are effective for fiscal years beginning after December 15, 1997. The future adoption of this pronouncement is not expected to have a material effect on the Partnership's presentation of earnings per unit amounts.

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES.


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
Report of Independent Accountants                                                                           33

Balance Sheets, December 31, 1996 and 1995                                                                  34

Income Statements, for the Years Ended December 31, 1996, 1995 and 1994                                     35

Statements of Partners' Capital, for the Years Ended December 31,
   1996, 1995 and 1994                                                                                      36

Statements of Cash Flows for the Years Ended December 31, 1996,
   1995 and 1994                                                                                            37

Notes to Financial Statements, Including Supplementary Data                                                 38

                       REPORT OF INDEPENDENT ACCOUNTANTS


Limited Partners
Mauna Loa Macadamia Partners, L.P.


We have audited the accompanying balance sheets of Mauna Loa Macadamia Partners, L.P. as of December 31, 1996 and 1995 and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mauna Loa Macadamia Partners, L.P. as of December 31, 1996 and 1995 and the results of operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Honolulu, Hawaii
February 7, 1997

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31,
                                                                            ---------------------------
                                                                               1996             1995
                                                                            ----------       ----------
ASSETS

Current Assets:
  Cash and cash equivalents                                                 $      676              421
  Accounts receivable from general partner and its affiliates                    6,899            4,095
  Prepaid expenses and other current assets                                         82               54
                                                                            ----------       ----------
    Total current assets                                                         7,657            4,570
                                                                            ----------       ----------
Land, orchards and equipment (net)                                              58,296           59,875
Deferred charges (net of accumulated
  amortization of $0 and $64)                                                        -               10
                                                                            ----------       ----------
Total assets                                                                $   65,953           64,455
                                                                            ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Mortgage note payable                                                     $        -              265
  Accounts payable to general partner and its affiliates                         2,623            2,455
  Distributions payable                                                            379              383
  Other current liabilities                                                        313              232
                                                                            ----------       ----------
    Total current liabilities                                                    3,315            3,335
                                                                            ----------       ----------
Deferred income taxes                                                           14,982           14,982

Commitments

Partners' capital:
  General partners                                                                 477              462
  Limited partners:
    Class A (11,625 units authorized and 7,500 units
      issued and outstanding; no par or assigned value)                         47,179           45,676
    Class B (1,750 units authorized and issued; 1,500
      units outstanding; no par or assigned value)                                   -                -
                                                                            ----------       ----------
      Total partners' capital                                                   47,656           46,138
                                                                            ----------       ----------
Total liabilities and partners' capital                                     $   65,953           64,455
                                                                            ==========       ==========


See accompanying notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                               INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                        1996       1995      1994
                                       -------   -------   -------
Macadamia nut sales to related party   $13,216    10,590    10,107

Cost of goods sold:
  Costs expensed under farming
    contracts with related parties       7,316     6,675     7,198
  Depreciation and amortization          1,602     1,601     1,539
  Other                                    351       230       202
                                       -------   -------   -------
Gross profit margin                      3,947     2,084     1,168
                                       -------   -------   -------

General and administrative expenses:
  Cost expensed under management
    contract with related party            493       424       517
  Other                                    421       437       423
                                       -------   -------   -------
Operating income                         3,033     1,223       228
Interest expense (net)                    --          31        71
                                       -------   -------   -------
Income before income taxes               3,033     1,192       157
Deferred income tax credit                --        --         329
                                       -------   -------   -------
Net income                             $ 3,033     1,192       486
                                       =======   =======   =======


Net cash flow (as defined in
  the Partnership Agreement)           $ 4,635     2,793     3,206
                                       =======   =======   =======
Net income per Class A Unit            $  0.40      0.16      0.06
                                       =======   =======   =======
Net cash flow per Class A Unit         $  0.61      0.37      0.42
                                       =======   =======   =======
Cash distributions per Class A Unit    $  0.20      0.20      0.30
                                       =======   =======   =======
Class A Units outstanding                7,500     7,500     7,500
                                       =======   =======   =======


See accompanying notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                              1996     1995      1994
                                            -------   -------   -------
Partners' capital at beginning
  of period:
    General partners                        $   462       465       483
    Class A limited partners                 45,676    45,996    47,765
                                            -------   -------   -------
                                             46,138    46,461    48,248
                                            -------   -------   -------
Allocation of net income:
    General partners                             30        12         5
    Class A limited partners                  3,003     1,180       481
                                            -------   -------   -------
                                              3,033     1,192       486
                                            -------   -------   -------
Cash distributions:
    General partners                             15        15        23
    Class A limited partners                  1,500     1,500     2,250
                                            -------   -------   -------
                                              1,515     1,515     2,273
                                            -------   -------   -------
Partners' capital at end of period:
    General partners                            477       462       465
    Class A limited partners                 47,179    45,676    45,996
                                            -------   -------   -------
                                            $47,656    46,138    46,461
                                            =======    ======    ======


See accompanying notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             1996        1995        1994
                                                           --------    --------    --------
  Cash flows from operating activities:
     Cash received from macadamia nut sales                $ 10,412      12,490      10,107
     Cash paid under farming and management contracts        (7,641)     (8,428)     (7,853)
     Cash paid to other suppliers                              (704)       (655)       (605)
     Interest paid (net)                                         (5)        (37)        (81)
                                                           --------    --------    --------
  Net cash provided by operating activities                   2,062       3,370       1,568
                                                           --------    --------    --------
  Cash flows from investing activities:
     Stabilization payments received                           --          --         1,589
     Cash flow warranty payments received                      --          --            21
     Capital expenditures                                       (23)       --          --
                                                           --------    --------    --------
  Net cash provided by (used in) investing activities           (23)       --         1,610
                                                           --------    --------    --------
  Cash flows from financing activities:
     Line of credit repayments                                 --        (1,407)       (430)
     Principal payments of mortgage note                       (265)        (59)        (62)
     Distributions paid                                      (1,519)     (1,511)     (2,651)
     Other                                                     --            (9)         (9)
                                                           --------    --------    --------
  Net cash used in financing activities                      (1,784)     (2,986)     (3,152)
                                                           --------    --------    --------
  Net increase (decrease) in cash                               255         384          26
  Cash at beginning of period                                   421          37          11
                                                           --------    --------    --------
  Cash at end of period                                    $    676         421          37
                                                           ========    ========    ========
  Reconciliation of net income to net
    cash provided by operating activities:
       Net income                                          $  3,033       1,192         486
       Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                   1,602       1,612       1,551
              Deferred income tax credit                       --          --          (329)
              (Increase) decrease in accounts receivable     (2,804)      1,900         (53)
              Increase (decrease) in accounts payable           168      (1,329)        (27)
              Other                                              63          (5)        (60)
                                                           --------    --------    --------
       Total adjustments                                       (971)      2,178       1,082
                                                           --------    --------    --------
  Net cash provided by operating activities                $  2,062       3,370       1,568
                                                           ========    ========    ========


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

         Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange. Mauna Loa Orchards, L.P., an affiliate of the general partners, held 30,000 Class A Units at December 31, 1995 and 1996.

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

      (G) NET INCOME PER CLASS A UNIT. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period. Net income per Class A Unit does not reflect the effects of conversion of Class B Units, which would not have a dilutive effect.

(3)    RELATED PARTY TRANSACTIONS

      (A) NUT PURCHASE CONTRACTS. The Partnership is a party to four nut purchase contracts with the special general partner. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by the special general partner. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the
U. S. Department of Agriculture and 50% on the special general partner's "netback component". The netback component is calculated by subtracting the special general partner's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The nut price paid to the Partnership under the first three nut purchase contracts was $0.5359 for 1994, $0.5623 for 1995 and $0.5972 for 1996. The average nut price paid to the Partnership under the fourth nut price contract was $0.5655 for 1994, $0.5901 for 1995 and $0.6353 for 1996.

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

         The first three contracts provide the two affiliates of the special general partner with reimbursement of their direct and indirect costs incurred under these contracts as well as a farming fee equal to 3% of the Partnership's operating cash flow (as defined). The two affiliates earned a farming fee of $104,000 in 1994 and $153,000 in 1996. No farming fee was earned in 1995. The fourth contract is similar to the first three contracts, but does not provide the special general partner reimbursement for husking costs, a "capital recovery charge" and a farming fee.

         The Partnership is also a party to a water agreement with an affiliate of the general partner under which that affiliate agreed to supply water to the Partnership from a well on that affiliate's property for use on the Partnership's irrigated Ka'u orchards. The Partnership's allocated share of the costs of that well totaled $94,000 in 1994, $114,000 in 1995 and $79,000 in 1996.

      (C) MANAGEMENT COSTS AND FEE. The partnership agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees and insurance costs) incurred under the agreement as well as a management fee equal to 2% of the
Partnership's operating cash flow (as defined).   Those reimbursable costs
totaled $448,000 in 1994, $424,000 in 1995 and $391,000 in 1996.  The managing general partner earned a management fee of $69,000 in 1994 and $102,000 in 1996. No management fee was earned in 1995.

      In addition to a management fee, the managing general partner is entitled to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. No incentive fee was earned in 1994, 1995 or 1996.

      (D) STABILIZATION PAYMENTS. In December 1986, the Partnership acquired a 266 acre orchard that was several years younger than its other orchards. Because of the relative immaturity of the newer orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

      Accordingly, the seller of this orchard (an affiliate of the special general partner) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of a target cash flow level of $507,000. Stabilization payments for a given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

      The Partnership accounted for stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard. As a result, the payments will be reflected in the Partnership's net income ratably through 2019 as a reduction to amortization for this orchard.

      In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. For 1996, such additional percentage rent totaled $54,000. No additional percentage rent was payable for 1994 or 1995.

      (E) CASH FLOW WARRANTY PAYMENTS. In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership's other orchards, their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership's older orchards.

      Accordingly, the sellers of these orchards (affiliates of the special general partner) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow (as defined) from these orchards falls short of a cash flow target level. Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

      The cash flow warranty payment paid to the Partnership was $1,589,000 for 1994. The Partnership accounted for cash flow warranty payments as reductions in the cost basis of the orchards. As a result, these payments will be reflected in the Partnership's net income ratably through 2030 as reductions to depreciation for these orchards.

      In addition, this agreement provided that the managing general partner and its affiliates forego the 1995 farming and management fees to the extent which the cash flow (as defined) for 1995 from the Ka'u and Mauna Kea orchards acquired in 1989 fell short of a predetermined target level. As a result of this provision, no farming or management fee was earned in 1995.

(4)    FUTURE REDEMPTION OR CONVERSION OF CLASS B UNITS

      Class B Units are convertible into Class A Units on March 31 of any year through 2007 on a one-to-one basis to the extent that actual cash distributions for the preceding calendar year exceed the rate of $1.30 per Class A Unit (plus any cumulative deficiency in indicated distributions from prior years). As of December 31, 1996, that cumulative deficiency totaled $33.3 million (or $4.40 per Class A Unit).

      The number of Class B Units that can be converted for any such year will be the number that, on a pro forma basis (i.e., including the Class B Units to be converted), would have permitted distributions per Class A Unit for the preceding year to have equaled $1.30 per Class A Unit. The issuance of any Class A Units upon a conversion of Class B Units is considered to represent additional consideration for the original transfer of the related orchards to the Partnership.



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



(6)    CASH FLOW PERFORMANCE

      Cash flow performance (based on definitions used in the partnership agreement) for the past three years is shown below (000's):

                                               1996      1995      1994
                                             -------    ------    ------
                Gross revenues               $13,216    10,590    10,160
                   Less:
                      Farming costs            7,514     6,905     7,428
                      Administrative costs       812       861       871
                      Other                     --          31        71
                   Plus:
                      Stabilization and
                       warranty payments        --        --       1,589
                                             -------   -------   -------
                Operating cash flow            4,890     2,793     3,379
                   Less:
                      Farming fee                153      --         104
                      Management fee             102      --          69
                                             -------   -------   -------
                Net cash flow                $ 4,635     2,793     3,206
                                             =======   =======   =======

(7)      LAND, ORCHARDS AND EQUIPMENT

         Land, orchards and equipment, stated at cost, consisted of the following at December 31, 1996 and 1995 (000's):

                                                        1996       1995
                                                       -------   -------
                Land                                   $ 8,168     8,168
                Producing orchards                      64,711    64,711
                Other                                      335       312
                                                       -------   -------
                Land, orchards and equipment (gross)    73,214    73,191
                Less accumulated depreciation
                  and amortization                      14,918    13,316
                                                       -------   -------
                Land, orchards and equipment (net)     $58,296    59,875
                                                       =======   =======

(8)      SHORT-TERM AND LONG-TERM CREDIT
         The Partnership had a $4.0 million revolving line of credit at December 31, 1993 for working capital purposes. The line was extended for one year on June 1, 1994, again on June 1, 1995 and again on June 1, 1996, and may be extended for additional one-year intervals upon the payment of extension fees. Annual extension fees of $8,000 were paid in June 1994, June 1995 and June 1996. A commitment fee of 3/8 of one percent of the unused portion is required and borrowings are charged interest at either the bank's "base rate" or at the one, two or three month "LIBOR" rate (plus 175 to 200 basis points) at the Partnership's option. The line of credit currently requires minimum net cash flow (as defined in the Partnership Agreement) of $1.6 million per year and minimum net worth levels (before non-cash adjustments due to implementation of FAS No. 109) of $40 million. In addition, the line of credit requires a "clean-up" period of at least thirty consecutive days during each year.
         Information on the line of credit for the last two years is as follows:

                                                            1996       1995
                                                          --------   --------
         Balances (000's):
            Maximum amount borrowed for the year          $    470    1,453
                                                          ========    =====
            Year-end balance payable                          --       --
                                                          ========    =====
            Average amount outstanding during the year          96      326
                                                          ========    =====
         Interest rates:
            Weighted average interest rate at year-end        --       --
                                                          ========    =====
            Weighted average interest rate for the year       8.23%    8.20%
                                                          ========    =====

      In September 1991, the Partnership borrowed $0.5 million under an eight-year mortgage loan to acquire a 78 acre macadamia orchard in Keaau. In February 1996, the Partnership paid off the remaining balance of this mortgage loan in full. The amount of that payment was $252,000 (including accrued interest).

(9)    INCOME TAXES

      The components of the net deferred tax liability reported on the balance sheet as of December 31, 1995 and 1996 are as follows (000's):

                                                            1996        1995
                                                          --------    --------
          Deferred tax liabilities:
             Financial statement bases of land orchards
                and equipment is greater than tax bases   $ 10,538      10,538
             Excess of tax depreciation over
                financial statement depreciation             6,432       6,432
                                                          --------    --------
                                                            16,970      16,970
                                                          --------    --------

          Deferred tax assets:
             Excess of financial statement depreciation
                over tax depreciation for deferred
                tax basis adjustments                         (633)       (633)

             Adjustments to producing orchards
                included in taxable income                    (593)       (593)
             Adjustments to developing orchards
                in excess of tax basis                        (712)       (712)
             Other                                             (50)        (50)
                                                          --------    --------
                                                            (1,988)     (1,988)
                                                          --------    --------
                                                          $ 14,982      14,982
                                                          ========    ========

         As there is no relationship between income before taxes and the deferred income tax provisions, no reconciliation between statutory tax expense and total income tax expense is provided.

(10)  LEASES

       The Partnership leases the land underlying 1,806 acres of its orchards under long-term operating leases. Future minimum lease payments under noncancellable leases (exclusive of renewal options) as of December 31, 1996 were as follows (000's):

                     1997                           $  119
                     1998                              119
                     1999                              119
                     2000                              119
                     2001                              119
                     Later years                     3,474
                                                    ------
                     Total minimum lease payments   $4,069
                                                    ======

       Each of the above leases also provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled

$45 in 1994, $46 in 1995 and $52 in 1996. Total lease rent (in 000's) for all operating leases was $164 in 1994, $165 in 1995 and $229 in 1996.

(11)  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The following chart summarizes unaudited quarterly operating results for the years ended December 31, 1996 and 1995 (000's, except per unit data):


                                                       Net      Net Income/
                                    Net      Gross    Income    (Loss) per
                                   Sales    Profit    (Loss)    Class A Unit
                                  -------   -------   -------   ------------
                 1996:
                    1st Quarter   $ 1,542   $   189   $  (118)   $  (0.02)
                    2nd Quarter       519       118       (56)      (0.01)
                    3rd Quarter     4,255       713       527        0.07
                    4th Quarter     6,900     2,927     2,680        0.35
                 1995:
                    1st Quarter   $ 2,574   $   624   $   266    $   0.04
                    2nd Quarter        61        22      (148)      (0.02)
                    3rd Quarter     3,860       523       349        0.05
                    4th Quarter     4,095       915       725        0.10


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

A.     IDENTIFICATION OF DIRECTORS.

       (1) James S. Andrasick; 53 years old; Director of Managing Partner since 1986; President and Director of Mauna Loa Macadamia Nut Corporation; President of C. Brewer since September 1992.

       (2) John W. A. Buyers; 68 years old; Chairman since 1989 and Director since 1986 of

              Managing Partner; Chairman of Mauna Loa Macadamia Nut Corporation since August 1992; Chairman and Chief Executive Officer of C. Brewer.

       (3) James H. Case; 76 years old; Director and Member of Conflicts Committee of Managing Partner since 1986; no affiliation with Mauna Loa Macadamia Nut Corporation or C. Brewer.

       (4) Ralph C. Hook, Jr.; 73 years old; Director and Member of Conflicts Committee of Managing Partner since 1986; no affiliation with Mauna Loa Macadamia Nut Corporation.

       (5) Kent T. Lucien; 43 years old; President and Director since September 1995 of Managing Partner; Vice President of Mauna Loa Macadamia Nut Corporation; Executive Vice President and Chief Financial Officer of C. Brewer.

B.     IDENTIFICATION OF EXECUTIVE OFFICERS.

       (1) John W. A. Buyers; 68 years old; Chairman and Chief Executive Officer of Managing Partner since 1989; Director of Mauna Loa Macadamia Nut Corporation; Chairman and Chief Executive Officer of
              C. Brewer.

         (2) Kent T. Lucien; 43 years old; President since September 1995 of Managing Partner; Vice President of Mauna Loa Macadamia Nut Corporation; Executive Vice President and Chief Financial Officer of C. Brewer.

         (3) D. S. Dymond; 50 years old; Senior Vice President, Operations and Chief Operating Officer of Managing Partner since October 1994 and Chief Financial Officer of Managing Partner since June 1995; not an employee, officer or Director of Mauna Loa Macadamia Nut Corporation or C. Brewer.

         (4) Kathleen F. Oshiro; 45 years old; Secretary of Managing Partner since 1989; Secretary of Mauna Loa Macadamia Nut Corporation; Vice President, Administration and Corporate Secretary of C. Brewer.

C.       IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

Not applicable.

D.       FAMILY RELATIONSHIPS.

Not applicable.

E.       BUSINESS EXPERIENCE.
1.       DIRECTORS:
         James S. Andrasick. Mr. Andrasick was promoted to President and Chief Operating Officer of C. Brewer and Company, Limited in September 1992. From 1989 until September 1992, he was Executive Vice President in charge of the sugar, distribution and Central America operations. From 1983 to 1988 he served as Executive Vice President, Finance and Administration and Chief Financial Officer with responsibilities for finance and administration as well as spice and guava operations. He joined C. Brewer in 1978 as Vice President and Controller after serving three years on the IU International Corporation corporate development staff. In 1980 he became Senior Vice President and Chief Financial Officer of C. Brewer. Previously, he had been employed by the Ford Motor Company at its world headquarters and product development groups in various supervisory positions in finance. Mr. Andrasick received his Bachelor's Degree from the U.S. Coast Guard Academy and his Master's Degree from the Massachusetts Institute of Technology.

         Mr. Andrasick is also a Director of C. Brewer and Company, Limited, Honolulu, Hawaii, Olokele Sugar Company (a subsidiary of C. Brewer), Honolulu, Hawaii, and Wailuku Agribusiness Co., Inc. (a subsidiary of
         C. Brewer), Wailuku, Hawaii. In addition, Mr. Andrasick is a Trustee of the Hawaii Maritime Center and the U.S. Coast Guard Foundation, a Director of the American Red Cross, Hawaii State

         Chapter, and Chairman of the Board of Governors of the Hawaii Employers Council. He resides in Honolulu, Hawaii.

         John W. A. Buyers. Mr. Buyers was elected Chairman of Mauna Loa Resources Inc. in 1988 and has been Chairman of Mauna Loa Macadamia Nut Corporation since July 1992. He has been Chairman of the Board and Chief Executive Officer of C. Brewer and Company, Limited, a diversified land and agriculture business, since 1992. From 1982 to 1992 he was Chairman and President of C. Brewer and Company, Limited. From 1975 to 1982, he was President and Chief Executive Officer of C. Brewer and Company, Limited. From 1971 to 1975, Mr. Buyers was President and Chief Executive Officer of General Waterworks Company in Philadelphia, Pennsylvania.

         After service in the U.S. Marine Corps, Mr. Buyers graduated cum laude from Princeton University in 1952 and later received a Master's Degree in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow.

         He is Chairman and a Director of C. Brewer Homes, Inc. (a publicly traded company on the NASDAQ), Honolulu, Hawaii, and is also a Director of First Hawaiian Bank, Honolulu, Hawaii, First Hawaiian Inc., Honolulu, Hawaii, John B. Sanfilippo & Sons, Inc., Elk Grove Village, Illinois and several C. Brewer affiliated companies. He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C., and is Vice Chairman and a Director of Pacific International Center for High Technology in Honolulu, Hawaii. He resides in Honolulu, Hawaii.

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

         Ralph C. Hook, Jr. Dr. Hook is Director of the Family Business Center of Hawaii, which is part of the College of Business Administration at the University of Hawaii. He joined the faculty of the University of Hawaii in 1968 as Dean of the College of Business Administration. In 1974, he returned to teaching as Professor of Marketing in the College of Business Administration. He became Emeritus Professor of Marketing in June 1995. Dr. Hook received his Bachelor's and Master's Degrees from the University of Missouri at Columbia and his Ph.D. in Marketing from the University of Texas at Austin. He has been a member of the Pan Pacific Institute of Ocean Science since 1974, and Hook Brothers Corporation since 1983. He was appointed a Trustee of Tokai University, Honolulu Center in 1988. He resides in Honolulu, Hawaii.

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

2.       EXECUTIVE OFFICERS:
         John W. A. Buyers. Mr. Buyers was elected Chairman of Mauna Loa Resources Inc. in 1988 and has been Chairman of Mauna Loa Macadamia Nut Corporation since July 1992. He has been Chairman of the Board and Chief Executive Officer of C. Brewer and Company, Limited, a diversified land and agriculture business, since 1992. From 1982 to 1992 he was Chairman and President of C. Brewer and Company, Limited. From 1975 to 1982, he was President and Chief Executive Officer of C. Brewer and Company, Limited. From 1971 to 1975, Mr. Buyers was President and Chief Executive Officer of General Waterworks Company in Philadelphia, Pennsylvania.

         After service in the U.S. Marine Corps, Mr. Buyers graduated cum laude from Princeton University in 1952 and later received a Master's Degree in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow.

         He is Chairman and a Director of C. Brewer Homes, Inc. (a publicly traded company on the NASDAQ), Honolulu, Hawaii, and is also a Director of First Hawaiian Bank, Honolulu, Hawaii, First Hawaiian Inc., Honolulu, Hawaii, John B. Sanfilippo & Sons, Inc., Elk Grove Village, Illinois and several C. Brewer affiliated companies. He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C., and is Vice Chairman and a Director of Pacific International Center for High Technology in Honolulu, Hawaii. He resides in Honolulu, Hawaii.

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

         Kathleen F. Oshiro. Mrs. Oshiro was appointed Secretary of Mauna Loa Resources Inc. and Assistant Vice President and Secretary of C. Brewer in 1989, and in 1993, was promoted to Vice President, Administration and Corporate Secretary of C. Brewer. Previously she served as secretary and Assistant to the Chairman and President of C. Brewer from 1975 to 1989. She resides in Honolulu, Hawaii.

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

ITEM 11   EXECUTIVE COMPENSATION.

A.  SUMMARY COMPENSATION TABLE

The Partnership is managed by Mauna Loa Resources Inc. (managing general partner) and the compensation paid to the CEO and other officers is reimbursed by the Partnership as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by Mauna Loa Resources Inc. to the CEO for the years ended December 31, 1996, 1995 and 1994. There were no officers who received more than $100,000 in compensation. In addition, there were no long term compensation awards or payouts during those years.

                                                                    Annual Compensation
           Name and                                    -------------------------------------------
      Principal Position               Year             Salary           Bonus             Other
      --------------------            ------           --------         -------          ---------
      John W. A. Buyers               1996             $    -           $    -            $ 8,400
        CEO                           1995                  -                -              8,400
                                      1994                  -                -              8,400

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

G.  BOARD COMPENSATION COMMITTEE REPORT.
Not applicable - Mauna Loa Resources Inc. does not have a compensation committee as the Chief Executive Officer of Mauna Loa Resources Inc. is not compensated for serving in that position. The only compensated officer's salary and guideline bonus percentage are administered under the salary policies of C. Brewer and Company, Limited. Any bonus payments are approved by the Mauna Loa Resources Inc. Board of Directors annually based on the overall performance of the Partnership (as evidenced by its net income for the year) and on general and administrative cost control performance. Performance in both categories is measured relative to the original Partnership operating budget approved by the Board at the beginning of each year.

H.  STOCK PERFORMANCE CHART.
The following chart compares the Partnership's total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than oil and gas) or both.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                             RETURN TO SHAREHOLDERS







                                    [GRAPH]









MLMP NUT                 100       56.827     50.540      34.602     37.388      54.158
RUSSELL 200              100      116.360    136.140     131.810    166.350     190.910
PEER GROUP               100      130.442    175.118     190.020    220.405     234.540


I.  DIRECTOR COMPENSATION.
Directors of Mauna Loa Resources Inc. receive a quarterly retainer of $1,500 and a meeting fee of $600 per meeting. There are no other agreements or arrangements between the managing partner and its directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

A.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of December 31, 1996, and subsequent to that date, to the date of this report, no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the managing general partner to be the beneficial owner of more than five percent of the Class A Depositary Units (the "Class A Units") of the Partnership.

B.       SECURITY OWNERSHIP OF MANAGEMENT
As of December 31, 1996 and subsequent to that date to the date of this report, no director or officer of the Managing Partner or the Special Partner owned more than one percent of the Class A Units.

The table below sets forth certain information as to each class of equity securities of the Partnership or the Managing Partner to be beneficially owned by the General Partners of the Partnership, all directors of the Managing Partner and all directors and officers of the Managing Partners as a group as of December 31, 1996.

                                                                                                 Percent
                                                                                                     of
                                      Amount of              Percent            Percent          Class A
                                      Nature of                  of                 of              and
 Name and Address                     Beneficial             Class A           Class B           Class B
 Beneficial Owner                     Ownership                Units             Units             Units
----------------------                ---------             -----------        ---------          -------
Mauna Loa Macadamia                      999,646                 -               66.7%            11.1%
  Nut Corporation                        Class B
  827 Fort Street                         Units
  Honolulu, HI 96813

Mauna Loa Orchards L.P.                    30,000               0.4%                -               0.3%
  827 Fort Street                        Class A
  Honolulu HI 96813                       Units

Mauna Loa Orchards L.P.                  500,000                 -               33.3%              5.6%
  827 Fort Street                        Class B
  Honolulu HI 96813                       Units

All directors                              23,676               0.3%                -               0.2%
                                         Class A
                                          Units

All directors and officers                 23,676               0.3%                -               0.2%
  as a group (10 persons)                Class A
                                          Units

Mauna Loa Orchards L.P. is a limited partnership whose partners are C. Brewer and certain direct or indirect wholly-owned subsidiaries of C. Brewer. As the general partners of the Partnership are also each a direct or indirect wholly-owned subsidiary of C. Brewer, MLO is an affiliate of the general partners.

C.    CHANGES IN CONTROL
Not applicable.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

A.       TRANSACTIONS WITH MANAGEMENT AND OTHERS.
1.       Acquisition of Original Orchards.
In June 1986, the Partnership acquired the Original Orchards (2,423 tree acres of macadamia orchards) from Mauna Loa and an affiliate, both subsidiaries of
C. Brewer, which were valued at $39,414,000. The majority of the Directors and Executive Officers of the Managing Partner are also Directors and Executive Officers of Mauna Loa and C. Brewer.

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

3.       Acquisition of the New Orchards.
In 1989, the Partnership acquired interests in the New Orchards from MLO and
Howard Butcher III ("Butcher").   MLO is a limited partnership whose general
partners are Mauna Loa and Mauna Kea Macadamia Orchards, Inc. ("MKMO") and whose limited partners are C. Brewer and, through October 1990, Butcher. Mauna Loa, MKMO and the Managing Partner of the Partnership are each a direct or indirect wholly owned subsidiary of C. Brewer. Butcher, at the time of this transaction, owned approximately 10% of Buyco, Inc., the parent company of C. Brewer. As a result of these relationships, MLO and Butcher are considered to be affiliates of the Managing Partner and the acquisition therefore involved the Managing Partner in a conflict of interest. Accordingly, the acquisition was submitted to the Conflicts Committee for its review. The Conflicts Committee reviewed the acquisition and retained the investment banking firm of Dean Witter Reynolds Inc. as financial advisor to provide it with an opinion as to the fairness, from a financial point of view, of the acquisition to the Partnership and the Unitholders. Following such review, the Conflicts Committee unanimously reached the conclusion that the acquisition was in the best interest of the Partnership and the Unitholders, approved the acquisition and reported to the Board of Directors of the Managing Partners its recommendation that the acquisition should be approved by the Board of Di-rectors of the Managing Partner. Thereafter, the Board of Directors of the Managing Partner unanimously approved the acquisition and recommended to the Unitholders that they approve, through certain amendments to the Agreement of Limited Partnership (the "Partnership Agreement"), the acquisition. The Unitholders approved the acquisition and such amendments to the Partnership Agreement at the Special Meeting of Unitholders held on October 12, 1989.

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

A committee of the Managing Partner's Board of Directors composed of two persons who are independent of C. Brewer and its affiliates (the "Conflicts Committee") reviews, on an annual basis or more frequently as such committee may deem appropriate, the Managing Partner's management of the Partnership and any conflicts of interest that may have arisen or may arise as a result of the relationships among Mauna Loa and its affiliates, the Managing Partner, C. Brewer and its affiliates and the Partnership. The Partnership Agreement states that, except for the original members of the Conflicts Committee, no member of the Conflicts Committee may be an officer, director, employee or shareholder of Buyco, Inc., C. Brewer or any of its affiliates. The Conflicts Committee presently consists of two individuals who are not affiliated with C. Brewer.

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

As described above, the farming leases provide for determinations of the fair market lease rate to be paid by the Partnership under the farming leases and the fair market value of the Partnership's trees situated on property covered by such leases by mutual agreement between the Partnership, on the one hand, and with KACI or MKACI, as the case may be, on the other hand, or, if mutual agreement cannot be reached, by appraisal. As any determination by the Partnership with respect to any such mutual agreement will be made by the Managing Partner and as the Managing Partner and the Agribusiness Companies are each direct or indirect wholly owned subsidiaries of C. Brewer, such determination on behalf of the Partnership will involve the Managing Partner in a conflict of interest. Accordingly, the Conflicts Committee of the Board of Directors of the Managing Partner will review any such determinations made by mutual agreement.

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

Under the terms of the Farming Contracts, KACI and MKACI are required to provide certain reports to the Partnership, including an annual report describing in reasonable detail the conduct of farming and harvesting operations at the Orchards, and they also are required to provide a statement, certified by its independent accountants, which reflects its allocation of direct costs and overhead for the relevant year. The reports submitted to the Managing Partner are reviewed by the Conflicts Committee. The Managing Partner has the right to object to the information set forth in such annual reports relating to the calculation of the nut purchase price and/or farming costs and to engage a certified public accounting firm of its own selection to verify and confirm such information. The Managing Partner on behalf of the Partnership has the right to assert claims against Mauna Loa based on such independent review, and, if any such review and assertion results in an adjustment favorable to the Partnership in the nut purchase price or farming cost figures by an amount in excess of 5% of the amount initially calculated by Mauna Loa, Mauna Loa will be required to reimburse the Partnership for the expenses incurred in engaging the accounting firm and asserting such claims. Cost reimbursements under the Farming Contracts totaled $7,163,000 in 1996, $6,675,000 in 1995 and $7,205,000 ($109,000 of which was capitalized to developing orchards) in 1994. Farming fees totaled $153,000 in 1996 and $104,000 ($2,000 of which was capitalized to developing orchards) in 1994. No farming fees were paid for 1995.

4.       Management Fee.
Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by them in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership's operating cash flow (as defined in the Partnership Agreement). Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, C. Brewer and its affiliates. Management cost reimbursements under the Partnership Agreement amounted to $391,000 in 1996, $424,000 in 1995 and $448,000 in 1994. The
management fee was $102,000 in 1996 and $69,000 in 1994. There was no management fee for 1995.

5.       Relationships with C. Brewer.
Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of C. Brewer. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka'u areas to the processing plant. For 1996, 1995 and 1994, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from C. Brewer subsidiaries totaled $0.6 million, $0.6 million and $0.6 million, respectively. It is expected that the Partnership will continue to purchase its fertilizer and transportation needs from C. Brewer subsidiaries as long as, and to the extent that, such purchases can be made on a basis at least as favorable as that available from third parties. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

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

          (10.52)         Warranty Deed between Keaau 10 and Registrant                      Exhibit 10.52
                                                                                          to Form 10-K (4)

          (11.1)          Statement re Computation of Net Income per                                 67
                             Class A Unit

________________________________________________________________________________

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

                                     MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                         (Registrant)

                                      By: MAUNA LOA RESOURCES INC.
                                             (Managing General Partner)

DATED: March 27, 1997                 By:  /s/  J. W. A. Buyers
                                          --------------------------------------
                                                J. W. A. Buyers
                                           Chairman of the Board and
                                           Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                         MAUNA LOA RESOURCES INC.


               Signature                                 Title                             Date
               ---------                                 -----                             ----
/s/  J. W. A. Buyers                        Chairman of the Board                     March 27, 1996
-----------------------------------------   (Principal Executive Officer),
     J. W. A. Buyers                        Director

/s/  D. S. Dymond                           Senior Vice President                     March 27, 1996
-----------------------------------------   (Principal Financial Officer
     D. S. Dymond                           and Principal Accounting Officer)

/s/  James H. Case                          Director                                  March 27, 1996
-----------------------------------------
     James H. Case

/s/  Dr. Ralph C. Hook, Jr.                 Director                                  March 27, 1996
-----------------------------------------
     Dr. Ralph C. Hook, Jr.