Form 10-Q
period 1997-03-31
MAUNA LOA MACADAMIA PARTNERS LP
filed 1997-05-02
CIK 792161

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      March 31, 1997
                                            -------------------------

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                -----------  ----------

                        Commission File Number  1-9145
                                                -------


                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

                       DELAWARE                     99-0248088
            -------------------------------       ---------------
            (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)        Identification No.)

           827 FORT STREET, HONOLULU, HAWAII                   96813
           ---------------------------------------           ----------
           (Address Of Principal Executive Offices)          (Zip Code)

       Registrant's Telephone Number, Including Area Code:  808-544-6112
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

     As of April 30, 1997, Registrant had 7,500,000 Class A Units issued and outstanding.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX


                                                                Page
                                                                ----
   Part  I - Financial Information

    Item 1.  Financial Statements                               3-7

    Item 2.  Management's Discussion and Analysis of Financial
              Financial Condition and Results of Operations     8-9


   Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K                   10


   Signatures                                                   11


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           Balance Sheets (Unaudited)
                                 (In Thousands)


                                                      March 31
                                                -------------------  December 31,
                                                  1997        1996       1996
                                                --------   --------  ------------
ASSETS
------

Current assets:
    Cash and cash equivalents                   $ 3,816     1,035            676
    Accounts receivable from related parties      1,758     1,542          6,899
    Annualized cost adjustment                      442       507             --
    Prepaid expenses and other current assets       109        55             82
                                                -------   -------        -------
        Total current assets                      6,125     3,139          7,657
                                                -------   -------        -------

Land, orchards and equipment                     73,214    73,191         73,214
    Less accumulated depreciation                15,319    13,716         14,918
                                                -------   -------        -------
Land, orchards and equipment (net)               57,895    59,475         58,296
                                                -------   -------        -------

Deferred charges (net)                               --         1             --
                                                -------   -------        -------

Total assets                                    $64,020    62,615         65,953
                                                =======   =======        =======

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
    Line of credit payable                      $    --        --             --
    Accounts payable to related parties             883     1,362          2,623
    Distributions payable                           568       379            379
    Other current and accrued liabilities           273       251            313
                                                -------   -------        -------
        Total current liabilities                 1,724     1,992          3,315
                                                -------   -------        -------

Deferred income tax expense                      14,982    14,982         14,982

Commitments

Partners' capital:
    General partners                                473       457            477
    Class A limited partners                     46,841    45,184         47,179
                                                -------   -------        -------
        Total partners' capital                  47,314    45,641         47,656
                                                -------   -------        -------

Total liabilities and partners' capital         $64,020    62,615         65,953
                                                =======   =======        =======

--------------------------------------------------------------------------------
See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                          Income Statements (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                                       For the Quarter Ended
                                                              March 31,
                                                       ---------------------
                                                           1997        1996
                                                           ----        ----
Macadamia nut sales to related party                      $1,763       1,542

Cost of goods sold:
    Costs expensed under farming
      contracts with related parties                       1,013       1,078
    Depreciation and amortization                            180         227
    Other expenses                                            49          48
                                                          ------       -----
        Total cost of goods sold                           1,242       1,353
                                                          ------       -----

Gross profit                                                 521         189

General and administrative expenses:
    Costs expensed under management
      contract with related party                            129         114
    Other expenses                                           201         192
                                                          ------       -----
        Total general and administrative expenses            330         306
                                                          ------       -----

Operating income (loss)                                      191        (117)
Interest income (expense)                                     35          (1)
                                                          ------       -----

Net income (loss)                                         $  226        (118)
                                                          ======       =====

-----------------------------------------------------------------------------

Net cash flow (as defined in the Partnership Agreement)   $  406         109
                                                          ======       =====

Net income (loss) per Class A Unit                        $ 0.03       (0.02)
                                                          ======       =====

Net cash flow per Class A Unit                            $ 0.05        0.01
                                                          ======       =====

Cash distributions per Class A Unit                       $0.075        0.05
                                                          ======       =====

Class A Units outstanding (average)                        7,500       7,500
                                                          ======       =====

-----------------------------------------------------------------------------

See notes to financial statements

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                   Statements of Partners' Capital (Unaudited)
                                 (In Thousands)

                                           For the Quarter Ended
                                                  March 31,
                                           ---------------------
                                                1997        1996
                                           ---------     -------
Partners' capital at beginning of period:

    General partners                        $    477         462
    Class A limited partners                  47,179      45,676
                                             -------     -------
                                              47,656      46,138
                                             -------     -------

Allocation of net income (loss):

    General partners                               2          (1)
    Class A limited partners                     224        (117)
                                             -------     -------
                                                 226        (118)
                                             -------     -------

Cash distributions:

    General partners                               6           4
    Class A limited partners                     562         375
                                             -------     -------
                                                 568         379
                                             -------     -------

Partners' capital at end of period:

    General partners                             473         457
    Class A limited partners                  46,841      45,184
                                             -------     -------
                                             $47,314      45,641
                                             =======     =======

--------------------------------------------------------------------------------

See notes to financial statements.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                    For the Quarter Ended
                                                                           March 31,
                                                                    ---------------------
                                                                       1997         1996
                                                                    ---------     -------
Cash flows from operating activities:
    Cash received from macadamia nut sales                             $ 6,904      4,095
    Cash paid under farming and management contracts                    (3,072)    (2,586)
    Cash paid to other suppliers                                          (348)      (248)
    Net interest received                                                   35          1
                                                                       -------    -------
Net cash provided by operating activities                                3,519      1,262
                                                                       -------    -------

Cash flows from financing activities:
    Line of credit repayments                                               --         --
    Principal payments of mortgage note payable                             --       (265)
    Distributions paid                                                    (379)      (383)
                                                                       -------    -------
Net cash used in financing activities                                     (379)      (648)
                                                                       -------    -------

Net increase in cash and cash equivalents                                3,140        614

Cash and cash equivalents at beginning of period                           676        421
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 3,816      1,035
                                                                       =======    =======

=========================================================================================


Reconciliation of net income (loss) to net cash provided by operating activities:

    Net income (loss)                                                  $   226       (118)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:

        Depreciation and amortization                                      180        236
        Decrease in accounts receivable from related party               5,141      2,553
        Increase in prepaid expenses and other assets                      (27)        (1)
        Decrease in accounts payable to related parties                 (1,740)    (1,093)
        Increase (decrease) in other current and accrued liabilities       (40)        19
        Increase in annualized cost adjustment
         (other than from depreciation)                                   (221)      (334)
                                                                       -------    -------
    Total adjustments                                                    3,293      1,380
                                                                       -------    -------

Net cash provided by operating activities                              $ 3,519      1,262
                                                                       =======    =======
-----------------------------------------------------------------------------------------

See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements
                         -----------------------------

(1) In the opinion of management, the accompanying unaudited Balance Sheets as of March 31, 1997, March 31, 1996 and December 31, 1996 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the quarters ended March 31, 1997 and 1996 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of March 31, 1997, March 31, 1996 and December 31, 1996 and the results of operations, changes in partners' capital and cash flows for the quarters ended March 31, 1997 and 1996.

(2) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Commission in the Partnership's 1996 Annual Report on Form 10-K.

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

(6) On March 14, 1997, the first quarter cash distribution was declared in the amount of seven and one-half cents (7 1/2 cents) per Class A Unit, payable on May 15, 1997 to unitholders of record as of March 31, 1997.

(7) On March 31, 1997, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Operating Results -- For the Quarters Ended March 31, 1997 and 1996

First quarter 1997 nut sales revenues increased by 14% versus the same quarter in 1996 as a result both of higher production and a higher nut price estimate:

                                      For the Quarter
                                      Ended March 31,
                                      ---------------
                                      1997      1996    Change
                                      -----     -----   ------

   Nuts Harvested (000's Lbs. WIS)    2,883     2,773    + 4%
   Nut Price ($/Lb)                   .6115     .5559    +10%
                                      -----     -----

   Net Nut Sales ($000's)             1,763     1,542    +14%
                                      =====     =====


The increase in first quarter 1997 nut production primarily reflects harvest timing differences. Because of an early nut drop, the Fall 1996 crop was heavy and early while Spring 1997 crop will be light. Over the past six years, first quarter production has averaged 2.7 million pounds.

Weather at the Partnership's orchards was ideal in 1996 but has been less so thus far in 1997. We expect the Fall 1997 crop to come in lower than last year due to the aftereffects of a windstorm which occurred in February 1997. That windstorm resulted in the loss of about 1.4% of the Partnership's trees and will necessitate approximately $250,000 in cleanup and replanting costs in the first half of 1997. This windstorm also destroyed a portion of the emerging Spring 1997 crop.

The nut price for the first quarter of 1997 was 10% higher than for the first quarter of 1996 but was about 2% higher than the final 1996 nut price. Nut prices used for interim reporting reflect the estimated full year processing and marketing performance of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which purchases all of the Partnership's nut production. Since most nut purchases and nut sales occurs in the second half of the year, nut prices are subject to subsequent adjustment based on Mauna Loa's actual full year performance.

Production expenses were 8% lower in the first quarter of 1997 than for the same quarter in 1996 despite slightly higher production. Unit production costs improved from 48.8c per pound to 43.1c per pound during the same periods. Most of that improvement reflected orchard mix, as 98% of the pounds harvested in the first quarter of 1997 came from the Partnership's Ka'u orchards (which have lower unit costs on average than the Partnership's Keaau and Mauna Kea orchard locations). For the first quarter of 1996, only 49% of the nuts harvested came from the Ka'u orchards.

General and administrative expenses were 8% higher in the first quarter of 1997 than for the same quarter of 1996 primarily as a result of a higher bonus payment and management fee and higher excise taxes arising from the increase in revenues for the quarter. Absent those performance-related increases, the increase in general and administrative costs would have been only 1%.

The significant increase in net interest income in the first quarter of 1997 reflects the substantially increased level of cash and cash equivalents.

Seasonality, Capital Resources and Liquidity

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. Line of credit drawings were zero at March 31, 1997 and at March 31, 1996. The line of credit is renewable annually on June 1st.

It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs. Except for opportunistic orchard acquisitions, the Partnership has made only one minor capital expenditures to date. No other capital expenditure is currently planned.

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

Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, Earnings per Share, the provisions of which are effective for fiscal periods ending after December 15, 1997. The future adoption of this pronouncement is not expected to have a material effect on the Partnership's presentation of earnings per unit amounts.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

(a) The following documents are filed as part of this report:


       Exhibit                                              Page
       Number     Description                               Number
       -------    -----------                               ------
       (11.1)     Statement re Computation of Net Income      12
                    per Class A Unit
       (27.1)     Financial Data Schedule

(b)  Reports on Form 8-K:
      None.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                      ----------------------------------


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



                                              MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                         (Registrant)


                                              By  MAUNA LOA RESOURCES INC.
                                                  Managing General Partner


                                              By   /s/ D. S. Dymond
                                                 ------------------------
                                                       D. S. Dymond
                                                 Senior Vice President and
                                                Principal Financial Officer



Date:        May 2, 1997
       -----------------------