Form 10-Q
period 1997-06-30
MAUNA LOA MACADAMIA PARTNERS LP
filed 1997-08-11
CIK 792161

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997
                                                -------------


                                      OR


( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________


                        Commission File Number 1-9145
                                               ------


                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)


                       DELAWARE                         99-0248088
                       --------                         ----------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)            Identification No.)


           827 FORT STREET, HONOLULU, HAWAII                 96813
           -----------------------------------               -----
         (Address Of Principal Executive Offices)         (Zip Code)


       Registrant's Telephone Number, Including Area Code:  808-544-6112
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

   Yes  X      No ______
       -----

As of July 31, 1997, Registrant had 7,500,000 Class A Units issued and outstanding.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX


                                                            PAGE
                                                            ----
PART  I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                               3-8

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9-11


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                     14

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                          Balance Sheets (Unaudited)
                                (In Thousands)


                                                          June 30,            December 31,
                                                  ------------------------
ASSETS                                               1997          1996           1996
------                                            ----------    ----------    ------------
Current assets:
   Cash and short term investments                $    4,070           736           676
   Accounts receivable from related party                476           519         6,899
   Annualized cost adjustment                          1,592         1,673             -
   Prepaid expenses and other assets                     131            65            82
                                                  ----------    ----------    ----------
Total current assets                                   6,269         2,993         7,657
                                                  ----------    ----------    ----------

Land, orchards and equipment                          73,214        73,191        73,214
   Less accumulated depreciation
     and amortization                                (15,720)      (14,117)      (14,918)
                                                  ----------    ----------    ----------
Land, orchards and equipment (net)                    57,494        59,074        58,296
                                                  ----------    ----------    ----------

Deferred charges (net)                                     -             8             -
                                                  ----------    ----------    ----------
Total assets                                      $   63,763        62,075        65,953
                                                  ==========    ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
   Accounts payable to related parties            $    1,133         1,243         2,623
   Distributions payable                                 568           379           379
   Other current and accrued liabilities                 291           265           313
                                                  ----------    ----------    ----------
Total current liabilities                              1,992         1,887         3,315
                                                  ----------    ----------    ----------

Deferred income tax expense                           14,982        14,982        14,982

Partners' capital:
   General partners                                      468           452           476
   Class A limited partners                           46,321        44,754        47,180
                                                  ----------    ----------    ----------
Total partners' capital                               46,789        45,206        47,656
                                                  ----------    ----------    ----------
Total liabilities and partners' capital           $   63,763        62,075        65,953
                                                  ==========    ==========    ==========

========================================================================================

See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                     (In Thousands, Except Per Unit Data)


                                               Three months              Six months
                                               ended June 30,           ended June 30,
                                             --------------------   ----------------------
                                               1997        1996       1997          1996
                                             -------      -------   -------       --------

Macadamia nut sales to related party       $    476          519      2,239          2,061

Cost of goods sold:
  Costs expensed under farming
    contracts with related parties              264          320      1,277          1,398
  Depreciation and amortization                  44           59        224            286
  Other                                          13           22         62             70
                                            ---------    ---------   ---------     -------
                                                321          401      1,563          1,754
                                            ---------    ---------   ---------     -------
Gross profit margin                             155          118        676            307

General and administrative expenses:
  Costs expensed under management
    contract with related party                 109          116        239            230
  Other                                          56           65        255            257
                                            ---------    ---------   ---------     -------
                                                165          181        494            487
                                            ---------    ---------   ---------     -------

Operating income (loss)                         (10)         (63)       182           (180)

Interest income                                  53            7         87              6
                                            ---------    ---------   ---------     -------
Net income (loss)                          $     43          (56)       269           (174)
                                            =========    =========   =========     =======

==========================================================================================
Net cash flow (as defined in the
 Partnership Agreement)                    $     87            3        493            112
                                            =========    =========   =========     =======

Net income (loss) per Class A Unit         $   0.01        (0.01)      0.04          (0.02)
                                            =========    =========   =========     =======

Net cash flow per Class A Unit             $   0.01            -       0.07           0.01
                                            =========    =========   =========     =======

Cash distributions per Class A Unit        $  0.075         0.05       0.15           0.10
                                            =========    =========   =========     =======

Class A Units outstanding                     7,500        7,500      7,500          7,500
                                            =========    =========   =========     =======

==========================================================================================

See notes to financial statements.


                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                (In Thousands)


                                           Three months                Six months
                                           ended June 30,             ended June 30,
                                      -----------------------     -----------------------
                                         1997          1996         1997          1996
                                      ---------    ----------     ---------     ---------

  Partners' capital at
   beginning of period:

     General partners                 $     473           457           476           462
     Class A Limited Partners            46,841        45,184        47,180        45,676
                                      ---------     ---------     ---------     ----------

                                         47,314        45,641        47,656        46,138
                                      ---------     ---------     ---------     ----------


  Allocation of net income (loss):

     General partners                         1            (1)            3            (2)
     Class A Limited Partners                42           (55)          266          (172)
                                      ---------     ----------    ---------     ----------

                                             43           (56)          269          (174)
                                      ---------     ----------    ---------     ----------


  Cash distributions:

     General partners                         6             4            11             8
     Class A Limited Partners               562           375         1,125           750
                                      ---------     ---------     ---------     ----------

                                            568           379         1,136           758
                                      ---------     ---------     ---------     ----------


  Partners' capital at end
   of period:

     General partners                       468           452           468           452
     Class A Limited Partners            46,321        44,754        46,321        44,754
                                      ---------     ---------     ---------     ----------

                                      $  46,789        45,206        46,789        45,206
                                      =========     =========     =========     ==========


==========================================================================================

  See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                     Statements of Cash Flows (Unaudited)
                                (In Thousands)

                                                                Three months                 Six months
                                                               ended June 30,              ended June 30,
                                                         --------------------------  --------------------------
                                                             1997           1996         1997          1996
                                                         ----------    ------------  ------------    ----------
  Cash flows from  operating activities:

    Cash received from macadamia nut sales               $  1,758         1,542         8,662            5,637
    Cash paid under farming
     and management contracts                                (843)       (1,327)       (3,915)          (3,913)
    Cash paid to other suppliers                             (146)         (134)         (494)            (382)
    Interest received                                          53             7            88                8
                                                         ---------     ---------    ----------       ----------

  Net cash provided by operating activities                   822            88         4,341            1,350
                                                         ---------     ---------    ----------       ----------

  Cash flows from financing activities:

    Principal payments of mortgage note                         -             -             -             (265)
    Distributions paid                                       (568)         (379)         (947)            (762)
    Other                                                       -            (8)            -               (8)
                                                         ---------     ---------    ----------       ----------
  Net cash used in financing activities                      (568)         (387)         (947)          (1,035)
                                                         ---------     ---------    ----------       ----------

  Net increase (decrease) in cash                             254          (299)        3,394              315

  Cash at beginning of period                               3,816         1,035           676              421
                                                         ---------     ---------    ----------       ----------

  Cash at end of period                                  $  4,070           736         4,070              736
                                                         =========     =========    ==========       ==========

===============================================================================================================

  See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                     Statements of Cash Flows (Unaudited)
                                (In Thousands)

                                                          Three months                Six months
                                                          ended June 30              ended June 30
                                                       ----------------------    ----------------------
                                                         1997         1996          1997        1996
                                                       ---------    ---------    ---------    ---------
Reconciliation of net income to net cash
 provided by operating activities:

   Net income (loss)                                   $       43        (56)         269         (174)

   Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
      Depreciation and amortization                            44         60          225          296
      Decrease in accounts
       receivable from related party                        1,282      1,023        6,424        3,576
      Increase in prepaid
       expenses and other assets                              (22)       (10)         (50)         (11)
      Increase (decrease) in accounts
       payable to related party                               251       (119)      (1,448)      (1,212)
      Increase (decrease) in current and
       other accrued  liabilities                              18         14          (36)          33
      Increase in annualized cost adjustment
       (other than from depreciation and
       amortization                                          (794)      (824)      (1,043)      (1,158)
                                                          --------   --------     --------     --------
   Total adjustments                                          779        144        4,072        1,524
                                                          --------   --------     --------     --------

Net cash provided
 by operating activities                               $      822         88        4,341        1,350
                                                          ========   ========     ========     ========
=======================================================================================================

See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements
                         -----------------------------

(1) In the opinion of management, the accompanying unaudited Balance Sheets as of June 30, 1997, June 30, 1996 and December 31, 1996 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the periods ended June 30, 1997 and 1996 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of June 30, 1997, June 30, 1996 and December 31, 1996 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 1997 and 1996.

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

(6) On June 3,1997, the second quarter cash distribution was declared in the amount of seven and one-half cents (7.5c) per Class A Unit, payable on August 15, 1997 to unitholders of record as of the close of business on June 30, 1997.

On June 30, 1997, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------


OPERATING RESULTS -- FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

For the first three months and first six months of 1997, nut production, nut price and revenues are summarized below:

                                         For the Three Months
                                           Ended  June  30,
                                        --------------------
                                        1997            1996          Change
                                        ----            ----          ------

   Nuts harvested (000's Lbs. WIS)         778           934           -  17%
   Nut price ($/Lb.)                     .6115         .5558           +  10%
                                         -----         -----
       Net nut revenues ($000's)           476           519           -   8%
                                         =====         =====

                                         For the Six Months
                                          Ended  June  30,
                                         -------------------
                                          1997          1996          Change
                                          ----          ----          ------
   Nuts harvested (000's Lbs. WIS)       3,661         3,707           -   1%
   Nut price ($/Lb.)                     .6115         .5558           +  10%
                                         -----         -----

   Net nut revenues ($000's)             2,239         2,061           +   9%
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

For the full 1996-97 crop year (July 1 through June 30), nut production increased by 23% to 22.1 million pounds. Comparative crop year production figures are summarized below (in thousands of wet-in-shell pounds at 25% equivalent moisture):

                                For the Crop Year           1997      1996
                                     Ended June 30,         over      over
                                -------------------
                               1997       1996      1995    1996      1995
                               ----       ----      ----    ----      ----
   Keaau orchards              7,744     7,106     7,038   +   9%    +   1%
   Ka'u orchards              13,023     9,578    12,319   +  36%    -  22%
   Mauna Kea orchard           1,312     1,248       577   +   5%    + 116%
                              ------    ------    ------
   Total production           22,079    17,932    19,934   +  23%       10%
                              ======    ======    ======

Production changes year-over-year result primarily from variations in weather (especially rainfall levels and patterns) and tree maturation. Because the Ka'u orchards are located in a drier part of the Island of Hawaii while the Keaau and Mauna Kea orchards are located in a wetter part of the Island of Hawaii, periods of very dry weather on the island tend to reduce production in the Ka'u orchards (from insufficient moisture) while periods of very wet weather on the island tend to reduce production in the Keaau and Mauna Kea orchards (from excessive moisture). Nearly one-third of the Partnership's acreage has not yet reached full maturity.

The increase in nut production for the 1996-97 crop year is due to adequate rainfall in the Ka'u orchards, which suffered from very low rainfall the year before.

Production costs (reported as "cost of goods sold") are based on annualized standard unit costs. Total production costs were 11% lower in the first half of 1997 than for the same period in 1996.

On a per pound basis, production costs were 10% lower in the first half of 1997 than in the corresponding period last year. These results are due to the large percent of production coming from the Ka'u orchards (95% in the first half of 1997 compared to 61% in the first half of 1996) which have a lower production cost per pound than the Keeau and Mauna Kea orchards.

General and administrative expenses are roughly comparable year over year. The Partnership generated more interest income in 1997 as a result of having cash on hand.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. Line of credit drawings were zero at both June 30, 1996 and June 30, 1997. No borrowings were made from the line of credit during the first half of 1997.

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

Hawaii's macadamia nut crop for the 1996-97 crop year is estimated at a record
56.5 million pounds net, wet-in-shell, 5.5 million pounds above the last crop year, according to the Hawaii Agricultural Statistics Service. Average prices increased by 2.4 cents to 71.3 cents per pound on a 25% moisture equivalent basis.

Farming costs, particularly materials and labor, do generally reflect inflationary trends as do general and administrative costs.

The Omnibus Budget Reconciliation Act of 1987 ("OBRA") provided that some publicly traded limited partnerships, including the Partnership, were to be taxed as corporations beginning on January 1, 1998. However, this provision has been modified by the Taxpayer Relief Act of 1997 (1997 Act). The 1997 Act provides that some publicly traded partnerships, such as Mauna Loa Macadamia Partners, may elect to continue to be taxed as partnerships rather than be taxed as corporations. In such event the partnership will be subject to a 3.5% tax on gross income. This new tax on gross income will have a slight negative impact upon the Partnership's profit and cash flow compared to current and past years, but will have a positive impact compared to being taxed as a corporation. The effect of not being taxed as a corporation in future years may have an impact on some of the Partnership's accounting methods, specifically the deferred income tax liability currently shown on the balance sheet. These changes to the Partnership are currently being examined by management.

NEW ACCOUNTING STANDARDS

EARNINGS PER SHARE

In February 1997, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) NO. 128, Earnings per Share, the provisions of which are effective for fiscal periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share. The future adoption of this pronouncement is not expected to have a material effect on the Partnership's presentation of earnings per unit amounts.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, the provisions of which are effective for fiscal periods beginning after December 15, 1997. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The future adoption of this pronouncement is not expected to have a material effect on the Partnership's presentation of its results of operations.

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information,, the provisions of which are effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures.

================================================================================

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

(a)  The following documents are filed as part of this report:


       Exhibit                                             Page
       Number     Description                             Number
       -------    -----------                             ------

       (11.1)     Statement re Computation of Net Income    15
                   per Class A Unit

       (27)       Financial Data Schedule

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


                                        MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                 (Registrant)


                                        By  MAUNA LOA RESOURCES INC.
                                            Managing General Partner


                                        By   /s/ Gregory A. Sprecher
                                           --------------------------

                                              GREGORY A. SPRECHER

                                             Senior Vice President and
                                             Principal Financial Officer


Date:  August 11, 1997
      ----------------