Form 10-Q
period 1997-09-30
MAUNA LOA MACADAMIA PARTNERS LP
filed 1997-11-13
CIK 792161

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended     September  30, 1997
                                              ------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

               For the transition period from ___________ to ___________

                        Commission File Number  1-9145
                                                ------


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   99-0248088
    --------------------------------                  -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

       827 FORT STREET, HONOLULU, HAWAII                     96813
   -----------------------------------------               ----------
   (Address Of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code:  808-544-6112
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

As of October 31, 1997, Registrant had 7,500,000 Class A Units issued and outstanding.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX



                                                                   Page
                                                                   ----

   PART  I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                  3-8

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations        9-12


   PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                      12


   SIGNATURE                                                       13

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                          Balance Sheets (Unaudited)
                                (In Thousands)


                                                September 30,
                                             -------------------     December 31,
 ASSETS                                        1997       1996          1996
 ------                                      --------   --------     ------------
 Current assets:
    Cash and short term investments          $  2,798          9            676
    Accounts receivable from related party      3,081      4,255          6,899
    Annualized cost adjustment                  1,475      1,089             -
    Prepaid expenses and other assets             153         61             82
                                             --------   --------     ------------
 Total current assets                           7,507      5,414          7,657
                                             --------   --------     ------------

 Land, orchards and equipment                  73,214     73,214         73,214
    Less accumulated depreciation
      and amortization                        (16,121)   (14,517)       (14,918)
                                             --------   --------     ------------

 Land, orchards and equipment (net)            57,093     58,697         58,296
                                             --------   --------     ------------

 Deferred charges (net)                            -           6             -
                                             --------   --------     ------------
 Total assets                                $ 64,600     64,117         65,953
                                             ========   ========     ============


 LIABILITIES AND PARTNERS' CAPITAL
 ---------------------------------
 Current liabilities:
    Line of Credit payable                   $     -         430             -
    Accounts payable to related parties         2,203      2,684          2,623
    Distributions payable                         568        379            379
    Other current and accrued liabilities         278        287            313
                                             --------   --------     ------------

 Total current liabilities                      3,049      3,780          3,315
                                             --------   --------     ------------

 Deferred tax expense                           1,232     14,982         14,982

 Partners' capital:
    General partners                              603        454            476
    Class A limited partners                   59,716     44,901         47,180
                                             --------   --------     ------------

 Total partners' capital                       60,319     45,355         47,656
                                             --------   --------     ------------

 Total liabilities and partners' capital     $ 64,600     64,117         65,953
                                             ========   ========     ============
=================================================================================

 See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Income Statements (Unaudited)
                     (In Thousands, Except Per Unit Data)


                                                                 Three months         Nine months
                                                                ended Sept. 30,      ended Sept. 30,
                                                               ------------------   ------------------
                                                                 1997      1996        1997     1996
                                                               ---------  -------   ---------  -------

  Macadamia nut sales to related party                      $     3,081    4,255       5,320    6,316

  Cost of goods sold:
    Costs expensed under farming
      contracts with related parties                              1,987    2,888       3,264    4,286
    Depreciation and amortization                                   477      557         701      843
    Other                                                           111       97         173      167
                                                               ---------  -------   ---------  -------
                                                                  2,575    3,542       4,138    5,296
                                                               ---------  -------   ---------  -------

  Gross profit margin                                               506      713       1,182    1,020

  General and administrative expenses:
    Costs expensed under management
      contract with related party                                   133      115         372      345
    Other                                                            66       66         322      323
                                                               ---------  -------   ---------  -------
                                                                    199      181         694      668
                                                               ---------  -------   ---------  -------

  Operating income                                                  307      532         488      352

  Interest income (expense)                                          42       (5)        129        1
                                                               ---------  -------   ---------  -------

  Income before deferred tax credit                                 349      527         617      353

  Deferred tax credit                                            13,750       -       13,750       -
                                                               ---------  -------   ---------  -------

  Net income                                                $    14,099      527      14,367      353
                                                               =========  =======   =========  =======

 =====================================================================================================

  Net cash flow (as defined in the
    Partnership Agreement)                                  $       826    1,080       1,318    1,194
                                                               =========  =======   =========  =======

  Net income per Class A Unit                               $      1.86     0.07        1.90     0.05
                                                               =========  =======   =========  =======

  Net cash flow per Class A Unit                            $      0.11     0.14        0.17     0.16
                                                               =========  =======   =========  =======

  Cash distributions per Class A Unit                       $     0.075     0.05       0.225     0.15
                                                               =========  =======   =========  =======

  Class A Units outstanding                                       7,500    7,500       7,500    7,500
                                                               =========  =======   =========  =======

 =====================================================================================================

  See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                  Statements of Partners' Capital (Unaudited)
                                (In Thousands)


                                                    Three months         Nine months
                                                    ended Sept. 30,     ended Sept. 30,
                                                  ------------------  ------------------
                                                    1997      1996      1997     1996
                                                  --------  --------  --------  --------
  Partners' capital at beginning of period:

     General partners                           $     468       452       476       462
     Class A Limited Partners                      46,320    44,754    47,180    45,676
                                                  --------  --------  --------  --------

                                                   46,788    45,206    47,656    46,138
                                                  --------  --------  --------  --------

  Allocation of net income (loss):

     General partners                                 141         5       144         3
     Class A Limited Partners                      13,958       522    14,224       350
                                                  --------  --------  --------  --------

                                                   14,099       527    14,368       353
                                                  --------  --------  --------  --------

  Cash distributions:

     General partners                                   6         3        17        11
     Class A Limited Partners                         562       375     1,688     1,125
                                                  --------  --------  --------  --------

                                                      568       378     1,705     1,136
                                                  --------  --------  --------  --------


  Partners' capital at end of period:

     General partners                                 603       454       603       454
     Class A Limited Partners                      59,716    44,901    59,716    44,901
                                                  --------  --------  --------  --------

                                                $  60,319    45,355    60,319    45,355
                                                  ========  ========  ========  ========
========================================================================================

  See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                     Statements of Cash Flows (Unaudited)
                                (In Thousands)

                                                                     Three months        Nine Months
                                                                    ended Sept. 30,     ended Sept. 30,
                                                                  ------------------  ------------------
                                                                    1997      1996      1997      1996
                                                                  ---------  -------  ---------  -------
Cash flows from operating activities:

   Cash received from macadamia nut sales                         $    476      519      9,138    6,156
   Cash paid under farming
       and management contracts                                     (1,054)  (1,178)    (4,969)  (5,091)
   Cash paid to other suppliers                                       (168)    (118)      (662)    (500)
   Interest received (paid)                                             42       (1)       130        7
                                                                  ---------  -------  ---------  -------

Net cash provided by (used in) operating activities                   (704)    (778)     3,637      572
                                                                  ---------  -------  ---------  -------

Cash flows from financing activities:

   Proceeds from line of credit                                         -       430         -       430
   Principal payments of mortgage note                                  -        -          -      (265)
   Distributions paid                                                 (568)    (379)    (1,515)  (1,141)
   Other                                                                -        -          -        (8)
                                                                  ---------  -------  ---------  -------

Net cash provided by (used in) financing activities                   (568)      51     (1,515)    (984)
                                                                  ---------  -------  ---------  -------

Net increase (decrease) in cash                                     (1,272)    (727)     2,122     (412)

Cash at beginning of period                                          4,070      736        676      421
                                                                  ---------  -------  ---------  -------

Cash at end of period                                             $  2,798        9      2,798        9
                                                                  =========  =======  =========  =======

Reconciliation of net income to net cash provided by (used in) operating activities:

   Net income                                                     $ 14,099      527     14,367      353

   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                 477      557        701      853
         Decrease (increase) in accounts
            receivable from related party                           (2,605)  (3,737)     3,818     (161)
         Decrease (increase) in prepaid
            expenses and other assets                                  (22)       4        (72)      (7)
         Increase in fixed assets                                               (23)                (23)
         Increase (decrease) in accounts
            payable to related party                                 1,069    1,441       (419)     229
         Increase (decrease) in current and
            other accrued liabilities                                  (13)      22        (35)      55
         Decrease (increase) in annualized cost
            adjustment (other than from depreciation
            and amortization)                                           41      431       (973)    (727)
         Decrease in deferred tax liability                        (13,750)      -     (13,750)      -
                                                                  ---------  -------  ---------  -------

   Total adjustments                                               (14,803)  (1,305)   (10,730)     219
                                                                  ---------  -------  ---------  -------

Net cash provided by (used in) operating activities               $   (704)    (778)     3,637      572
                                                                  =========  =======  =========  =======
========================================================================================================

  See notes to financial statements.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                         Notes to Financial Statements
                         -----------------------------


(1) In the opinion of management, the accompanying unaudited Balance Sheets as of September 30, 1997, September 30, 1996 and December 31, 1996 and the related unaudited Statements of Income, Partners' Capital and Cash Flows for the periods ended September 30, 1997 and 1996 contain all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial position as of September 30, 1997, September 30, 1996 and December 31, 1996 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 1997 and 1996.


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


(5) The Partnership has elected to continue to be taxed as a partnership rather than to be taxed as a corporation, subject to a 3.5 percent tax on gross profit. This election is allowed by the Tax Relief Act of 1997, which modifies the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). OBRA provided that some publicly traded limited partnerships, including the Partnership, were to be taxed as corporations beginning in 1998. The Partnership applied generally accepted accounting practices and recorded a deferred income tax liability on its balance sheets in 1993. With this election, the deferred tax liability is reduced from $14,982,000 to $1,232,000, creating a deferred tax credit of $13,750,000.


(6) On August 22,1997, the third quarter cash distribution was declared in the amount of seven and one-half cents (7.5c) per Class A Unit, payable on November 14, 1997 to unitholders of record as of the close of business on September 30, 1997.

(7) On November 6, 1997, the Partnership and C. Brewer Homes, Inc. jointly announced that they have reached an agreement in principal to merge the two companies. Under the terms of the agreement, shareholders of C. Brewer Homes, Inc. would receive .667 shares of Mauna Loa Macadamia Partners, L.P. for each share of C. Brewer Homes, Inc. The merger is expected to result in the issuance of approximately 5.56 million limited partner shares. The merger plan is subject to approval by the limited partners of the Partnership and the shareholders of C. Brewer Homes. The combined Company will be renamed "Hawaii Land and Farming Company. and will continue as a master limited partnership, trading on the New York Stock Exchange.


On September 30, 1997, there were 7,500,000 Class A Units issued and outstanding and 1,500,000 Class B Units issued and outstanding. No value has been assigned to the Class B Units.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------


OPERATING RESULTS -- FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
For the third quarter and the first nine months of 1997, nut production, nut price and revenues are summarized below:

                                             For the Three Months
                                              Ended September 30,
                                            ------------------------
                                            1997     1996    Change
                                            -----   ------   -------
       Nuts harvested (000's Lbs. WIS)      5,035    7,649    - 34%
       Average nut price ($/Lb.)            .6119    .5564    + 10%
                                            -----   ------
       Net nut revenues ($000's)            3,081    4,255    - 28%
                                            =====   ======
                                              For the Nine Months
                                              Ended  September 30,
                                            ------------------------
                                            1997     1996    Change
                                            -----   ------   -------
       Nuts harvested (000's Lbs. WIS)      8,696   11,356    - 23%
       Average Nut price ($/Lb.)            .6117    .5562    + 10%
                                            -----   ------
       Net nut revenues ($000's)            5,320    6,316    - 16%
                                            =====   ======

Although the 1997 third quarter and year-to-date production yields were below last year's record breaking harvest, they totaled 89 percent and 91 percent, respectively, of the last five years' average production. This smaller fall crop is due in part to last February's windstorm, which resulted in the loss of 1.4% of our trees. Nevertheless, a 10 percent higher nut price for 1997 combined with comparable production costs per pound ($.48 in 1997 compared to $.47 in 1996) resulted in a 16% higher gross profit for the 1997 nine month period.

General and administrative expenses are up slightly compared to last year, and the Partnership generated more interest income in 1997 as a result of having cash on hand.

Income before deferred income tax credit for the third quarter 1997 was $349,000 compared to $527,000 for 1996. Income before deferred income tax credit improved to $617,000 for the 1997 nine month period compared to $353,000 for the 1996 nine month period.

The Partnership's nut price is determined by a formula which is weighted 50% on a two-year trailing average of USDA reported macadamia nut prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), a separate privately owned company which purchases all of the Partnership's nuts under long-term contracts.

The final price to be paid for the entire year's production is not known until early in the following year when Mauna Loa's books have been closed and audited. For interim payment and reporting purposes, therefore, the Partnership and Mauna Loa estimate this nut price based on Mauna Loa's current processing and marketing plan. When Mauna Loa updates its plan, the Partnership revises its current year nut price estimate accordingly (unless the effect would be minimal) and records an adjustment in that quarter to apply the revised price estimate to all nuts sold earlier in that year as well.

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

Weather scientists have announced that we are in the beginning stages of a weather pattern known as El Nino. El Nino events occur irregularly and are not normally predictable. Six such events have occurred in the past 25 years. During their build-up, wet springs and summers are typical. These same seasons have been drier than normal in the following year, usually resulting in drought conditions. This change has had little affect in the Keeau and Mauna Kea orchards, but it has reduced production in the Ka'u orchards by an average of 20 percent.


PROPOSED MERGER WITH C. BREWER HOMES

The proposed merger of Mauna Loa Macadamia Partners, L.P. and C. Brewer Homes, Inc. was announced November 6, 1997. The merger plan is subject to the approval by the limited partners of the Partnership and the shareholders of C. Brewer Homes. A Proxy Statement containing detailed information on the proposed merger will soon be furnished to all limited partners.


Taxes

Earlier this year Congress passed the Taxpayer Relief Act of 1997, which enables Mauna Loa Macadamia Partners to permanently extend its partnership tax status, subject to a 3.5 percent tax on gross income beginning in 1998. This new tax on gross income will have a slight negative impact upon the Partnership's profit and cash flow compared to current and past years, but will have a positive impact compared to being taxed as a corporation. As a result of Mauna Loa Macadamia Partner's decision to elect continued partnership tax status, the Partnership eliminated most of its deferred tax liability account and recognized a gain of $13.8 million in the third quarter.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership has a $4.0 million revolving line of credit in place to fund working capital needs. There were no line of credit drawings at September 30, 1996 and September 30, 1997. No borrowings were made from the line of credit during the first nine months of 1997.

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

Hawaii's macadamia nut crop for the 1996-97 crop year was a record 56.5 million pounds net, wet-in-shell, 5.5 million pounds above the last crop year, according to the Hawaii Agricultural Statistics Service. Average prices increased by 2.4 cents to 71.3 cents per pound on a 25% moisture equivalent basis.

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





PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

(a)  The following documents are filed as part of this report:

       Exhibit                                                Page
       Number     Description                                Number
       -------    -----------                                ------

       (11.1)     Statement re Computation of Net Income
                    per Class A Unit                           15

       (27)       Financial Data Schedule (filed only
                    electronically with the SEC                --

(b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the third quarter of 1997.

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


                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                                (Registrant)


                         By MAUNA LOAN RESOURCES INC.
                            Managing General Partner

                         By  /s/ Gregory A. Sprecher
                             ------------------------------
                                 Gregory A. Sprecher
                              Senior Vice President and
                               Chief Financial Officer

                                 EXHIBIT INDEX

   Number    Description of Exhibits                        Page No.
   ------    -----------------------                        --------

     11.1    Statement re Computation of Net Income
               per Class A Unit                                15

     27      Financial Data Schedule (filed only
               electronically with the SEC)                    --