Form 10-K
period 1997-12-31
MAUNA LOA MACADAMIA PARTNERS LP
filed 1998-03-23
CIK 792161

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended        December 31, 1997
                                               -----------------
                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number    1-9145
                                                 ------

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                      ----------------------------------
            (Exact Name of registrant as specified in its charter)

                        DELAWARE                    99-0248088
             ------------------------------      ----------------
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

               828 FORT STREET, HONOLULU, HAWAII         96813
           ----------------------------------------   ----------
           (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code:   (808) 532-4130
                                                           --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
                  Title of Each Class            on Which Registered
          --------------------------------      ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K. [ ]

As of March 6, 1998, 7,500,000 shares of the registrant's Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $29,062,500 (based on the closing price on that date of $3.875 per Unit).

                                    PART I

ITEM 1.  BUSINESS OF THE PARTNERSHIP

GENERAL DESCRIPTION OF THE BUSINESS

Mauna Loa Macadamia Partners, L.P. (the "Partnership"), is a publicly-traded partnership, organized under the laws of the State of Delaware, engaged in the business of growing macadamia nuts in Hawaii. It is one of the world's largest growers of macadamia nuts. The Partnership owns or leases approximately 4,027 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii, where macadamia nut yields are among the world's highest. ("Tree acres" are acres of the Partnership's owned or leased lands utilized for macadamia nut orchards. "Gross acres" includes areas not utilized for orchards.) The Partnership is managed by its sole general partner, Mauna Loa Resources Inc. ("Resources" or the "Managing Partner"). The Managing Partner is owned by Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). Mauna Loa is a wholly owned subsidiary of
C. Brewer Company, Limited ("CBCL"), which in turn is wholly owned by Buyco, Inc. ("Buyco").

Mauna Loa was the Partnership's special general partner until December 1997, when it assigned its interest as a general partner to Resources and withdrew as a special general partner. Although Mauna Loa and certain of its affiliates formerly held Class B Units in the Partnership, all Class B Units were cancelled in November 1997 for nominal consideration. Ownership of Class A Units confers no direct or indirect interest in Buyco, CBCL, Mauna Loa or any of their affiliated corporations.

The Partnership commenced operations in June 1986, following its acquisition of interests in approximately 2,423 tree acres of macadamia nut orchards from Mauna Loa and one of Mauna Loa's affiliates. In December 1986 and October 1989, respectively, the Partnership acquired from affiliates of Mauna Loa interests in approximately 266 and 1,260 additional tree acres of macadamia orchards. In September 1991 the Partnership acquired approximately 78 tree acres of producing macadamia orchards.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Partnership sells all of its macadamia nuts to Mauna Loa, under four long-term nut purchase contracts. Mauna Loa processes and markets the nuts under the MAUNA LOA-REGISTERED TRADEMARK- brand name and is the largest processor and marketer of macadamia nuts in the world. The Partnership is Mauna Loa's largest single supplier of macadamia nuts. All farming activities are performed for the Partnership by CBCL subsidiaries under long-term farming contracts.

NUT PURCHASE CONTRACTS.

The Partnership is a party to four nut purchase contracts with Mauna Loa.
They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, and September 1991, respectively. The first two contracts expire in 2006, while the third contract expires in 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase in September 1991 of the Lot 10 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the United States Department of Agriculture and 50% on Mauna Loa's "netback component." The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The first three nut purchase contracts may be terminated by Mauna Loa upon thirty days' notice if the Managing Partner is involuntarily removed as the managing general partner and replaced by a person or entity not affiliated with Mauna Loa. The fourth nut purchase contract may be terminated at any time by mutual agreement in writing, or it may be terminated by the Partnership as of the end of any calendar year by giving Mauna Loa at least twelve months advance notice of its intention to terminate.

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

Mauna Loa sells macadamia nuts as "retail" nuts and "commercial" nuts and produces and sells various macadamia nut products. These include pristine salted and unsalted roasted macadamia nuts, packages of diced macadamia nuts and macadamia oil (for cooking and baking), value-added products such as candy-glazed macadamia nuts, chocolate-covered macadamia nuts, chocolate macadamia nut candy bars, honey-roasted macadamia nuts and macadamia nut brittle.

Macadamia nuts comprised less than 5% of the sales of branded premium nuts sold through mass merchandisers, drug and grocery stores on the U.S. mainland. Cashews and mixed nuts represent the bulk of the dollar sales in this segment, followed by pistachios. Macadamia nuts are the highest priced of all premium nuts, and, therefore, they may be sensitive to price competition from other nuts.

Approximately one-third of sales of the MAUNA LOA-REGISTERED TRADEMARK- brand are made in the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers.

Approximately one-third of sales of the MAUNA LOA-REGISTERED TRADEMARK- brand are made in Hawaii where Mauna Loa sells through its own direct sales force primarily to retailers. Substantial portions of the macadamia nut products sold are purchased by visitors as gifts and souvenirs. Mauna Loa believes that it is the largest seller of macadamia products in the State of Hawaii.

Outside the United States, Mauna Loa's other major market is Japan and the Far East. Approximately 20% of sales of the MAUNA LOA-REGISTERED TRADEMARK-brand are made in Japan and the Far East.

The remaining sales are comprised of ingredient nuts, visitor center sales, and mail order sales.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America. While Hawaii supplied 38% of the world crop in the 1996/97 crop year, Australia became the largest macadamia producer in the world, at 40% of the world crop. Australia is expected to experience growth through the end of the decade. The world supply of macadamia nuts has increased substantially during the last several years and is projected to increase an average of 10% per year for each of the next four years.

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

FARMING CONTRACTS

All of the Partnership's orchards are farmed by two subsidiaries of CBCL under four long-term farming contracts. The orchards are located at three separate locations on the island of Hawaii ("Keaau", "Ka'u" and "Mauna Kea"). Because each area has different terrain and weather conditions, farming methods vary somewhat among the three locations.

FARMING CONTRACTS. The Partnership is a party to four farming contracts with two affiliates of CBCL, Ka'u Agribusiness Company, Inc. ("KACI") and Mauna Kea Agribusiness Company, Inc. ("MKACI"). Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, husking and related services for the Partnership's orchards. In return, the Partnership reimburses KACI and MKACI for their direct and indirect costs incurred in providing such services, including an equipment utilization charge and an annual farming fee. The first two contracts (the "1986 contracts") expire in 2006, while the third contract
(the "1989 contract") expires in 2019. The fourth contract (the "Lot 10 contract") was acquired with the purchase of the Lot 10 orchard in 1991 and expires in 2006. The four contracts are identical in all other material respects. The contracts are terminable if the Managing Partner is involuntarily removed and replaced by a person or entity not affiliated with Mauna Loa.

Each of the farming contracts was amended effective January 1, 1998 to provide that farming fees would equal 2 1/2% of the Partnership's gross profits from farming operations, rather than 3% of the Partnership's operating cash flow, attributable to the relevant orchard.

ORCHARD MAINTENANCE. Maintenance of an orchard is essential to macadamia nut farming. Pruning and hedging of trees is necessary to allow space for mechanical harvesting and cultivating equipment to safely and efficiently operate and to remove dead branches. Where mechanical equipment is used, the orchard floor must be maintained in a condition that will permit its operation. Soil and gravel are used to repair mud holes and other surface irregularities caused by soil erosion from heavy rain and by farming equipment, though this operation is not performed as frequently due to current cost controls. Pruning and surface maintenance are usually performed after the harvest season.

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

Mechanical harvesting is less costly than hand harvesting, but mechanical harvesting is possible only where the orchard floor is relatively flat. Approximately 56% of the orchards acquired in 19861, 81% of the orchards acquired in 1989 and all of the orchard acquired in September 1991 are currently mechanically harvested. The balance of the acreage at these orchards is too uneven for mechanical harvesting and must be harvested by hand.

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

After the nuts are weighed the moisture content is reduced by blowing warm air over them, producing DIS nuts. The nuts are then cracked by metal rollers to remove the shell. Mechanical and optical equipment, as well as hand sorting, are used to separate the nut kernels from pieces of broken shell.

The dry nut kernels are roasted and then sorted into retail and commercial grades. At this stage, less than half of the nuts are bulk-packed and sent to four co-packers on the U.S. mainland for packaging. At Mauna Loa's plant in Keaau the nuts may be salted, or covered with chocolate or one of several candy glazes, and finally packaged, labeled and readied for shipment.

STABILIZATION PAYMENTS

In December 1986, the Partnership acquired a 266 acre orchard (the "December 1986 Orchard") that was several years younger than other orchards of the Partnership. Because of the relative immaturity of the newer orchard, its productivity (and therefore cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

Accordingly, the seller of this orchard (KACI) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of the target cash flow level, which equaled $507,000. Stabilization payments for any given year were limited to the lesser of the amount of the shortfall or a maximum payment amount. For the years from 1987 through 1993, inclusive, the Partnership received a total of $1,628,000 (including a 4% Hawaii general excise tax) in stabilization payments under this agreement.

The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchard. As such, these payments are being reflected in the Partnership's net income ratably through 2019 as a reduction to the depreciation expense reported for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. The Partnership paid KACI $54,000 under these provisions for 1996 and will pay $297,000 for 1997. No amounts were payable with respect to prior years.

RISKS INVOLVED IN OPERATING MACADAMIA ORCHARDS

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 1.3% in 1995, 1.3% in 1996 and 2.0% in 1997.

DISEASES AND PESTS. The Partnership's Keaau orchards have experienced tree replacements of 2.2% in 1995, 2.2% in 1996 and 1.9% in 1997. Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as "Macadamia Quick Decline" ("MQD"). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD problem. Another tree variety (variety 344) has recently also been identified as being more susceptible to MQD than other varieties. Based on the latest research, Mauna Loa and the University of Hawaii are working to identify the specific causes of the problem and potentially to develop feasible control measures. There is no assurance, however, that a feasible control measure can be developed. Approximately 9% of the Partnership's orchards are variety 333 and 46% are variety 344. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka'u orchards, but tree losses to date have been less than 1% in the Ka'u area.

In addition, there are also two types of controllable fungal diseases which can affect nut production, but are not fatal to the trees themselves. One of these is Phytopthora which affects the macadamia flowers and nutlets. These types of fungal disease were generally controllable with fungicides, but many of these fungicides are no longer available. Historically, these fungi have attacked the orchards located in Keaau every three or four years. These fungi occurred in 1990 and required application of a fungicide at a cost of $292,000. There was a Phytopthora occurrence in the Keaau and Mauna Kea orchards in the spring of 1994 and, as there are currently no feasible methods available to treat Phytopthora, the 1995-96 crop year production for these orchards was affected.

WINDSTORMS AND INSURANCE. The Partnership's orchards are located in areas on the island of Hawaii which are susceptible to windstorms. Twenty-two major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to Partnership orchards. Several of the Partnership's orchards are surrounded by windbreak trees which provide limited protection. Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

For 1998, the Partnership secured tree and crop insurance coverage under a federally subsidized program. The tree insurance provides coverage up to a maximum of approximately $20 million against loss of trees due to wind, fire or volcanic activity. The crop insurance provides coverage up to a maximum of approximately $5 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

On February 24, 1997, high winds hit the Hilo side of the island of Hawaii, resulting in the loss of 5,381 trees (about 1.5% of all of the Partnership's trees) in the Mauna Kea and Keaau orchards. Clean-up and replanting costs were approximately $275,000. There was no insurance recovery because losses were below the deductible amount. Production during the 1997-98 crop year will be adversely impacted due to the loss of these trees.

VOLCANOES. The orchards are located on the island of Hawaii, where there are two active volcanoes. To date, no lava flows from either volcano have affected or threatened the orchards.

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


     Year                  Ka'u     Keaau     Mauna Kea
     ----                  ----     -----     ---------
     1993                  27.3"    109.0"     142.7"
     1994                  68.7"    173.3"     249.7"
     1995                  27.0"     88.6"     123.1"
     1996                  69.3"    125.2"     146.6"
     1997                  54.9"    142.3"     157.5"


For the first four months of 1993 and the first eleven months of 1995, very dry conditions prevailed in the Partnership's orchards, with the Ka'u area being particularly affected. Though the rainfall returned to more normal levels in the second half of 1993 as well as in 1996 and 1997, the Partnership's 1993-94 and 1995-96 crop year production were adversely affected by these droughts.

The heavy rainfall experienced in January and February 1994 in the Keaau orchards (forty inches compared to a historical average of twenty-one) induced flower disease and limited pollination. The 1994-95 crop year production for the Keaau orchards was adversely impacted by these unusual wet conditions.

Currently the island of Hawaii is experiencing a severe drought. Experts attribute this condition to the effects of the El Nino weather pattern. The National Weather Service has informed Hawaii county officials that normal weather may not return to the island of Hawaii until April or May. Rainfall in the Keaau area for January and February totaled 1.8 inches, less than 10% of normal, and rainfall in Ka'u for the same two months has been less than
0.5 inches, which is 5% of normal. While it is impossible to predict at this time, a prolonged drought could have a negative impact on the 1998 and 1999 production volumes.

WATER SUPPLY FOR IRRIGATION

In June 1986, the Partnership and KACI entered into an agreement (the "Water Agreement") pursuant to which KACI agreed to supply water to that portion of the June 1986 Orchards located at Ka'u ("Ka'u I") which had been irrigated historically. In 1989, the Water Agreement was amended to supply water to that portion of the October 1989 Orchards at Ka'u ("Ka'u II") which had been irrigated historically. The Water Agreement, as amended, provides that KACI will supply water to such portion of the Ka'u I Orchards and the Ka'u II Orchards (the "Irrigated Orchards") from a well (the "Sisal Well") located on property owned by KACI as requested by the Partnership from time to time in an amount equal to, at the time of request, the lesser of (i) the amount necessary to irrigate the Irrigated Orchards in accordance with prudent farming practices or (ii) 95% of the Sisal Well's present operating capacity of 1,700 gallons per minute, provided that the amount of water required to be provided under clause (ii) will not exceed approximately 643 million gallons of water per year. The cost to the Partnership for receiving such water is a pro rata share of the cost incurred by KACI in providing such water.

If the amount of water provided to the Irrigated Orchards by the Sisal Well becomes insufficient to irrigate the Irrigated Orchards in accordance with prudent farming practices as determined by the Partnership in good faith, KACI will be obligated, at the request of the Partnership, to use reasonable efforts to increase the capacity of the Sisal Well, to drill an alternative well into the historical source which provides water to the Sisal Well or to obtain water from other sources in order to provide such amount of water. If KACI incurs capital costs in connection with any such actions, the Partnership will be required to pay its pro rata shares of such costs. If water is not supplied to the Partnership as required under the Water Agreement, the Partnership will be entitled to drill for water on the portion of the Ka'u I Orchards which is held in fee by the Partnership. The Water Agreement also provides that, if KACI sells or otherwise transfers all or any portion of the retained water rights beneath the Irrigated Orchards or the property containing the Sisal Well, the right of the Partnership to receive water under the Water Agreement will be reasonably provided for.

On a historical basis, the quantity of water available under the Water Agreement to the irrigated portion of the Ka'u I Orchards has been generally sufficient to irrigate these orchards in accordance with prudent farming practices. The irrigated portion of the Ka'u II Orchards is expected to need greater quantities of water as the orchards mature. The Managing Partner anticipates that the amount of water available under the Water Agreement, as amended, will be generally sufficient, assuming average levels of rainfall, to irrigate the Irrigated Orchards in accordance with prudent farming practices for the next several years. If no irrigation water is available to the Irrigated Orchards, then, based on historical average rainfall levels, diminished yields of macadamia nut production can be expected.

EMPLOYEES

The Partnership presently has no employees. Instead, the employees, officers and directors of the Managing Partner perform all management functions for the Partnership. As of December 31, 1997, the Managing Partner employed three people.

ITEM 2.  PROPERTIES.

LOCATION. The Partnership owns or leases approximately 4,027 tree acres of macadamia orchards on the island of Hawaii. The orchards are located in three areas: Ka'u, Keaau and Mauna Kea. The Ka'u area is located in the south part of the island about fifty miles from Hilo. The Keaau area is located six miles south of Hilo on the east side of the island, and the Mauna Kea area is located three miles north of Hilo on the east side of the island.

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

                           [Map of STATE OF HAWAII]

AGE AND DENSITY. The productivity of macadamia nut orchards depends on several factors including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. The most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease.

Macadamia orchards normally reach peak production after fifteen to eighteen years of age. Of the 4,027 tree acres of macadamia orchards owned or leased by the Partnership, 2,721 tree acres are over eighteen years of age and roughly 1,306 tree acres are under eighteen years of age. Around 2% of trees are lost to various causes each year and are replaced.

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage. However, short droughts and occasional flooding have occurred. At Mauna Kea, normal rainfall is adequate without irrigation and the volcanic soil provides adequate drainage. In the event of a very long drought, production at Keaau and Mauna Kea might be affected. At Ka'u, located on the drier side of the island, the rainfall averages substantially less than at Keaau, particularly at the lower elevations. Approximately 652 acres at the lower elevations of Ka'u are irrigated to provide for additional water when required. Under extremely dry conditions at Ka'u, such as a prolonged drought, irrigation is not sufficient, and production will be affected negatively.

At the time of the conveyance of these orchards to the Partnership, Mauna Loa and KACI reserved the water rights to the land underlying the orchards. To supply water to that portion of the orchards located at Ka'u which had been irrigated historically, KACI and the Partnership entered into a water agreement whereby KACI agreed to supply water to the Partnership from a well which is on property retained by KACI to irrigate this property. The water agreement has been amended to provide for water to be supplied for irrigation purposes to the portion of the October 1989 Ka'u Orchards which have historically been irrigated.

ORCHARDS. The following table lists each of the orchards, the year acquired, gross and tree acres, tenure, and lease rents:

                                           GROSS       TREE                              LEASE        MIN. RENT
      ORCHARD               ACQUIRED       ACRES       ACRES         TENURE           EXPIRATION      PER ANNUM
---------------------      ----------    --------    --------    ---------------      ----------      ---------
Keaau I                     June 1986      1688        1467       Fee simple
Ka'u I                      June 1986       579         456       Fee simple
   "                        June 1986       700         500        Leasehold (1)           2019        $ 10,500
Ka'u Green Shoe I           Dec. 1986       546         266        Leasehold (1)           2019        $  5,586
Keaau II                    Oct. 1989       251         220       Fee simple
Ka'u II                     Oct. 1989       528         327        Leasehold (2)           2034        $ 32,702
  "                         Oct. 1989       271         175        Leasehold (1)           2028        $ 35,898
  "                         Oct. 1989        30          26        Leasehold (3)           2029        $  1,020
  "                         Oct. 1989       205         137        Leasehold (1)(4)        1995        $ 12,757
  "                         Oct. 1989       390          49        Leasehold (1)(4)        1999        $  5,828
Mauna Kea                   Oct. 1989       528         326        Leasehold (2)           2034        $ 32,560
Keaau Lot 10               Sept. 1991        88          78       Fee simple
                                        -------     -------
  Total acres                              5804        4027


(1) Lease of land only; trees may be removed at termination of lease.
(2) Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019.
(3) Lease of land; trees revert to lessor upon termination of lease.
(4) The lease terms provide for renewal options of 36 years and 32 years for the leases expiring in 1995 and in 1999, respectively, subject to completion of a preliminary county subdivision approval of such leased property prior to July 1, 1992. Mauna Loa and KACI met this deadline and received final subdivision approval in January 1995. The lessor is now completing the documentation for the lease renewal.

For certain additional information concerning farming leases, see Item 13, page 40.

In addition to the minimum annual lease payment amount, all the leases require the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment based on the market price per pound of macadamia nuts sold in Hawaii.

With respect to the Ka'u Green Shoe I Orchard, the lease requires the Partnership to pay KACI, the seller and lessor, additional rent equal to 100% of any year's cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership. Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.

CERTAIN INFORMATION REGARDING LEASES. The 715 tree acres comprising the Ka'u II Orchards are situated on approximately 1,424 actual acres of land. Such 1,424 acres of land are located on larger tracts of land which cover an aggregate of approximately 10,358 acres. Under a Hawaii county subdivision ordinance, in order to transfer or lease a discrete portion of a tract if the entire tract is not being transferred or leased, certain government approvals must be obtained. Because such approvals were not obtained prior to the consummation of the acquisition of the Ka'u II Orchards in 1989 with respect to the transfer to the Partnership of leasehold interests relating to only a portion of such tracts containing the Ka'u II Orchards, the Partnership acquired (i) a lease of an undivided interest in the larger tracts of land within which the property relating to the Ka'u II Orchards are located, (ii) an undivided interest in the entire leasehold estate relating to the larger tracts of land within which a portion of the property relating to the Ka'u II Orchards are located and (iii) the entire leasehold estate of the remaining portion of the property relating to the Ka'u II Orchards Leasehold Interest. The acquisition of such interests by the Partnership did not require any government approvals. Mauna Loa and the KACI agreed that they would use all reasonable efforts to obtain preliminary county subdivision approval for the larger tracts of land prior to July 1, 1992. Mauna Loa and KACI met this deadline and received final subdivision approval in January 1995. Upon obtaining all necessary approvals to partition such larger tracts, the Partnership will be required to revest in Mauna Loa and KACI the Partnership's undivided leasehold interest in the 8,934 additional acres not related to the land upon which the Ka'u II Orchards are located, at which time the Partnership's undivided leasehold interest in the remaining portions of such larger tracts will be converted to a leasehold interest of the entirety of such remaining portions. That work is proceeding.

ITEM 3. LEGAL PROCEEDINGS.

On November 6, 1997, the Partnership announced a proposed merger with C. Brewer Homes, Inc. ("Homes"). Waterside Partners, a limited partner of the Partnership, filed a complaint on January 5, 1998 in the Delaware Chancery Court asking for an injunction forbidding the merger from proceeding (C.A. No. 16121-NC). The suit was brought against the Partnership, Resources, Homes, CBCL, and the five directors of Resources. The complaint seeks an injunction, damages, and attorneys' fees and alleges, among other things, that the directors of Resources breached their fiduciary duties in approving the merger because their primary motive allegedly was to salvage investments in Homes by stockholders of Buyco rather than to advance the interest of unitholders in the Partnership, and that Homes aided and abetted such violations of fiduciary duties by entering into the merger agreement. The complaint also alleges that the exchange ratio is unfair to the Partnership. The Partnership and Homes believe that the suit in entirely without merit, and will vigorously defend it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED UNITHOLDER MATTERS.

The Partnership's Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 1925 registered holders Class A Depositary Units on December 31, 1997.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

--------------------------------------------------------------
                        Distribution    High        Low
--------------------------------------------------------------
   1997:  4th Quarter    $0.0750         4  3/8     3  1/2
          3rd Quarter     0.0750         4  1/4     3  11/16
          2nd Quarter     0.0750         4  1/8     3  5/8
          1st Quarter     0.0750         4  5/8     3  1/8

   1996:  4th Quarter    $0.0500         4  1/8     2  3/4
          3rd Quarter     0.0500         3          2  1/2
          2nd Quarter     0.0500         2  7/8     2  1/2
          1st Quarter     0.0500         2  3/4     2  3/8

ITEM 6.  SELECTED FINANCIAL DATA.
         (In thousands, except per pound and per unit data)



                                               1997          1996           1995           1994           1993
                                               ----          ----           ----           ----           ----
Financial:
    Total revenue                            $  12,128      $  13,216      $  10,590      $  10,107     $  10,247
    Net cash provided by
     operating activities (1)                    4,613          2,062          3,370          1,568         2,705
    Net income                                  15,581          3,033          1,192            486         1,512
    Distributions declared                       2,273          1,515          1,515          2,273         3,030
    Total working capital                        5,213          4,342          1,235            219          (660)
    Total assets                                66,727         65,953         64,455         67,544        70,536
    Long-term debt                                   -              -              -            264           321
    Total partners' capital                     60,965         47,656         46,138         46,461        48,248
    Class A limited partners' capital           60,355         47,179         45,676         45,996        47,765
    Net cash flow (2)                            3,435          4,635          2,793          3,206         4,392

Operations (3):
Macadamia nuts harvested (lbs.) (4)             20,315         22,110         18,820         18,943        17,914
    Net price $/lb. (4)(5)                   $  0.5970      $  0.5977      $  0.5627      $  0.5363     $  0.5932

Per Class A Unit (6):
    Net income before tax credit             $    0.24      $    0.40      $    0.16      $    0.02     $    0.13
    Net income                                    2.06           0.40           0.16           0.06          0.20
    Net cash flow                                 0.45           0.61           0.37           0.42          0.58
    Distributions                                 0.30           0.20           0.20           0.30          0.40
    Partners' capital                             8.05           6.29           6.09           6.13          6.37

(1) See "Statement of Cash Flows" in the financial statements for method of calculation.
(2) See Footnote 5 in the notes to financial statements for method of calculation.
(3) During all periods presented there were 4,027 acres of trees harvested.
(4) Wet-in-shell at 25% moisture.
(5) Weighted average for all orchards.
(6) 7,500,000 Class A Units were issued and outstanding for all periods presented.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

RESULTS OF OPERATIONS -- 1997, 1996 AND 1995

PRODUCTION AND YIELDS

Production and yield data for the seven orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

                                                                      Average Yield per Acre
                                                          1997     ---------------------------
     Orchard                 Acquired      Acreage     Production    1997      1996      1995
------------------------     --------      -------    -----------   ------    ------    ------
Keaau I                      June 1986      1,467      6,179,000     4,212     5,104     4,013
Keaau II                     Oct. 1989        220        591,000     2,686     3,513     2,959
Keaau Lot 10                Sept. 1991         78        277,000     3,551     3,884     3,449
Ka'u I                       June 1986        956      5,897,000     6,168     7,029     6,960
Ka'u Green Shoe I            Dec. 1986        266      2,292,000     8,617     6,063     5,229
Ka'u II                      Oct. 1989        714      4,103,000     5,746     4,829     4,410
Mauna Kea                    Oct. 1989        326        976,000     2,994     5,420     2,503
                                           ------     ----------
  Totals (except yields
    which are averages)                     4,027     20,315,000     5,045     5,490     4,673
                                           ------     ----------
                                           ------     ----------


For 1997, yields were down 18% for the combined Keaau orchards and down 55% for Mauna Kea compared to 1996. This was partly the result of high winds that hit the Hilo side of the island of Hawaii in February 1997 causing a loss of 5,381 trees, resulting in reduced production. Clean-up and replanting expenses were approximately $275,000. There was no insurance recovery because losses were not in excess of the deductible. The high yields at Ka'u Green Shoe I and Ka'u II for 1997 are the result of a carryover of the 1996 fall/winter crop into January 1997, along with the fall/winter crop harvested at the end of 1997. Although from two different natural crop years (the natural crop year being from July 1 to June 30), the production is reported in the same calendar year for accounting purposes.

Yields in 1996 were much higher than in 1995 at all locations due to unusually good weather in 1996, which saw very good rainfall levels at Ka'u but without excessive rainfall at the normally much wetter Keaau and Mauna Kea locations. The high yield at Mauna Kea for 1996 is partly the result of a late winter crop harvested at the beginning of 1996 and the fall crop of 1996 being completed before the end of the calendar year. Again, two production seasons occurred in the same calendar year.

The Ka'u Green Shoe I orchard and the Mauna Kea orchard are not yet fully mature. As a result, the yields from these orchards are expected to be lower on average over the next few years than for the Partnership's mature orchards. At full maturity under favorable growing conditions, a macadamia orchard can produce between 5,500 and 7,500 WIS pounds of macadamia nuts per acre each year at Ka'u and between 4,000 and 6,000 WIS pounds of macadamia nuts per acre each year at Keaau. No trees have reached full maturity in the Mauna Kea area, but we expect that production at maturity at the Mauna Kea orchard will approximate Keaau levels.

REVENUE

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these factors is summarized in the following table:

                                                                     1997      1996
                                                                     over      over
                                     1997       1996       1995      1996      1995
                                   -------    -------     ------    ------    ------
Trees acres harvested                4,027      4,027      4,027      -         -
Average yield (WIS lbs./acre)        5,045      5,490      4,673     - 8%     + 17%
                                   -------    -------     ------
Nuts harvested (000's WIS lbs.)     20,315     22,110     18,820     - 8%     + 17%
Nut price ($/WIS lbs. @ 25%)        0.5970     0.5977     0.5627      -       +  6%
                                   -------    -------     ------
Gross nut sales ($000's)            12,128     13,216     10,590     - 8%     + 25%
                                   -------    -------     ------
                                   -------    -------     ------

All of the Partnership nut production is sold under long-term contracts to Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). The price for these nuts is based 50% on the two-year trailing average of USDA published macadamia nut prices and 50% on a "netback component". The netback component is determined by subtracting from Mauna Loa's gross revenues from the sale of macadamia products (i) allocable processing, packaging, marketing, selling and advertising costs and (ii) a 20% capital charge on the difference between those aggregate gross revenues and aggregate allocable costs.

The following table sets forth the manner in which the nut purchase price per pound was determined for 1997, 1996 and 1995 ($/lb.):

                                                 1997           1996           1995
                                               -------        -------        -------
USDA price - two years prior (a)                0.6413         0.6391         0.6399
USDA price - one year prior (a)                 0.6886         0.6413         0.6391
                                               -------        -------        -------
USDA price - two year trailing average          0.6650         0.6402         0.6395
                                               -------        -------        -------
                                               -------        -------        -------
Gross revenues                                  2.1673         2.0544         2.2057
Less allocable processing, packaging,
  marketing, sales and advertising costs        1.5150         1.3692         1.6063
Less 20% capital charge                         0.1305         0.1370         0.1199
                                               -------        -------        -------
Net-back component                              0.5218         0.5482         0.4795
                                               -------        -------        -------
                                               -------        -------        -------
USDA price - two year trailing average          0.6650         0.6402         0.6395
Net-back component                              0.5218         0.5482         0.4795
                                               -------        -------        -------
Average of USDA two year trailing
  average price and net-back component          0.5934         0.5942         0.5595
Plus Hawaii general excise tax (0.5%)           0.0030         0.0030         0.0028
                                               -------        -------        -------
Net purchase price (b)                          0.5964         0.5972         0.5623
                                               -------        -------        -------
                                               -------        -------        -------

(a) Mauna Loa's own purchases comprise a substantial portion of nut purchases reported to the USDA. Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b) The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the "two-year trailing average" provision slightly differently from the other nut purchase contracts, and thus, results in a slightly different nut price. This orchard accounts for less than 2% of the Partnership's nut production.

The USDA published price for the 1996-97 crop year was $0.7125 per pound (WIS at 25% moisture), which is 3.5% higher than in 1995-96 and 11.1% higher than in 1994-95. The USDA has estimated that the 1997-98 crop year price will be the same at $0.7125 per pound (WIS at 25% moisture). The two-year trailing average USDA component of the Partnership's 1998 nut price formula will increase by 5.4% to $0.7006 per pound.

The 1997 average nut price of $.5970 per pound was nearly the same as the price for 1996. Although the USDA trailing average increased by $.0248, the netback component decreased by $.0264. This decrease is attributable to a 10% increase in Mauna Loa's processing costs and a 13% increase in marketing costs. Mauna Loa's revenues increased by 6%, but not enough to offset the higher expenses.

The average 1996 nut price of $0.5977 per pound was $0.0350 higher than in 1995 as a result of an improved netback component. That improvement primarily resulted from an increase in pounds processed, labor savings from factory capital improvements and changes in sales mix.

COST OF GOODS SOLD

Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

The Partnership's unit costs (expressed in dollars per wet-in-shell pound at 25% moisture), which are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax and tree insurance) by the number of pounds of macadamia nuts produced by that orchard, are summarized below ($/lb.):

                                                    Cost per pound
                                        ---------------------------------------
      Orchard            Acquired         1997            1996           1995
-------------------   --------------    ---------      ---------      ---------
Keaau I                  June 1986        0.4972         0.4374         0.4859
Keaau II                 Oct. 1989        0.6385         0.5170         0.5968
Keaau Lot 10            Sept. 1991        0.3145         0.2662         0.3318
Ka'u I                   June 1986        0.4429         0.3992         0.3720
Ka'u Green Shoe I        Dec. 1986        0.3881         0.3115         0.3104
Ka'u II                  Oct. 1989        0.3819         0.4089         0.4294
Mauna Kea                Oct. 1989        0.8059         0.5468         1.1091


All Orchards                              0.4623         0.4192         0.4519


Total production costs charged to the income statement increased by $238,000 in 1997 and by 10% in cost per pound. The higher production costs in 1997 are partly due to the additional percentage rent of $297,000 incurred on the Ka'u Green Shoe I lease. The 1997 cost per pound of $0.4623 is 2% below the average cost for the past five years. Production costs in 1996 were higher than 1995 by $763,000 due primarily to increased production, which increases harvesting and husking costs, and to wetter weather in 1996. The higher 1996 volume also reduced the 1996 cost per pound by 7% compared to 1995.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative expenses are comprised of reimbursements to the Managing Partner (primarily for compensation, directors' fees and liability insurance), accounting and reporting costs and the management fee. These costs in 1997 were $47,000 higher than in 1996 mostly due to the timing of tax and accounting services billed before year-end. The management fee was $75,000 for 1997, $113,000 for 1996 and none for 1995. General and administrative costs were lower in 1995 due primarily to the absence of the management fee.

INTEREST INCOME AND EXPENSE

The Partnership funds its working capital need through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest income or expense, therefore, is partly a function of any balances carried over from the prior year, the amounts and timing of cash generated and distributions paid to investors in the current years, as well as the current level of interest rates. Throughout 1997 the Partnership had cash on hand, earned $171,000 in interest income (net of line of credit fees), and incurred no interest expense. Interest income was $33,000 in 1996, which was offset by interest expense and line of credit fees totaling $33,000. In 1995, net interest expense was $31,000.

INFLATION AND TAXES

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance. Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

In July 1997, Congress passed the Taxpayer Relief Act of 1997, which enables the Partnership to permanently extend its partnership tax status, subject to a 3.5% tax on gross income beginning in 1998. This new tax on gross income will have a slight negative impact upon the Partnership's profit and cash flow compared to current and past years, but will have a positive impact compared to being taxed as a corporation. As a result of the Partnership's decision to elect continued partnership tax status, the Partnership eliminated most of its deferred tax liability account and recognized a deferred tax credit of $13.8 million in the third quarter of 1997.

FOURTH QUARTER 1997 COMPARED TO FOURTH QUARTER 1996

Production in the fourth quarter 1997 was 8% higher than the fourth quarter 1996, and the final nut price for both years was nearly the same. However, revenue was 2% lower in 1997. This variation occurred because the final price to be paid for the entire year's production is not known until early in the following year after Mauna Loa's books have been closed and audited. For interim payment and reporting purposes the Partnership and Mauna Loa estimate this nut price based on Mauna Loa's current processing and marketing plan. When Mauna Loa's books have been closed and audited, the final price is applied to the Partnership's fourth quarter sales, and an adjustment is made in the fourth quarter to apply the revised final price to all nuts sold earlier in that year as well. Although the nut purchase price changed less than 1% from 1996 to 1997, the estimated nut purchase price for the first nine months of 1997 was over-estimated at $0.6115, and for the first nine months of 1996 it was under-estimated at $0.5564. Therefore, in the fourth quarter 1997, revenues were adjusted downward by $129,000, and in the fourth quarter 1996 revenues were adjusted upward by $471,000.

In addition, the cost of goods for the fourth quarter 1997 was 35% higher than the fourth quarter 1996 on similar production. There are two main reasons for this variation:

1. The lease at Ka'u Green Shoe I required additional percentage rent to be paid based on excess cash flow from that orchard. The additional rent was $297,000 for 1997 and $53,000 for 1996. The 1997 winter production from this orchard surpassed our estimates, and 35% of the year's production occurred in December.

2. Production costs, like revenues, are also estimated for interim reporting purposes. The 1997 farming costs were estimated fairly accurately. The estimates for 1996 were high, and a $422,000 credit to farming costs was recorded in the fourth quarter 1996 to correct the first nine months' costs.

PROPOSED MERGER

In December 1997, the Partnership entered into a merger agreement with C. Brewer Homes, Inc. ("Homes") (Nasdaq: CBHI). The Partnership filed with the Securities and Exchange Commission on February 13, 1998, a registration statement in connection with this merger. The merger is subject to approval by the unitholders of the Partnership and the shareholders of Homes. In addition, the unitholders of the Partnership will vote on certain proposed changes to the Agreement of Limited Partnership of Mauna Loa Macadamia Partners, L.P. (the "Partnership Agreement"). Effectuation of the merger and related changes to the Partnership Agreement would significantly expand the Partnership's operations and result in changes affecting (among other things) management fees, incentive fees, and distribution policies.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4.0 million revolving line of credit. The line was extended for one year on June 1, 1996, again on June 1, 1997, and may be extended for additional one-year intervals upon the payment of extension fees. If the Partnership should merge with another company, this facility will expire and all outstanding principal and interest shall be due and payable at the time of the merger.

The Partnership had a cash balance of $2.9 million at year-end 1997, and there were no line of credit drawings during 1997. Line of credit borrowings were $430,000 in 1996 and $825,000 in 1997. It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.

RECENT DEVELOPMENTS

Currently the island of Hawaii is experiencing a severe drought. Experts attribute this condition to the effects of the El Nino weather pattern. The National Weather Service has informed Hawaii county officials that normal weather may not return to the island of Hawaii until April or May. Rainfall in the Keaau area for January and February totaled 1.8 inches, less than 10% of normal, and rainfall in Ka'u for the same two months has been less than
0.5 inches, which is 5% of normal. While it is impossible to predict at this time, a prolonged drought could have a negative impact on the 1998 and 1999 production volumes.

NEW ACCOUNTING STANDARDS

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

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the provisions of which are effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures.

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES.


                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------
Report of Independent Accountants                                          22

Balance Sheets, December 31, 1997 and 1996                                 23

Income Statements, for the Years Ended December 31, 1997, 1996 and 1995    24

Statements of Partners' Capital, for the Years Ended December 31, 1997,
     1996 and 1995                                                         25

Statements of Cash Flows for the Years Ended December 31, 1997,
     1996 and 1995                                                         26

Notes to Financial Statements, Including Supplementary Data                27

                       REPORT OF INDEPENDENT ACCOUNTANTS

Limited Partners
Mauna Loa Macadamia Partners, L.P.


We have audited the accompanying balance sheets of Mauna Loa Macadamia Partners, L.P. as of December 31, 1997 and 1996 and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mauna Loa Macadamia Partners, L.P. as of December 31, 1997 and 1996 and the results of operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.



Honolulu, Hawaii
February 12, 1998

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                              December 31,
                                                         ----------------------
                                                           1997           1996
                                                         -------         -------
ASSETS
Current Assets
  Cash and cash equivalents                              $  2,914       $    676
  Accounts receivable from related party                    6,809          6,899
  Prepaid expenses and other assets                            20             82
                                                         --------       --------
    Total current assets                                    9,743          7,657

Land, orchards and equipment (net)                         56,692         58,296
Capitalized acquisition costs                                 292            -
                                                         --------       --------
Total assets                                             $ 66,727       $ 65,953
                                                         --------       --------
                                                         --------       --------

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties                    $  3,681       $  2,623
  Distribution payable                                        568            379
  Other current and accrued liabilities                       281            313
                                                         --------       --------
    Total current liabilities                               4,530          3,315

Deferred income tax expense                                 1,232         14,982

Commitments
  Partners' capital
    General partners                                          610            477
    Limited partners
      Class A (11,625 units authorized and 7,500 units
        issued and outstanding; no par or assigned value)  60,355         47,179
                                                         --------       --------
        Total partners' capital                            60,965         47,656
                                                         --------       --------

Total liabilities and partners' capital                  $ 66,727       $ 65,953
                                                         --------       --------
                                                         --------       --------

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                               INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)



                                                                    1997           1996         1995
                                                                 ---------      ---------     ---------
Macadamia nut sales to related party                             $  12,128      $  13,216     $  10,590

Cost of goods sold
  Costs expensed under farming contracts with related parties        7,301          7,316         6,675
  Depreciation                                                       1,604          1,602         1,601
  Other                                                                602            351           230
                                                                 ---------      ---------     ---------
      Total cost of goods sold                                       9,507          9,269         8,506
                                                                 ---------      ---------     ---------
      Gross profit                                                   2,621          3,947         2,084

General and administrative expenses
  Costs expensed under management contract
    with related party                                                 503            493           424
  Other                                                                458            421           437
                                                                 ---------      ---------     ---------
      Operating income                                               1,660          3,033         1,223
Interest income (expense)                                              171            -             (31)
                                                                 ---------      ---------     ---------
      Income before deferred tax credit                              1,831          3,033         1,192
Deferred tax credit                                                 13,750            -             -
                                                                 ---------      ---------     ---------
      Net income                                                 $  15,581       $  3,033      $  1,192
                                                                 ---------      ---------     ---------
                                                                 ---------      ---------     ---------

--------------------------------------------------------------------------------------------------------

Net cash flow (as defined in the Partnership Agreement)           $  3,435       $  4,635      $  2,793
                                                                 ---------      ---------     ---------
                                                                 ---------      ---------     ---------
--------------------------------------------------------------------------------------------------------

Net income per Class A Unit                                      $  2.06        $  0.40        $  0.16
                                                                 ---------      ---------     ---------
                                                                 ---------      ---------     ---------

Net cash flow per Class A Unit                                   $  0.45        $  0.61        $  0.37
                                                                 ---------      ---------     ---------
                                                                 ---------      ---------     ---------

Cash distributions per Class A Unit                              $  0.30        $  0.20        $  0.20
                                                                 ---------      ---------     ---------
                                                                 ---------      ---------     ---------

Class A Units outstanding                                          7,500          7,500         7,500
                                                                 ---------      ---------     ---------
                                                                 ---------      ---------     ---------
--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        MAUNA LOA MACADAMIA PARTNERS, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                             1997         1996         1995
                                                          ---------     ---------   ---------

Partners' capital at beginning of period:

 General partners                                         $     477     $    462    $     465
 Class A limited partners                                    47,179       45,676       45,996
                                                          ---------     --------    ---------

                                                             47,656       46,138       46,461
                                                          ---------     --------    ---------

Allocation of net income:

  General partners                                              156           30           12
  Class A limited partners                                   15,426        3,003        1,180
                                                          ---------     --------    ---------

                                                             15,582        3,033        1,192
                                                          ---------     --------    ---------
Cash distributions:

  General partners                                               23           15           15
  Class A limited partners                                    2,250        1,500        1,500
                                                          ---------     --------    ---------

                                                              2,273        1,515        1,515
                                                          ---------     --------    ---------


Partners' capital at end of period:

  General partners                                              610          477          462
  Class A limited partners                                   60,355       47,179       45,676
                                                          ---------     --------    ---------

                                                          $  60,965     $ 47,656    $  46,138
                                                          ---------     --------    ---------
                                                          ---------     --------    ---------

-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                             1997         1996         1995
                                                          ---------     ---------   ---------

Cash flows from operating activities:
 Cash received from macadamia nut sales                  $  12,218       10,412     12,490
 Cash paid under farming and management contracts           (6,746)      (7,641)    (8,428)
 Cash paid to other suppliers                               (1,030)        (704)      (655)
 Interest received (paid), net                                 171           (5)       (37)
                                                           -------       -------    -------
Net cash provided by operating activities                    4,613        2,062      3,370
                                                           -------       -------    -------

Cash flows from investing activities:
 Capital acquisition costs expenditures                       (292)           -          -
 Capital expenditures                                            -          (23)         -
                                                           -------       -------    -------

Net cash used in investing activities                         (292)         (23)         -
                                                           -------       -------    -------


Cash flows from financing activities:
 Line of credit repayments                                       -            -     (1,407)
 Principal payments of mortgage note                             -          (265)      (59)
 Distributions paid                                         (2,083)       (1,519)   (1,511)
 Other                                                           -             -        (9)
                                                           -------       -------    -------
Net cash used in financing activities                       (2,083)       (1,784)   (2,986)
                                                           -------       -------    -------
Net increase in cash                                         2,238           255       384
 Cash at beginning of period                                   676           421        37
                                                           -------       -------    -------
 Cash at end of period                                    $  2,914           676       421
                                                           -------       -------    -------
                                                           -------       -------    -------

Reconciliation of net income to net cash
 provided by operating activities:
 Net income                                               $ 15,581         3,033     1,192
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                             1,604         1,602     1,612
   Deferred income tax credit                              (13,750)            -         -
   (Increase) decrease in accounts receivable                   90        (2,804)    1,900
   Increase (decrease) in accounts payable                   1,058           168    (1,329)
   Other                                                        30            63        (5)
                                                           -------       -------    -------
  Total adjustments                                        (10,968)         (971)    2,178
                                                           -------       -------    -------
Net cash provided by operating activities                 $  4,613         2,062     3,370
                                                           -------       -------    -------
                                                           -------       -------    -------

-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

(1) OPERATIONS AND OWNERSHIP

   Mauna Loa Macadamia Partners, L.P. (the "Partnership") owns 4,027 tree acres of macadamia orchards on the Island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity which processes and markets the finished products.
    The Partnership is owned 99% by limited partners and 1% by the managing general partner, Mauna Loa Resources Inc. ("Resources"). Resources is a subsidiary of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which in turn is a subsidiary of C. Brewer and Company, Limited ("CBCL"), whose parent company is Buyco, Inc. ("Buyco"). Mauna Loa was the Partnership's special general partner, with a .01% ownership interest, until December 1997, when it assigned its interest as a general partner to Resources and withdrew as a special general partner.
    Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange. Mauna Loa Orchards, L.P., an affiliate of the general partner, held 30,000 Class A Units at December 31, 1996 and 1997.
    Although Mauna Loa and certain of its affiliates formerly held Class B Units in the Partnership, all Class B Units were cancelled in November 1997 for nominal consideration. Ownership of Class A Units confers no direct or indirect interest in CBCL, Mauna Loa or any of their affiliated corporations.

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

    (e) INCOME TAXES. As the Partnership is not a taxable entity, no amounts have been provided for current income taxes. Rather, the Partnership's tax attributes are includable in the tax returns of the Partners. Neither the Partnership's financial reporting income nor the distributions to Partners can be used as a substitute for the detailed tax calculations which the Partnership mails to each Partner prior to the end of March each year for the preceding tax year.
    The Partnership has elected to continue to be taxed as a partnership rather than to be taxed as a corporation, subject to a 3.5% tax on gross income beginning January 1, 1998. This election is allowed by the Taxpayer Relief Act of 1997, which modifies the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). OBRA provided that some publicly traded limited partnerships were to be taxed as corporations beginning in 1998. With this election, the deferred tax liability was reduced in the third quarter 1997 from $14,982,000 to $1,232,000, creating a deferred tax credit of $13,750,000. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the projected financial reporting and tax reporting basis of assets and liabilities at December 31, 1997.

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

    (g) NET INCOME PER CLASS A UNIT. The Partnership computed net income per Class A Unit for all periods presented under the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which was required to be implemented for financial statements for periods ending after December 15, 1997. The adoption of this statement had no impact on the Partnership's reported net income per Class A Unit. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(3) RELATED PARTY TRANSACTIONS

    (a) NUT PURCHASE CONTRACTS. The Partnership is a party to four nut purchase contracts with Mauna Loa. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U. S.

Department of Agriculture and 50% on Mauna Loa's "netback component". The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The nut price paid to the Partnership under the first three nut purchase contracts was $0.5623 for 1995, $0.5972 for 1996 and $0.5964 for 1997. The average nut price paid to the Partnership under the fourth nut price contract was $0.5901 for 1995, $0.6353 for 1996, and $0.6434 for 1997.

  (b) FARMING CONTRACTS. The Partnership is a party to four farming contracts with two subsidiaries of CBCL, Ka'u Agribusiness Company, Inc. ("KACI") and Mauna Kea Agribusiness Company, Inc. ("MKACI"), that together cover all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, while the third contract runs for 30 years. The first three contracts are identical in all other material respects. The fourth contract was acquired with the purchase of the September 1991 orchard and expires in 2006.
    The first three contracts provided KACI and MKACI with reimbursement of their direct and indirect costs incurred under these contracts as well as a farming fee equal to 3% of the Partnership's operating cash flow (as defined). The fourth contract was similar to the first three contracts, but did not provide the farm manager reimbursement for husking costs, a "capital recovery charge" and a farming fee. The reimbursements paid to the two farm managers were $6.8 million for 1995, $7.2 million for 1996 and $7.2 million for 1997. The two farm managers earned a farming fee of $153,000 in 1996 and $113,000 in 1997. No farming fee was earned in 1995.
      Each of the farming contracts was amended effective January 1, 1998 to provide that farming fees would equal two and one-half percent of the Partnership's gross profits from farming operations, rather than three percent of the Partnership's operating cash flow attributable to the relevant orchard. These amendments were made in recognition of the fact that operating cash flow of the Partnership will change appreciably if a proposed merger is approved (see Note 10) because its financial results will include the real estate operations of the acquired company.
    The Partnership is also a party to a water agreement with KACI under which KACI agreed to supply water to the Partnership from a well on KACI's property for use on the Partnership's irrigated Ka'u orchards. The Partnership's allocated share of the costs of that well totaled $114,000 in 1995, $79,000 in 1996 and $47,000 in 1997.

    (c) MANAGEMENT COSTS AND FEE. The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees and insurance costs) incurred under the agreement as well as a management fee equal to two percent
of the Partnership's operating cash flow (as defined).   Those reimbursable
costs totaled $424,000 in 1995, $391,000 in 1996 and $428,000 in 1997.  The
managing general partner earned a management fee of $102,000 in 1996 and $75,000 in 1997. No management fee was earned in 1995.
     In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. No incentive fee was earned in 1995, 1996 or 1997. The incentive fee will be eliminated if a proposed merger is consummated (see Note 10).

    (d) STABILIZATION PAYMENTS. In December 1986, the Partnership acquired a 266 acre orchard that was several years younger than its other orchards. Because of the relative immaturity of the newer orchard, its productivity
(and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.
    Accordingly, the seller of this orchard (KACI) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of a target cash flow level of $507,000. Stabilization payments for a given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.
    The Partnership accounted for stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard. As a result, the payments will be reflected in the Partnership's net income ratably through 2019 as a reduction to amortization for this orchard.
    In return, the Partnership is obligated to pay KACI 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay KACI 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. Such additional percentage rent totaled $54,000 in 1996 and $297,000 for 1997.
No additional percentage rent was payable for 1995.

    (e) CASH FLOW WARRANTY PAYMENTS. In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership's other orchards. Their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership's older orchards.
      Accordingly, the sellers of these orchards (affiliates of Mauna Loa) agreed to make cash flow warranty payments to the Partnership for through 1994 in which the cash flow (as defined) from these orchards fell short of a cash flow target level. Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.
    The Partnership accounted for cash flow warranty payments as reductions in the cost basis of the orchards. As a result, these payments will be reflected in the Partnership's net income ratably through 2030 as reductions to depreciation for these orchards.
    In addition, this agreement provided that Mauna Loa and its affiliates forego the 1995 farming and management fees to the extent which the cash flow (as defined) for 1995 from the Ka'u and Mauna Kea orchards acquired in 1989 fell short of a predetermined target level. As a result of this provision, no farming or management fee was earned in 1995.

(4)  INDICATED DISTRIBUTIONS

    As it is impossible to anticipate every future circumstance, there can be no assurance that Partnership performance will be sufficient to fund distributions at historical levels. Distributions are paid approximately forty-five days after the end of each quarter to investors of record as of the last business day of that quarter.
    Because macadamia nut farming is highly seasonal, distributions are smoothed to provide a more level payout rate. The managing general partner receives cash distributions in proportion to its ownership percentage in the Partnership.

(5) CASH FLOW PERFORMANCE

   Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000's):

                                          1997           1996           1995
                                        --------       --------       --------
Gross revenues                         $  12,300      $  13,216      $  10,590
 Less:
  Farming costs                            7,790          7,514          6,905
  Administrative costs                       886            812            861
  Other                                        -              -             31
                                        --------       --------       --------

Operating cash flow                        3,624          4,890          2,793
 Less:
  Farming fee                                113            153              -
  Management fee                              76            102              -
                                        --------       --------       --------

Net cash flow                           $  3,435       $  4,635       $  2,793
                                        --------       --------       --------
                                        --------       --------       --------


(6) LAND, ORCHARDS AND EQUIPMENT

   Land, orchards and equipment, stated at cost, consisted of the following at December 31, 1996 and 1997 (000's):

                                                         1997           1996
                                                       -------        -------
    Land                                               $ 8,168        $ 8,168
    Producing orchards                                  64,711         64,711
    Other                                                  335            335
                                                       -------        -------
    Land, orchards and equipment (gross)                73,214         73,214
    Less accumulated depreciation
     and amortization                                   16,522         14,918
                                                       -------        -------
    Land, orchards and equipment (net)                 $56,692        $58,296
                                                       -------        -------
                                                       -------        -------


(7) SHORT-TERM AND LONG-TERM CREDIT

    The Partnership had a $4.0 million revolving line of credit at December 31, 1995 for working capital purposes. The line was extended for one year on June 1, 1996, again on June 1, 1997 and may be extended for additional one-year intervals upon the payment of extension fees. If the Partnership should merge with another company, this facility will expire and all outstanding principal and interest shall be due and payable at the time of the merger. Annual extension fees of $8,000 were paid in June 1995, June 1996 and June 1997. A commitment fee of 3/8 of one percent of the unused portion is required and borrowings are charged interest at either the bank's "base rate" or at the one, two or three month "LIBOR" rate (plus 175 to 200 basis points) at the Partnership's option. The line of credit currently requires minimum net cash flow (as defined in the Partnership Agreement) of $1.6 million per year and minimum net worth levels (before non-cash adjustments due to implementation of FAS No. 109) of $40 million. In addition, the line of credit requires a "clean-up" period of at least thirty consecutive days during each year.

     The maximum amount borrowed on the line of credit for 1996 was $470,000 with a weighted average interest rate of 8.23%. There were no drawings outstanding at December 31, 1996. No amounts were borrowed during 1997.

   In September 1991, the Partnership borrowed $0.5 million under an eight-year mortgage loan to acquire a 78 acre macadamia orchard in Keaau. In February 1996, the Partnership paid off the remaining balance of this mortgage loan in full. The amount of that payment was $252,000 (including accrued interest).

(8)   INCOME TAXES

   The components of the net deferred tax liability reported on the balance sheet as of December 31, 1997 and 1996 are as follows (000's):


                                                  1997           1996
                                                --------       --------
 Deferred tax liabilities:
  Financial statement bases of land, orchards
   and equipment is greater than tax bases      $   698        $  9,183
 Excess of tax depreciation over
   financial statement depreciation                 534           5,799
                                                --------       --------
                                                $ 1,232        $ 14,982
                                                --------       --------
                                                --------       --------

As there is no relationship between income before taxes and the deferred income tax provisions, no reconciliation between statutory tax expense and total income tax expense is provided.

(9) LEASES

     The Partnership leases the land underlying 1,806 acres of its orchards under long-term operating leases. Future minimum lease payments under non-cancelable leases (exclusive of renewal options) as of December 31, 1997 were as follows (000's):

         1998                             $    137
         1999                                  137
         2000                                  137
         2001                                  137
         2002                                  137
         Later Years                         3,862
                                          --------
                                          $  4,547
                                          --------
                                          --------

     Each of the above leases also provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled $46,000 in 1995, $52,000 in 1996 and $62,000 in 1997.
     Total lease rent for all operating leases was $165,000 in 1995, $229,000 in 1996 and $487,000 in 1997.

(10)  MERGER PROPOSAL

   In December 1997, the Partnership entered into a merger agreement with C. Brewer Homes, Inc. ("Homes"). The Partnership filed with the Securities and Exchange Commission on February 13, 1998, a registration statement in connection with this merger. Under the terms of the merger agreement, shareholders of Homes would receive .667 shares of Mauna Loa Macadamia Partners, L.P. for each share of Homes. The merger is expected to result in the issuance of approximately 5.56 million limited partner units. The merger agreement is subject to approval by unitholders of the Partnership and the shareholders of Homes. The merger agreement contemplates that the combined Company will be renamed "Hawaii Land and Farming Company, L.P." and will continue as a master limited partnership, trading on the New York Stock Exchange.

(11)  QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following chart summarizes unaudited quarterly operating results for the years ended December 31, 1997 and 1996 (000's, except per unit data):

                     Net Sales   Gross Profit   Net Income    Net Income (Loss)
                                                (Loss)        per Class A Unit
                     ---------   ------------   ----------    ----------------
  1997:
   1st Quarter       $   1,763   $        521   $      226      $    0.03
   2nd Quarter             476            155           43           0.01
   3rd Quarter           3,081            506       14,099           1.86
   4th Quarter           6,809          1,440        1,214           0.16

  1996:
   1st Quarter       $   1,542   $        189   $    (118)      $   (0.02)
   2nd Quarter             519            118         (56)          (0.01)
   3rd Quarter           4,255            713          527           0.07
   4th Quarter           6,900          2,927        2,680           0.35


    The macadamia nut drop and therefore macadamia harvesting is highly seasonal with most production occurring between August and January each year. As a result, revenues and profits also fluctuate significantly between quarters.
    Due to these irregular seasons, all farming costs are annualized for interim reporting purposes. This method has the effect of matching income to expense by spreading crop costs equally over estimated production, to provide more meaningful results.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The Partnership presently has no officers or directors. Instead, the officers and directors of the Managing Partner perform all management functions for the Partnership. Each director of the Managing Partner is elected for a term of one year and until his successor is duly elected and qualified. Each officer of the Managing Partner is elected by the Board of Directors of the Managing Partner and is subject to removal by that board at any time.

A. IDENTIFICATION OF DIRECTORS

    JAMES S. ANDRASICK. 53 years old; director of Managing Partner since 1986; president and director of Mauna Loa; president of CBCL since September 1992.

    JOHN W. A. BUYERS. 69 years old; chairman since 1989 and director of Managing Partner since 1986; chairman of Mauna Loa since August 1992; chairman and chief executive officer of CBCL; chairman and president of Buyco.

    JAMES H. CASE. 77 years old; director and member of Conflicts Committee of Managing Partner since 1986; senior partner of the law firm of Carlsmith Ball Wichman Case & Ichiki; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

    RALPH C. HOOK, JR. 74 years old; director and member of Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

    KENT T. LUCIEN. 44 years old; president and director of Managing Partner since September 1995; vice president of Mauna Loa; executive vice president and chief financial officer of CBCL.

B. IDENTIFICATION OF  EXECUTIVE OFFICERS OF THE MANAGING PARTNER

    JOHN W. A. BUYERS. 69 years old; chairman and chief executive officer of Managing Partner since 1989.

    J. ALAN KUGLE. 60 years old; secretary of Managing Partner since December 1997.

    KENT T. LUCIEN. 44 years old; president of Managing Partner since September 1995.

    GREGORY A. SPRECHER. 50 years old; senior vice president and chief financial officer of Managing Partner since June 1997; not otherwise an employee, officer, or director of any CBCL affiliate.

C. IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

Not applicable

D. FAMILY RELATIONSHIPS

Not applicable

E. BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND EXECUTIVE OFFICERS

    CURRENT DIRECTORS OF THE MANAGING PARTNER.

    JAMES S. ANDRASICK. Mr. Andrasick was promoted to president and chief operating officer of CBCL in September 1992, and is one of its directors. From 1989 until September 1992, he was executive vice president in charge of the sugar, distribution and Central America operations. From 1983 to 1988 he served as executive vice president, finance and administration and chief financial officer with responsibilities for finance and administration as well as spice and guava operations. He joined CBCL in 1978 as vice president and controller after serving three years on the IU International Corporation corporate development staff. In 1980 he became senior vice president and chief financial officer of CBCL. Previously, he had been employed by the Ford Motor Company at its world headquarters and product development groups in various supervisory positions in finance. Mr. Andrasick received his bachelor's degree from the U.S. Coast Guard Academy and his master's degree from the Massachusetts Institute of Technology. Mr. Andrasick is also a director of Olokele Sugar Company (a subsidiary of CBCL), Honolulu, Hawaii, and Wailuku Agribusiness Co., Inc. (a subsidiary of CBCL), Wailuku, Hawaii. In addition, Mr. Andrasick is a trustee of the Hawaii Maritime Center and the U.S. Coast Guard Foundation, a director of the American Red Cross, Hawaii State Chapter, and chairman of the board of governors of the Hawaii Employers Council. He resides in Honolulu, Hawaii.

    JOHN W. A. BUYERS. Mr. Buyers was elected chairman of the Managing Partner in 1988 and has been chairman of Mauna Loa since July 1992. He has been chairman of the board and chief executive officer of CBCL since 1992. From 1982 to 1992, he was chairman and president of CBCL. He has been chairman and a director of Homes since 1992, and chairman and president of Buyco since 1986. From 1975 to 1982, he was president and chief executive officer of CBCL. From 1971 to 1975, Mr. Buyers was president and chief executive officer of General Waterworks Company in Philadelphia, Pennsylvania. After service in the U.S. Marine Corps, Mr. Buyers graduated CUM LAUDE from Princeton University in 1952 and later received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow. He is also a director of First Hawaiian Bank, Honolulu, Hawaii, First Hawaiian Inc., Honolulu, Hawaii, John B. Sanfilippo & Sons, Inc. (a commercial nut company), and several CBCL affiliated companies. He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C., and is vice chairman and a director of Pacific International Center for High Technology in Honolulu, Hawaii. He resides in Honolulu, Hawaii.

    JAMES H. CASE. Mr. Case is senior partner in the Hawaii law firm of Carlsmith Ball Wichman Case & Ichiki. Mr. Case graduated with an A.B. from Williams College and received a J.D. from Harvard Law School. He became associated with the Carlsmith law firm in 1951 and became a partner in 1959. He has served on the boards of directors of Hamakua Sugar Company, Inc., Paauilo, Hawaii, InterIsland Resorts, Ltd., Honolulu, Hawaii, Pacific Club, Honolulu, Hawaii, Central Union Church, Honolulu, Hawaii, Hanahauoli School, Honolulu, Hawaii, and Arcadia Retirement Residence, Honolulu, Hawaii. He resides in Honolulu, Hawaii.

    RALPH C. HOOK, JR. Dr. Hook is director of the Family Business Center of Hawaii, which is part of the College of Business Administration at the University of Hawaii. He joined the faculty of the University of Hawaii in 1968 as Dean of the College of Business Administration. In 1974, he returned to teaching as Professor of Marketing in the College of Business Administration. He became a Professor Emeritus of Marketing in June 1995. Dr. Hook received a bachelor's and master's degrees from the University of Missouri at Columbia and a Ph.D. in Marketing from the University of Texas at Austin. He has been a member of the board of Pan Pacific Institute of Ocean Science since 1974 and of Hook Brothers Corporation since 1983. He was appointed a Trustee of Tokai University, Honolulu Center in 1988. He resides in Honolulu, Hawaii.

   KENT T. LUCIEN. Mr. Lucien currently serves as president of the Managing Partner and has been executive vice president and the chief financial officer of CBCL since 1991. Previously he served as a vice president and as an executive vice president of the Managing Partner. He joined CBCL as a senior analyst in 1980. Mr. Lucien is an honors graduate of Occidental College and received an M.B.A. from Stanford University. He resides in Honolulu, Hawaii.

   EXECUTIVE OFFICERS WHO DO NOT SERVE AS DIRECTORS.

   J. ALAN KUGLE. Mr. Kugle was the President of the Managing Partner from 1986 to 1992 and was the Chairman and president of Mauna Loa from 1983 to 1991. He has been executive vice president and general counsel of CBCL since 1980 with responsibility for various operations. He began his CBCL career in 1976 as vice president and general counsel and became senior vice president and general counsel in 1978. Previously, he was executive vice president and general counsel of Gino's, Inc., and was a partner in the Philadelphia law firm of Drinker Biddle & Reath. Mr. Kugle graduated with an A.B. from Franklin and Marshall College and a J.D. from the New York University School of Law.
Mr. Kugle is also a director of various CBCL subsidiaries. He resides in Honolulu, Hawaii.

   GREGORY A. SPRECHER. Mr. Sprecher has served as senior vice president and chief financial officer of the Managing Partner since June 1997. From 1974 to 1990 Mr. Sprecher served as treasurer and controller for Enivel, Inc., d.b.a. Young Laundry & Dry Cleaning, in Honolulu. He served as Enivel's chief financial officer and treasurer from 1990 to 1994. In 1994, the company was sold to American Linen, and Mr. Sprecher served there as project manager until 1995. Mr. Sprecher has served as managing general partner in several general partnerships in Honolulu from 1980 to the present. Mr. Sprecher has a B.S. in Finance from California State College at Long Beach. He resides in Honolulu, Hawaii.

F. SECTION 16 DISCLOSURE

Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each director and certain officers of Mauna Loa Resources Inc., the managing general partner of Registrant (a "Reporting Person"), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant. Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during 1997, except that Gregory A. Sprecher, who became the chief financial officer on June 1, 1997, and who does not own any Class A Units, did not file a Form 3 until July 1, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION TABLE

The Partnership is managed by the Managing Partner. Compensation paid by the Managing Partner to its chief executive officer and other executive officers is reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its chief executive officer for the years ended December 31, 1997, 1996 and 1995. For calendar year 1997, there were no executive officers who received more than $100,000 in compensation. There were no long-term compensation awards or payouts during those years.


    Name and Principal Position        Annual Compensation
    ---------------------------        -------------------
                                   Year   Salary   Bonus   Other
                                   ----   ------   -----   -----
    John W. A. Buyers,             1997    $ -      $ -    $9,600
    chief executive officer        1996      -        -     8,400
                                   1995      -        -     8,400


B. NO OPTION, SAR, LONG-TERM INCENTIVE OR PENSION PLANS. The Managing Partner does not presently have an option plan, SAR plan, or long-term incentive plan. The present executive officers of the Managing Partner are included in the pension plan and other benefits plans of its parent company, CBCL. As such, the Managing Partner is not responsible for making any payments on the retirement of any of its present executive officers.

C.  NO EMPLOYMENT CONTRACTS OR TERMINATION AGREEMENTS

The Managing Partner does not have any employment or severance agreements with any of its present executive officers.

D.  COMPENSATION OF EXECUTIVE OFFICERS

The Managing Partner does not have a compensation committee since the chief executive officer of the Managing Partner is not compensated for serving in that position. The only executive officer of the Managing Partner employed by it is Mr. Sprecher, who has served as its chief financial officer since June 1997. Mr. Sprecher's salary (which is currently $100,000 per year) and guideline bonus percentage are administered under the salary policies of CBCL. Any bonus payments are approved by the Managing Partner's Board of Directors annually, based on the overall performance of the Partnership (as evidenced by its net income for the year) and on general and administrative cost control performance. Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner's Board of Directors at the beginning of each year.

F.  DIRECTOR COMPENSATION

Directors of the Managing Partner presently receive a quarterly retainer of $1,500 and a meeting fee of $600 per meeting. Members of the Managing Partner's conflicts committee receive a meeting fee of $600 per meeting. There are no other agreements or arrangements between the Managing Partner and its directors.

E.  STOCK PERFORMANCE CHART

The following chart compares the Partnership's total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.

                                    [GRAPH]


               12/31/92   12/31/93   12/30/94   12/29/95   12/31/96   12/31/97
------------------------------------------------------------------------------
Nut                 100      89.41     60.908     55.948     95.398    110.482
------------------------------------------------------------------------------
Russel 2000         100    118.879    116.711    149.915    174.644      213.7
------------------------------------------------------------------------------
Peer Group          100    135.207    144.236    167.248    181.005    217.884
------------------------------------------------------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1997, and subsequent to that date to the date of this report, (i) no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and
(iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

     The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 1997.


                                               Percent
                                     Class A     of
   Name of                           Units     Class A
   Beneficial Owner                  Owned      Units
   ------------------                -----     -------
   James S. Andrasick                  -          *
   John W.A. Buyers                  4,176        *
   James H. Case (1)                 8,000        *
   Ralph C. Hook (2)                 4,000        *
   Kent T. Lucien                    7,500        *
   All directors and executive
     officers as a group
     (7 persons)                    24,876      0.3%


*Less than 1%

(1) Beneficially owned by James H. Case pursuant to a self-directed retirement plan sponsored by Carlsmith Ball Wichman Case & Ichiki, a law firm in which Mr. Case is a partner, and administered by Pacific Century Trust.

(2) Beneficially owned by Ralph C. Hook pursuant to the Ralph C. Hook Revocable Living Trust dated March 1, 1993.

In addition, Mauna Loa Orchards L.P., a limited partnership whose partners are CBCL and certain direct or indirect wholly-owned subsidiaries of CBCL, owns 30,000 Class A Units.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1.  GENERAL

The Managing Partner makes all decisions relating to the management of the Partnership. The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all unitholders. Mauna Loa owns all of the capital stock of the Managing Partner. Certain officers and directors of CBCL and/or its affiliates also act as officers and directors of the Managing Partner and certain directors of the Managing Partner are substantial shareholders of Buyco, Inc., the parent company of CBCL. Disputes that might otherwise develop between the Managing Partner and CBCL or its affiliates may not develop because the parties representing the entities are identical. As a result of these relationships, certain conflicts of interest could arise with respect the administration of and allocation of costs under the Partnership Agreement and in situations described below, among others.

A committee of the Managing Partner's Board of Directors composed of two persons who are independent of CBCL and its affiliates (the "Conflicts Committee") reviews, on an annual basis, or more frequently as such committee may deem appropriate, the Managing Partner's management of the Partnership and any conflicts of interest that may have arisen or may arise as a result of the relationships among CBCL and its affiliates, the Managing Partner and the Partnership. The Partnership Agreement states that, except for one initial member of the Conflicts Committee, no member of the Conflicts Committee may be an officer, director, employee or shareholder of the Managing Partner, Mauna Loa or any of their affiliates. The Conflicts Committee presently consists of two individuals who are not affiliated with CBCL.

2.  FARMING LEASES.

At the time of the Partnership's acquisition of the interests in the October 1989 Orchards, MLO assigned to the Partnership all of MLO's rights and obligations under three 45-year farming leases relating to 327 tree acres of the Ka'u II Orchards and all of the Mauna Kea Orchards. The farming leases permit the Partnership to conduct macadamia nut farming operations on such macadamia orchard properties. The farming leases provide for fixed minimum annual lease payments to be paid to either KACI or MKACI (collectively, the "Agribusiness Companies"), as the case may be. Such annual rental payments are subject to increase after ten years, twenty years and thirty years based on then current fair market lease rates. The then current fair market lease rate will be determined by mutual agreement between the Partnership, on the one hand, and either KACI or MKACI, as the case may be, on the other hand. If mutual agreement cannot be reached, the then current fair market lease rate will be determined by appraisal. Whether determined by mutual agreement or by appraisal, the then current fair market lease rate will be determined as a fair market lease rate for use of such premises as macadamia orchards.

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

In the event that the Partnership decides not to accept an offer to extend the leases at the then current fair lease rates upon the expiration of the leases or any extension thereof (or does not assign the leases to a third party who elects to accept such offer), the leases will expire, the Agribusiness Companies will not be required to repurchase the trees covered thereby and ownership of such trees will revert back to the Agribusiness Companies (and in any event ownership of such trees will revert back to the Agribusiness Companies after 99 years). As the Managing Partner and the Agribusiness Companies are each direct or indirect wholly owned subsidiaries of CBCL, a decision to renew the farming leases will involve the Managing Partner in a conflict of interest.

As described above, the farming leases provide for determinations of the fair market lease rate to be paid by the Partnership under the farming leases and the fair market value of the Partnership's trees situated on property covered by such leases by mutual agreement between the Partnership, on the one hand, and with KACI or MKACI, as the case may be, on the other hand, or, if mutual agreement cannot be reached, by appraisal. As any determination by the Partnership with respect to any such mutual agreement will be made by the Managing Partner and as the Managing Partner and the Agribusiness Companies are each direct or indirect wholly owned subsidiaries of CBCL, such determination on behalf of the Partnership will involve the Managing Partner in a conflict of interest. Accordingly, the Conflicts Committee of the Board of Directors of the Managing Partner will review any such determinations made by mutual agreement.

3. NUT PURCHASE CONTRACTS AND FARMING CONTRACTS.

Mauna Loa purchases from the Partnership all of the macadamia nut production from the orchards acquired in 1986 pursuant to the 1986 nut purchase contracts, all of the macadamia nut production from the orchards acquired in 1989 (excluding "unusable nuts") under the 1989 nut purchase contract and all of the macadamia nut production from the Lot 10 orchard under the Lot 10 nut purchase contract. In addition, KACI farms the orchards acquired in 1986 for the Partnership pursuant to the 1986 orchards farming contracts and, along with MKACI, farms the orchards acquired in 1989 for the Partnership pursuant to the 1989 farming contract. KACI also farms the Lot 10 Orchard for the Partnership pursuant to the Lot 10 farming contract. Various conflicts of interest exist or may arise with respect to the Partnership's sale and Mauna Loa's purchase of nuts under the nut purchase contracts, the allocation of costs reimbursed by the Partnership under the farming contracts for purposes of determining the netback component of the purchase price for nuts under the nut purchase contracts and the allocation of personnel and resources with respect to services provided by KACI and MKACI under the farming contracts. For example, the purchase price under the nut purchase contracts will depend on Mauna Loa's processing, packaging, marketing, sales and advertising expenses and nonagricultural overhead costs, all of which are controlled and allocated by Mauna Loa. Mauna Loa also has complete control over the identification and weighing of nuts at its processing plants.

Under the terms of the farming contracts, KACI and MKACI are required to provide certain reports to the Partnership, including an annual report describing in reasonable detail the conduct of farming and harvesting operations at the orchards, and they also are required to provide a statement, certified by its independent accountants, which reflects its allocation of direct costs and overhead for the relevant year. The reports submitted to the Managing Partner are reviewed by the Conflicts Committee. The Managing Partner has the right to object to the information set forth in such annual reports relating to the calculation of the nut purchase price and/or farming costs and to engage a certified public accounting firm of its own selection to verify and confirm such information. The Managing Partner on behalf of the Partnership has the right to assert claims against Mauna Loa based on such independent review, and, if any such review and assertion results in an adjustment favorable to the Partnership in the nut purchase price or farming cost figures by an amount in excess of 5% of the amount initially calculated by Mauna Loa, Mauna Loa will be required to reimburse the Partnership for the expenses incurred in engaging the accounting firm and asserting such claims. Cost reimbursements under the farming contracts totaled $7.2 million in 1997, $7.2 million in 1996, and $6.7 million in 1995. Farming fees totaled $113,000 in 1997 and $153,000 in 1996. No farming fees were paid for 1995.

4. MANAGEMENT FEE.

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership's operating cash flow (as defined in the Partnership Agreement). Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, CBCL and its affiliates. Management cost reimbursements under the Partnership Agreement were $428,000 in 1997, $391,000 in 1996, and $424,000 in 1995. The
management fee was $75,000 in 1997 and $102,000 in 1996. There was no management fee for 1995.

5. RELATIONSHIPS WITH CBCL.

Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of CBCL. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka'u areas to the processing plant. For 1997, 1996 and 1995, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from CBCL subsidiaries totaled $0.8 million, $0.8 million and $0.7 million, respectively. It is expected that the Partnership will continue to purchase its fertilizer and transportation needs from CBCL subsidiaries as long as, and to the extent that, such purchases can be made on a basis at least as favorable as that available from third parties. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

The stock and assets of the general partner is significant to both CBCL and Buyco. In making decisions regarding financial matters concerning CBCL and Buyco, Buyco may be required to make choices which could impact the business and financial condition of the general partner. Any such impact could affect the Partnership.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A.  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

1. FINANCIAL STATEMENTS. See Index to Financial Statements at page 21 of this Form 10-K.

2.  FINANCIAL STATEMENT SCHEDULES.  None required.

3.  EXHIBITS.  See Exhibit Index at page 45 of this Form 10-K.


B.  REPORTS ON FORM 8-K.

1. On November 10, 1997 the Partnership filed a report on Form 8-K announcing that the Partnership and C. Brewer Homes, Inc. had reached an agreement in principal to merge the two companies.

2. On December 19, 1997 the Partnership filed a report on Form 8-K announcing that the Partnership and C. Brewer Homes, Inc. had executed a definitive merger agreement pursuant to which Homes will be merged into the Partnership.

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


                                           MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                     (Registrant)

                                           By: MAUNA LOA RESOURCES INC.
                                              (Managing General Partner)

DATED:      March 20, 1998                 By:  /s/ J. W. A. Buyers
       -----------------------                -------------------------------
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


                           MAUNA LOA RESOURCES INC.

         Signature                       Title                        Date
         ---------                       -----                        ----

  /s/  J. W. A. Buyers            Chairman of the Board             March 20, 1998
 -----------------------------    (Principal Executive Officer)     --------------
        J. W. A. Buyers           Director

  /s/  Kent T. Lucien             President, Director               March 20, 1998
 -----------------------------                                      --------------
        Kent T. Lucien

  /s/  Gregory A. Sprecher        Senior Vice President             March 20, 1998
 -----------------------------    (Principal Financial Officer      --------------
        Gregory A. Sprecher       and Principal Accounting Officer)

  /s/  James S. Andrasick         Director                          March 20, 1998
 -----------------------------                                      --------------
        James S. Andrasick

  /s/  James H. Case              Director                          March 20, 1998
 -----------------------------                                      --------------
        James H. Case

  /s/ Dr. Ralph C. Hook, Jr.      Director                          March 20, 1998
 -----------------------------                                      --------------
       Dr. Ralph C. Hook, Jr.


                                   EXHIBIT INDEX


  EXHIBIT
  NUMBER                            DESCRIPTION
 --------                           -----------
    2.1     Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes,
            Inc. (a)

    3.1      Agreement of Limited Partnership of Registrant. (b)

    3.2 Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (c)

    3.3 Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (c)

    4.1     Depositary Agreement between Registrant, Manufacturers Hanover
            Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant. (c)

    4.2     Form of Depositary Receipt. (c)

   10.1     Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut
            Corporation ("Mauna Loa") and Registrant dated June 12, 1986. (b)

   10.2 Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986. (b)

   10.3 Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989. (b)

   10.4     Contribution Agreement among Mauna Loa Orchards, L.P. ("MLO"), Ka'u
            Agribusiness Co., Inc. ("KACI"), Mauna Kea Agribusiness Co., Inc.
            ("MKACI"), Mauna Kea Macadamia Orchards, Inc. ("MKMO") and Mauna Loa dated as of July 1, 1989. (b)

   10.5     Lease between the Trustees of the Estate of Bernice Pauahi Bishop
            ("Trustees of the Bishop Estate") and Mauna Loa. (c)

   10.6     Lease between KACI and Registrant. (d)

   10.7 MLO/MLMP Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

   10.8     Butcher/MLMP Contribution Agreement between Howard Butcher III
            ("Butcher") and Registrant dated as of October 1, 1989. (b)

   10.9     Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

   10.10    Farming Lease between MKACI and MKMO dated as of July 1, 1989. (b)



  EXHIBIT
  NUMBER                            DESCRIPTION
 --------                           -----------
   10.11    Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

   10.12 Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

   10.13 Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

   10.14    Guarantee Agreement between Mauna Loa and Registrant dated as of
            October 1, 1989. (b)

   10.15 Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

   10.16    Indemnification Agreement (Title) among Mauna  Loa, KACI and
            MKACI in favor of Registrant. (b)

   10.17 Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

   10.18 Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii ("Keaau II
            Orchards"). (b)

   10.19 Bill of Sale between MLO and Registrant relating to 14% undivided interest in New Keaau Orchards. (b)

   10.20 Deed between Butcher and Registrant relating to 86% undivided interest in New Keaau Orchards. (b)

   10.21 Bill of Sale between Butcher and Registrant relating to 86% undivided interest in New Keaau Orchards. (b)

   10.22 Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

   10.23 Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

   10.24 Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

   10.25 Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

   10.26    Assignment from MLO to Registrant relating to certain orchards. (b)



  EXHIBIT
  NUMBER                            DESCRIPTION
 --------                           -----------
   10.27    Lease from the Trustees of the Bishop Estate to MLO. (b)

   10.28    Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

   10.29    Form of Amendments to Lease No. 15,020 from the Trustees of the
            Bishop Estate. (b)

   10.30    Lease No. 16,859 from the Trustees of the Bishop Estate to the
            Hawaiian Agricultural Company (a predecessor of KACI). (b)

   10.31    Form of Amendments to Lease No. 16,859 from the Trustees of the
            Bishop Estate. (b)

   10.32    Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

   10.33    Form of Amendments to Lease No. 20,397 from the Trustees of the
            Bishop Estate to CBCL. (b)

   10.34    Lease from Richard L. Hughes to Mauna Loa. (b)

   10.35    Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

   10.36    Co-ownership and Partition Agreement between KACI and MLO. (b)

   10.37    Co-ownership and Partition Agreement among Mauna Loa, KACI and
            MLO.(b)

   10.39    Co-ownership and Partition Agreement between MKACI and MLO. (b)

   10.40    Macadamia Nut Purchase Contract between Mauna Loa and Keaau
            Macadamia X Corporation ("Keaau 10") dated September 15, 1983. (e)

   10.41 Assignment of Owner's Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau 10 and Registrant. (e)

   10.42    Warranty Deed between Keaau 10 and Registrant. (e)

   10.43    Amended and Restated June 1986 Farming Contract, effective
            January 1, 1998, between Registrant and KACI. (f)

   10.44    Amended and Restated December 1986 Farming Contract, effective
            January 1, 1988, between Registrant and KACI. (f)

   10.45    Amended and Restated 1989 Farming Contract, effective January 1,
            1998, among Registrant, KACI and MKACI. (f)



  EXHIBIT
  NUMBER                            DESCRIPTION
 --------                           -----------
   10.46    Amended and Restated Farming Contract for the Lot X Orchard,
            effective January 1, 1998, between Registrant and KACI. (f)

   10.47    Restated Kaiwiki Orchards Farming lease between Registrant and
            MKACI dated February 26, 1997. (f)

   11.1     Statement re: Computation of Net Income per Class A Unit.

    27      Financial Data Schedule.


(a) Incorporated by reference to Appendix A of Registrant's Registration Statement under the Securities Act on Form S-4, Registration
     Statement No. 333-46271, filed February 13, 1998.

(b) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement under the Securities Act on Form S-1, Registration Statement No. 33-30659, filed October 20, 1989.

(c) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement under the Securities Act on Form S-1, Registration Statement No. 33-4903, filed June 5, 1986.

(d) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Annual Report on Form 10-K, Commission filed No. 1-9145, for the year ended December 31, 1986, filed March 27, 1987.

(e) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Annual Report on Form 10-K, Commission filed No. 1-9145, for the year ended December 31, 1991, filed March 27, 1992.

(f) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement under the Securities Act on Form S-4, Registration Statement No. 333-46271, filed February 13, 1998.