Form 10-Q
period 1998-03-31
MAUNA LOA MACADAMIA PARTNERS LP
filed 1998-05-15
CIK 792161

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  March  31, 1998
                                                    ---------------

                                      OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------     -----------

                        Commission File Number  1-9145
                                                ------


                       MAUNA LOA MACADAMIA PARTNERS, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                   99-0248088
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

           828 FORT STREET, HONOLULU, HAWAII                         96813
       ---------------------------------------                     ----------
       (Address Of Principal Executive Offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code:  808-532-4130
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

   Yes   X      No
        ---         ---
As of March 31, 1998, Registrant had 7,500,000 Class A Units issued and outstanding.
                                       1

                      MAUNA LOA MACADAMIA PARTNERS, L.P.

                                     INDEX


                                                                 PAGE
                                                                 ----
   PART  I - FINANCIAL INFORMATION

    Item 1. Financial Statements                                   3-7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8-9


   PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                        10
    Signature                                                       11

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                                BALANCE SHEETS
                                (in thousands)

                                                                  MARCH 31,
                                                         -----------------------   DECEMBER 31,
                                                             1998         1997         1997
                                                         -----------------------   ------------
                                                                 (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                              $  5,086       $  3,816      $  2,914
  Account receivable from Mauna Loa                         3,455          1,758         6,809
  Annualized cost adjustment                                  116            442             -
  Other current assets                                        185            109            20
                                                         --------       --------      --------
    Total current assets                                    8,842          6,125         9,743

Land, orchards and equipment, net                          56,292         57,895        56,692
Capitalized acquisition costs                                 678              -           292
                                                         --------       --------      --------
  Total assets                                           $ 65,812       $ 64,020      $ 66,727
                                                         --------       --------      --------
                                                         --------       --------      --------

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties                    $  2,613         $  883      $  3,681
  Cash distributions payable                                  568            568           568
  Other current liabilities                                   333            273           281
                                                         --------       --------      --------
    Total current liabilities                               3,514          1,724         4,530
Deferred income tax expense                                 1,232         14,982         1,232
                                                         --------       --------      --------
    Total liabilities                                       4,746         16,706         5,762
                                                         --------       --------      --------

Commitments and contingencies
Partners' capital
  General partners                                            611            474           610
  Class A limited partners, no par or assigned
      value, 7,500 units issued and outstanding            60,455         46,840        60,355
                                                         --------       --------      --------
    Total partners' capital                                61,066         47,314        60,965
                                                         --------       --------      --------
    Total liabilities and partners' capital              $ 65,812       $ 64,020      $ 66,727
                                                         --------       --------      --------
                                                         --------       --------      --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                         INCOME STATEMENTS (UNAUDITED)
                     (in thousands, except per unit data)

                                                                          FOR THE QUARTERS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                           1998             1997
                                                                         -------          -------
Macadamia nut sales to related party                                     $ 3,455          $ 1,763
Cost of goods sold
  Costs expensed under farming contracts with related parties              2,072            1,013
  Depreciation and amortization                                              330              180
  Other                                                                       95               49
                                                                         -------          -------
      Total cost of goods sold                                             2,497            1,242
                                                                         -------          -------
      Gross income                                                           958              521
                                                                         -------          -------
General and administrative expenses
  Costs expensed under management contract with related party                124              129
  Other                                                                      191              201
                                                                         -------          -------
      Total general and administrative expenses                              315              330
                                                                         -------          -------
      Operating income                                                       643              191
Interest income                                                               60               35
                                                                         -------          -------
      Income before gross income tax                                         703              226
Gross income tax                                                              34              -
                                                                         -------          -------
      Net income                                                         $   669          $   226
                                                                         -------          -------
                                                                         -------          -------

-------------------------------------------------------------------------------------------------

Net cash flow (as defined in the Partnership Agreement)                  $   999          $   406
                                                                         -------          -------
                                                                         -------          -------

-------------------------------------------------------------------------------------------------

Net income per Class A Unit                                              $  0.09          $  0.03
                                                                         -------          -------
                                                                         -------          -------

Net cash flow per Class A Unit                                              0.13             0.05
                                                                         -------          -------
                                                                         -------          -------

Cash distributions per Class A Unit                                        0.075            0.075
                                                                         -------          -------
                                                                         -------          -------

Class A Units outstanding                                                  7,500            7,500
                                                                         -------          -------
                                                                         -------          -------

-------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                  STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                                (in thousands)

                                                         FOR THE QUARTERS ENDED
                                                                 MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Partners' capital at beginning of period:
  General partners                                       $    610      $    477
  Class A limited partners                                 60,355        47,179
                                                         --------      --------
                                                           60,965        47,656
                                                         --------      --------

Allocation of net income:
  General partners                                              6             2
  Class A limited partners                                    663           224
                                                         --------      --------
                                                              669           226
                                                         --------      --------

Cash distributions:
  General partners                                              5             5
  Class A limited partners                                    563           563
                                                         --------      --------
                                                              568           568
                                                         --------      --------

Partners' capital at end of period:
  General partners                                            611           474
  Class A limited partners                                 60,455        46,840
                                                         --------      --------
                                                         $ 61,066      $ 47,314
                                                         --------      --------
                                                         --------      --------

-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                         FOR THE QUARTERS ENDED
                                                                 MARCH 31,
                                                         ----------------------
                                                            1998          1997
                                                          -------       -------
Cash flows from operating activities:
  Cash received from macadamia nut sales                  $ 6,809       $ 6,904
  Cash paid under farming and management contracts         (3,000)       (3,072)
  Cash paid to other suppliers                               (729)         (348)
  Interest received                                            46            35
                                                          -------       -------
Net cash provided by operating activities                   3,126         3,519
                                                          -------       -------

Cash flows from investing activities:
  Capitalized acquisition costs                              (386)            -
                                                          -------       -------
Net cash used in investing activities                        (386)            -
                                                          -------       -------

Cash flows from financing activities:
  Cash distributions paid                                    (568)         (379)
                                                          -------       -------
Net cash used in financing activities                        (568)         (379)
                                                          -------       -------

Net increase in cash                                        2,172         3,140
Cash at beginning of period                                 2,914           676
                                                          -------       -------
Cash at end of period                                     $ 5,086       $ 3,816
                                                          -------       -------
                                                          -------       -------

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                                              $   669       $   218
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                           330           180
      Decrease in account receivable from Mauna Loa         3,354         5,141
      Increase in other current assets                       (165)          (27)
      Increase in annualized cost adjustment
        (other than from depreciation)                        (46)         (221)
      Decrease in accounts payable                         (1,068)       (1,740)
      Increase (decrease) in other current liabilities         52           (32)
                                                          -------       -------
  Total adjustments                                         2,457         3,301
                                                          -------       -------
Net cash provided by operating activities                 $ 3,126       $ 3,519
                                                          -------       -------
                                                          -------       -------

-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                         NOTES TO FINANCIAL STATEMENTS

(1) In the opinion of management, the accompanying unaudited financial statements of Mauna Loa Macadamia Partners, L.P. ("the Partnership") include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly its financial position as of March 31, 1998, March 31, 1997 and December 31, 1997 and the results of operations, changes in partners' capital and cash flows for the quarters ended March 31, 1998 and 1997. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.

(2) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Commission in the Partnership's 1997 Annual Report on Form 10-K.

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

(5) On March 20, 1998, the first quarter cash distribution was declared in the amount of seven and one-half cents (7.5 CENTS) per Class A Unit, payable on May 15, 1998 to unitholders of record as of the close of business on March 31, 1998.

(6) In December 1997 the Partnership entered into a merger agreement with C. Brewer Homes, Inc. ("Homes"). The joint Proxy Statement/Prospectus became effective on May 14, 1998. Under the terms of the agreement, shareholders of Homes would receive 0.667 Class A limited partner units of Mauna Loa Macadamia Partners, L.P. for each share of Homes. The merger is expected to result in the issuance of approximately 5.56 million Class A limited partner units. The merger agreement is subject to approval by the unitholders of the Partnership and the shareholders of Homes. The merger agreement contemplates that the combined company will be renamed "Hawaii Land and Farming Company" and will continue as a Delaware limited partnership, trading on the New York Stock Exchange. All costs related to the merger are currently being capitalized. Through March 31, 1998 such costs were approximately $678,000. These costs will be added to the acquisition price and allocated to the purchased assets and liabilities of Homes if the merger is approved, or they will be expensed if the merger is not consummated.

(7) In December 1997, the Partnership elected to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This election was subject to the Partnership paying a 3.5% tax on gross income beginning January 1, 1998.

                      MAUNA LOA MACADAMIA PARTNERS, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS -- FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997 First quarter 1998 macadamia nut production was 5.6 million pounds (wet-in-shell at a 25% moisture equivalent), a 96 percent increase over the first quarter 1997 harvest of 2.9 million pounds.

This is the largest first quarter harvest in the history of Mauna Loa Macadamia Partners, L.P. ("the Partnership"). Since first quarter production can sometimes reflect harvest timing differences, this large increase over the first quarter 1997 should be viewed in the context of the natural crop year (beginning July 1 and ending June 30). The 1997/98 crop year (as of the end of April) totaled 22.3 million pounds compared to the total 1996/97 crop year production of 22.1 million pounds - a difference of less than one percent. The 1997/98 and 1996/97 crop year harvests are, therefore, quite similar in size, with 1997/98 having more of its production in the first quarter and 1996/97 having more of its production in the fourth quarter. In comparison to prior years, both crop years are higher than average due to two years of optimum rainfall through the end of 1997.

The estimated average nut price received in the first quarter 1998 for macadamia nut production was $0.6119 compared to the estimated average nut price of $0.6115 used in the first quarter 1997. For the full year 1997, the actual nut price received was $0.5970. The price that the Partnership receives for its nuts is based 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), its exclusive purchaser, and 50% on USDA-reported macadamia nut prices for the two preceding years. The USDA portion for the current year is higher by 5.4% while the Mauna Loa portion is estimated to be lower by 1.0%.

Cost of goods sold for the first quarter 1998 are higher by 101% over the first quarter 1997 because of the higher production and increased irrigation costs due to the El Nino induced drought.

General administrative expenses are lower by $15,000 for the 1998 first quarter, interest income is higher by $25,000, and gross income tax expense of $34,000 is recorded for the first time following our election to permanent partnership status.

EL NINO

The weather pattern known as El Nino has caused a severe drought in the Ka'u region of the island of Hawaii, where nearly half of the Partnership's orchards are located.

Ka'u received only 1.13 inches of rain for the first four months of 1998, compared to its historical average of 18 inches for this period. While approximately one third of the acres in Ka'u have irrigation, normal production on the remaining acres cannot be sustained, and the drought will have a negative impact on production for the remainder of 1998 and most likely into 1999.

The orchards located in Keaau and Mauna Kea received 15.4 inches of rain since the beginning of the year compared to their average of 46 inches. Production will only be slightly affected in Keaau and Mauna Kea because these two areas usually receive too much rain.

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

The Partnership had a cash balance of $5.1 million at March 31, 1998, and there were no line of credit drawings outstanding. It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.

NEW ACCOUNTING STANDARDS

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the provisions of which are effective for the first fiscal year beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)   The following documents are filed as part of this report:

       Exhibit                                              Page
       Number    Description                               Number
       -------   -----------                               ------
         11.1    Statement re Computation of Net Income
                     per Class A Unit                        12

         27      Financial Data Schedule (filed only
                        electronically with the SEC)         --


 (b)   Reports on Form 8-K:

       No reports on Form 8-K were filed during the first quarter of 1998.

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


                                   MAUNA LOA MACADAMIA PARTNERS, L.P.
                                              (Registrant)


                              By   MAUNA LOA RESOURCES INC.
                                   Managing General Partner

Date:  May 15, 1998                By   /s/ Gregory A. Sprecher
                                        --------------------------
                                            GREGORY A. SPRECHER
                                         Senior Vice President and
                                           Chief Financial Officer
                                  (Principal Financial and Accounting Officer
                                        and Duly Authorized Officer)







                                 EXHIBIT INDEX

        Number        Description of Exhibits                   Page No.
        ------        -----------------------                   --------
        11.1          Statement re Computation of Net Income       12
                         per Class A Unit

          27          Financial Data Schedule (filed only
                       electronically with the SEC)                --