Form 10-Q
period 1998-06-30
MAUNA LOA MACADAMIA PARTNERS LP
filed 1998-08-11
CIK 792161

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                     FORM 10-Q


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998



                                         OR



( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                          Commission File Number  1-9145


                         MAUNA LOA MACADAMIA PARTNERS, L.P.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                  DELAWARE                                   99-0248088
        ---------------------------------                  --------------------
        (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                  Identification No.)

     828 FORT STREET, HONOLULU, HAWAII                          96813
 ----------------------------------------                     ----------
 (Address Of Principal Executive Offices)                     (Zip Code)

       Registrant's Telephone Number, Including Area Code:  808-532-4130


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

As of June 30, 1998, Registrant had 7,500,000 Class A Units issued and outstanding.

                         MAUNA LOA MACADAMIA PARTNERS, L.P.

                                       INDEX


                                                                         Page
                                                                         ----
     PART  I - FINANCIAL INFORMATION

          Item 1.   Financial Statements                                 3-8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        8-10


     PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                      10
          Signature                                                       11


                    MAUNA LOA MACADAMIA PARTNERS, L.P.
                             BALANCE SHEETS
                             (in thousands)


                                                             JUNE 30,
                                                     ----------------------       DECEMBER 31,
                                                       1998           1997           1997
                                                     -------        -------        -------
                                                          (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                          $ 5,280        $ 4,070        $ 2,914
  Account receivable from Mauna Loa                       93            476          6,809
  Annualized cost adjustment                           1,163          1,592              -
  Other current assets                                   128            131             20
                                                     -------        -------        -------
  Total current assets                                 6,664          6,269          9,743
Land, orchards and equipment, net                     55,891         57,494         56,692
Capitalized acquisition costs                              -              -            292
                                                     -------        -------        -------
  Total assets                                       $62,555        $63,763        $66,727
                                                     -------        -------        -------
                                                     -------        -------        -------

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related
    parties                                          $   838         $1,133        $ 3,681
  Cash distributions payable                             568            568            568
  Other current liabilities                              646            291            281
                                                     -------        -------        -------
  Total current liabilities                            2,052          1,992          4,530
Deferred income tax expense                            1,232         14,982          1,232
                                                     -------        -------        -------
  Total liabilities                                    3,284         16,974          5,762
                                                     -------        -------        -------
Commitments and contingencies
Partners' capital
  General partners                                       593            468            610
  Class A limited partners, no par
    or assigned value,
    7,500 units issued and
    outstanding                                       58,678         46,321         60,355
                                                     -------        -------        -------
  Total partners' capital                             59,271         46,789         60,965
                                                     -------        -------        -------
  Total liabilities and partners'
    capital                                          $62,555        $63,763        $66,727
                                                     -------        -------        -------
                                                     -------        -------        -------


------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                          INCOME STATEMENTS (UNAUDITED)
                      (in thousands, except per unit data)

                                                          THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                     ----------------------        ---------------------
                                                        1998           1997           1998          1997
                                                     -------         ------        -------        ------
Macadamia nut sales to related party                 $    93         $  476        $ 3,548        $2,239
Cost of goods sold
  Costs expensed under farming contracts
    with related parties                                  82            264          2,154         1,277
  Depreciation and amortization                           32             44            362           224
  Other                                                   11             13            106            62
                                                     -------         ------        -------        ------
  Total cost of goods sold                               125            321          2,622         1,563
                                                     -------         ------        -------        ------
  Gross income (loss)                                    (32)           155            926           676
                                                     -------         ------        -------        ------
General and administrative expenses
  Costs expensed under management contract
    contract with related party                          102            109            227           239
  Other                                                   51             56            242           255
                                                     -------         ------        -------        ------
    Total general and administrative expenses            153            165            469           494
                                                     -------         ------        -------        ------
    Operating income (loss)                             (185)           (10)           457           182
Merger transaction costs                              (1,119)             -         (1,119)            -
Interest income                                           76             53            136            87
                                                     -------         ------        -------        ------
  Income (loss) before gross income tax               (1,228)            43           (526)          269
Gross income tax (benefit)                                (1)             -             32             -
                                                     -------         ------        -------        ------
  Net income (loss)                                  $(1,227)        $   43        $  (558)       $  269
                                                     -------         ------        -------        ------
                                                     -------         ------        -------        ------

--------------------------------------------------------------------------------------------------------

Net cash flow (deficit)
  (as defined in the Partnership Agreement and
  reduced by the merger transaction costs)           $(1,195)           $87        $  (196)       $  493
                                                     -------         ------        -------        ------
                                                     -------         ------        -------        ------

--------------------------------------------------------------------------------------------------------

Net income (loss) per Class A Unit                   $ (0.16)        $ 0.01        $ (0.07)       $ 0.04
                                                     -------         ------        -------        ------
                                                     -------         ------        -------        ------

Net cash flow (deficit) per Class A Unit             $ (0.16)        $ 0.01        $ (0.03)       $ 0.07
                                                     -------         ------        -------        ------
                                                     -------         ------        -------        ------

Cash distributions per Class A Unit                  $ 0.075         $0.075        $  0.15        $ 0.15
                                                     -------         ------        -------        ------
                                                     -------         ------        -------        ------

Class A Units outstanding                              7,500          7,500          7,500         7,500
                                                     -------         ------        -------        ------
                                                     -------         ------        -------        ------


------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        MAUNA LOA MACADAMIA PARTNERS, L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                               (in thousands)


                                                         THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                     ----------------------        ---------------------
                                                        1998           1997           1998          1997
                                                     -------        -------        -------       -------
Partners' capital at beginning of period:
  General partners                                   $   611        $   473        $   610       $   476
  Class A limited partners                            60,455         46,841         60,355        47,180
                                                     -------        -------        -------       -------
                                                      61,066         47,314         60,965        47,656
                                                     -------        -------        -------       -------

Allocation of net income (loss):
  General partners                                       (12)             1             (6)            3
  Class A limited partners                            (1,215)            42           (552)          266
                                                     -------        -------        -------       -------
                                                      (1,227)            43           (558)          269
                                                     -------        -------        -------       -------

Cash distributions:
  General partners                                         6              6             11            11
  Class A limited partners                               562            562          1,125         1,125
                                                     -------        -------        -------       -------
                                                         568            568          1,136         1,136
                                                     -------        -------        -------       -------

Partners' capital at end of period:
  General partners                                       593            468            593           468
  Class A limited partners                            58,678         46,321         58,678        46,321
                                                     -------        -------        -------       -------
                                                     $59,271        $46,789        $59,271       $46,789
                                                     -------        -------        -------       -------
                                                     -------        -------        -------       -------

------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  MAUNA LOA MACADAMIA PARTNERS, L.P.
                 STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)


                                                          THREE MONTHS                   SIX MONTHS
                                                          ENDED JUNE 30,                ENDED JUNE 30,
                                                     ----------------------        ----------------------
                                                        1998           1997           1998           1997
                                                     -------         ------        -------        -------
Cash flows from operating activities:
  Cash received from macadamia nut sales             $ 3,455         $1,758        $10,264        $ 8,662
  Cash paid under farming and
    management contracts                              (2,554)          (843)        (5,554)        (3,915)
  Cash paid to other suppliers                          (230)          (146)        (1,345)          (494)
  Interest received                                       91             53            137             88
                                                     -------         ------        -------        -------
Net cash provided by operating activities                762            822          3,502          4,341
                                                     -------         ------        -------        -------

Cash flows from financing activities:
  Cash distributions paid                               (568)          (568)        (1,136)          (947)
                                                     -------         ------        -------        -------
Net cash used in financing activities                   (568)          (568)        (1,136)          (947)
                                                     -------         ------        -------        -------

Net increase in cash                                     194            254          2,366          3,394
Cash at beginning of period                            5,086          3,816          2,914            676
                                                     -------         ------        -------        -------
Cash at end of period                                $ 5,280         $4,070        $ 5,280        $ 4,070
                                                     -------         ------        -------        -------
                                                     -------         ------        -------        -------

Reconciliation of net income (loss) to net cash
  provided by operating activities:
  Net income (loss)                                  $(1,227)        $   43        $  (558)       $   269
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
    Depreciation and amortization                         32             44            362            224
    Decrease in account receivable from Mauna Loa      3,362          1,282          6,716          6,425
    Decrease (increase) in other current assets           57            (22)          (108)           (50)
    Increase in annualized cost adjustment
    (other than from depreciation)                      (678)          (794)          (723)        (1,043)
    Decrease in prepaid merger costs                     678              -            292              -
    Decrease in accounts payable                      (1,775)           251         (2,843)        (1,448)
    Increase (decrease) in other current liabilities     313             18            364            (36)
                                                     -------         ------        -------        -------
  Total adjustments                                    1,989            779          4,060          4,072
                                                     -------         ------        -------        -------
Net cash provided by operating activities            $   762         $  822        $ 3,502        $ 4,341
                                                     -------         ------        -------        -------
                                                     -------         ------        -------        -------


------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     MAUNA LOA MACADAMIA PARTNERS, L.P.
                       NOTES TO FINANCIAL STATEMENTS

(1) In the opinion of management, the accompanying unaudited financial statements of Mauna Loa Macadamia Partners, L.P. ("the Partnership") include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly its financial position as of June 30, 1998, June 30, 1997 and December 31, 1997 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 1998 and 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.

(2) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership's 1997 Annual Report on Form 10-K.

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

(5) On June 26, 1998, the second quarter cash distribution was declared in the amount of seven and one-half cents (7.5CENTS) per Class A Unit, payable on August 14, 1998 to unitholders of record as of the close of business on July 10, 1998.

(6) On June 26, 1998, a special meeting of the Partnership's unitholders was held for the purpose of voting on three separate matters, the results of which are as follows:

1. Approval of the Merger Proposal by and between the Partnership and C. Brewer Homes, Inc.:


    Vote                                          No. of Units
    ----                                          ------------
     For. . . . . . . . . . . . . . . . . . . .     2,267,148
     Against. . . . . . . . . . . . . . . . . .     2,800,019
     Abstain. . . . . . . . . . . . . . . . . .        91,179
2.  Approval of Amendment Proposals
     For. . . . . . . . . . . . . . . . . . . .     2,301,535
     Against. . . . . . . . . . . . . . . . . .     2,739,866
     Abstain. . . . . . . . . . . . . . . . . .       117,035
3.  Approval of Option Plan Proposal
     For. . . . . . . . . . . . . . . . . . . .     2,457,553
     Against. . . . . . . . . . . . . . . . . .     2,555,281
     Abstain. . . . . . . . . . . . . . . . . .       145,612


    Since the Merger Proposal was not approved, all costs related to the merger were expensed in the quarter ending June 30, 1998.

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




                         MAUNA LOA MACADAMIA PARTNERS, L.P.
                      Management's Discussion and Analysis of
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS -- FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997

     For the first three months and first six months of 1998, nut production, nut price and revenues are summarized below:


                                        For the Three Months
                                            Ended June 30,         Change
                                        -------------------       ----------
                                          1998        1997
                                        -------     -------
    Nut harvested (000's pounds WIS)        152         778       +     -80%
    Nut price (per pound)               $0.6119     $0.6115               -
                                        -------     -------
    Net nut sales ($000's)                   93         476       +     -80%
                                        -------     -------
                                        -------     -------


                                         For the Six Months
                                            Ended June 30,         Change
                                        -------------------       ----------
                                          1998        1997
                                        -------     -------
    Nut harvested (000's pounds WIS)      5,801       3,661       +      58%
    Nut price (per pound)               $0.6119     $0.6115               -
                                        -------     -------
    Net nut sales ($000's)                3,548       2,239       +      58%
                                        -------     -------
                                        -------     -------

     Nut production in the second quarter normally accounts for less than 5% of annual production. The second quarter 1998 was further reduced due to the El Nino caused drought. The production for the first six months of 1998 surpassed the previous year by 58% due to the very large first quarter harvest, which is a result of harvest timing differences in the fall/winter crop.

     Production costs are based on annualized standard unit costs. Total production costs were 61% lower for the second quarter 1998 and 68% higher for the first six months of 1998 compared to the respective periods in the prior year. These results are due to the differences in nut production for these periods.

     General and administrative costs are slightly lower, by 7% and 5%, for the three-month and six-month periods in 1998, and the partnership generated more interest income in 1998 as a result of having more cash on hand.

     The Partnership incurred special charges of $1.1 million in the second quarter 1998 resulting from the write off of costs related to the cancelled merger of the Partnership with C. Brewer Homes, Inc. A majority vote of the limited partners, which was necessary to approve the merger, was not received at a Special Meeting of the Limited Partners on June 26, 1998, and the merger plans were voided.

     For the 1997-98 crop year (July 1 to June 30), total macadamia nut production increased by 2% over the 1996-97 crop year. These past two crop years were the best in the Partnership's twelve-year history and were the result of favorable weather during the two-year period. Comparative crop year results by orchard area are shown below (in thousands of pounds):


                                          For the Crop Year
                                            Ended June 30,                             1998          1997
                                  ----------------------------------------             over          over
                                  1998            1997               1996              1997          1996
                                  ------          ------            ------             ------       -----
          Keaau
                                   7,427           7,744             7,106             -   4%       +  9%
          Ka'u                    13,951          13,023             9,578             +   7%       + 36%
          Mauna Kea
                                   1,077           1,312             1,248             -  18%        +  5%
                                  ------          ------            ------             ------       -----
            Total Production      22,455          22,079            17,932             +   2%        + 23%
                                  ------          ------            ------             ------       -----
                                  ------          ------            ------             ------       -----


EL NINO

     The drought caused by the weather pattern known as El Nino is still affecting the Ka'u region on the island of Hawaii where 48% of the Partnership's orchards are located. Ka'u has received only 3 inches of rainfall for the period from January to June 1998 compared to last year's rainfall of 20 inches for the same period. While approximately one-third of the acres in Ka'u have irrigation, normal production on the remaining acres cannot be sustained, and the drought will have a negative impact on production for the remainder of 1998 and most likely into 1999.

     The orchards located in Keaau and Mauna Kea on the island of Hawaii have been receiving moderate rainfall since the beginning of April, and the drought should only slightly affect the 1998/99 crop year production from these orchards.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

       Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings. The Partnership had a cash balance of $5.3 million at June 30,

1998, and there were no line of credit drawings outstanding. It is the opinion of management that the Partnership has adequate cash on hand to meet anticipated working capital needs.

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


 (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the second quarter of 1998.

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

                                       MAUNA LOA MACADAMIA PARTNERS, L.P.
                                                (Registrant)


                                       By   MAUNA LOA RESOURCES INC.
                                            Managing General Partner

Date:  August 10, 1998                      By /s/ Gregory A. Sprecher
                                            __________________________
                                              GREGORY A. SPRECHER
                                           Senior Vice President and
                                            Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                           and Duly Authorized Officer)







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
