Form 10-Q
period 1998-09-30
ML MACADAMIA ORCHARDS L P
filed 1998-10-29
CIK 792161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number  1-9145


                            ML MACADAMIA ORCHARDS, L.P.
                            ---------------------------
               (Exact name of registrant as specified in its charter)

                     DELAWARE                            99-0248088
            ------------------------------          -------------------
           (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)

              828 FORT STREET, HONOLULU, HAWAII            96813
           ---------------------------------------        --------
           (Address Of Principal Executive Offices)      (Zip Code)

         Registrant's Telephone Number, Including Area Code:  808-532-4130


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X      No
         -----       -----

As of September 30, 1998, Registrant had 7,500,000 Class A Units issued and outstanding.

                            ML MACADAMIA ORCHARDS, L.P.

                                       INDEX

                                                                      PAGE
                                                                      -----
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

                            ML MACADAMIA ORCHARDS, L.P.
                                   BALANCE SHEETS
                                   (in thousands)

                                                             SEPTEMBER 30,
                                                         ---------------------       DECEMBER 31,
                                                         1998             1997           1997
                                                         ---------------------       ------------
                                                              (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                             $   3,546      $   2,798      $   2,914
  Accounts receivable, primarily from related parties       3,568          3,081          6,809
  Annualized cost adjustment                                  652          1,475              -
  Other current assets                                         83            153             20
                                                        ---------      ---------      ---------
    Total current assets                                    7,849          7,507          9,743
Land, orchards and equipment, net                          55,490         57,093         56,692
Capitalized acquisition costs                                   -              -            292
                                                        ---------      ---------      ---------
  Total assets                                          $  63,339      $  64,600      $  66,727
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties                   $   2,175      $   2,203      $   3,681
  Cash distributions payable                                  568            568            568
  Other current liabilities                                   332            278            281
                                                        ---------      ---------      ---------
    Total current liabilities                               3,075          3,049          4,530
Deferred income tax expense                                 1,232          1,232          1,232
                                                        ---------      ---------      ---------
    Total liabilities                                       4,307          4,281          5,762
                                                        ---------      ---------      ---------
Commitments and contingencies
Partners' capital
  General partners                                            590            603            610
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                   58,442         59,716         60,355
                                                        ---------      ---------      ---------
    Total partners' capital                                59,032         60,319         60,965
                                                        ---------      ---------      ---------
    Total liabilities and partners' capital             $  63,339      $  64,600      $  66,727
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

-----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ML MACADAMIA ORCHARDS, L.P.
                           INCOME STATEMENTS (UNAUDITED)
                        (in thousands, except per unit data)

                                                               THREE MONTHS                   NINE MONTHS
                                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                           ---------------------         --------------------
                                                            1998           1997           1998          1997
                                                           ------        -------         ------        ------
Macadamia nut sales to related party                     $  3,480       $  3,081       $  7,029       $  5,320
Cost of goods sold
  Costs expensed under farming contracts
    with related parties                                    2,212          1,987          4,366          3,264
  Depreciation and amortization                               547            477            909            701
  Other                                                       176            111            282            173
                                                         --------       --------       --------       --------
      Total cost of goods sold                              2,935          2,575          5,557          4,138
                                                         --------       --------       --------       --------
      Gross income                                            545            506          1,472          1,182
                                                         --------       --------       --------       --------
General and administrative expenses
  Costs expensed under management contract
    contract with related party                               186            133            413            372
  Other                                                        67             66            309            322
                                                         --------       --------       --------       --------
      Total general and administrative expenses               253            199            722            694
                                                         --------       --------       --------       --------
      Operating income                                        292            307            750            488
Merger transaction costs                                        -              -        (1,119)              -
Interest income                                                56             42            192            129
                                                         --------       --------       --------       --------
      Income (loss) before tax                                348            349          (177)            617
Deferred tax credit                                             -         13,750              -         13,750
Gross income tax                                               19              -             52              -
                                                         --------       --------       --------       --------
      Net income (loss)                                  $    329       $ 14,099       $  (229)       $ 14,367
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

--------------------------------------------------------------------------------------------------------------

Net cash flow
  (as defined in the Partnership Agreement and
  reduced by the merger transaction costs)               $    876       $    826       $    680       $  1,318
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

--------------------------------------------------------------------------------------------------------------

Net income (loss) per Class A Unit                       $   0.04       $   1.86       $ (0.03)       $   1.90
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Net cash flow per Class A Unit                           $   0.12       $   0.11       $   0.09       $   0.17
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Cash distributions per Class A Unit                      $  0.075       $  0.075       $  0.225       $  0.225
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Class A Units outstanding                                   7,500          7,500          7,500          7,500
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ML MACADAMIA ORCHARDS, L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                                   (in thousands)


                                                               THREE MONTHS                   NINE MONTHS
                                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                           ---------------------         ---------------------
                                                             1998          1997            1998          1997
                                                           --------      -------         --------      -------
Partners' capital at beginning of period:
  General partners                                      $     593      $     468      $     610      $     476
  Class A limited partners                                 58,678         46,320         60,355         47,180
                                                        ---------      ---------      ---------      ---------
                                                           59,271         46,788         60,965         47,656
                                                        ---------      ---------      ---------      ---------
Allocation of net income (loss):
  General partners                                              3            141            (3)            144
  Class A limited partners                                    326         13,958          (226)         14,223
                                                        ---------      ---------      ---------      ---------
                                                              329         14,099          (229)         14,367
                                                        ---------      ---------      ---------      ---------
Cash distributions:
  General partners                                              6              6             17             17
  Class A limited partners                                    562            562          1,687          1,687
                                                        ---------      ---------      ---------      ---------
                                                              568            568          1,704          1,704
                                                        ---------      ---------      ---------      ---------

Partners' capital at end of period:
  General partners                                            590            603            590            603
  Class A limited partners                                 58,442         59,716         58,442         59,716
                                                        ---------      ---------      ---------      ---------
                                                        $  59,032      $  60,319      $  59,032      $  60,319
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ML MACADAMIA ORCHARDS, L.P.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (in thousands)


                                                               THREE MONTHS                  NINE MONTHS
                                                              ENDED SEPT. 30,              ENDED SEPT. 30,
                                                         -----------------------      ------------------------
                                                           1998           1997          1998            1997
                                                         ---------      --------      ---------      ---------
Cash flows from operating activities:
  Cash received from macadamia nut sales                 $     93      $     476      $  10,357      $   9,138
  Cash paid under farming and
    management contracts                                    (782)        (1,054)        (6,336)        (4,969)
  Cash paid to other suppliers                              (533)          (168)        (1,878)          (662)
  Interest received                                            56             42            193            130
                                                         --------      ---------      ---------      ---------
Net cash provided by (used in) operating activities       (1,166)          (704)          2,336          3,637
                                                         --------      ---------      ---------      ---------

Cash flows from financing activities:
  Cash distributions paid                                   (568)          (568)        (1,704)        (1,515)
                                                         --------      ---------      ---------      ---------
Net cash used in financing activities                       (568)          (568)        (1,704)        (1,515)
                                                         --------      ---------      ---------      ---------

Net increase (decrease) in cash                           (1,734)        (1,272)            632          2,122
Cash at beginning of period                                 5,280          4,070          2,914            676
                                                         --------      ---------      ---------      ---------
Cash at end of period                                    $  3,546      $   2,798      $   3,546      $   2,798
                                                         --------      ---------      ---------      ---------
                                                         --------      ---------      ---------      ---------

Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Net income (loss)                                      $    329      $  14,099      $   (229)      $  14,367
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities:
      Depreciation and amortization                           547            477            909            701
      Decrease (increase) in account receivable           (3,475)        (2,605)          3,241          3,818
      Decrease (increase) in other current assets              45           (22)           (63)           (72)
      Decrease (increase) in annualized cost adjustment
        (other than from depreciation)                        365             41          (358)          (973)
      Decrease in prepaid merger costs                          -              -            292              -
      Increase (decrease) in accounts payable               1,337          1,069        (1,506)          (419)
      Increase (decrease) in other current liabilities      (314)           (13)             50           (35)
      Decrease in deferred tax liability                        -       (13,750)              -       (13,750)
                                                         --------      ---------      ---------      ---------
  Total adjustments                                       (1,495)       (14,803)          2,565       (10,730)
                                                         --------      ---------      ---------      ---------
Net cash provided by (used in) operating activities      $(1,166)      $   (704)      $   2,336      $   3,637
                                                         --------      ---------      ---------      ---------
                                                         --------      ---------      ---------      ---------

--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ML MACADAMIA ORCHARDS, L.P.
                          Notes to Financial Statements
                          -----------------------------

(1) On September 10, 1998 the Board of Directors of Mauna Loa Resources Inc., the managing general partner, approved changing the name of the Partnership from Mauna Loa Macadamia Partners, L.P. to ML Macadamia Orchards, L.P. Trading of the Partnership's units on the New York Stock Exchange under the new name began on October 5, 1998. The trading symbol, "NUT", remains unchanged.

(2) In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly its financial position as of September 30, 1998, September 30, 1997 and December 31, 1997 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 1998 and 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.

(3) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership's 1997 Annual Report on Form 10-K.

(4) All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(5) All capital allocations reflect the general partners' 1% equity interest and the limited partners' 99% percent equity interest. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(6) On September 10, 1998, the third quarter cash distribution was declared in the amount of seven and one-half cents (7.5 CENTS) per Class A Unit, payable on November 13, 1998 to unitholders of record as of the close of business on September 30, 1998.

(7) On June 26, 1998, a special meeting of the Partnership's unitholders was held for the purpose of voting on a Merger Proposal by and between the Partnership and C. Brewer Homes, Inc., Approval of Amendment Proposals, and Approval of Option Plan Proposal. The Merger Proposal was not approved, and all costs related to the merger were expensed in the quarter ending June 30, 1998.

(8) In December 1997, the Partnership elected to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This election was subject to the Partnership paying a 3.5% tax on gross income beginning January 1, 1998.

                            ML MACADAMIA ORCHARDS, L.P.
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                   ---------------------------------------------


OPERATING RESULTS -- FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

     For the first three months and first nine months of 1998, nut production, nut price and revenues are summarized below:


                                                 For the Three Months
                                                  Ended September 30,                Change
                                                ---------------------            -------------
                                                  1998         1997
                                                --------     --------
     Nuts harvested (000's pounds WIS)            5,685        5,035            +          13%
     Average nut price (per pound)              $0.6122      $0.6119                        -
                                                -------      -------
     Net nut sales ($000's)                       3,480        3,081            +          13%
                                                -------      -------
                                                -------      -------


                                                  For the Nine Months
                                                  Ended September 30,                Change
                                                ---------------------            -------------
                                                  1998         1997
                                                --------     --------
     Nuts harvested (000's pounds WIS)           11,486        8,696            +          32%
     Average nut price (per pound)              $0.6119      $0.6118                        -
                                                -------      -------
     Net nut sales ($000's)                       7,029        5,320            +          32%
                                                -------      -------
                                                -------      -------

     Nut production in the third quarter 1998 was 13% higher than the third quarter 1997. This is due to earlier harvesting in Keaau and Mauna Kea, where production has not been hindered by the drought (see below). Production for the first nine months of 1998 surpassed the previous year by 32% due to the very large first quarter harvest, which is a result of harvest timing differences in the previous fall/winter crop

     Production costs are based on annualized standard unit costs. Total production costs were 14% higher for the third quarter 1998 and 34% higher for the first nine months of 1998 compared to the respective periods in the prior year. These higher costs are due to the larger harvest for these periods. On a per pound basis, the production costs are 1% and 2% higher for the three and nine month periods in 1998 due to the additional costs of irrigation.

     General and administrative costs are higher by 27% and 4% for the three-month and nine-month periods in 1998 as compared to the respective periods in 1997. Until 1998, the general partner and Partnership offices were located in the corporate offices of C. Brewer Company, Limited ("CBCL"), and the costs of office rent, telephone and postage were absorbed by CBCL. CBCL moved their headquarters to Hilo, Hawaii, this year, and these occupancy costs are being incurred for the first time by the Partnership. The Partnership generated more interest income in 1998 as a result of having more cash on hand.

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

DROUGHT

     The Ka'u region of the island of Hawaii, where 48% of the Partnership's orchards are located, continues to suffer from drought conditions caused by the weather pattern known as El Nino. Ka'u has received only 5.5 inches of rainfall so far this year compared to last year's rainfall through September 1997 of 39 inches. While approximately one-third of the acres in Ka'u have irrigation, production will be negatively impacted for the remainder of 1998 and most likely into 1999.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

       Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4.0 million revolving line of credit. The Partnership had a cash balance of $3.5 million at September 30, 1998, and there were no line of credit drawings outstanding. It is the opinion of management that the Partnership has adequate cash on hand to meet anticipated working capital needs.

ASSESSMENT OF YEAR 2000

     The issue of Year 2000 concerns the situation that many computer systems may not be able to distinguish the year 2000 from the year 1900 unless modifications are made. Many experts fear that this programming flaw could debilitate computer systems worldwide.

     The Partnership is in the process of assessing the issue of Year 2000 to determine its state of readiness and if adverse consequences will have a material effect on business, results of operations, or financial condition.

     The Partnership has determined that it has no internal information technology ("IT") or non-IT systems that could have adverse consequences if not modified. There are, however, numerous third parties having a material relationship with the Partnership, and the assessment of the Year 2000 readiness of these third parties is still in process. The key third parties to be assessed are the managing partner, the contract farmers, the exclusive customer, the CPA firm doing tax accounting and tax returns, the stock exchange, stockbrokers and their agents, and our transfer agent. Most of these third parties have announced their schedules of Year 2000 testing and dates of modification for IT systems applicable to the Partnership.

     The cost to the Partnership to address Year 2000 issues is not anticipated to be material. If some third party suppliers have not become Year 2000 compliant, the reporting of buy and sell transactions from stockbrokers or reporting agencies could be inaccurate or incomplete. Any delay in the completion of this task could delay the completion of our Year 2000 tax return and related K-1 schedules to unitholders.

LEGAL PROCEEDINGS

     On November 6, 1997, the Partnership announced a proposed merger with C. Brewer Homes, Inc. Waterside Partners, which alleged that it was a limited partner who owned 1,000 units at the time, filed a derivative complaint in the Delaware Chancery Court on January 5, 1998, asking for (1) an injunction enjoining the proposed merger; (2) a rescission of the merger if it was consummated; (3) an accounting to the Partnership for any damages sustained by the Partnership; and (4) an award to plaintiff for its attorney's fees and costs. The Plaintiff did not obtain an injunction, but commenced a letter and telephone campaign for the purpose of persuading unitholders to vote against the proposed merger at the unitholders' meeting. The meeting took place as scheduled on June 26, 1998, and the proposed merger failed to secure the necessary favorable vote of a majority of the unitholders. The lawsuit was dismissed on July 14, 1998. The plaintiff filed a motion on July 13, 1998 asking that it be awarded its costs and expenses, for prosecution of the lawsuit and the proxy contest. Plaintiff claimed $450,000 in attorney's fee, representing approximately triple the amount of its claimed attorney's time of $146,905, plus expenses of $79,276.95. Exhibits to the Plaintiff's motion indicate that the great majority of the time spent by attorneys and more than 90% of the costs related to the proxy contest rather than the litigation.
The Partnership believes that the motion is entirely without merit and plans to defend it vigorously.



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


          Exhibit                                                      Page
          Number         Description                                  Number
          --------       -----------                                  ------
            11.1         Statement re Computation of Net Income
                           per Class A Unit                             12

            27           Financial Data Schedule (filed only
                           electronically with the SEC)                 --

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the third quarter of 1998.

                            ML MACADAMIA ORCHARDS, L.P.


                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ML MACADAMIA ORCHARDS, L.P.
                                               (Registrant)


                                   By   MAUNA LOA RESOURCES INC.
                                        Managing General Partner

Date:  October 28, 1998                 By  /s/ Gregory A. Sprecher
                                        ---------------------------
                                             GREGORY A. SPRECHER
                                          Senior Vice President and
                                           Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                          and Duly Authorized Officer)




                                   EXHIBIT INDEX

   Number           Description of Exhibits                           Page No.
   ------           -----------------------                           ---------
   11.1             Statement re Computation of Net Income               12
                       per Class A Unit

   27               Financial Data Schedule (filed only
                       electronically with the SEC)                      --