Form 10-K405
period 1998-12-31
ML MACADAMIA ORCHARDS L P
filed 1999-03-29
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                             ------------------
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9145
                                                 -------

                           ML MACADAMIA ORCHARDS, L.P.
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
           Title of Each Class                   on Which Registered
 -----------------------------------           -----------------------
    Depositary Units Representing
 Class A Limited Partners' Interests           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K. /X/

As of March 15, 1999, 7,500,000 shares of the registrant's Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $28,125,000 (based on the closing price on that date of $3.75 per Unit).

                       This page left intentionally blank.

                                     PART I

ITEM 1.  BUSINESS OF THE PARTNERSHIP

GENERAL DESCRIPTION OF THE BUSINESS

ML Macadamia Orchards, L.P. (the "Partnership") is a publicly-traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing macadamia nuts in Hawaii. It is one of the world's largest growers of macadamia nuts. The Partnership owns or leases approximately 4,027 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii, where macadamia nut yields are among the world's highest. ("Tree acres" are acres of the Partnership's owned or leased lands utilized for macadamia nut orchards. "Gross acres" includes areas not utilized for orchards.) The Partnership is managed by its sole general partner, ML Resources, Inc. ("MLR" or the "Managing Partner"). The Managing Partner is owned by Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). Mauna Loa is a wholly owned subsidiary of C. Brewer and Company, Limited ("CBCL"), which in turn is wholly owned by Buyco, Inc. ("Buyco").

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

NUT PURCHASE CONTRACTS.

The Partnership is a party to four nut purchase contracts with Mauna Loa. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, and September 1991, respectively. The first two contracts expire in 2006, while the third contract expires in 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase in September 1991 of the Lot 10 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than a calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the United States Department of Agriculture and 50% on Mauna Loa's "netback component." The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The first three nut purchase contracts may be terminated by Mauna Loa upon thirty days' notice if the Managing Partner is involuntarily removed as the managing general partner and replaced by a person or entity not affiliated with Mauna Loa. The fourth nut purchase contract may be terminated at any time by mutual agreement in writing, or it may be terminated by the Partnership as of the end of any calendar year by giving Mauna Loa at least twelve months advance notice of its intention to terminate.

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

Approximately fifty percent of sales of the MAUNA LOA-Registered
Trademark- brand are made in the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers.

Approximately thirty percent of sales of the MAUNA LOA-Registered Trademark- brand are made in Hawaii where Mauna Loa sells through its own direct sales force primarily to retailers. Substantial portions of the macadamia nut products sold are purchased by visitors for gifts and souvenirs. Mauna Loa believes that it is the largest seller of macadamia products in the State of Hawaii.

Outside the United States, Mauna Loa's other major market is Japan and the Far East. Approximately fifteen percent of sales of the MAUNA LOA-Registered Trademark- brand are made in Japan and the Far East.

The remaining sales are comprised of ingredient nuts, visitor center sales, and mail order sales.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America. For the 1998/99 crop year, Hawaii is expected to supply 30% of the world crop, and Australia, the world's largest producer, is expected to supply 44%.

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

ORCHARD MAINTENANCE. Maintenance of an orchard is essential to macadamia nut farming. Pruning and hedging of trees is necessary to allow space for mechanical harvesting and cultivating equipment to operate safely and efficiently and to remove dead branches. Where mechanical equipment is used, the orchard floor must be maintained in a condition that will permit its operation. Soil and gravel are used to repair mud holes and other surface irregularities caused by soil erosion from heavy rain and by farming equipment, though this operation is not performed as frequently due to current cost controls. Pruning and surface maintenance are usually performed after the harvest season.

Orchard management also requires the proper selection and application of fertilizers, pesticides (to control rodents, insects and fungi) and herbicides (to control weeds). Insects, rodents and fungi, as well as wild pigs, if not controlled, can cause losses to nut production.

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

Mechanical harvesting is less costly than hand harvesting, but mechanical harvesting is possible only where the orchard floor is relatively flat. Approximately 56% of the orchards acquired in 1986, 81% of the orchards acquired in 1989 and all of the orchard acquired in 1991 are currently mechanically harvested. The remaining acreage of the 1986 and 1989 orchards is too uneven for mechanical harvesting and must be harvested by hand.

During the harvest season, the nuts are collected every six to ten weeks. Nuts suffer loss in quality if they remain on the ground too long. The harvested nuts are then transported to the husking facility. The Keaau and Ka'u areas have husking facilities, which are not owned by the Partnership. Nuts harvested in the Mauna Kea area are transported to the husking facility in the Keaau area. At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content and kernel quality. Title to the nuts passes to Mauna Loa after weighing, and the nuts are then moved to a drying facility.

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

At Mauna Loa's plant in Keaau, the harvested nuts pass by conveyors over metal screens, blowers and rock separators that remove everything but the in-husk nuts. The husks are then split and removed by pressing the nuts between steel roller bars and a rubber pad. At this stage, the nut kernels are still encased in their hard round shells and roughly 20% of their weight is attributable to moisture content. At this point, the nuts are referred to as wet-in-shell (commonly abbreviated "WIS"). The WIS weight of the nuts is used to determine payments to be made by Mauna Loa under the Nut Purchase Contracts. Approximately 20% of the WIS weight of the nuts will become dry salable kernels when all further processing is completed.

After the nuts are weighed the moisture content of the nuts is reduced by blowing warm air over them, producing DIS nuts. The nuts are then cracked by metal rollers to remove the shell. Mechanical and optical equipment, as well as hand sorting, are used to separate the nut kernels from pieces of broken shell.

The dry nut kernels are roasted and then sorted into retail and commercial grades. At this stage, less than half of the nuts are bulk-packed and sent to four co-packers on the U.S. mainland for packaging. At Mauna Loa's plant in Keaau the nuts may be salted, or covered with chocolate or one of several candy glazes, and finally packaged, labeled and readied for shipment.

STABILIZATION PAYMENTS

In December 1986, the Partnership acquired a 266 acre orchard that was several years younger than other orchards of the Partnership. Because of the relative immaturity of the newer orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

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

In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. The Partnership paid KACI $54,000 under these provisions for 1996 and $297,000 for 1997. No additional rent was due in 1998, and no amounts were payable with respect to prior years.

RISKS INVOLVED IN OPERATING MACADAMIA ORCHARDS

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 1.3% in 1996, 2.0% in 1997 and 0.9% in 1998.

DISEASES AND PESTS. The Partnership's Keaau orchards have experienced tree replacements of 2.1% in 1996, 2.7% in 1997 and 1.9% in 1998. Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as "Macadamia Quick Decline" ("MQD"). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD. Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties. Based on the latest research, Mauna Loa and the University of Hawaii are working to identify the specific causes of the problem and potentially to develop feasible control measures. There is no assurance, however, that a feasible control measure can be developed. Approximately 9% of the Partnership's orchards are variety 333 and 45% are variety 344. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka'u orchards, but tree losses to date have been less than 1% in the Ka'u area.

There are also two types of fungal diseases, which can affect nut production but are not fatal to the trees themselves. One of these is Phytophthora, which affects the macadamia flowers and nutlets, and the other is Botrytis cinerea. These types of fungal disease were generally controllable with fungicides, but many of these fungicides are no longer available. Historically, these fungi have attacked the orchards located in Keaau every three or four years. There was a Phytophthora occurrence in the Keaau and Mauna Kea orchards in the spring of 1994 and, as there are currently no feasible methods available to treat Phytophthora, the 1995-96 crop year production for these orchards was affected.

WINDSTORMS AND INSURANCE. The Partnership's orchards are located in areas on the island of Hawaii that are susceptible to windstorms. Twenty-four major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to Partnership orchards. Several of the Partnership's orchards are surrounded by windbreak trees, which provide limited protection. Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

On February 24, 1997, high winds hit the Hilo side of the island of Hawaii, resulting in the loss of 5,381 trees (about 1.5% of all of the Partnership's trees) in the Mauna Kea and Keaau orchards. Clean-up and replanting costs were approximately $275,000. There was no insurance recovery because losses were below the deductible amount.

For 1999, the Partnership has secured tree and crop insurance coverage under a federally subsidized program. The tree insurance provides coverage up to a maximum of approximately $36 million against loss of trees due to wind, fire or volcanic activity. The crop insurance provides coverage up to a maximum of approximately $7.5 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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


        Year                          Ka'u          Keaau      Mauna Kea
        ----                         ------        -------     ---------
        1994                          68.7"        173.3"         249.7"
        1995                          27.0"         88.6"         123.1"
        1996                          69.3"        125.2"         146.6"
        1997                          54.9"        142.3"         157.5"
        1998                           8.8"        115.5"         153.7"

For the first eleven months of 1995 very dry conditions prevailed in the Partnership's orchards, with the Ka'u area being particularly affected. Though the rainfall returned to more normal levels in the second half of 1996 and 1997, the Partnership's 1995-96 crop year production was adversely affected by this drought.

The heavy rainfall experienced in January and February 1994 in the Keaau orchards (forty inches compared to a historical average of twenty-one) induced flower disease and limited pollination. The 1994-95 crop year production for the Keaau orchards was adversely impacted by these unusual wet conditions.

The 1998 El Nino related drought affected all of Hawaii for the first three months of 1998 and continued for the full year in Ka'u. The Ka'u region recorded the lowest rainfall in the Partnership's history, with less than nine inches of rain. The 1998-99 crop year will be substantially reduced for Ka'u orchards, and the 1999-2000 crop year may also be affected. Production in Keaau and Mauna Kea was not adversely affected by the drought.

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

EMPLOYEES

The Partnership presently has no employees. Instead, the employees, officers and directors of the Managing Partner perform all management functions for the Partnership. As of December 31, 1998, the Managing Partner employed three people.

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

RAINFALL. Macadamia trees grow best in climates with substantial and evenly distributed rainfall (or equivalent irrigation) and in soil that provides good drainage. Inadequate rainfall can significantly reduce nut yields, while excessive rain without adequate drainage can impede healthy tree growth, promote the growth of harmful fungal diseases and produce mud holes that require repair of the orchard floor.

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

ORCHARDS. The following table lists each of the orchards, the year acquired, gross and tree acres, tenure, and lease rents:


                                      TREE                           LEASE        MIN. RENT
      ORCHARD           ACQUIRED      ACRES         TENURE        EXPIRATION      PER ANNUM
---------------------  -----------  ---------- ------------------ ------------   ------------
Keaau I                June 1986       1467        Fee simple
Ka'u I                 June 1986        456        Fee simple
     "                 June 1986        500       Leasehold (1)       2019         $10,500
Ka'u Green Shoe I      Dec. 1986        266       Leasehold (1)       2019         $ 5,586
Keaau II               Oct. 1989        220        Fee simple
Ka'u II                Oct. 1989        327       Leasehold (2)       2034         $32,702
     "                 Oct. 1989        175       Leasehold (1)       2028         $17,314
     "                 Oct. 1989         26       Leasehold (3)       2029         $ 1,020
     "                 Oct. 1989        137       Leasehold (1)       2031         $12,757
     "                 Oct. 1989         49       Leasehold (1)       2031         $ 5,828
Mauna Kea              Oct. 1989        326       Leasehold (2)       2034         $32,560
Keaau Lot 10          Sept. 1991         78        Fee simple
                                       ----
  Total acres                          4027



(1)  Lease of land only; trees may be removed at termination of lease.
(2) Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019.
(3)  Lease of land; trees revert to lessor upon termination of lease.

For certain additional information concerning farming leases, see Item 13, page 41.

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

ITEM 3. LEGAL PROCEEDINGS.

On November 6, 1997, the Partnership announced a proposed merger with C. Brewer Homes, Inc. Waterside Partners, which alleged that it was a limited partner who owned 1,000 units at the time, filed a derivative complaint in the Delaware Chancery Court on January 5, 1998, asking for (1) an injunction enjoining the proposed merger; (2) a rescission of the merger if it was consummated; (3) an accounting to the Partnership for any damages sustained by the Partnership; and (4) an award to plaintiff for its attorney's fees and costs. The Plaintiff did not obtain an injunction, but commenced a letter and telephone campaign for the purpose of persuading unitholders to vote against the proposed merger at the unitholders' meeting. The meeting took place as scheduled on June 26, 1998, and the proposed merger failed to secure the necessary favorable vote of a majority of the unitholders. The lawsuit was dismissed on July 14, 1998. The plaintiff filed a motion on July 13, 1998 asking that it be awarded its costs and expenses, for prosecution of the lawsuit and the proxy contest. Plaintiff claimed $450,000 in attorney's fee, representing approximately triple the amount of its claimed attorney's time of $146,905, plus expenses of $79,276.95. Exhibits to the Plaintiff's motion indicate that the great majority of the time spent by attorneys and more than 90% of the costs related to the proxy contest rather than the litigation. A hearing was held on the Motion for attorney's fees and expenses on January 29, 1999, and the court has ruled that the Plaintiff is not entitled to any attorney fees or expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED UNITHOLDER MATTERS.

The Partnership's Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 1,741 registered holders Class A Depositary Units on December 31, 1998.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:


----------------------------------------------------------------------
                            Distribution         High          Low
----------------------------------------------------------------------
1998:   4th Quarter           $0.075            3 11/16       3 1/4
        3rd Quarter            0.075            4             3 1/2
        2nd Quarter            0.075            4 3/16        3 1/8
        1st Quarter            0.075            4             3

1997:   4th Quarter           $0.075            4 3/8         3 1/2
        3rd Quarter            0.075            4 1/4         3 11/16
        2nd Quarter            0.075            4 1/8         3 5/8
        1st Quarter            0.075            4 5/8         3 1/8


ITEM 6.  SELECTED FINANCIAL DATA.
     (In thousands, except per pound and per unit data)


                                                    1998         1997          1996          1995          1994
                                                    ----         ----          ----          ----          ----
   Financial:
        Total revenue                             $12,408       $12,128       $13,216       $10,590       $10,107
        Net cash provided by
          operating activities (1)                  3,675         4,613         2,062         3,370         1,568
        Income before taxes                         1,039         1,831         3,033         1,192           157
        Net income                                    963        15,581         3,033         1,192           486
        Distributions declared                      2,273         2,273         1,515         1,515         2,273
        Total working capital                       5,785         5,213         4,342         1,235           219
        Total assets                               64,842        66,727        65,953        64,455        67,544
        Long-term debt                                  -             -             -             -           264
        Total partners' capital                    59,655        60,965        47,656        46,138        46,461
        Class A limited partners' capital          59,058        60,355        47,179        45,676        45,996
        Net cash flow (2)                           2,566         3,435         4,635         2,793         3,206

   Operations (3):
        Macadamia nuts harvested (lbs.) (4)        19,463        20,315        22,110        18,820        18,943
        Net price $/lb. (4)(5)                    $0.6375       $0.5970       $0.5977       $0.5627       $0.5363

   Per Class A Unit (6):
        Income before taxes                       $  0.14       $  0.24       $  0.40       $  0.16       $  0.02
        Net income                                   0.13          2.06          0.40          0.16          0.06
        Net cash flow                                0.34          0.45          0.61          0.37          0.42
        Distributions                                0.30          0.30          0.20          0.20          0.30
        Partners' capital                            7.87          8.05          6.29          6.09          6.13

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

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

RESULTS OF OPERATIONS - 1998, 1997 AND 1996

PRODUCTION AND YIELDS

Production and yield data for the seven orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

                                                                                      Average Yield per Acre
                                                                     1998         -----------------------------
      Orchard                      Acquired          Acreage      Production       1998        1997        1996
------------------------          ----------         -------      ----------       ----        ----        ----
Keaau I                            June 1986          1,467       7,122,987       4,855       4,212       5,104
Keaau II                           Oct. 1989            220         733,894       3,336       2,686       3,513
Keaau Lot 10                      Sept. 1991             78         285,589       3,661       3,551       3,884
Ka'u I                             June 1986            956       6,872,976       7,189       6,168       7,029
Ka'u Green Shoe I                  Dec. 1986            266         864,329       3,249       8,617       6,063
Ka'u II                            Oct. 1989            714       2,720,933       3,811       5,746       4,829
Mauna Kea                          Oct. 1989            326         862,193       2,645       2,994       5,420
                                                      -----       ---------
  Totals (except yields
    which are averages)                               4,027      19,462,901       4,833       5,045       5,490
                                                      -----      ----------
                                                      -----      ----------


For 1998, overall nut production was down 4%. The Keaau orchards, affected by the drought only through March 1998, increased production by 16% compared to 1997. The combined Ka'u orchards, where the El Nino related drought had the most effect, were down 15%. The Ka'u Green Shoe I orchard is without irrigation and suffered the most, down 62%. However, its 1997 harvest was exceptionally large due to the timing difference of an early 1997 winter harvest and a late 1996 winter harvest. Although from two different crop years (the crop year being from July 1 to June 30), both harvests occurred in the same calendar year, thereby increasing its 1997 reported production.

For 1997, yields were down 18% for the combined Keaau orchards and down 55% for Mauna Kea compared to 1996. This was partly the result of high winds that hit the Hilo side of the island of Hawaii in February 1997 causing a loss of 5,381 trees.

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

REVENUE

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these factors is summarized in the following table:


                                                                                  1998        1997
                                                                                  over        over
                                          1998            1997          1996      1997        1996
                                          ------         ------       ------      ----        ----
Trees acres harvested                      4,027          4,027        4,027       -           -
Average yield (WIS lbs./acre)              4,833          5,045        5,490       - 4%        - 8%
                                          ------         ------       ------
Nuts harvested (000's WIS lbs.)           19,463         20,315       22,110       - 4%        - 8%
Nut price ($/WIS lbs. @ 25%)              0.6375         0.5970       0.5977       + 7%        -
                                          ------         ------       ------
Gross nut sales ($000's)                  12,408         12,128       13,216       + 2%        - 8%
                                          ------         ------       ------
                                          ------         ------       ------

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

The following table sets forth the manner in which the nut purchase price per pound was determined for 1998, 1997 and 1996 ($/lb.):


                                                      1998         1997         1996
                                                      ----         ----         ----
USDA price - two years prior (a)                     0.6886       0.6413       0.6391
USDA price - one year prior (a)                      0.7125       0.6886       0.6413
                                                     ------       ------       ------
USDA price - two year trailing average               0.7006       0.6650       0.6402
                                                     ------       ------       ------
                                                     ------       ------       ------

Gross revenues                                       2.2741       2.1673       2.0544
Less allocable processing, packaging,
  marketing, sales and advertising costs             1.5654       1.5150       1.3692
Less 20% capital charge                              0.1417       0.1305       0.1370
                                                     ------       ------       ------
Net-back component                                   0.5670       0.5218       0.5482
                                                     ------       ------       ------
                                                     ------       ------       ------

USDA price - two year trailing average               0.7006       0.6650       0.6402
Net-back component                                   0.5670       0.5218       0.5482
                                                     ------       ------       ------
Average of USDA two year trailing
  average price and net-back component               0.6338       0.5934       0.5942
Plus Hawaii general excise tax (0.5%)                0.0032       0.0030       0.0030
                                                     ------       ------       ------
Net purchase price (b)                               0.6369       0.5964       0.5972
                                                     ------       ------       ------
                                                     ------       ------       ------

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

The 1998 average nut price of $0.6375 per pound was 6.8% higher than 1997. The USDA trailing average component increased by $0.0357, and the netback component increased by $0.0451. The netback increase is attributable mostly to a 5% increase in Mauna Loa's revenues per pound.

The 1997 average nut price of $.5970 per pound was nearly the same as the price for 1996. Although the USDA trailing average increased by $.0248, the netback component decreased by $.0264. This decrease is attributable to a 10% increase in Mauna Loa's processing costs and a 13% increase in marketing costs. Mauna Loa's revenues increased by 6%, but not enough to offset the higher expenses.

The USDA published price for the 1997-98 crop year was $0.6996 per pound (WIS at 25% moisture), which is 1.8% lower than the 1996-97 price of $0.7125 and 1.6% higher than the 1995-96 of $0.7125. The USDA two-year trailing average which affects the Partnership's 1999 nut price will be $0.7061, a 0.8 % increase over the 1998 two-year average.

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

The Partnership's unit costs (expressed in dollars per wet-in-shell pound at 25% moisture), which are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax and tree insurance) by the number of pounds of macadamia nuts produced by that orchard, are summarized below ($/lb.):


                                                      Cost per pound
                                              -------------------------------
      Orchard              Acquired            1998         1997        1996
-----------------         ----------           ----         ----        ----
Keaau I                   June 1986           0.4557       0.4972      0.4374
Keaau II                  Oct. 1989           0.5640       0.6385      0.5170
Keaau Lot 10             Sept. 1991           0.3297       0.3145      0.2662
Ka'u I                    June 1986           0.4270       0.4429      0.3992
Ka'u Green Shoe I         Dec. 1986           0.4669       0.3881      0.3115
Ka'u II                   Oct. 1989           0.5387       0.3819      0.4089
Mauna Kea                 Oct. 1989           0.8802       0.8059      0.5468

All Orchards                                  0.4787       0.4623      0.4192


Total production costs charged to the income statement decreased by $69,000 in 1998, but increased by 3.5% in cost per pound. Production costs were generally down due to the overall lower production, but irrigation costs were higher by $300,000 in 1998 due to the drought. Total production costs were higher in 1997 compared to 1996 by $238,000. The higher costs were mostly due to the additional percentage rent of $297,000 incurred on the Ka'u Green Shoe I lease.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative expenses are comprised of accounting and reporting costs, reimbursements to the Managing Partner for compensation, directors' fees, office expenses and liability insurance, and the management fee. These costs were $95,000 higher in 1998 than in 1997. Until 1998, the general partner and Partnership offices were located in the corporate offices of C. Brewer and Company, Limited ("CBCL"), and office costs, such as office rent, telephone and postage, were absorbed by CBCL. CBCL moved their headquarters to Hilo, Hawaii, in early 1998, and these occupancy costs were incurred for the first time by the Partnership. Total general and administrative costs in 1997 were $47,000 higher than in 1996. The management fee was $57,000 for 1998, $75,000 for 1997 and $102,000 for 1996.

INTEREST INCOME AND EXPENSE

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates. Throughout 1998 the Partnership had cash on hand, earned $244,000 in interest income (net of line of credit fees), and incurred no interest expense. Interest income was $171,000 in 1997 and $33,000 in 1996, which was offset by interest expense and line of credit fees totaling $33,000.

MERGER TRANSACTION COSTS

The Partnership incurred special charges of $1.1 million in the second quarter of 1998 resulting from the write off of costs related to the cancelled merger of the Partnership with Hawaii Land and Farming (formerly C. Brewer Homes, Inc.).

INFLATION AND TAXES

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance. Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998. With this election, the deferred tax liability was reduced in the third quarter 1997 from $14,982,000 to $1,232,000, creating a deferred tax credit of $13,750,000.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4.0 million revolving line of credit. The line was extended for one year on June 1, 1997, again on June 1, 1998, and may be extended for additional one-year intervals upon the payment of extension fees.

The Partnership had a cash balance of $4.3 million at year-end 1998, and there were no line of credit drawings during 1998 or 1997. Line of credit borrowings were $430,000 in 1996. It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.

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

RECENT DEVELOPMENTS

The Ka'u region received 8.8 inches of rainfall in 1998, compared to 43 inches of rainfall in 1997. Production in Ka'u, which accounts for 48% of the Partnership's orchards, was lower by 15% in 1998 compared to 1997, and may be negatively impacted in 1999 due to the drought. So far in 1999, Ka'u has received approximately 10 inches of rainfall.

LEGAL PROCEEDINGS

On November 6, 1997, the Partnership announced a proposed merger with C. Brewer Homes, Inc. Waterside Partners, which alleged that it was a limited partner who owned 1,000 units at the time, filed a derivative complaint in the Delaware Chancery Court on January 5, 1998, asking for (1) an injunction enjoining the proposed merger; (2) a rescission of the merger if it was consummated; (3) an accounting to the Partnership for any damages sustained by the Partnership; and (4) an award to plaintiff for its attorney's fees and costs. The Plaintiff did not obtain an injunction, but commenced a letter and telephone campaign for the purpose of persuading unitholders to vote against the proposed merger at the unitholders' meeting. The meeting took place as scheduled on June 26, 1998, and the proposed merger failed to secure the necessary favorable vote of a majority of the unitholders. The lawsuit was dismissed on July 14, 1998. The plaintiff filed a motion on July 13, 1998 asking that it be awarded its costs and expenses, for prosecution of the lawsuit and the proxy contest. Plaintiff claimed $450,000 in attorney's fee, representing approximately triple the amount of its claimed attorney's time of $146,905, plus expenses of $79,276.95. Exhibits to the Plaintiff's motion indicate that the great majority of the time spent by attorneys and more than 90% of the costs related to the proxy contest rather than the litigation. A hearing was held on the Motion for attorney's fees and expenses on January 29, 1999, and the court has ruled that the Plaintiff is not entitled to any attorney fees or expenses.

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES.


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                           Page
                                                                          Number
                                                                          ------
Report of Independent Accountants                                           23

Balance Sheets, December 31, 1998 and 1997                                  24

Income Statements, for the Years Ended December 31, 1998, 1997 and 1996     25

Statements of Partners' Capital, for the Years Ended December 31, 1998,
     1997 and 1996                                                          26

Statements of Cash Flows for the Years Ended December 31, 1998,
     1997 and 1996                                                          27

Notes to Financial Statements, Including Supplementary Data                 28

                        REPORT OF INDEPENDENT ACCOUNTANTS


Limited Partners
ML Macadamia Orchards, L.P.


In our opinion, the accompanying balance sheets and the related income statements, statements of partners' capital and statements of cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Honolulu, Hawaii
February 5, 1999

                           ML MACADAMIA ORCHARDS, L.P.
                                 BALANCE SHEETS
                                 (in thousands)


                                                                    DECEMBER 31,
                                                                1998           1997
   ASSETS
   ------
   Current assets
     Cash and cash equivalents                                 $ 4,317       $ 2,914
     Accounts receivable, primarily from related parties         5,435         6,809
     Other current assets                                            -            20
                                                               -------       -------
       Total current assets                                      9,752         9,743
   Land, orchards and equipment, net                            55,090        56,692
   Capitalized acquisition costs                                     -           292
                                                               -------       -------
     Total assets                                              $64,842       $66,727
                                                               -------       -------
                                                               -------       -------


   LIABILITIES AND PARTNERS' CAPITAL
   ---------------------------------
   Current liabilities
     Accounts payable to related parties                       $ 3,021       $ 3,681
     Cash distributions payable                                    568           568
     Other current liabilities                                     378           281
                                                               -------       -------
       Total current liabilities                                 3,967         4,530
   Deferred income tax liability                                 1,220         1,232
                                                               -------       -------
       Total liabilities                                         5,187         5,762
                                                               -------       -------
   Commitments and contingencies
   Partners' capital
     General partner                                               597           610
     Class A limited partners, no par or assigned value,
        7,500 units issued and outstanding                      59,058        60,355
                                                               -------       -------
       Total partners' capital                                  59,655        60,965
                                                               -------       -------
       Total liabilities and partners' capital                 $64,842       $66,727
                                                               -------       -------
                                                               -------       -------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                                INCOME STATEMENTS
                      (In thousands, except per unit data)


                                                    1998            1997            1996
                                                    ----            ----            ----
   Macadamia nut sales to related party           $ 12,408        $ 12,128       $ 13,216
   Cost of goods sold
     Costs expensed under farming contracts
      with related parties                           7,466           7,301          7,316
     Depreciation and amortization                   1,603           1,604          1,602
     Other                                             369             602            351
                                                  --------        --------       --------
         Total cost of goods sold                    9,438           9,507          9,269
                                                  --------        --------       --------
         Gross income                                2,970           2,621          3,947
   General and administrative expenses
     Costs expensed under management
      contract with related party                      584             503            493
     Other                                             472             458            421
                                                  --------        --------       --------
         Operating income                            1,914           1,660          3,033
   Merger transaction costs                         (1,119)              -              -
   Interest income                                     244             171              -
                                                  --------        --------       --------
         Income before tax                           1,039           1,831          3,033
   Income tax benefit (expense)                        (76)         13,750              -
                                                  --------        --------       --------
         Net income                               $    963        $ 15,581       $  3,033
                                                  --------        --------       --------
                                                  --------        --------       --------

-----------------------------------------------------------------------------------------

   Net cash flow (as defined in the
     Partnership Agreement)                       $  2,566        $  3,435       $  4,635
                                                  --------        --------       --------
                                                  --------        --------       --------

-----------------------------------------------------------------------------------------

   Net income per Class A Unit                    $   0.13        $   2.06       $   0.40
                                                  --------        --------       --------
                                                  --------        --------       --------

   Net cash flow per Class A Unit                 $   0.34        $   0.45       $   0.61
                                                  --------        --------       --------
                                                  --------        --------       --------

   Cash distributions per Class A Unit            $   0.30        $   0.30       $   0.20
                                                  --------        --------       --------
                                                  --------        --------       --------

   Class A Units outstanding                         7,500           7,500          7,500
                                                  --------        --------       --------
                                                  --------        --------       --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)


                                              1998          1997          1996
                                              ----          ----          ----
   Partners' capital at beginning of period:
     General partners                        $   610       $   477       $   462
     Class A limited partners                 60,355        47,179        45,676
                                             -------       -------       -------
                                              60,965        47,656        46,138
                                             -------       -------       -------

   Allocation of net income:
     General partners                             10           156            30
     Class A limited partners                    953        15,426         3,003
                                             -------       -------       -------
                                                 963        15,582         3,033
                                             -------       -------       -------

   Cash distributions:
     General partners                             23            23            15
     Class A limited partners                  2,250         2,250         1,500
                                             -------       -------       -------
                                               2,273         2,273         1,515
                                             -------       -------       -------

   Partners' capital at end of period:
     General partners                            597           610           477
     Class A limited partners                 59,058        60,355        47,179
                                             -------       -------       -------
                                             $59,655       $60,965       $47,656
                                             -------       -------       -------
                                             -------       -------       -------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                              1998             1997            1996
                                                            --------        --------        --------
   Cash flows from operating activities:
     Cash received from macadamia nut sales                 $ 13,837        $ 12,218        $ 10,412
     Cash paid under farming and management contracts         (8,404)         (6,746)         (7,641)
     Cash paid to other suppliers                             (2,002)         (1,030)           (704)
     Interest received (paid), net                               244             171              (5)
                                                            --------        --------        --------
   Net cash provided by operating activities                   3,675           4,613           2,062
                                                            --------        --------        --------

   Cash flows from investing activities:
     Capital acquisition costs expenditures                        -            (292)              -
     Capital expenditures                                          -               -             (23)
                                                            --------        --------        --------
   Net cash used in investing activities                           -            (292)            (23)
                                                            --------        --------        --------

   Cash flows from financing activities:
     Principal payments of mortgage note                           -               -            (265)
     Distributions paid                                       (2,272)         (2,083)         (1,519)
                                                            --------        --------        --------
   Net cash used in financing activities                      (2,272)         (2,083)         (1,784)
                                                            --------        --------        --------

   Net increase in cash                                        1,403           2,238             255
   Cash at beginning of period                                 2,914             676             421
                                                            --------        --------        --------
   Cash at end of period                                    $  4,317        $  2,914        $    676
                                                            --------        --------        --------
                                                            --------        --------        --------

   Reconciliation of net income to net
    cash provided by operating activities:
     Net income                                             $    963        $ 15,581        $  3,033
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                         1,602           1,604           1,602
         Deferred income tax credit                              (12)        (13,750)              -
         (Increase) decrease in accounts receivable            1,374              90          (2,804)
         Increase (decrease) in accounts payable                (660)          1,058             168
         Other                                                   408              30              63
                                                            --------        --------        --------
     Total adjustments                                         2,712         (10,968)           (971)
                                                            --------        --------        --------
   Net cash provided by operating activities                $  3,675        $  4,613        $  2,062
                                                            --------        --------        --------
                                                            --------        --------        --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(1)   OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the "Partnership") owns or leases 4,027 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity, which processes and markets the finished products.

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. ("MLR"). MLR is a subsidiary of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which in turn is a subsidiary of C. Brewer and Company, Limited ("CBCL"), whose parent company is Buyco, Inc. ("Buyco"). Mauna Loa was the Partnership's special general partner, with a
 .01% ownership interest, until December 1997, when it assigned its interest as a general partner to MLR and withdrew as a special general partner.

Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange. Mauna Loa Orchards, L.P., an affiliate of the general partner, held 30,000 Class A Units at December 31, 1997 and 1998.

Although Mauna Loa and certain of its affiliates formerly held Class B Units in the Partnership, all Class B Units were cancelled in November 1997 for nominal consideration. Ownership of Class A Units confers no direct or indirect interest in CBCL, Mauna Loa or any of their affiliated corporations.

On September 10, 1998 the Board of Directors of ML Resources, Inc., the managing general partner, approved changing the name of the Partnership from Mauna Loa Macadamia Partners, L.P. to ML Macadamia Orchards, L.P. Trading of the Partnership's units on the New York Stock Exchange under the new name began on October 5, 1998. The trading symbol, "NUT", remains unchanged.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS. Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months. The cash equivalents are not protected by federal deposit insurance.

(b) FINANCIAL INSTRUMENTS. The fair value of all financial instruments approximates the carrying value, as the majority of the financial instruments have fairly short durations until maturity, or the market and risk factors associated with the instruments have not changed.

(c) FARMING COSTS. In accordance with industry practice in Hawaii, orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

(d) LAND, ORCHARDS AND EQUIPMENT. Land, orchards and equipment are reported at cost, net of accumulated depreciation and amortization. Net farming costs for any "developing" orchards are capitalized on the balance sheet until revenues from that orchard exceed expenses for that orchard (or nine years after planting, if earlier). Depreciation of orchards and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (40 years for orchards and between 5 and 12 years for other equipment). A 5% residual value is assumed for orchards. The macadamia orchards acquired in 1986 situated on leased land are being amortized on a straight-line basis over the terms of the leases (approximately 33 years from the inception of the Partnership) with no residual value assumed. The macadamia orchards acquired in 1989 situated on leased land are being amortized on a straight-line basis over a 40 year period (the terms of these leases exceed 40 years) with no residual value assumed. For income tax reporting, depreciation is calculated under accelerated methods.

(e) INCOME TAXES. The accompanying statements of operations do not include a provision for corporate income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership's tax attributes are included in the individual tax returns of its partners. Neither the Partnership's financial reporting income nor the cash distributions to unitholders can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998. With this election, the deferred tax liability was reduced in the third quarter 1997 from $14,982,000 to $1,232,000, creating a deferred tax credit of $13,750,000.

Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the projected financial reporting and tax reporting basis of assets and liabilities.

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

(3)   RELATED PARTY TRANSACTIONS

(a) NUT PURCHASE CONTRACTS. The Partnership is a party to four nut purchase contracts with Mauna Loa. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture and 50% on Mauna Loa's "netback component". The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The nut price paid to the Partnership under the first three nut purchase contracts was $0.5972 for 1996, $0.5964 for 1997 and $0.6369 for 1998. The average nut price paid to the Partnership under the fourth nut price contract was $0.6353 for 1996, $0.6434 for 1997 and $0.6796 for 1998.

(b) FARMING CONTRACTS. The Partnership is a party to four farming contracts with two subsidiaries of CBCL, Ka'u Agribusiness Company, Inc. ("KACI") and Mauna Kea Agribusiness Company, Inc. ("MKACI"), that together cover all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, the third contract runs for 30 years and the fourth contract, acquired with the purchase of the September 1991 orchard, expires in 2006.

The contracts provide KACI and MKACI with reimbursement of their direct and indirect costs incurred under these contracts. The reimbursements paid to the two farm managers were $7.2 million for 1996, $6.8 million for 1997 and $6.9 million for 1998.

Each of the farming contracts was amended effective January 1, 1998 to provide farming fees equal to two and one-half percent of the Partnership's gross profits from farming operations (previously three percent for the first three farming contracts and none for the fourth contract). The two farm managers earned farming fees of $153,000 in 1996, $113,000 in 1997 and $121,000 in 1998.

The Partnership is also a party to a water agreement with KACI under which KACI agreed to supply water to the Partnership from a well on KACI's property for use on the Partnership's irrigated Ka'u orchards. The Partnership's allocated share of the costs of that well totaled $79,000 in 1996, $47,000 in 1997 and $372,000 in 1998.

(c) MANAGEMENT COSTS AND FEE. The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership's operating cash flow (as defined). Those reimbursable costs totaled $391,000 in 1996, $428,000 in 1997 and $528,000 in 1998. The managing general partner earned a management fee of $102,000 in 1996, $75,000 in 1997 and $57,000 in 1998.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. No incentive fee was earned in 1996, 1997 or 1998.

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

In return, the Partnership is obligated to pay KACI 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay KACI 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. Such additional percentage rent totaled $54,000 in 1996 and $297,000 for 1997. No additional rent was due in 1998.

(e) CASH FLOW WARRANTY PAYMENTS. In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership's other orchards. Their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership's older orchards.

Accordingly, the sellers of these orchards (affiliates of Mauna Loa) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow (as defined) from these orchards fell short of a cash flow target level. Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

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

(5)   CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000's):


                                                   1998             1997             1996
                                                  -------          -------          -------
         Gross revenues                           $12,652          $12,300          $13,216
           Less:
             Farming costs                          7,714            7,790            7,514
             Administrative costs                   2,194              886              812
                                                  -------          -------          -------

         Operating cash flow                        2,744            3,624            4,890
           Less:
             Farming fee                              121              113              153
             Management fee                            57               76              102
                                                  -------          -------          -------

         Net cash flow                            $ 2,566          $ 3,435          $ 4,635
                                                  -------          -------          -------
                                                  -------          -------          -------

(6)   LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 1997 and 1998 (000's):


                                                     1998          1997
                                                   -------       -------
        Land                                       $ 8,168       $ 8,168
        Producing orchards                          64,711        64,711
        Other                                          335           335
                                                   -------       -------
        Land, orchards and equipment (gross)        73,214        73,214
        Less accumulated depreciation
          and amortization                          18,124        16,522
                                                   -------       -------
        Land, orchards and equipment (net)         $55,090       $56,692
                                                   -------       -------
                                                   -------       -------

(7)   SHORT-TERM AND LONG-TERM CREDIT

The Partnership had a $4.0 million revolving line of credit at December 31, 1996 for working capital purposes. The line was extended for one year on June 1, 1997, again on June 1, 1998 and may be extended for additional one-year intervals upon the payment of extension fees. Annual extension fees of $8,000 were paid in June 1996 and June 1997, and $5,000 in June 1998. A commitment fee of 3/8 of one percent of the unused portion is required and borrowings are charged interest at either the bank's "base rate" or at the one, two or three month "LIBOR" rate (plus 175 to 200 basis points) at the Partnership's option. The line of credit currently requires minimum net cash flow (as defined in the Partnership Agreement) of $1.6 million per year and minimum net worth levels (before non-cash adjustments due to implementation of FAS No. 109)
of $40 million. In addition, the line of credit requires a "clean-up" period of at least thirty consecutive days during each year.

The maximum amount borrowed on the line of credit for 1996 was $470,000 with a weighted average interest rate of 8.23%. There were no drawings outstanding at December 31, 1998. No amounts were borrowed during 1997 or 1998.

In September 1991, the Partnership borrowed $0.5 million under an eight-year mortgage loan to acquire a 78 acre macadamia orchard in Keaau. In February 1996, the Partnership paid off the remaining balance of this mortgage loan in full. The amount of that payment was $252,000 (including accrued interest).

(8)   INCOME TAXES

The components of income tax expense for the year ended December 31, 1998 were as follows (000's):


      Currently payable                            $  88
      Deferred                                       (12)
                                                   -----
                                                   $  76
                                                   -----
                                                   -----

The reconciliation of the total provision for income taxes by applying the 3.5% federal tax rate to gross income for the year ended December 31, 1998 is as follows (000's):


      Income tax provision at statutory rate       $  104
      Adjustment of deferred balance                  (28)
                                                   ------
                                                   $   76
                                                   ------
                                                   ------

The components of the net deferred tax liability reported on the balance sheet as of December 31, 1998 and 1997 are as follows (000's):


                                                                     1998         1997
                                                                    ------       ------
      Deferred tax liabilities:
        Financial statement bases of land, orchards,
          Inventory and equipment is greater than tax bases         $  670       $  691
        Excess of tax depreciation over
          Financial statement depreciation                             550          541
                                                                    ------       ------
                                                                    $1,220       $1,232
                                                                    ------       ------
                                                                    ------       ------

(9)   LEASES

The Partnership leases the land underlying 1,806 acres of its orchards under long-term operating leases. Future minimum lease payments under non-cancelable leases (exclusive of renewal options) as of December 31, 1998 were as follows (000's):

            1999                            $  118
            2000                               118
            2001                               118
            2002                               118
            2003                               118
            Later Years                      3,262
                                            ------
                                            $3,852
                                            ------
                                            ------

Each of the above leases also provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled $52,000 in 1996, $62,000 in 1997 and $55,000 in 1998.

Total lease rent for all operating leases was $229,000 in 1996, $487,000 in 1997 and $171,000 in 1998.

(10)  MERGER PROPOSAL

In December 1997, the Partnership entered into a merger agreement with C. Brewer Homes, Inc. ("Homes"). The Partnership filed with the Securities and Exchange Commission on February 13, 1998, a registration statement in connection with this merger. On June 26, 1998, a special meeting of the Partnership's unitholders was held for the purpose of voting on the Merger Proposal. The Merger Proposal was not approved, and all costs related to the merger were expensed in the quarter ending June 30, 1998.

(11)  QUARTERLY OPERATING RESULTS (UNAUDITED)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 1998 and 1997 (000's, except per unit data):


                            Net       Gross Income      Net Income     Net Income (Loss)
                           Sales         (Loss)           (Loss)        per Class A Unit
                         --------     ------------      ----------   -------------------
       1998
         1st Quarter     $  3,455       $   958         $    669         $   0.09
         2nd Quarter           93           (32)          (1,227)           (0.16)
         3rd Quarter        3,480           545              329             0.04
         4th Quarter        5,379         1,498            1,192             0.16

       1997
         1st Quarter     $  1,763       $   521         $    226         $   0.03
         2nd Quarter          476           155               43             0.01
         3rd Quarter        3,081           506           14,099             1.86
         4th Quarter        6,809         1,440            1,214             0.16


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

A.      IDENTIFICATION OF DIRECTORS

JAMES S. ANDRASICK. 54 years old; director of Managing Partner since 1986; chairman and chief executive officer of Mauna Loa; president of CBCL since September 1992.

JOHN W. A. BUYERS. 70 years old; chairman since 1989 and director of Managing Partner since 1986; director of Mauna Loa since August 1992; chairman and chief executive officer of CBCL; chairman and president of Buyco.

JAMES H. CASE. 78 years old; director and member of Conflicts Committee of Managing Partner since 1986; senior partner of the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

RALPH C. HOOK, JR. 75 years old; director and member of Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

KENT T. LUCIEN. 45 years old; president and director of Managing Partner since September 1995; vice president of Mauna Loa; executive vice president and chief financial officer of CBCL.

B.  IDENTIFICATION OF  EXECUTIVE OFFICERS OF THE MANAGING PARTNER

JOHN W. A. BUYERS. 70 years old; chairman and chief executive officer of Managing Partner since 1989.

KENT T. LUCIEN. 45 years old; president of Managing Partner since September
1995.

GREGORY A. SPRECHER. 51 years old; senior vice president and chief financial officer of Managing Partner since June 1997; not otherwise an employee, officer, or director of any CBCL affiliate.

C.      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

Not applicable

D.  FAMILY RELATIONSHIPS

Not applicable

E.  BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND EXECUTIVE OFFICERS

CURRENT DIRECTORS OF THE MANAGING PARTNER.

JAMES S. ANDRASICK. Mr. Andrasick was promoted to president and chief operating officer of CBCL in September 1992, and is one of its directors. From 1989 until September 1992, he was executive vice president in charge of the sugar, distribution and Central America operations. From 1983 to 1988 he served as executive vice president, finance and administration and chief financial officer with responsibilities for finance and administration as well as spice and guava operations. He joined CBCL in 1978 as vice president of planning and controller after serving three years on the IU International Corporation corporate development staff. In 1980 he became senior vice president and chief financial officer of CBCL. Previously, he had been employed by the Ford Motor Company at its world headquarters and product development groups in various supervisory positions in finance. Mr. Andrasick received his bachelor's degree with honors from the U.S. Coast Guard Academy and his master's degree from the Massachusetts Institute of Technology. Mr. Andrasick is a trustee of the U.S. Coast Guard Foundation, a director and former chairman of the American Red Cross, Hawaii State Chapter, and outgoing chairman of the board of governors of the Hawaii Employers Council. He resides in Honolulu, Hawaii.

JOHN W. A. BUYERS. Mr. Buyers was elected chairman of the Managing Partner in 1988 and has been chairman of Mauna Loa since July 1992. He has been chairman of the board and chief executive officer of CBCL since 1992. From 1982 to 1992, he was chairman and president of CBCL. He has been chairman and a director of Hawaii Land and Farming, Inc. since 1992, and chairman and president of Buyco since 1986. From 1975 to 1982, he was president and chief executive officer of CBCL. From 1971 to 1975, Mr. Buyers was president and chief executive officer of General Waterworks Company in Philadelphia, Pennsylvania. After service in the U.S. Marine Corps, Mr. Buyers graduated CUM LAUDE from Princeton University in 1952 and later received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow. He is also a director of First Hawaiian Bank, Honolulu, Hawaii, Bank West, Inc., Honolulu, Hawaii, John B. Sanfilippo & Sons, Inc., and several CBCL affiliated companies. He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C., and is vice chairman and a director of Pacific International Center for High Technology in Honolulu, Hawaii. He resides in Hilo, Hawaii.

JAMES H. CASE. Mr. Case is senior partner in the Hawaii law firm of Carlsmith Ball. Mr. Case graduated with an A.B. from Williams College and received a J.D. from Harvard Law School. He became associated with the Carlsmith law firm in 1951 and became a partner in 1959. He has served on the boards of directors of Hamakua Sugar Company, Inc., Paauilo, Hawaii, InterIsland Resorts, Ltd., Honolulu, Hawaii, Pacific Club, Honolulu, Hawaii, Central Union Church, Honolulu, Hawaii, Hanahauoli School, Honolulu, Hawaii, and Arcadia Retirement Residence, Honolulu, Hawaii. He resides in Honolulu, Hawaii.

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

EXECUTIVE OFFICERS WHO DO NOT SERVE AS DIRECTORS.

GREGORY A. SPRECHER. Mr. Sprecher has served as senior vice president and chief financial officer of the Managing Partner since June 1997. From 1974 to 1990 Mr. Sprecher served as treasurer and controller for Young Laundry & Dry Cleaning, in Honolulu. He served as Young's chief financial officer and treasurer from 1990 to 1994. In 1994, the company was sold to American Linen, and Mr. Sprecher served there as project manager until 1995. Mr. Sprecher has a B.S. in Finance from California State College at Long Beach. He resides in Honolulu, Hawaii.

F.      SECTION 16 DISCLOSURE

Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a "Reporting Person"), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant. Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1998.

ITEM 11.  EXECUTIVE COMPENSATION

A. SUMMARY COMPENSATION TABLE

The Partnership is managed by the Managing Partner. Compensation paid by the Managing Partner to its chief executive officer and other executive officers is reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 1998, 1997 and 1996. There were no long-term compensation awards or payouts during those years.


          Name and Principal Position                  Annual Compensation
          ---------------------------                  -------------------
                                             Year       Salary      Bonus       Other
                                             ----       ------      -----       -----
          John W. A. Buyers,                 1998      $  -        $  -        $11,700
          chief executive officer            1997         -           -          9,600
                                             1996         -           -          8,400

          Gregory A. Sprecher                1998       100,000     16,500        -
          chief financial officer            1997        58,333       -           -
                                             1996         -           -           -

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

D.  COMPENSATION OF EXECUTIVE OFFICERS

The Managing Partner does not have a compensation committee since the chief executive officer of the Managing Partner is not compensated for serving in that position. The only executive officer of the Managing Partner employed by it is Mr. Sprecher, who has served as its chief financial officer since June 1997. Mr. Sprecher's salary and guideline bonus percentage are administered under the salary policies of CBCL. Any bonus payments are approved by the Managing Partner's Board of Directors annually, based on the overall performance of the Partnership (as evidenced by its net income for the year) and on general and administrative cost control performance. Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner's Board of Directors at the beginning of each year.

F.  DIRECTOR COMPENSATION

Directors of the Managing Partner presently receive a quarterly retainer of $3,000 and a meeting fee of $750 per meeting. Members of the Managing Partner's conflicts committee receive a meeting fee of $750 per meeting. There are no other agreements or arrangements between the Managing Partner and its directors.

E.  STOCK PERFORMANCE CHART

The following chart compares the Partnership's total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.


               12/31/93   12/31/94    12/30/95     12/29/96     12/31/97      12/31/98
               --------   --------    --------     --------     --------      --------
NUT              100       88.128      73.7588     106.6872     123.5672      118.0996
Russell 2000     100       90.178      126.100      146.899      179.747       175.169
Peer Group       100      (10.121)    126.2527     138.3339     171.6778      154.3701


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, and subsequent to that date to the date of this report, (i) no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and
(iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 1998.


                                                                Percent
                                            Class A                of
       Name of                               Units              Class A
       Beneficial Owner                      Owned               Units
       ----------------                     --------            -------
      James S. Andrasick                        -                    *
      John W.A. Buyers                        4,176                  *
      James H. Case (1)                       8,000                  *
      Ralph C. Hook (2)                       4,000                  *
      Kent T. Lucien                          7,500                  *
      Gregory A. Sprecher                     2,000                  *
      All directors and executive officers   25,676                0.3%
        as a group (6 persons)

* Less than 1%

(1) Beneficially owned by James H. Case pursuant to a self-directed retirement plan sponsored by Carlsmith Ball Wichman Case & Ichiki, a law firm in which Mr. Case is a partner, and administered by Pacific Century Trust.
(2) Beneficially owned by Ralph C. Hook pursuant to the Ralph C. Hook Revocable Living Trust dated March 1, 1993.

In addition, Mauna Loa Orchards L.P. ("MLO"), a limited partnership whose partners are CBCL and certain direct or indirect wholly-owned subsidiaries of CBCL, owns 30,000 Class A Units.

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

Under the terms of the farming contracts, KACI and MKACI are required to provide certain reports to the Partnership, including an annual report describing in reasonable detail the conduct of farming and harvesting operations at the orchards, and they also are required to provide a statement, certified by its independent accountants, which reflects its allocation of direct costs and overhead for the relevant year. The reports submitted to the Managing Partner are reviewed by the Conflicts Committee. The Managing Partner has the right to object to the information set forth in such annual reports relating to the calculation of the nut purchase price and/or farming costs and to engage a certified public accounting firm of its own selection to verify and confirm such information. The Managing Partner on behalf of the Partnership has the right to assert claims against Mauna Loa based on such independent review, and, if any such review and assertion results in an adjustment favorable to the Partnership in the nut purchase price or farming cost figures by an amount in excess of 5% of the amount initially calculated by Mauna Loa, Mauna Loa will be required to reimburse the Partnership for the expenses incurred in engaging the accounting firm and asserting such claims. Cost reimbursements under the farming contracts totaled $7.2 million in 1996, $6.8 million in 1997, and $6.9 million in 1998. Farming fees totaled $153,000 in 1996, $113,000 in 1997 and $121,000 in 1998.

4.    MANAGEMENT FEE.

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership's operating cash flow (as defined in the Partnership Agreement). Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, CBCL and its affiliates. Management cost reimbursements under the Partnership Agreement were $391,000 in 1996, $428,000 in 1997 and $528,000 in 1998. The management fee was $102,000 in 1996, $75,000 in 1997 and $57,000 in 1998.

5.    RELATIONSHIPS WITH CBCL.

Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of CBCL. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka'u areas to the processing plant. For 1998, 1997 and 1996, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from CBCL subsidiaries totaled $0.6 million, $0.8 million and $0.8 million, respectively. It is expected that the Partnership will continue to purchase its fertilizer and transportation needs from CBCL subsidiaries as long as, and to the extent that, such purchases can be made on a basis at least as favorable as that available from third parties. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.
1. FINANCIAL STATEMENTS. See Index to Financial Statements at page 22 of this Form 10-K.
2.   FINANCIAL STATEMENT SCHEDULES. None required.
3.   EXHIBITS. See Exhibit Index at page 47 of this Form 10-K.

B.   REPORTS ON FORM 8-K.
No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ML MACADAMIA ORCHARDS, L.P.
                                                 (Registrant)

                                        By: ML RESOURCES, INC.
                                                (Managing General Partner)

DATED:  March 26, 1999                  By: /s/  J. W. A. Buyers
      ----------------                     -----------------------
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


                                   ML RESOURCES, INC.

       Signature                                Title                          Date
       ---------                                -----                          ----
/s/  J. W. A. Buyers               Chairman of the Board                  March 26, 1999
----------------------------       (Principal Executive Officer),
         J. W. A. Buyers           Director


/s/  Kent T. Lucien                President, Director                    March 26, 1999
----------------------------
         Kent T. Lucien

/s/  Gregory A. Sprecher           Senior Vice President                  March 26, 1999
----------------------------       (Principal Financial Officer
         Gregory A. Sprecher       and Principal Accounting Officer)


/s/  James S. Andrasick            Director                               March 26, 1999
----------------------------
        James S. Andrasick

/s/  James H. Case                 Director                               March 26, 1999
----------------------------
         James H. Case

/s/ Dr. Ralph C. Hook, Jr.         Director                               March 26, 1999
----------------------------
     Dr. Ralph C. Hook, Jr.


                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                                DESCRIPTION
       -------                                -----------
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

         10.6     Lease between KACI and Registrant. (d)

         10.7 MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

         10.8 Butcher/MLMO Contribution Agreement between Howard Butcher III ("Butcher") and Registrant dated as of October 1, 1989. (b)

         10.9     Farming Lease between KACI and MLO dated as of July 1, 1989.
                  (b)

         10.10    Farming Lease between MKACI and MKMO dated as of July 1, 1989.
                  (b)

        EXHIBIT
        NUMBER                                DESCRIPTION
        -------                               -----------
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

         10.14 Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

         10.15 Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

         10.16 Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

         10.17 Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

         10.18 Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii ("Keaau II Orchards"). (b)

         10.19 Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

         10.20 Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

         10.21 Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

         10.22 Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

         10.23 Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

         10.24 Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

         10.25 Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

        EXHIBIT
        NUMBER                                DESCRIPTION
        -------                               -----------
         10.26 Assignment from MLO to Registrant relating to certain orchards. (b)

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

         10.33 Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

         10.34    Lease from Richard L. Hughes to Mauna Loa. (b)

         10.35    Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

         10.36    Co-ownership and Partition Agreement between KACI and MLO. (b)

         10.37 Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO. (b)

         10.38 Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

         10.39    Co-ownership and Partition Agreement between MKACI and MLO.
                  (b)

         10.40 Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation ("Keaau Lot 10") dated September 15, 1983. (e)

         10.41 Assignment of Owner's Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

         10.42    Warranty Deed between Keaau Lot 10 and Registrant. (e)

         10.43 Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

         10.44 Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

        EXHIBIT
        NUMBER                                DESCRIPTION
        -------                               -----------
         10.45 Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

         10.46 Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

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