Form 10-Q
period 1999-03-31
ML MACADAMIA ORCHARDS L P
filed 1999-05-03
CIK 792161

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     March 31, 1999
                                             -------------------------


                                         OR


(  )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                                              -----------    -----------

                           Commission File Number  1-9145
                                                  --------


                            ML MACADAMIA ORCHARDS, L.P.
                           -----------------------------
               (Exact name of registrant as specified in its charter)


                   DELAWARE                                99-0248088
         ----------------------------------           --------------------
             (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)                Identification No.)

              828 FORT STREET, HONOLULU, HAWAII                  96813
            -------------------------------------              ---------
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

     Yes   /X/    No / /


As of March 31, 1999, Registrant had 7,500,000 Class A Units issued and outstanding.

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

                            ML MACADAMIA ORCHARDS, L.P.
                                   BALANCE SHEETS
                                   (in thousands)

                                                  MARCH 31,        DECEMBER 31,
                                              ----------------     ------------
                                              1999        1998         1998
                                              ----------------     ------------
                                                 (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                 $   5,898   $   5,086  $      4,317
  Accounts receivable, primarily from
    related parties                             3,503       3,455         5,435
  Annualized cost adjustment                        -         116             -
  Other current assets                             55         185             -
                                             --------    --------   -----------
    Total current assets                        9,456       8,842         9,752
Land, orchards and equipment, net              54,689      56,292        55,090
Capitalized acquisition costs                       -         678             -
                                             --------    --------   -----------
  Total assets                              $  64,145   $  65,812  $     64,842
                                             --------    --------   -----------
                                             --------    --------   -----------


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties       $   2,147   $   2,613  $      3,021
  Cash distributions payable                      758         568           568
  Annualized cost adjustment liability             96           -             -
  Other current liabilities                       486         333           378
                                             --------    --------   -----------
    Total current liabilities                   3,487       3,514         3,967
Deferred income tax liability                   1,220       1,232         1,220
                                             --------    --------   -----------
    Total liabilities                           4,707       4,746         5,187
                                             --------    --------   -----------

Commitments and contingencies
Partners' capital
  General partners                                594         611           597
  Class A limited partners, no par or
      assigned value, 7,500 units issued
      and outstanding                          58,844      60,455        59,058
                                             --------    --------   -----------
    Total partners' capital                    59,438      61,066        59,655
                                             --------    --------   -----------

    Total liabilities and partners' capital $  64,145   $  65,812  $     64,842
                                             --------    --------   -----------
                                             --------    --------   -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          ML MACADAMIA ORCHARDS, L.P.
                         INCOME STATEMENTS (UNAUDITED)
                      (in thousands, except per unit data)

                                                       FOR THE QUARTERS ENDED
                                                              MARCH 31,
                                                    --------------------------
                                                        1999            1998
                                                    ----------       ---------
Macadamia nut sales to related party               $     3,447      $    3,455
Cost of goods sold
  Costs expensed under farming contracts
    with related parties                                 2,041           2,072
  Depreciation and amortization                            435             330
  Other                                                    103              95
                                                    ----------       ---------
      Total cost of goods sold                           2,579           2,497
                                                    ----------       ---------
      Gross income                                         868             958
                                                    ----------       ---------
General and administrative expenses
  Costs expensed under management contract
    with related party                                     164             124
  Other                                                    198             195
                                                    ----------       ---------
      Total general and administrative expenses            362             319
                                                    ----------       ---------
      Operating income                                     506             639
Interest income                                             65              64
                                                    ----------       ---------
      Income before tax                                    571             703
Income tax expense                                          30              34
                                                    ----------       ---------
      Net income                                   $       541      $      669
                                                    ----------       ---------
                                                    ----------       ---------
------------------------------------------------------------------------------
Net cash flow (as defined in the Partnership
  Agreement                                        $       976      $      999
                                                    ----------       ---------
                                                    ----------       ---------
------------------------------------------------------------------------------
Net income per Class A Unit                        $      0.07      $     0.09
                                                    ----------       ---------
                                                    ----------       ---------
Net cash flow per Class A Unit                     $      0.13      $     0.13
                                                    ----------       ---------
                                                    ----------       ---------
Cash distributions per Class A Unit                $      0.10      $    0.075
                                                    ----------       ---------
                                                    ----------       ---------

Class A Units outstanding                                7,500           7,500
                                                    ----------       ---------
                                                    ----------       ---------


-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          ML MACADAMIA ORCHARDS, L.P.
                  STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

                                 (in thousands)

                                                        FOR THE QUARTERS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        1999             1998
                                                    ----------       ----------
Partners' capital at beginning of period:
  General partners                                 $       597      $       610
  Class A limited partners                              59,058           60,355
                                                    ----------       ----------
                                                        59,655           60,965
                                                    ----------       ----------

Allocation of net income:
  General partners                                           5                6
  Class A limited partners                                 536              663
                                                    ----------       ----------
                                                           541              669
                                                    ----------       ----------


Cash distributions:
  General partners                                           8                5
  Class A limited partners                                 750              563
                                                    ----------       ----------

                                                           758              568
                                                    ----------       ----------

Partners' capital at end of period:
  General partners                                         594              611
  Class A limited partners                              58,844           60,455
                                                    ----------       ----------
                                                   $    59,438      $    61,066
                                                    ----------       ----------
                                                    ----------       ----------


-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          ML MACADAMIA ORCHARDS, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                         FOR THE QUARTERS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                           1999          1998
                                                       ----------     ---------
Cash flows from operating activities:
  Cash received primarily from macadamia nut sales    $     5,384    $    6,809
  Cash paid under farming and management contracts        (3,026)       (3,000)
  Cash paid to other suppliers                              (274)         (729)
  Interest received                                            65            46
                                                       ----------     ---------
Net cash provided by operating activities                   2,149         3,126
                                                       ----------     ---------
Cash flows from investing activities:
Capitalized acquisition costs                                   -         (386)
                                                       ----------     ---------
Net cash used in investing activities                           -         (386)
                                                       ----------     ---------

Cash flows from financing activities:
  Cash distributions paid                                   (568)         (568)
                                                       ----------     ---------
Net cash used in financing activities                       (568)         (568)
                                                       ----------     ---------
Net increase in cash                                        1,581         2,172
Cash at beginning of period                                 4,317         2,914
                                                       ----------     ---------
Cash at end of period                                 $     5,898    $    5,086
                                                       ----------     ---------
                                                       ----------     ---------

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                                          $       541    $      669

  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                           435           330
      Decrease in accounts receivable primarily from
        related party                                       1,932         3,354
      Increase in annualized cost adjustment                    -          (46)
      Increase in other current assets                       (55)         (165)
      Decrease in accounts payable                          (874)       (1,068)
      Increase in annualized cost adjustment                   62             -
      Increase in other current liabilities                   108            52
                                                       ----------     ---------
  Total adjustments                                         1,608         2,457
                                                       ----------     ---------
Net cash provided by operating activities             $     2,149    $    3,126
                                                       ----------     ---------
                                                       ----------     ---------

-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ML MACADAMIA ORCHARDS, L.P.
                           NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 1999, March 31, 1998 and December 31, 1998 and the results of operations, changes in partners' capital and cash flows for the periods ended March 31, 1999 and 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

(2) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership's 1998 Annual Report on Form 10-K.

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

(5) On March 5, 1999, the first quarter cash distribution was declared in the amount of ten cents ($0.10) per Class A Unit, payable on May 14, 1999 to unitholders of record as of the close of business on March 31, 1999.

                            ML MACADAMIA ORCHARDS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS -- FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998

     First quarter 1999 macadamia nut production was 5.4 million pounds (wet-in-shell at a 25% moisture equivalent), compared to 5.6 million pounds harvested for the first quarter 1998. The first quarter 1999 harvest is the second largest first quarter harvest in the Partnership's history, with the first quarter 1998 being the largest.

                                                 March 31,           Change
                                          ----------------------     ------
                                            1999          1998
                                          --------      --------
   Nuts harvested (000's pounds WIS)         5,403         5,649      - 4%
   Average nut price (per pound)          $ 0.6378      $ 0.6119      + 4%
                                          --------      --------
   Net nut sales ($000's)                    3,447         3,455        -
                                          --------      --------
                                          --------      --------

     The Keaau orchards (44% or the Partnership's total acreage) produced 2.9 million pounds in the first quarter 1999 compared to 500,000 pounds in the same period last year. This exceptionally high production is credited to the lack of moisture during the flowering months of January to March 1998, which allowed maximum pollination and nut growth. The Mauna Kea orchards also increased production with a harvest of 600,000 pounds compared to 100,000 pounds for the first quarter last year. In Ka'u (48% of the Partnership's orchards) production fell from 5.0 million pounds in the first quarter 1998 to 1.9 million pounds this year due to the effects of the 1998 year-long drought in this region.

     The average nut price received in the first quarter 1999 for macadamia nut production was $0.6378 compared to the average nut price of $0.6119 in the first quarter 1998. Nut prices used for interim reporting reflect the estimated full year processing and marketing performance of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which purchases all of the Partnership's nut production. Nut prices are subject to subsequent adjustment based on Mauna Loa's actual full year performance. For the full year 1998, the actual average nut price received was $0.6375.

     Farming expenses for the first quarter 1999 were lower by $31,000, due to slightly lower production. However, depreciation expense was higher by $105,000. Since interim production costs, which include depreciation expense, are based on annualized standard unit costs, the estimated costs per pound in the first quarter 1999 are higher than in 1998 due to increased production in the Partnership's highest cost orchards.

     General and administrative costs were higher by $43,000 for first quarter 1999 as compared to the same period in 1998. Until the second quarter of 1998, the general partner and Partnership offices were located in the corporate offices of C. Brewer and Company, Limited ("CBCL"), and the costs of office rent, telephone and postage were absorbed by CBCL. CBCL moved their headquarters to Hilo, Hawaii, in early 1998, and these occupancy costs are now being incurred by the Partnership.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

     Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4.0 million revolving line of credit. The Partnership had a cash balance of $5.9 million at March 31, 1999, and there were no line of credit drawings outstanding. It is the opinion of management that the Partnership has adequate cash on hand to meet anticipated working capital needs.


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


LEGAL PROCEEDINGS

On November 6, 1997, the Partnership announced a proposed merger with Hawaii Land & Farming (formerly C. Brewer Homes, Inc.). Waterside Partners, a limited partner who owned 1,000 units at the time, filed a derivative complaint in the Delaware Chancery Court on January 5, 1998, asking for (1) an injunction enjoining the proposed merger; (2) a rescission of the merger if it was consummated; (3) an accounting to the Partnership for any damages sustained by the Partnership; and (4) an award to plaintiff for its attorney's fees and costs. The Plaintiff did not obtain an injunction, but commenced a letter and telephone campaign for the purpose of persuading unitholders to vote against the proposed merger at the unitholders' meeting. The meeting took place as scheduled on June 26, 1998, and the proposed merger failed to secure the necessary favorable vote of a majority of the unitholders. The lawsuit was dismissed on July 14, 1998. The plaintiff filed a motion on July 13, 1998 asking that it be awarded its costs and expenses, for prosecution of the lawsuit and the proxy contest. Plaintiff claimed $450,000 in attorney's fee, representing approximately triple the amount of its claimed attorney's time of $146,905, plus expenses of $79,277. Exhibits to the Plaintiff's motion indicate that the great majority of the time spent by attorneys and more than 90% of the costs related to the proxy contest rather than the litigation. A hearing was held on the Motion for attorney's fees and expenses on January 29, 1999, and the court has ruled that the Plaintiff is not entitled to any attorney fees or expenses. On April 6, 1999, the Plaintiff filed an appeal to the Supreme Court of the State of Delaware.


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

 (b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the first quarter of 1999.

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


                                  ML MACADAMIA ORCHARDS, L.P.
                                        (Registrant)


                              By   MAUNA LOA RESOURCES INC.
                                   Managing General Partner

Date:  April 30, 1999         By    /s/ Gregory A. Sprecher
                                  --------------------------
                                      GREGORY A. SPRECHER
                                   Senior Vice President and
                                    Chief Financial Officer
                           (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)







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