Form 10-Q
period 1999-06-30
ML MACADAMIA ORCHARDS L P
filed 1999-08-03
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 --------------

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-9145
                                                 ------

                           ML MACADAMIA ORCHARDS, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 99-0248088
  -------------------------------                   ---------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

    828 FORT STREET, HONOLULU, HAWAII                   96813
----------------------------------------                -----
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

As of June 30, 1999, Registrant had 7,500,000 Class A Units issued and outstanding.

                           ML MACADAMIA ORCHARDS, L.P.

                                      INDEX


                                                                         PAGE
                                                                         ----
PART  I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                                          3-7

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              8-11


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                              11

  Signature                                                              11

                           ML MACADAMIA ORCHARDS, L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                        JUNE 30,
                                                               ------------------------        DECEMBER 31,
                                                                 1999             1998            1998
                                                               ------------------------        ------------
                                                                      (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                    $ 3,063          $ 5,280          $ 4,317
  Accounts receivable, primarily from related parties            4,153               93            5,435
  Annualized cost adjustment                                       748            1,163                -
  Other current assets                                              23              128                -
                                                               -------          -------          -------
    Total current assets                                         7,987            6,664            9,752
Land, orchards and equipment, net                               54,289           55,891           55,090
                                                               -------          -------          -------
  Total assets                                                 $62,276          $62,555          $64,842
                                                               -------          -------          -------
                                                               -------          -------          -------


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties                          $ 1,193          $   838          $ 3,021
  Cash distributions payable                                       758              568              568
  Other current liabilities                                        408              646              378
                                                               -------          -------          -------
    Total current liabilities                                    2,359            2,052            3,967
Deferred income tax liability                                    1,220            1,232            1,220
                                                               -------          -------          -------
    Total liabilities                                            3,579            3,284            5,187
                                                               -------          -------          -------
Commitments and contingencies
Partners' capital
  General partners                                                 587              593              597
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                        58,110           58,678           59,058
                                                               -------          -------          -------
    Total partners' capital                                     58,697           59,271           59,655
                                                               -------          -------          -------
    Total liabilities and partners' capital                    $62,276          $62,555          $64,842
                                                               -------          -------          -------
                                                               -------          -------          -------

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                          INCOME STATEMENTS (UNAUDITED)
                      (in thousands, except per unit data)

                                                                THREE MONTHS                        SIX MONTHS
                                                               ENDED JUNE 30,                     ENDED JUNE 30,
                                                          ------------------------           ------------------------
                                                           1999              1998              1999             1998
                                                         -------           -------           -------          -------
Macadamia nut sales to related party                     $   614           $    93           $ 4,060          $ 3,548
Cost of goods sold
  Costs expensed under farming contracts
    with related parties                                     376                82             2,417            2,154
  Depreciation and amortization                               77                32               512              362
  Other                                                       21                11               124              106
                                                         -------           -------           -------          -------
      Total cost of goods sold                               474               125             3,053            2,622
                                                         -------           -------           -------          -------
      Gross income (loss)                                    140               (32)            1,007              926
                                                         -------           -------           -------          -------
General and administrative expenses
  Costs expensed under management contract
    with related party                                       136               102               299              227
  Other                                                       66                51               260              242
                                                         -------           -------           -------          -------
                                                         -------           -------           -------          -------
      Total general and administrative expenses              202               153               559              469
                                                         -------           -------           -------          -------
      Operating income (loss)                                (62)             (185)              448              457
Merger transaction costs                                       -            (1,119)                -           (1,119)
Interest income                                               83                76               144              136
                                                         -------           -------           -------          -------
      Income (loss) before gross income tax                   21            (1,228)              592             (526)
Gross income tax (benefit)                                     5                (1)               35               32
                                                         -------           -------           -------          -------
      Net income (loss)                                  $    16           $(1,227)          $   557          $  (558)
                                                         -------           -------           -------          -------
                                                         -------           -------           -------          -------

---------------------------------------------------------------------------------------------------------------------

Net cash flow (deficit)
  (as defined in the Partnership Agreement)              $    93           $(1,195)          $ 1,069          $  (196)
                                                         -------           -------           -------          -------
                                                         -------           -------           -------          -------

---------------------------------------------------------------------------------------------------------------------

Net income (loss) per Class A Unit                       $     -           $ (0.16)          $  0.07          $ (0.07)
                                                         -------           -------           -------          -------
                                                         -------           -------           -------          -------

Net cash flow (deficit) per Class A Unit                 $  0.01           $ (0.16)          $  0.14          $ (0.03)
                                                         -------           -------           -------          -------
                                                         -------           -------           -------          -------

Cash distributions per Class A Unit                      $  0.10           $ 0.075           $  0.20          $  0.15
                                                         -------           -------           -------          -------
                                                         -------           -------           -------          -------

Class A Units outstanding                                  7,500             7,500             7,500            7,500
                                                         -------           -------           -------          -------
                                                         -------           -------           -------          -------

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                                 (in thousands)

                                                            THREE MONTHS                        SIX MONTHS
                                                           ENDED JUNE 30,                      ENDED JUNE 30,
                                                   ---------------------------           ---------------------------
                                                     1999               1998               1999               1998
                                                   --------           --------           --------           --------
Partners' capital at beginning of period:
  General partners                                 $    594           $    611           $    597           $    610
  Class A limited partners                           58,844             60,455             59,058             60,355
                                                   --------           --------           --------           --------
                                                     59,438             61,066             59,655             60,965
                                                   --------           --------           --------           --------

Allocation of net income (loss):
  General partners                                        -                (12)                 5                 (6)
  Class A limited partners                               16             (1,215)               552               (552)
                                                   --------           --------           --------           --------
                                                         16             (1,227)               557               (558)
                                                   --------           --------           --------           --------

Cash distributions:
  General partners                                        7                  6                 15                 11
  Class A limited partners                              750                562              1,500              1,125
                                                   --------           --------           --------           --------
                                                        757                568              1,515              1,136
                                                   --------           --------           --------           --------

Partners' capital at end of period:
  General partners                                      587                593                587                593
  Class A limited partners                           58,110             58,678             58,110             58,678
                                                   --------           --------           --------           --------
                                                   $ 58,697           $ 59,271           $ 58,697           $ 59,271
                                                   --------           --------           --------           --------
                                                   --------           --------           --------           --------


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                        THREE MONTHS                           SIX MONTHS
                                                                        ENDED JUNE 30,                       ENDED JUNE 30,
                                                                ---------------------------           ---------------------------
                                                                  1999               1998               1999               1998
                                                                --------           --------           --------           --------
Cash flows from operating activities:
  Cash received primarily from macadamia nut sales              $      -           $  3,455           $  5,384           $ 10,264
  Cash paid under farming and management contracts                (1,905)            (2,554)            (4,931)            (5,554)
  Cash paid to other suppliers                                      (217)              (230)              (492)            (1,345)
  Interest received                                                   46                 91                111                137
                                                                --------           --------           --------           --------
Net cash provided by (used in) operating activities               (2,076)               762                 72              3,502
                                                                --------           --------           --------           --------

Cash flows from financing activities:
  Cash distributions paid                                           (758)              (568)            (1,326)            (1,136)
                                                                --------           --------           --------           --------
Net cash used in financing activities                               (758)              (568)            (1,326)            (1,136)
                                                                --------           --------           --------           --------

Net increase (decrease) in cash                                   (2,834)               194             (1,254)             2,366
Cash at beginning of period                                        5,897              5,086              4,317              2,914
                                                                --------           --------           --------           --------
Cash at end of period                                           $  3,063           $  5,280           $  3,063           $  5,280
                                                                --------           --------           --------           --------
                                                                --------           --------           --------           --------

Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Net income (loss)                                             $     16           $ (1,227)          $    557           $   (558)
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
      Depreciation and amortization                                   77                 32                512                362
      Decrease (increase) in accounts receivable
        from related parties                                        (650)             3,362              1,282              6,716
      Increase in annualized cost adjustment                        (425)              (678)              (459)              (723)
      Decrease (increase) in other current assets                     32                 57                (23)              (108)
      Decrease in accounts payable                                  (953)            (1,775)            (1,828)            (2,843)
      Decrease in prepaid merger costs                                 -                678                  -                292
      Decrease in annualized cost adjustment liability               (96)                 -                  -                  -
      Increase (decrease) in other current liabilities               (77)               313                 31                364
                                                                --------           --------           --------           --------
  Total adjustments                                               (2,092)             1,989               (485)             4,060
                                                                --------           --------           --------           --------
Net cash provided by (used in) operating activities             $ (2,076)          $    762           $     72           $  3,502
                                                                --------           --------           --------           --------
                                                                --------           --------           --------           --------

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 1999, June 30, 1998 and December 31, 1998 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 1999 and 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(4) All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(5) On June 4, 1999, the second quarter cash distribution was declared in the amount of ten cents ($0.10) per Class A Unit, payable on August 16, 1999 to unitholders of record as of the close of business on June 30, 1999.

                           ML MACADAMIA ORCHARDS, L.P.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OPERATING RESULTS -- FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

     For the three months and the six months ending June 30, 1999 and 1998, nut production, nut prices and revenues are summarized below:

                                                              For the Three Months
                                                                   Ended June 30,           Change
                                                            ------------------------      ---------
                                                              1999            1998
                                                            --------        --------
     Nut harvested (000's pounds WIS)                            965             152      +    535%
     Nut price (per pound)                                  $ 0.6357        $ 0.6116      +      4%
                                                            --------        --------
     Net nut sales ($000's)                                      614              93      +    560%
                                                            --------        --------
                                                            --------        --------

                                                               For the Six Months
                                                                   Ended June 30,           Change
                                                            ------------------------      ---------
                                                               1999            1998
                                                            --------        --------
     Nut harvested (000's pounds WIS)                          6,369           5,801      +     10%
     Nut price (per pound)                                  $ 0.6375        $ 0.6117      +      4%
                                                            --------        --------
     Net nut sales ($000's)                                    4,060           3,548      +     14%
                                                            --------        --------
                                                            --------        --------

     Excellent harvests were recorded for both the three-months and the six months ending June 30, 1999. In comparison, the three months ending June 30, 1998 recorded the lowest production for this period in the Partnership's thirteen-year history. This was due to the drought last year in the Ka'u region, which normally contributes all the production during this three-month period. For the six months ended June 30, 1999, the highest production in the Partnership's history was recorded due the exceptionally large harvest in Keaau. The Keaau orchards, which usually receive substantial rainfall, benefited from dryer weather at the beginning of the 1998-99 growing cycle.

     Production costs for interim reporting periods are based on annualized standard unit costs. Total production costs were higher for both the three-month and six-month periods in 1999 compared to the same periods in 1998 due to the larger harvests.

         General and administrative costs were higher by $49,000 and $90,000 for the three-month and six-month periods in 1999. Until 1998, the general partner and Partnership offices were located in the corporate offices of C. Brewer and Company, Limited ("CBCL"), and the costs of rent and related office costs were absorbed by CBCL. CBCL moved their headquarters in 1998 and these office costs are now being incurred by the Partnership.

     A net profit of $16,000 was recorded for the three-month period ending June 30, 1999 compared to a net loss of $1.2 million for the three-month period in 1998. A net profit of $557,000 was earned for the six-month period in 1999 compared to net loss of $558,000 in 1998. The losses recorded in the 1998 periods were the result of a $1.1 million write off of costs related to a cancelled merger.

CROP YEAR PRODUCTION RESULTS

     Macadamia nut production for the 1998-99 crop year (July 1 to June 30) totaled 20.0 million pounds, 11% less than the 1997-98 crop year, which was the largest in the Partnership's thirteen-year history. The Keaau and Mauna Kea regions, as mentioned above, benefited from dryer weather early in the growing season. Keaau production increased by 47%, and the Mauna Kea crop increased by 24%. Production in the Ka'u region suffered from a year-long drought and decreased by 44%. Comparative crop year results by orchard area are shown below (in thousands of pounds):


                                                For the Crop Year
                                                  Ended June 30,                    1999          1998
                                      ------------------------------------          Over          Over
                                       1999           1998           1997           1998          1997
                                      ------         ------         ------         -----         -----
            Keaau                     10,884          7,427          7,744         +  47%        -   4%
            Ka'u                       7,807         13,951         13,023         -  44%        +   7%
            Mauna Kea                  1,340          1,077          1,312         +  24%        -  18%
                                      ------         ------         ------         -----         -----
              Total Production        20,031         22,455         22,079         -  11%        +   2%
                                      ------         ------         ------         -----         -----
                                      ------         ------         ------         -----         -----


NUT PRICES

     The USDA recently reported that the macadamia nut prices for the 1998-99 crop year declined by approximately 13% to an 18-year low. They reported that "growers and processors point to increased world production, weakness in the Asian economy, and more aggressive marketing of foreign nuts in the U.S. as reasons for the lower returns."

     The Partnership's nut price is determined by a formula which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), our exclusive purchaser. The 1998-99 USDA price will become part of our two-year trailing average beginning in the calendar year 2000. For the current year, the USDA portion of our total price increased by 1%. For the year 2000, the USDA portion will decline by approximately 7%. However, the final nut price for each year is not known until the completion of each year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined.

OTHER DEVELOPMENTS

     For the second consecutive year the Ka'u region is suffering from drought conditions, receiving less than three inches of rainfall in the last four months. One-third of the acres in Ka'u have irrigation, but normal production on the remaining acres cannot be sustained, and a continuing drought will have a negative impact on the region's production for the forthcoming 1999-2000 crop year.

     C. Brewer and Company, Limited, the owner of Mauna Loa, recently announced that it is looking for a buyer for Mauna Loa. Mauna Loa is the largest macadamia nut processor and distributor in the world, and is the exclusive purchaser of all of the Partnership's macadamia nuts. In the event of Mauna Loa's sale, the long-term nut purchase contracts now in effect between Mauna Loa and the Partnership would continue. However, since Mauna Loa's performance partly determines the price that the Partnership receives for its macadamia nuts, the Partnership has no way of knowing whether a change in Mauna Loa's ownership would enhance or diminish Mauna Loa's performance, and thus, affect the Partnership's returns.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

     Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4.0 million revolving line of credit. The Partnership had a cash balance of $3.1 million at June 30, 1999, and there were no line of credit drawings outstanding. It is the opinion of management that the Partnership has adequate cash on hand to meet anticipated working capital needs.

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

     The Partnership has determined that it has no internal information technology ("IT") or non-IT systems that could have adverse consequences if not modified. There are, however, numerous third parties having a material relationship with the Partnership, and the assessment of the Year 2000 readiness of these third parties is still in process. The key third parties to be assessed are the managing partner, the contract farmers, the exclusive customer, the CPA firm doing tax accounting and tax returns, the stock exchange, stockbrokers and their agents, and our transfer agent. Most of these third parties have announced their readiness or their schedules of Year 2000 testing and dates of modification for IT systems applicable to the Partnership.

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

LEGAL PROCEEDINGS

     On November 6, 1997, the Partnership announced a proposed merger with Hawaii Land & Farming (formerly C. Brewer Homes, Inc.). Waterside Partners, a limited partner who owned 1,000 units at the time, filed a derivative complaint in the Delaware Chancery Court on January 5, 1998, asking for (1) an injunction enjoining the proposed merger; (2) a rescission of the merger if it was consummated; (3) an accounting to the Partnership for any damages sustained by the Partnership; and (4) an award to plaintiff for its attorney's fees and costs. The Plaintiff did not obtain an injunction, but commenced a letter and telephone campaign for the purpose of persuading unitholders to vote against the proposed merger at the unitholders' meeting. The meeting took place as scheduled on June 26, 1998, and the proposed merger failed to secure the necessary favorable vote of a majority of the unitholders. The lawsuit was dismissed on July 14, 1998. The plaintiff filed a motion on July 13, 1998 asking that it be awarded its costs and expenses, for prosecution of the lawsuit and the proxy contest. Plaintiff claimed $450,000 in attorney's fees, representing approximately triple the amount of its claimed attorney's time of $146,905, plus expenses of $79,277. Exhibits to the Plaintiff's motion indicate that the great majority of the time spent by attorneys and more than 90% of the costs related to the proxy contest rather than the litigation. A hearing was held on the Motion for attorney's fees and expenses on January 29, 1999, and the court has ruled that the Plaintiff is not entitled to any attorney fees or expenses. On April 6, 1999, the Plaintiff filed an appeal to the Supreme Court of the State of Delaware. All parties have completed briefing and are awaiting a date for oral argument.


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

             Exhibit                                                               Page
             Number            Description                                        Number
             ------            -----------                                        ------
               11.1            Statement re Computation of Net Income
                                   per Class A Unit                                 12

               27              Financial Data Schedule (filed only
                                   electronically with the SEC)                     --

 (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the second quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ML MACADAMIA ORCHARDS, L.P.
                                           (Registrant)

                                   By   ML RESOURCES, INC.
                                        Managing General Partner

Date:  July 31, 1999               By    /s/ Gregory A. Sprecher
                                         --------------------------
                                             GREGORY A. SPRECHER
                                          Senior Vice President and
                                           Chief Financial Officer
                                 (Principal Financial and Accounting Officer
                                         and Duly Authorized Officer)

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