Form 10-Q
period 1999-09-30
ML MACADAMIA ORCHARDS L P
filed 1999-10-28
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from   to
                                                    ---  ---

                          Commission File Number 1-9145

                           ML MACADAMIA ORCHARDS, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  99-0248088
                 --------                                  ----------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

              828 FORT STREET, HONOLULU, HAWAII             96813
              ---------------------------------             -----
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

       Yes   X      No
           ----        ----

As of September 30, 1999, Registrant had 7,500,000 Class A Units issued and outstanding.

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

                           ML MACADAMIA ORCHARDS, L.P.
                                 BALANCE SHEETS
                                 (in thousands)


                                                                             SEPTEMBER 30,             DECEMBER 31,
                                                                     -------------------------------
                                                                         1999             1998               1998
                                                                     -------------------------------   -----------------
                                                                              (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                        $         5,009  $         3,546  $            4,317
  Accounts receivable, primarily from related parties                        4,304            3,568               5,435
  Annualized cost adjustment                                                   534              652                   -
  Other current assets                                                          88               83                   -
                                                                     --------------   --------------   -----------------
    Total current assets                                                     9,935            7,849               9,752
Land, orchards and equipment, net                                           53,888           55,490              55,090
                                                                     --------------   --------------   -----------------
    Total assets                                                   $        63,823  $        63,339  $           64,842
                                                                     --------------   --------------   -----------------
                                                                     --------------   --------------   -----------------
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties                              $         3,144  $         2,175  $            3,021
  Cash distributions payable                                                   757              568                 568
  Other current liabilities                                                    296              332                 378
                                                                     --------------   --------------   -----------------
    Total current liabilities                                                4,197            3,075               3,967
Deferred income tax liability                                                1,220            1,232               1,220
                                                                     --------------   --------------   -----------------
    Total liabilities                                                        5,417            4,307               5,187
                                                                     --------------   --------------   -----------------
Commitments and contingencies
Partners' capital
  General partners                                                             584              590                 597
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                                    57,822           58,442              59,058
                                                                     --------------   --------------   -----------------
    Total partners' capital                                                 58,406           59,032              59,655
                                                                     --------------   --------------   -----------------
    Total liabilities and partners' capital                        $        63,823  $        63,339  $           64,842
                                                                     --------------   --------------   -----------------
                                                                     --------------   --------------   -----------------

-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                          INCOME STATEMENTS (UNAUDITED)
                      (in thousands, except per unit data)


                                                                 THREE MONTHS                      NINE MONTHS
                                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                          ----------------------------      ---------------------------
                                                             1999            1998              1999           1998
                                                          ------------    ------------      ------------   ------------
Macadamia nut sales to related party                    $       4,253   $       3,480     $       8,314  $       7,029
Cost of goods sold
  Costs expensed under farming contracts
    with related parties                                        2,867           2,212             5,284          4,366
  Depreciation and amortization                                   610             547             1,122            909
  Other                                                           142             176               266            282
                                                          ------------    ------------      ------------   ------------
      Total cost of goods sold                                  3,619           2,935             6,672          5,557
                                                          ------------    ------------      ------------   ------------
      Gross income                                                634             545             1,642          1,472
                                                          ------------    ------------      ------------   ------------
General and administrative expenses
  Costs expensed under management contract
    with related party                                            149             186               448            413
  Other                                                            62              67               322            309
                                                          ------------    ------------      ------------   ------------
      Total general and administrative expenses                   211             253               770            722
                                                          ------------    ------------      ------------   ------------
      Operating income                                            423             292               872            750
Merger transaction costs                                            -               -                 -         (1,119)
Interest income                                                    66              56               210            192
                                                          ------------    ------------      ------------   ------------
      Income (loss) before gross income tax                       489             348             1,082           (177)
Gross income tax                                                   22              19                58             52
                                                          ------------    ------------      ------------   ------------
      Net income (loss)                                 $         467   $         329     $       1,024  $        (229)
                                                          ------------    ------------      ------------   ------------
                                                          ------------    ------------      ------------   ------------

-------------------------------------------------------------------------------

Net cash flow
  (as defined in the Partnership Agreement)             $       1,077   $         876     $       2,146  $         680
                                                          ------------    ------------      ------------   ------------
                                                          ------------    ------------      ------------   ------------

-----------------------------------------------------------------------------------------------------------------------

Net income (loss) per Class A Unit                      $        0.06   $        0.04     $        0.14  $       (0.03)
                                                          ------------    ------------      ------------   ------------
                                                          ------------    ------------      ------------   ------------

Net cash flow per Class A Unit                          $        0.14   $        0.12     $        0.28  $        0.09
                                                          ------------    ------------      ------------   ------------
                                                          ------------    ------------      ------------   ------------


Cash distributions per Class A Unit                     $        0.10   $       0.075     $        0.30  $       0.225
                                                          ------------    ------------      ------------   ------------
                                                          ------------    ------------      ------------   ------------


Class A Units outstanding                                       7,500           7,500             7,500          7,500
                                                          ------------    ------------      ------------   ------------
                                                          ------------    ------------      ------------   ------------

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                                 (in thousands)


                                                                THREE MONTHS                          NINE MONTHS
                                                            ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                       -------------------------------       ------------------------------
                                                           1999              1998                1999             1998
                                                       --------------    -------------       -------------    -------------
Partners' capital at beginning of period:
  General partners                                   $           587   $          593    $            597   $          610
  Class A limited partners                                    58,110           58,678              59,058           60,355
                                                       --------------    -------------       -------------    -------------
                                                              58,697           59,271              59,655           60,965
                                                       --------------    -------------       -------------    -------------
Allocation of net income (loss):
  General partners                                                 5                3                  10              (3)
  Class A limited partners                                       462              326               1,014             (226)
                                                       --------------    -------------       -------------    -------------
                                                                 467              329               1,024             (229)
                                                       --------------    -------------       -------------    -------------
Cash distributions:
  General partners                                                 8                6                  23               17
  Class A limited partners                                       750              562               2,250            1,687
                                                       --------------    -------------       -------------    -------------
                                                                 758              568               2,273            1,704
                                                       --------------    -------------       -------------    -------------
Partners' capital at end of period:
  General partners                                               584              590                 584              590
  Class A limited partners                                    57,822           58,442              57,822           58,442
                                                       --------------    -------------       -------------    -------------
                                                     $        58,406   $       59,032    $         58,406   $       59,032
                                                       --------------    -------------       -------------    -------------
                                                       --------------    -------------       -------------    -------------

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                          THREE MONTHS                      NINE MONTHS
                                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                   ---------------------------      ----------------------------
                                                                      1999           1998              1999            1998
                                                                   ------------   ------------      ------------    ------------
Cash flows from operating activities:
  Cash received primarily from macadamia nut sales               $       4,060  $          93     $       9,444   $      10,357
  Cash paid under farming and management contracts                      (1,122)          (782)           (6,053)         (6,336)
  Cash paid to other suppliers                                            (344)          (533)             (836)         (1,878)
  Interest received                                                        110             56               221             193
                                                                   ------------   ------------      ------------    ------------
Net cash provided by (used in) operating activities                      2,704         (1,166)            2,776           2,336
                                                                   ------------   ------------      ------------    ------------
Cash flows from financing activities:
  Cash distributions paid                                                 (758)          (568)           (2,084)         (1,704)
                                                                   ------------   ------------      ------------    ------------
Net cash used in financing activities                                     (758)          (568)           (2,084)         (1,704)
                                                                   ------------   ------------      ------------    ------------

Net increase (decrease) in cash                                          1,946         (1,734)              692             632
Cash at beginning of period                                              3,063          5,280             4,317           2,914
                                                                   ------------   ------------      ------------    ------------
Cash at end of period                                            $       5,009  $       3,546     $       5,009   $       3,546
                                                                   ------------   ------------      ------------    ------------
                                                                   ------------   ------------      ------------    ------------
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Net income (loss)                                              $         467  $         329     $       1,024   $        (229)
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
      Depreciation and amortization                                        610            547             1,122             909
      Decrease (increase) in accounts receivable
        from related parties                                              (151)        (3,475)            1,131           3,241
      Decrease (increase) in annualized cost
        adjustment (other than from depreciation)                            5            365              (454)           (358)
      Decrease (increase) in other current assets                          (65)            45               (88)            (63)
      Increase (decrease) in accounts payable                            1,950          1,337               123          (1,506)
      Decrease in prepaid merger costs                                       -              -                 -             292
      Increase (decrease) in other current liabilities                    (112)          (314)              (82)             50
                                                                   ------------   ------------      ------------    ------------
  Total adjustments                                                      2,237         (1,495)            1,752           2,565
                                                                   ------------   ------------      ------------    ------------

Net cash provided by (used in) operating activities              $       2,704  $      (1,166)    $       2,776   $       2,336
                                                                   ------------   ------------      ------------    ------------
                                                                   ------------   ------------      ------------    ------------

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(1) In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 1999, September 30, 1998 and December 31, 1998 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 1999 and 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(5) On September 10, 1999, the third quarter cash distribution was declared in the amount of ten cents ($0.10) per Class A Unit, payable on November 15, 1999 to unitholders of record as of the close of business on September 30, 1999.

(6) On September 8, 1999, Mauna Loa Macadamia Nut Corporation ("Mauna Loa") transferred all 1000 shares of the common stock of its wholly-owned subsidiary, ML Resources, Inc, to C. Brewer and Company, Limited ("CBCL"). Mauna Loa is a wholly-owned subsidiary of CBCL, and no consideration was given or received in the transaction. ML Resources, Inc. is the general partner of ML Macadamia Orchards, L.P.

                           ML MACADAMIA ORCHARDS, L.P.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

OPERATING RESULTS -- FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

         For the three months and the nine months ending September 30, 1999 and 1998, nut production, nut prices and revenues are summarized below:


                                                           For the Three Months
                                                            Ended September 30,                  Change
                                                       ------------------------------           ----------
                                                           1999             1998
                                                       --------------   -------------
     Nut harvested (000's pounds WIS)                          7,967           5,685          +       40%
     Nut price (per pound)                                  $ 0.5338        $ 0.6121          -       13%
                                                       --------------   -------------
     Net nut sales ($000's)                                    4,253           3,480          +       22%
                                                       --------------   -------------
                                                       --------------   -------------

                                                            For the Nine Months
                                                            Ended September 30,                  Change
                                                       ------------------------------           ----------
                                                           1999             1998
                                                       --------------   -------------
     Nut harvested (000's pounds WIS)                         14,334          11,486          +       25%
     Nut price (per pound)                                  $ 0.5800        $ 0.6120          -        5%
                                                       --------------   -------------
     Net nut sales ($000's)                                    8,314           7,029          +       18%
                                                       --------------   -------------
                                                       --------------   -------------

         The harvest for the three months ending September 30, 1999 was 8.0 million pounds, 40% higher than the 5.7 million pounds recorded for the same period in 1998. This was due to harvesting beginning in July this year for all regions, rather than in August in the prior year. Production for the nine-month period in 1999 was 14.3 million pounds compared to 11.5 million pounds for the nine months of 1998. Most of this increase is also due to the earlier fall harvesting in 1999.

         Worldwide macadamia prices have been falling due to increased production, primarily in Australia. The price received for harvested macadamia nuts declined to $0.58 per pound, 5% less than the third quarter last year and 9% less than the final price of $0.64 received in 1998. The Partnership's nut price is determined by a formula based 50% on a two-year trailing average of USDA reported macadamia nut prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), the Partnership's exclusive purchaser.

         The final price to be paid for the entire year's production is not known until year-end, when Mauna Loa's books have been closed and audited. For interim payment and reporting purposes, the Partnership and Mauna Loa estimate this nut price based on Mauna Loa's current processing and marketing plan. When Mauna Loa updates its plan, the Partnership revises its current year nut price estimate accordingly and records an adjustment in that quarter to apply the revised price estimate to all nuts sold earlier in that year as well. Third quarter revenues for 1999 reflect such an update with a revenue adjustment of $349,000.

         Total production costs were higher for both the three-month and nine-month periods in 1999 compared to the same periods in 1998 due to the larger harvests in the 1999 periods.

OTHER DEVELOPMENTS

         The Ka'u region (where 48% of the Partnership's orchards are located) continues to suffer from drought conditions for the second straight year. Ka'u has received only 5.5 inches of rainfall since March 1999. While one-third of the acres in Ka'u have irrigation, production and quality are below normal, and a continuing drought will adversely affect the region's production for the remaining 1999-2000 crop year.

         Meanwhile, the orchards at Keaau and Mauna Kea are producing higher than their historical averages for calendar year 1999 due to excellent production in the first half of the year.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

         Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4.0 million revolving line of credit. The Partnership had a cash balance of $5.0 million at September 30, 1999, and there were no line of credit drawings outstanding. It is the opinion of management that the Partnership has adequate cash on hand to meet anticipated working capital needs.

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

         The Partnership has determined that it has no internal information technology ("IT") or non-IT systems that could have adverse consequences if not modified. There are, however, numerous third parties having a material relationship with the Partnership, and the assessment of the Year 2000 readiness of these third parties is nearly complete. The key third parties to be assessed are the managing partner, the contract farmers, the exclusive customer, the CPA firm doing tax accounting and tax returns, the stock exchange, stockbrokers and their agents, and our transfer agent. Most of these third parties have announced their readiness or their schedules of Year 2000 testing and dates of modification for IT systems applicable to the Partnership.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

 (b) Reports on Form 8-K:

       No reports on Form 8-K were filed during the third quarter of 1999.

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

                                            ML MACADAMIA ORCHARDS, L.P.
                                                 (Registrant)

                                            By   ML RESOURCES, INC.
                                            Managing General Partner

Date:  October 27, 1999                     By     /s/ Gregory A. Sprecher
                                            -------------------------------
                                                   GREGORY A. SPRECHER
                                              Senior Vice President and
                                               Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                             and Duly Authorized Officer)


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