Form 10-K405
period 1999-12-31
ML MACADAMIA ORCHARDS L P
filed 2000-03-07
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended DECEMBER 31, 1999
                                             -----------------
                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9145
                                                 ------

                          ML MACADAMIA ORCHARDS, L.P.
                          ---------------------------
             (Exact Name of registrant as specified in its charter)

                     DELAWARE                         99-0248088
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

     828 FORT STREET, HONOLULU, HAWAII                   96813
  (Address ofprincipal executive offices)              (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K. [X]

As of March 1, 2000, 7,500,000 shares of the registrant's Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $31,875,000 (based on the closing price on that date of $4.25 per Unit).

                                     PART I

ITEM 1.  BUSINESS OF THE PARTNERSHIP

GENERAL DESCRIPTION OF THE BUSINESS

ML Macadamia Orchards, L.P. (the "Partnership") is a publicly-traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing macadamia nuts in Hawaii. It is one of the world's largest growers of macadamia nuts. The Partnership owns or leases approximately 4,027 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii, where macadamia nut yields are among the world's highest. ("Tree acres" are acres of the Partnership's owned or leased lands utilized for macadamia nut orchards. "Gross acres" includes areas not utilized for orchards.) The Partnership is managed by its sole general partner, ML Resources, Inc. ("MLR" or the "Managing Partner"). The Managing Partner is a wholly owned subsidiary of C. Brewer and Company, Limited ("CBCL"), which in turn is wholly owned by Buyco, Inc. ("Buyco"). Prior to September 8, 1999, ML Resources, Inc. was a wholly owned subsidiary of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which was a wholly owned subsidiary of CBCL.

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

Approximately fifty percent of sales of the MAUNA LOA-Registered Trademark-brand are made in the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers.

Approximately thirty percent of sales of the MAUNA LOA-Registered Trademark-brand are made in Hawaii where Mauna Loa sells through its own direct sales force primarily to retailers. Substantial portions of the macadamia nut products sold are purchased by visitors for gifts and souvenirs. Mauna Loa believes that it is the largest seller of macadamia products in the State of Hawaii.

Outside the United States, Mauna Loa's other major market is Japan and the Far East. Approximately fifteen percent of sales of the MAUNA LOA-Registered Trademark- brand are made in Japan and the Far East.

The remaining sales are comprised of ingredient nuts, visitor center sales, and mail order sales.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America. For the 1999 crop, Hawaii was expected to supply 31% of the world crop, and Australia, the world's largest producer, was expected to supply 45%.

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

HARVESTING. The harvest period begins in the late summer and runs through the following spring. Mature nuts fall from the trees and are harvested using mechanized harvest equipment when the orchard floor is level enough to permit its use. Nuts are harvested by hand when the orchard floor is too uneven to permit mechanical harvesting, when the nut drop is very light and when nuts remain after harvesting. At Keaau, Ka'u and Mauna Kea, seasonal labor for hand harvesting and other operations is generally available from nearby Hilo and adjacent communities.

Mechanical harvesting is less costly than hand harvesting, but mechanical harvesting is possible only where the orchard floor is relatively flat. Approximately 56% of the orchards acquired in 1986, 81% of the orchards acquired in 1989 and 100% of the orchard acquired in 1991 are currently mechanically harvested. The remaining acres of the 1986 and 1989 orchards are too uneven for mechanical harvesting and must be harvested by hand.

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

After the nuts are weighed, the moisture content of the nuts is reduced by blowing warm air over them, producing DIS nuts. The nuts are then cracked by metal rollers to remove the shell. Mechanical and optical equipment, as well as hand sorting, are used to separate the nut kernels from pieces of broken shell.

The dry nut kernels are roasted and then sorted into retail and commercial grades. At this stage, less than half of the nuts are bulk-packed and sent to four co-packers on the U.S. mainland for packaging. At Mauna Loa's plant in Keaau the nuts may be salted, or covered with chocolate or one of several candy glazes, and finally packaged, labeled and readied for shipment.

STABILIZATION PAYMENTS

In December 1986, the Partnership acquired a 266-acre orchard that was several years younger than other orchards of the Partnership. Because of the relative immaturity of the newer orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

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

In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. The Partnership paid KACI $297,000 under these provisions for 1997. No additional rent was due in 1998 or 1999.

RISKS INVOLVED IN OPERATING MACADAMIA ORCHARDS

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 1.6% in 1997, 0.9% in 1998 and 0.7% in 1999.

DISEASES AND PESTS. The Partnership's Keaau orchards have experienced tree replacements of 3.6% in 1997, 1.9% in 1998 and 1.5% in 1999. Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as "Macadamia Quick Decline" ("MQD"). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD. Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties. Based on the latest research, Mauna Loa and the University of Hawaii are working to identify the specific causes of the problem and potentially to develop feasible control measures. There is no assurance, however, that a feasible control measure can be developed. Approximately 9% of the Partnership's orchards are variety 333 and 45% are variety 344. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka'u orchards, but tree losses to date have been less than 1% in the Ka'u area.

There are also two types of fungal diseases, which can affect nut production but are not fatal to the trees themselves. One of these is Phytophthora, which affects the macadamia flowers and nutlets, and the other is Botrytis cinerea. These types of fungal disease were generally controllable with fungicides, but many of these fungicides are no longer available. Historically, these fungi have attacked the orchards located in Keaau every three or four years. There was a Phytophthora occurrence in the Keaau and Mauna Kea orchards from February to mid-March in 1999, which slightly affected the 1999-2000 crop year production for these orchards. A moderate infestation of Phytophthora also occured in January 2000, and the data as of February 2000 indicates that the nutset may be less than normal.

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

The Partnership secures tree insurance each year under a federally subsidized program. The tree insurance for 2000 provides coverage up to a maximum of approximately $34 million against loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 1999-2000 crop year and provides coverage up to a maximum of approximately $7.5 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

         YEAR                      KA'U             KEAAU         MAUNA KEA
         ----                     ------           -------        ---------
         1995                      27.0"             88.6"          123.1"
         1996                      69.3"            125.2"          146.6"
         1997                      54.9"            142.3"          157.5"
         1998                       8.8"            115.5"          153.7"
         1999                      30.5"            132.3"          130.0"

In, 1998, the El Nino related drought affected all of Hawaii for the first three months and continued to affect Ka'u for the full year. The Ka'u region recorded the lowest rainfall in the Partnership's history, with less than nine inches of rain. The 1998-99 Ka'u crop year was reduced by over 30% due to the lack of rainfall. The Keaau and Mauna Kea regions, which normally receive substantial rainfall, benefitted from the lack of rainfall during the first three months of the year. During this period, flowering and pollination were highly successful in these orchards, resulting in the largest macadamia crops ever produced in these two regions.

The drought continued in Ka'u until the fall of 1999. However, twelve inches of rain fell in the beginning of 1999, which allowed the Ka'u orchards to flower and produce a less than normal crop.

WATER SUPPLY FOR IRRIGATION

In June 1986, the Partnership and KACI entered into an agreement (the "Water Agreement") pursuant to which KACI agreed to supply water to that portion of the June 1986 Orchards located at Ka'u ("Ka'u I") which had been irrigated historically. In 1989, the Water Agreement was amended to supply water to that portion of the October 1989 Orchards at Ka'u ("Ka'u II") which had also been irrigated historically. The Water Agreement, as amended, provides that KACI will supply water to such portion of the Ka'u I Orchards and the Ka'u II Orchards (the "Irrigated Orchards") from a well (the "Sisal Well") located on property owned by KACI as requested by the Partnership from time to time in an amount equal to, at the time of request, the lesser of (i) the amount necessary to irrigate the Irrigated Orchards in accordance with prudent farming practices or
(ii) 95% of the Sisal Well's present operating capacity of 1,700 gallons per minute, provided that the amount of water required to be provided under clause
(ii) will not exceed approximately 643 million gallons of water per year. The cost to the Partnership for receiving such water is a pro rata share of the cost incurred by KACI in providing such water.

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

EMPLOYEES

The Partnership presently has no employees. Instead, the employees, officers and directors of the Managing Partner perform all management functions for the Partnership. As of December 31, 1999, the Managing Partner employed three people.


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



                                 [MAP OF HAWAII]

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage. However, short droughts and occasional flooding have occurred. At Mauna Kea, normal rainfall is adequate without irrigation and the volcanic soil provides adequate drainage. In the event of a very long drought, production at Keaau and Mauna Kea might be affected. At Ka'u, located on the drier side of the island, the rainfall averages substantially less than at Keaau, particularly at the lower elevations. Approximately 652 acres at the lower elevations of Ka'u are irrigated to provide for additional water when required. Under extremely dry conditions at Ka'u, such as a prolonged drought, irrigation is not sufficient, and production will be adversely affected.

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

ORCHARDS. The following table lists each of the orchards, the year acquired, gross and tree acres, tenure, and lease rents:

                                               TREE                                 LEASE            MIN. RENT
         ORCHARD              ACQUIRED        ACRES             TENURE            EXPIRATION         PER ANNUM
------------------------   --------------  -------------   ----------------    ----------------   ---------------
Keaau I                      June 1986             1467       Fee simple
Ka'u I                       June 1986              456       Fee simple
     "                       June 1986              500      Leasehold (1)           2019               $ 25,000
Ka'u Green Shoe I            Dec. 1986              266      Leasehold (1)           2019               $  5,586
Keaau II                     Oct. 1989              220       Fee simple
Ka'u II                      Oct. 1989              327      Leasehold (2)           2034               $ 23,544
     "                       Oct. 1989              175      Leasehold (1)           2028               $ 17,314
     "                       Oct. 1989               26      Leasehold (3)           2029               $  2,041
     "                       Oct. 1989              186      Leasehold (1)           2031               $ 18,585
Mauna Kea                    Oct. 1989              326      Leasehold (2)           2034               $ 23,508
Keaau Lot 10                Sept. 1991               78       Fee simple
                                           -------------
  Total acres                                      4027

--------------------------------------------------------------------------------
(1)  Lease of land only; trees may be removed at termination of lease.
(2) Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019.
(3)  Lease of land; trees revert to lessor upon termination of lease.

For certain additional information concerning farming leases, see Item 13, page 38.

In addition to the minimum annual lease payment amount, all the leases require the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment based on the market price per pound of macadamia nuts sold in Hawaii.

With respect to the Ka'u Green Shoe I Orchard, the lease requires the Partnership to pay KACI, the seller and lessor, additional rent equal to 100% of any year's cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership. Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow. For additional information, see "Stabilization Payments" on page 7.

CERTAIN INFORMATION REGARDING LEASES. The 715 tree acres comprising the Ka'u II Orchards were situated on approximately 1,424 actual acres of land. Such 1,424 acres of land were located on larger tracts of land, which covered an aggregate of approximately 10,358 acres. The Partnership initially acquired (i) a lease of an undivided interest in the larger tracts of land within which the property relating to the Ka'u II Orchards were located, (ii) an undivided interest in the entire leasehold estate relating to the larger tracts of land within which a portion of the property relating to the Ka'u II Orchards were located and (iii) the entire leasehold estate of the remaining portion of the property relating to the Ka'u II Orchards Leasehold Interest. The larger tracts have been partitioned, and the Partnership has revested in Mauna Loa and KACI the Partnership's undivided leasehold interest in the 8,934 additional acres not related to the land upon which the Ka'u II Orchards are located. The Partnership's undivided leasehold interest in the remaining portions of such larger tracts has been converted to a leasehold interest of the entirety of such remaining portions.

ITEM 3.  LEGAL PROCEEDINGS.

On July 13, 1998, Waterside Partners, a limited partner, filed a suit asking that it be awarded its costs and expenses for prosecution of a lawsuit and a proxy contest related to a proposed merger involving the Partnership. A hearing was held on the Motion for attorney's fees and expenses on January 29, 1999, and the court ruled that the Plaintiff was not entitled to any attorney fees or expenses. The Plaintiff appealed to the Supreme Court of Delaware, which decided on November 1, 1999 to uphold the lower court ruling.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED
         UNITHOLDER MATTERS.

The Partnership's Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 1,622 registered holders of Class A Depositary Units on December 31, 1999.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:


       ------------------------------------------------------------------------------------------
                                          DISTRIBUTION                     HIGH             LOW
       ------------------------------------------------------------------------------------------
       1999:   4th Quarter                  $0.10                       3  15/16          3  1/2
               3rd Quarter                   0.10                       3  7/8            3  5/8
               2nd Quarter                   0.10                       3  15/16          3  5/16
               1st Quarter                   0.10                       3  15/16          3

       1998:   4th Quarter                  $0.075                      3  11/16          3  1/4
               3rd Quarter                   0.075                      4                 3  1/2
               2nd Quarter                   0.075                      4  3/16           3  1/8
               1st Quarter                   0.075                      4                 3

ITEM 6.  SELECTED FINANCIAL DATA.
               (In thousands, except per pound and per unit data)

                                                        1999          1998          1997          1996          1995
                                                        ----          ----          ----          ----          ----
Financial:
     Total revenue                                    $ 15,950      $ 12,408      $ 12,128      $ 13,216      $ 10,590
     Net cash provided by
       operating activities (1)                          3,849         3,675         4,613         2,062         3,370
     Income before taxes                                 4,847         1,039         1,831         3,033         1,192
     Net income                                          4,645           963        15,581         3,033         1,192
     Distributions declared                              3,030         2,273         2,273         1,515         1,515
     Total working capital                               9,031         5,785         5,213         4,342         1,235
     Total assets                                       66,503        64,842        66,727        65,953        64,455
     Long-term debt                                          -             -             -             -             -
     Total partners' capital                            61,270        59,655        60,965        47,656        46,138
     Class A limited partners' capital                  60,657        59,058        60,355        47,179        45,676
     Net cash flow (2)                                   6,247         2,566         3,435         4,635         2,793

Operations (3):
     Macadamia nuts harvested (lbs.) (4)                25,569        19,463        20,315        22,110        18,820
     Net price $/lb. (4)(5)                           $ 0.6238      $ 0.6375      $ 0.5970      $ 0.5977      $ 0.5627

Per Class A Unit (6):
     Income before taxes                               $  0.64       $  0.14       $  0.24       $  0.40       $  0.16
     Net income                                           0.61          0.13          2.06          0.40          0.16
     Net cash flow (2)                                    0.82          0.34          0.45          0.61          0.37
     Distributions                                        0.40          0.30          0.30          0.20          0.20
     Partners' capital                                    8.09          7.87          8.05          6.29          6.09

(1) See "Statement of Cash Flows" in the financial statements for method of calculation.
(2) See Footnote 4 in the notes to financial statements for method of calculation.
(3)  During all periods presented there were 4,027 acres of trees harvested.
(4)  Wet-in-shell at 25% moisture.
(5)  Weighted average for all orchards.
(6) 7,500,000 Class A Units were issued and outstanding for all periods presented.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

RESULTS OF OPERATIONS - 1999, 1998 AND 1997

PRODUCTION AND YIELDS

Production and yield data for the seven orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

                                                                              Average Yield per Acre
                                                            1999        -----------------------------------
        Orchard              Acquired      Acreage       Production       1999         1998        1997
-------------------------  -------------  -----------  ---------------  ----------  ----------- -----------
Keaau I                     June 1986          1,467       10,550,840       7,192        4,855       4,212
Keaau II                    Oct. 1989            220        1,135,026       5,159        3,336       2,686
Keaau Lot 10                Sept. 1991            78          463,569       5,943        3,661       3,551
Ka'u I                      June 1986            956        6,971,923       7,293        7,189       6,168
Ka'u Green Shoe I           Dec. 1986            266        1,262,117       4,745        3,249       8,617
Ka'u II                     Oct. 1989            714        3,239,592       4,537        3,811       5,746
Mauna Kea                   Oct. 1989            326        1,945,647       5,968        2,645       2,994
                                          -----------  ---------------
  Totals (except yields
    which are averages)                        4,027       25,568,714       6,349        4,833       5,045
                                          ===========  ===============

For 1999, overall nut production increased by 31%. The combined Keaau orchards increased 49% over 1998, and the Mauna Kea orchards were up 126%. Both regions began 1999 with substantial nut production from the 1998-99 crop year, and then realized heavy and early nut production from the 1999-2000 crop year. The Ka'u region showed signs of a rebound after two years of drought, with an increase in production of 10% over 1998.

For 1998, overall nut production declined 4% from the prior year. The Keaau orchards, affected by drought only through March 1998, increased production by 16% compared to 1997. The combined Ka'u orchards, where the El Nino related drought had the most effect, were down 15%. The Ka'u Green Shoe I orchard is without irrigation and suffered the most, down 62%.

The Ka'u Green Shoe I orchard and the Mauna Kea orchard are not yet fully mature. As a result, the yields from these orchards are expected to be lower on average over the next few years than for the Partnership's mature orchards. At full maturity under favorable growing conditions, a macadamia orchard can produce between 5,500 and 7,500 WIS pounds of macadamia nuts per acre each year at Ka'u and between 4,000 and 6,000 WIS pounds of macadamia nuts per acre each year at Keaau. No trees have reached full maturity in the Mauna Kea area, but it is expected that production at maturity at the Mauna Kea orchard will approximate Keaau levels.

REVENUE

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these factors is summarized in the following table:

                                                                                        1999         1998
                                                                                        over         over
                                              1999          1998           1997         1998         1997
                                          -------------  ------------   ------------  ----------   ----------
Trees acres harvested                            4,027         4,027          4,027       -            -
Average yield (WIS lbs./acre)                    6,349         4,833          5,045    + 31%         - 4%
                                          -------------  ------------   ------------
Nuts harvested (000's WIS lbs.)                 25,569        19,463         20,315    + 31%         - 4%
Nut price ($/WIS lbs. @ 25%)                    0.6238        0.6375         0.5970    -  2%         + 7%
                                          -------------  ------------   ------------
Gross nut sales ($000's)                        15,950        12,408         12,128    + 29%         + 2%
                                          =============  ============   ============

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

The following table sets forth the manner in which the nut purchase price per pound was determined for 1999, 1998 and 1997 ($/lb.):

                                                               1999           1998            1997
                                                           -------------  --------------  --------------
USDA price - two years prior (a)                                 0.7125          0.6886          0.6413
USDA price - one year prior (a)                                  0.6996          0.7125          0.6886
                                                           -------------  --------------  --------------
USDA price - two year trailing average                           0.7061          0.7006          0.6650
                                                           =============  ==============  ==============

Gross revenues                                                   2.1695          2.2741          2.1673
Less allocable processing, packaging,
  marketing, sales and advertising costs                         1.5023          1.5654          1.5150
Less 20% capital charge                                          0.1334          0.1417          0.1305
                                                           -------------  --------------  --------------
Net-back component                                               0.5338          0.5670          0.5218
                                                           =============  ==============  ==============

USDA price - two year trailing average                           0.7061          0.7006          0.6650
Net-back component                                               0.5338          0.5670          0.5218
                                                           -------------  --------------  --------------
Average of USDA two year trailing
  average price and net-back component                           0.6199          0.6338          0.5934
Plus Hawaii general excise tax (0.5%)                            0.0031          0.0032          0.0030
                                                           -------------  --------------  --------------
Net purchase price (b)                                           0.6230          0.6369          0.5964
                                                           =============  ==============  ==============

(a) Mauna Loa's own purchases comprise a substantial portion of nut purchases reported to the USDA. Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b) The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the "two-year trailing average" provision slightly differently from the other nut purchase contracts, and thus, results in a slightly different nut price. This orchard accounts for less than 2% of the Partnership's macadamia nut production.

The 1999 average nut price declined 2.1% from the average price in 1998. Worldwide macadamia prices have been falling due to increased production, primarily in Australia. The netback component of the 1999 nut price declined due to decreased nut revenues per pound at Mauna Loa, but this was partially offset by a reduction of Mauna Loa's processing and marketing costs.

The 1998 average nut price of $0.6375 per pound was 6.8% higher than 1997. The USDA trailing average component increased by $0.0357, and the netback component increased by $0.0451. The netback increase is attributable mostly to a 5% increase in Mauna Loa's revenues per pound.

The USDA published price for the 1998-99 crop year was $0.6155 per pound (WIS at 25% moisture), which is 12% lower than the 1997-98 price of $0.6996 and 14% lower than the 1996-97 price of $0.7125. The USDA two-year trailing average which affects the Partnership's 2000 nut price will be $0.6576, a 7% decrease over the 1999 two-year average.

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

The Partnership's unit costs (expressed in dollars per wet-in-shell pound at 25% moisture), which are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax and tree insurance) by the number of pounds of macadamia nuts produced by that orchard, are summarized below ($/lb.):

                                                                  Cost per pound
                                                    -------------------------------------------
        Orchard                   Acquired              1999           1998           1997
-------------------------  -----------------------  -------------  -------------  -------------
Keaau I                          June 1986                0.3504         0.4557         0.4972
Keaau II                         Oct. 1989                0.4039         0.5640         0.6385
Keaau Lot 10                     Sept. 1991               0.1938         0.3297         0.3145
Ka'u I                           June 1986                0.4211         0.4270         0.4429
Ka'u Green Shoe I                Dec. 1986                0.3955         0.4669         0.3881
Ka'u II                          Oct. 1989                0.4618         0.5387         0.3819
Mauna Kea                        Oct. 1989                0.4221         0.8802         0.8059

All Orchards                                              0.3910         0.4787         0.4623


Cost of goods sold was $754,000 higher in 1999, but declined 18% from the previous year on a per pound basis. This is the lowest annual cost-per-pound ever achieved by the Partnership and is the result of the large nut production, which spread the indirect and overhead farming costs over more pounds.

Total production costs charged to the income statement in 1998 were lower than 1997 by $69,000, but 3.5% higher on a cost-per-pound basis. Production costs were generally down due to the overall lower production, but irrigation costs were higher by $300,000 in 1998 due to a drought in the Ka'u region.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative expenses are comprised of accounting and reporting costs, reimbursements to the Managing Partner for compensation, directors' fees, office expenses and liability insurance, and the management fee. These costs were $121,000 higher in 1999 than in 1998. Of this amount, $80,000 was due to the higher management fee earned by the general partner, which is based on Partnership cash flow. The balance of this increase was due to legal costs incurred in litigation concerning a proxy contest in the 1998 merger attempt. (See "Legal Proceedings" on page 19.)

Total general and administrative costs in 1998 were $95,000 higher than in 1997. Until 1998, the general partner and Partnership offices were located in the corporate offices of C. Brewer and Company, Limited ("CBCL"), and office costs, such as office rent, telephone and postage, were absorbed by CBCL. CBCL moved their headquarters to Hilo, Hawaii, in early 1998, and these occupancy costs were incurred for the first time by the Partnership.

A management fee based on Partnership cash flow is payable annually to the Managing Partner. The amount paid was $137,000 for 1999, $57,000 for 1998 and $75,000 for 1997.

INTEREST INCOME AND EXPENSE

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates. Throughout 1999 the Partnership had cash on hand, earned $266,000 in interest income (net of line of credit fees), and incurred no interest expense. Interest income was $244,000 in 1998 and $171,000 in 1997.

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

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998. The gross income tax was $202,000 in 1999 and $76,000 in 1998. In 1997,
the year of this election, the deferred tax liability was reduced from $14,982,000 to $1,232,000, creating a deferred tax credit of $13,750,000.

SEASONALITY, CAPITAL RESOURCES AND LIQUIDITY

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4.0 million revolving line of credit. The line was extended for one year on June 1, 1998, again on June 1, 1999, and may be extended for additional one-year intervals upon the payment of extension fees.

The Partnership had a cash balance of $5.3 million at year-end 1999, and there were no line of credit drawings during 1999, 1998 or 1997. It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.

LEGAL PROCEEDINGS

On July 13, 1998, Waterside Partners, a limited partner, filed a suit asking that it be awarded its costs and expenses for prosecution of a lawsuit and a proxy contest related to a proposed merger involving the Partnership. A hearing was held on the Motion for attorney's fees and expenses on January 29, 1999, and the court ruled that the Plaintiff was not entitled to any attorney fees or expenses. The Plaintiff appealed to the Supreme Court of Delaware, which decided on November 1, 1999 to uphold the lower court ruling.

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                    Page
                                                                                   Number
                                                                                   ------
Report of Independent Accountants                                                    21

Balance Sheets, December 31, 1999 and 1998                                           22

Income Statements, for the Years Ended December 31, 1999, 1998 and 1997              23

Statements of Partners' Capital, for the Years Ended December 31, 1999,
     1998 and 1997                                                                   24

Statements of Cash Flows for the Years Ended December 31, 1999,
     1998 and 1997                                                                   25

Notes to Financial Statements, Including Supplementary Data                          26

                        REPORT OF INDEPENDENT ACCOUNTANTS


Limited Partners
ML Macadamia Orchards, L.P.


In our opinion, the accompanying balance sheets and the related income statements, statements of partners' capital and statements of cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Honolulu, Hawaii
February 4, 2000

                           ML MACADAMIA ORCHARDS, L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                           DECEMBER 31,
                                                                              ---------------------------------------
                                                                                   1999                   1998
                                                                              ---------------       -----------------
ASSETS
Current assets
  Cash and cash equivalents                                                   $        5,325        $          4,317
  Accounts receivable, primarily from related parties                                  7,687                   5,435
  Other current assets                                                                     3                       -
                                                                              ---------------       -----------------
    Total current assets                                                              13,015                   9,752
Land, orchards and equipment, net                                                     53,488                  55,090
                                                                              ---------------       -----------------
  Total assets                                                                $       66,503        $         64,842
                                                                              ===============       =================


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties                                         $        2,819        $          3,021
  Cash distributions payable                                                             758                     568
  Other current liabilities                                                              407                     378
                                                                              ---------------       -----------------
    Total current liabilities                                                          3,984                   3,967
Deferred income tax liability                                                          1,249                   1,220
                                                                              ---------------       -----------------
    Total liabilities                                                                  5,233                   5,187
                                                                              ---------------       -----------------
Commitments and contingencies
Partners' capital
  General partner                                                                        613                     597
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                                              60,657                  59,058
                                                                              ---------------       -----------------
    Total partners' capital                                                           61,270                  59,655
                                                                              ---------------       -----------------
    Total liabilities and partners' capital                                   $       66,503        $         64,842
                                                                              ===============       =================

---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                                INCOME STATEMENTS
                      (in thousands, except per unit data)

                                                                          1999               1998                1997
                                                                      -------------       ------------       -------------
Macadamia nut sales to related party                                  $     15,950        $    12,408        $     12,128
Cost of goods sold
  Costs expensed under farming contracts
   with related parties                                                      8,217              7,466               7,301
  Depreciation and amortization                                              1,602              1,603               1,604
  Other                                                                        373                369                 602
                                                                      -------------       ------------       -------------
      Total cost of goods sold                                              10,192              9,438               9,507
                                                                      -------------       ------------       -------------
      Gross income                                                           5,758              2,970               2,621
General and administrative expenses
  Costs expensed under management
   contract with related party                                                 662                584                 503
  Other                                                                        515                472                 458
                                                                      -------------       ------------       -------------
      Operating income                                                       4,581              1,914               1,660
Merger transaction costs                                                         -             (1,119)                  -
Interest income                                                                266                244                 171
                                                                      -------------       ------------       -------------
      Income before tax                                                      4,847              1,039               1,831
Income tax benefit (expense)                                                  (202)               (76)             13,750
                                                                      -------------       ------------       -------------
      Net income                                                      $      4,645                963              15,581
                                                                      =============       ============       =============

--------------------------------------------------------------------------------------------------------------------------

Net cash flow (as defined in the Partnership Agreement)               $      6,247        $     2,566        $      3,435
                                                                      =============       ============       =============
--------------------------------------------------------------------------------------------------------------------------

Net income per Class A Unit                                           $       0.61        $      0.13        $       2.06
                                                                      =============       ============       =============

Net cash flow per Class A Unit                                        $       0.82        $      0.34        $       0.45
                                                                      =============       ============       =============

Cash distributions per Class A Unit                                   $       0.40        $      0.30        $       0.30
                                                                      =============       ============       =============

Class A Units outstanding                                                    7,500              7,500               7,500
                                                                      =============       ============       =============


--------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          ML MACADAMIA ORCHARDS, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)

                                                                   1999                 1998                  1997
                                                               -------------        --------------        -------------
Partners' capital at beginning of period:
  General partners                                             $        597         $         610         $        477
  Class A limited partners                                           59,058                60,355               47,179
                                                               -------------        --------------        -------------
                                                                     59,655                60,965               47,656
                                                               -------------        --------------        -------------

Allocation of net income:
  General partners                                                       46                    10                  156
  Class A limited partners                                            4,599                   953               15,426
                                                               -------------        --------------        -------------
                                                                      4,645                   963               15,582
                                                               -------------        --------------        -------------

Cash distributions:
  General partners                                                       30                    23                   23
  Class A limited partners                                            3,000                 2,250                2,250
                                                               -------------        --------------        -------------
                                                                      3,030                 2,273                2,273
                                                               -------------        --------------        -------------

Partners' capital at end of period:
  General partners                                                      613                   597                  610
  Class A limited partners                                           60,657                59,058               60,355
                                                               -------------        --------------        -------------
                                                               $     61,270         $      59,655         $     60,965
                                                               =============        ==============        =============

-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                       1999        1998        1997
                                                     --------    --------    --------
Cash flows from operating activities:
  Cash received from macadamia nut sales             $ 13,698    $ 13,837    $ 12,218
  Cash paid under farming and management contracts     (9,085)     (8,404)     (6,746)
  Cash paid to other suppliers                         (1,045)     (2,002)     (1,030)
  Interest received (paid), net                           281         244         171
                                                     --------    --------    --------
Net cash provided by operating activities               3,849       3,675       4,613
                                                     --------    --------    --------

Cash flows from investing activities:
  Capital acquisition costs expenditures                   --          --        (292)
                                                     --------    --------    --------
Net cash used in investing activities                      --          --        (292)
                                                     --------    --------    --------

Cash flows from financing activities:
  Distributions paid                                   (2,841)     (2,272)     (2,083)
                                                     --------    --------    --------
Net cash used in financing activities                  (2,841)     (2,272)     (2,083)
                                                     --------    --------    --------


Net increase in cash                                    1,008       1,403       2,238
Cash at beginning of period                             4,317       2,914         676
                                                     --------    --------    --------
Cash at end of period                                $  5,325    $  4,317    $  2,914
                                                     ========    ========    ========


Reconciliation of net income to net cash
  provided by operating activities:
  Net income                                         $  4,645    $    963    $ 15,581
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                     1,602       1,602       1,604
      Deferred income tax expense (credit)                 30         (12)    (13,750)
      (Increase) decrease in accounts receivable       (2,252)      1,374          90
      Increase in other current assets                     (3)       --          --
      Increase (decrease) in accounts payable            (202)       (660)      1,058
      Increase in other liabilities                        29         408          30
                                                     --------    --------    --------
  Total adjustments                                      (796)      2,712     (10,968)
                                                     --------    --------    --------
Net cash provided by operating activities            $  3,849    $  3,675    $  4,613
                                                     ========    ========    ========

----------------------------------------------------------------------------------------------------------------------------

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

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. ("MLR"). MLR is a subsidiary of C. Brewer and Company, Limited ("CBCL"), whose parent company is Buyco, Inc. ("Buyco"). Prior to September 8, 1999, ML Resources, Inc. was a subsidiary of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), which is a subsidiary of CBCL.

Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange. Mauna Loa Orchards, L.P., an affiliate of the general partner, held 30,000 Class A Units at December 31, 1999 and 1998.

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

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998. With this election, the deferred tax liability was reduced in 1997 from $14,982,000 to $1,232,000, creating a deferred tax credit of $13,750,000.

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

(3)     RELATED PARTY TRANSACTIONS

(a) NUT PURCHASE CONTRACTS. The Partnership is a party to four nut purchase contracts with Mauna Loa. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture and 50% on Mauna Loa's "netback component". The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The nut price paid to the Partnership under the first three nut purchase contracts was $0.5964 for 1997, $0.6369 for 1998 and $0.6230 for 1999. The average nut price paid to the Partnership under the fourth nut price contract was $0.6422 for 1997, $0.6796 for 1998 and $0.6682 for 1999.

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

The contracts provide KACI and MKACI with reimbursement of their direct and indirect costs incurred under these contracts. The reimbursements paid to the two farm managers were $6.8 million for 1997, $6.9 million for 1998, and $7.4 million for 1999. Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa's Keaau facility. Reimbursements made to Mauna Loa were $361,000 in 1997 and $489,000 in 1998. In 1999, KACI contracted to operate this facility, and reimbursement to KACI in 1999 was $595,000.

Each of the farming contracts was amended effective January 1, 1998 to provide farming fees equal to two and one-half percent of the Partnership's gross profits from farming operations (previously three percent for the first three farming contracts and none for the fourth contract). The two farm managers earned farming fees of $113,000 in 1997, $121,000 in 1998 and $195,000 in 1999.

(c) MANAGEMENT COSTS AND FEE. The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership's operating cash flow (as defined). Those reimbursable costs totaled $428,000 in 1997, $528,000 in 1998 and $525,000 in 1999. The managing general partner earned a management fee of $75,000 in 1997, $57,000 in 1998 and $137,000 in 1999.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. No incentive fee was earned in 1997, 1998 or 1999.

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

In return, the Partnership is obligated to pay KACI 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay KACI 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. Such additional percentage rent totaled $297,000 in 1997. No additional rent was due in 1998 or 1999.

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

(4)  CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000's):

                                                   1999               1998               1997
                                                ------------       ------------       ------------
          Gross revenues                        $     16,217       $     12,652       $     12,300
            Less:
              Farming costs                            8,396              7,714              7,790
              Administrative costs                     1,242              2,194                886
                                                ------------       ------------       ------------
          Operating cash flow                          6,579              2,744              3,624
            Less:
              Farming fee                                195                121                113
              Management fee                             137                 57                 76
                                                ------------       ------------       ------------
          Net cash flow                         $      6,247       $      2,566       $      3,435
                                                ============       ============       ============

(5)  LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 1999 and 1998 (000's):

                                                         1999           1998
                                                       --------      ---------
         Land                                          $  8,168      $   8,168
         Producing orchards                              64,711         64,711
         Other                                              335            335
                                                      ---------      ---------
         Land, orchards and equipment (gross)            73,214         73,214
         Less accumulated depreciation
           and amortization                              19,726         18,124
                                                       --------      ---------
         Land, orchards and equipment (net)            $ 53,488      $  55,090
                                                       ========      =========

(6)     SHORT-TERM AND LONG-TERM CREDIT
The Partnership had a $4.0 million revolving line of credit at December 31, 1997 for working capital purposes. The line was extended for one year on June 1, 1998, again on June 1, 1999 and may be extended for additional one-year intervals upon the payment of extension fees. Annual extension fees paid were $8,000 in June 1997, $5,000 in June 1998 and $5,000 in June 1999. A commitment fee of 3/8 of one percent of the unused portion is required and borrowings are charged interest at either the bank's "base rate" or at the one, two or three month "LIBOR" rate (plus 175 to 200 basis points) at the Partnership's option. The line of credit currently requires minimum net cash flow (as defined in the Partnership Agreement) of $1.6 million per year and minimum net worth levels (before non-cash adjustments due to implementation of FAS No. 109) of $40 million. In addition, the line of credit requires a "clean-up" period of at least thirty consecutive days during each year.

There were no drawings outstanding at December 31, 1999. No amounts were borrowed during 1997, 1998 or 1999.

(7)   INCOME TAXES

The components of income tax expense for the years ended December 31, 1999 and 1998 were as follows (000's):

                                                                 1999             1998
                                                              ---------        ----------
       Currently payable                                      $     172        $      88
       Deferred                                                      30              (12)
                                                              ---------        ----------
                                                              $     202        $      76
                                                              =========        ==========

The reconciliation of the total provision for income taxes by applying the 3.5% federal tax rate to gross income for the years ended December 31, 1999 and 1998 is as follows (000's):

                                                                1999               1998
                                                              ---------        ----------
       Income tax provision at statutory rate                 $     202        $      104
       Other                                                        -                 (28)
                                                              ---------        -----------
                                                              $     202        $        76
                                                              =========        ===========

The components of the net deferred tax liability reported on the balance sheet as of December 31, 1999 and 1998 are as follows (000's):

                                                                 1999             1998
                                                               ---------        ---------
       Deferred tax liabilities:
         Financial statement bases of land, orchards,
           inventory and equipment is greater than tax bases   $      686       $      670
         Excess of tax depreciation over
           Financial statement depreciation                           563              550
                                                               ----------       ----------
                                                               $    1,249       $    1,220
                                                               ==========       ==========

(8)   LEASES

The Partnership leases the land underlying 1,806 acres of its orchards under long-term operating leases. Future minimum lease payments under non-cancelable leases (exclusive of renewal options) as of December 31, 1999 were as follows (000's):

             2000                                       $       116
             2001                                               116
             2002                                               116
             2003                                               116
             2004                                               116
             Later Years                                      2,834
                                                         ------------
                                                         $     3,414
                                                         ============

Each of the above leases also provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled $62,000 in 1997, $55,000 in 1998 and $39,000 in 1999. Total lease rent for all operating leases was $487,000 in 1997, $171,000 in 1998 and $152,000 in 1999.

(9)  MERGER PROPOSAL

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

(10)  QUARTERLY OPERATING RESULTS (UNAUDITED)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 1999 and 1998 (000's, except per unit data):

                                    Net           Gross Income      Net Income      Net Income (Loss)
                                   Sales             (Loss)           (Loss)        per Class A Unit
                                -------------   ----------------   ------------    -----------------
        1999
          1st Quarter           $      3,447    $            868    $        541    $           0.07
          2nd Quarter                    614                 140              16                   -
          3rd Quarter                  4,253                 634             467                0.06
          4th Quarter                  7,637               4,116           3,621                0.48

        1998
          1st Quarter           $      3,455    $            958    $        669     $          0.09
          2nd Quarter                     93                 (32)         (1,227)              (0.16)
          3rd Quarter                  3,480                 545             329                0.04
          4th Quarter                  5,379               1,498           1,192                0.16

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

A.  IDENTIFICATION OF DIRECTORS

JAMES S. ANDRASICK. 55 years old; director of Managing Partner since 1986; chairman and chief executive officer of Mauna Loa; president of CBCL since September 1992.

JOHN W. A. BUYERS. 71 years old; chairman since 1989 and director of Managing Partner since 1986; director of Mauna Loa since August 1992; chairman and chief executive officer of CBCL; chairman and president of Buyco.

JAMES H. CASE. 79 years old; director and member of Conflicts Committee of Managing Partner since 1986; senior partner of the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

RALPH C. HOOK, JR. 76 years old; director and member of Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

KENT T. LUCIEN. 46 years old; president and director of Managing Partner since September 1995; vice president of Mauna Loa; executive vice president and chief financial officer of CBCL.

B.  IDENTIFICATION OF  EXECUTIVE OFFICERS OF THE MANAGING PARTNER

JOHN W. A. BUYERS. 71 years old; chairman and chief executive officer of Managing Partner since 1989.

KENT T. LUCIEN.  46 years old; president of Managing Partner since September
1995.

GREGORY A. SPRECHER. 52 years old; senior vice president and chief financial officer of Managing Partner since June 1997; not otherwise an employee, officer, or director of any CBCL affiliate.

C.  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

Not applicable

D.  FAMILY RELATIONSHIPS

Not applicable

E.  BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND EXECUTIVE OFFICERS

CURRENT DIRECTORS OF THE MANAGING PARTNER.

JAMES S. ANDRASICK. Mr. Andrasick was promoted to president and chief operating officer of CBCL in September 1992, and is one of its directors. From 1989 until September 1992, he was executive vice president in charge of the sugar, distribution and Central America operations. From 1983 to 1988 he served as executive vice president, finance and administration and chief financial officer with responsibilities for finance and administration as well as spice and guava operations. He joined CBCL in 1978 as vice president of planning and controller after serving three years on the IU International Corporation corporate development staff. In 1980 he became senior vice president and chief financial officer of CBCL. Previously, he had been employed by the Ford Motor Company at its world headquarters and product development groups in various supervisory positions in finance. Mr. Andrasick received his bachelor's degree with honors from the U.S. Coast Guard Academy and his master's degree from the Massachusetts Institute of Technology. Mr. Andrasick is a trustee of the U.S. Coast Guard Foundation, a director and former chairman of the American Red Cross, Hawaii State Chapter, and past chairman of the board of governors of the University of Hawaii Foundation and the Hawaii Employers Council. He resides in Honolulu, Hawaii.

JOHN W. A. BUYERS. Mr. Buyers was elected chairman of the Managing Partner in 1988 and has been chairman of ML Resources since July 1992. He has been chairman of the board and chief executive officer of CBCL since 1992. From 1982 to 1992, he was chairman and president of CBCL and chairman and president of Buyco since 1986. From 1975 to 1982, he was president and chief executive officer of CBCL. From 1971 to 1975, Mr. Buyers was president and chief executive officer of General Waterworks Company in Philadelphia, Pennsylvania. After service in the U.S. Marine Corps, Mr. Buyers graduated CUM LAUDE from Princeton University in 1952 and later received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow. He is also a director of First Hawaiian Bank and BancWest, Inc., and John B. Sanfilippo & Sons, Inc., Elk Grove Village, Illinois. He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C., and was vice chair of the Hawaii Island Economic Development Board this past year. He resides in Hakalau, Hawaii.

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

RALPH C. HOOK, JR. Dr. Hook is co-director of the Family Business Center of Hawaii, which is part of the College of Business Administration at the University of Hawaii. He joined the faculty of the University of Hawaii in 1968 as Dean of the College of Business Administration. In 1974, he returned to teaching as Professor of Marketing in the College of Business Administration. He became a Professor Emeritus of Marketing in June 1995. Dr. Hook received a bachelor's and master's degrees from the University of Missouri at Columbia and a Ph.D. in Marketing from the

University of Texas at Austin. He has been a member of the board of Hook Brothers Corporation since 1983. He resides in Honolulu, Hawaii.

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

F.       SECTION 16 DISCLOSURE

Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a "Reporting Person"), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant. Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1999.

ITEM 11.  EXECUTIVE COMPENSATION

A.       SUMMARY COMPENSATION TABLE

The Partnership is managed by the Managing Partner. Compensation paid by the Managing Partner to its chief executive officer and other executive officers is reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 1999, 1998 and 1997. There were no long- term compensation awards or payouts during those years.


           NAME AND PRINCIPAL POSITION             ANNUAL COMPENSATION
           ---------------------------             -------------------
                                           YEAR    SALARY    BONUS     OTHER
                                           ----    ------    -----     -----
           John W. A. Buyers,              1999    $    -    $   -     $15,000
           chief executive officer         1998         -        -      11,700
                                           1997         -        -       9,600

           Gregory A. Sprecher             1999    100,000    15,000        -
           chief financial officer         1998    100,000    16,500        -
                                           1997     58,333        -         -

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

E.  DIRECTOR COMPENSATION

Directors of the Managing Partner presently receive a quarterly retainer of $3,000 and a meeting fee of $750 per meeting. Members of the Managing Partner's conflicts committee receive a meeting fee of $750 per meeting. There are no other agreements or arrangements between the Managing Partner and its directors.

F.  STOCK PERFORMANCE CHART

The following chart compares the Partnership's total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.


                               [GRAPH]


                       CUMULATIVE TOTAL RETURN
      BASED UPON AN INITIAL INVESTMENT OF $100 ON DECEMBER 31, 1994
                       WITH DIVIDENDS REINVESTED


-------------------------------------------------------------------------------------
                             DEC-94    DEC-95    DEC-96    DEC-97    DEC-98    DEC-99
-------------------------------------------------------------------------------------
ML MACADAMIA ORCHARDS-LP     $100      $108      $157      $181      $173      $227
RUSSELL 2000                 $100      $128      $150      $183      $178      $216
CUSTOM COMPOSITE INDEX
  (7 STOCKS)                 $100      $114      $121      $150      $134      $114
-------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, and subsequent to that date to the date of this report, (i) no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and
(iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 1998.

                                                                      PERCENT
                                               CLASS A                  OF
           NAME OF                              UNITS                 CLASS A
       BENEFICIAL OWNER                         OWNED                  UNITS
       ----------------                         -----                  -----
       James S. Andrasick                           -                     *
       John W.A. Buyers                          4,176                    *
       James H. Case (1)                         8,000                    *
       Ralph C. Hook (2)                         4,000                    *
       Kent T. Lucien                            7,500                    *
       Gregory A. Sprecher                       5,000                    *
       All directors and executive officers     28,676                  0.4%
         as a group (6 persons)

------------------
 *   Less than 1%

(1) Beneficially owned by James H. Case pursuant to a self-directed retirement plan sponsored by Carlsmith Ball, a law firm in which Mr. Case is a partner, and administered by Pacific Century Trust.
(2) Beneficially owned by Ralph C. Hook pursuant to the Ralph C. Hook Revocable Living Trust dated March 1, 1993.

In addition, Mauna Loa Orchards L.P. ("MLO"), a limited partnership whose partners are CBCL and certain direct or indirect wholly-owned subsidiaries of CBCL, owns 30,000 Class A Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1.      GENERAL

The Managing Partner makes all decisions relating to the management of the Partnership. The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all unitholders. CBCL owns all of the capital stock of the Managing Partner. Certain officers and directors of CBCL and/or its affiliates also act as officers and directors of the Managing Partner and certain directors of the Managing Partner are substantial shareholders of Buyco, Inc., the parent company of CBCL. Disputes that might otherwise develop between the Managing Partner and CBCL or its affiliates may not develop because the parties representing the entities are identical. As a result of these relationships, certain conflicts of interest could arise with respect the administration of and allocation of costs under the Partnership Agreement and in situations described below, among others.

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

In the event that the Partnership decides not to accept an offer to extend the leases at the then current fair lease rates upon the expiration of the leases or any extension thereof (or does not assign the leases to a third party who elects to accept such offer), the leases will expire, the Agribusiness Companies will not be required to repurchase the trees covered thereby and ownership of such trees will revert back to the Agribusiness Companies (and in any event ownership of such trees will revert back to the Agribusiness Companies after 99 years). As the Managing Partner and the Agribusiness Companies are each direct wholly owned subsidiaries of CBCL, a decision to renew the farming leases will involve the Managing Partner in a conflict of interest.

As described above, the farming leases provide for determinations of the fair market lease rate to be paid by the Partnership under the farming leases and the fair market value of the Partnership's trees situated on property covered by such leases by mutual agreement between the Partnership, on the one hand, and with KACI or MKACI, as the case may be, on the other hand, or, if mutual agreement cannot be reached, by appraisal. As any determination by the Partnership with respect to any such mutual agreement will be made by the Managing Partner and as the Managing Partner and the Agribusiness Companies are each direct wholly owned subsidiaries of CBCL, such determination on behalf of the Partnership will involve the Managing Partner in a conflict of interest. Accordingly, the Conflicts Committee of the Board of Directors of the Managing Partner will review any such determinations made by mutual agreement.

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

Under the terms of the farming contracts, KACI and MKACI are required to provide certain reports to the Partnership, including an annual report describing in reasonable detail the conduct of farming and harvesting operations at the orchards, and they also are required to provide a statement, certified by its independent accountants, which reflects its allocation of direct costs and overhead for the relevant year. The reports submitted to the Managing Partner are reviewed by the Conflicts Committee. The Managing Partner has the right to object to the information set forth in such annual reports relating to the calculation of the nut purchase price and/or farming costs and to engage a certified public accounting firm of its own selection to verify and confirm such information. The Managing Partner on behalf of the Partnership has the right to assert claims against Mauna Loa based on such independent review, and, if any such review and assertion results in an adjustment favorable to the Partnership in the nut purchase price or farming cost figures by an amount in excess of 5% of the amount initially calculated by Mauna Loa, Mauna Loa will be required to reimburse the Partnership for the expenses incurred in engaging the accounting firm and asserting such claims. Cost reimbursements under the farming contracts totaled $6.8 million in 1997, $6.9 million in 1998 and $7.4 million for 1999. Farming fees totaled $113,000 in 1997, $121,000 in 1998 and $195,000 in 1999.

4.     MANAGEMENT FEE.

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership's operating cash flow (as defined in the Partnership Agreement). Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, CBCL and its affiliates. Management cost reimbursements under the Partnership Agreement were $428,000 in 1997, $528,000 in 1998 and $525,000 in 1999. The management fee was $75,000 in 1997, $57,000 in 1998 and $137,000 in 1999.

5.     RELATIONSHIPS WITH CBCL.

Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of CBCL. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka'u areas to the processing plant. For 1999, 1998 and 1997, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from CBCL subsidiaries totaled $0.4 million, $0.6 million and $0.8 million, respectively. It is expected that the Partnership will continue to purchase its fertilizer and transportation needs from CBCL subsidiaries as long as, and to the extent that, such purchases can be made on a basis at least as favorable as that available from third parties. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

1.       FINANCIAL STATEMENTS.  See Index to Financial Statements at page 20 of this Form 10-K.

2.       FINANCIAL STATEMENT SCHEDULES.  None required.

3.       EXHIBITS.  See Exhibit Index at page 43 of this Form 10-K.

B.       REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ML MACADAMIA ORCHARDS, L.P.
                                                  (Registrant)

                                           By:  ML RESOURCES, INC.
                                              (Managing General Partner)

DATED:      MARCH 3, 2000                  By:    /s/  J. W. A. BUYERS
       ------------------------                 --------------------------
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

                               ML RESOURCES, INC.

           SIGNATURE                                      TITLE                              DATE
           ---------                                      -----                              ----
    /s/          J. W. A. BUYERS                Chairman of the Board                   MARCH 3, 2000
    -------------------------------------       (Principal Executive Officer),          -------------
                 J. W. A. Buyers                Director


    /s/          KENT T. LUCIEN                 President, Director                     MARCH 3, 2000
    -------------------------------------                                               -------------
                 Kent T. Lucien

    /s/        GREGORY A. SPRECHER              Senior Vice President                   MARCH 3, 2000
    -------------------------------------       (Principal Financial Officer            -------------
              Gregory A. Sprecher               and Principal Accounting Officer)


    /s/        JAMES S. ANDRASICK               Director                                MARCH 3, 2000
    -------------------------------------                                               -------------
              James S. Andrasick

    /s/          JAMES H. CASE                  Director                                MARCH 3, 2000
    -------------------------------------                                               -------------
                James H. Case

    /s/     DR. RALPH C. HOOK, JR.              Director                                MARCH 3, 2000
    -------------------------------------                                               -------------
            Dr. Ralph C. Hook, Jr.

                                      EXHIBIT INDEX

 EXHIBIT
 NUMBER                                 DESCRIPTION
-----------                             -----------
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

  10.6     Lease between KACI and Registrant. (d)

  10.7 MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

  10.8     Butcher/MLMO Contribution Agreement between Howard Butcher III
           ("Butcher") and Registrant dated as of October 1, 1989. (b)

  10.9     Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

  10.10    Farming Lease between MKACI and MKMO dated as of July 1, 1989. (b)


 EXHIBIT
 NUMBER                                 DESCRIPTION
-----------                             -----------

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

  10.22 Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

  10.23 Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

  10.24 Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

  10.25 Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

  10.26    Assignment from MLO to Registrant relating to certain orchards. (b)



 EXHIBIT
 NUMBER                                 DESCRIPTION
-----------                             -----------
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

  10.42    Warranty Deed between Keaau Lot 10 and Registrant. (e)

  10.43    Amended and Restated June 1986 Farming Contract, effective January 1,
           1998, between Registrant and KACI. (f)

  10.44    Amended and Restated December 1986 Farming Contract, effective
           January 1, 1998, between Registrant and KACI. (f)

  10.45    Amended and Restated 1989 Farming Contract, effective January 1,
           1998, among Registrant, KACI and MKACI. (f)


 EXHIBIT
 NUMBER                                 DESCRIPTION
-----------                             -----------


  10.46 Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

  10.47 Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

  11.1     Statement re: Computation of Net Income per Class A Unit.

  27       Financial Data Schedule.

------------------
(a) Incorporated by reference to Appendix A of Registrant's Registration Statement under the Securities Act on Form S-4, Registration Statement No. 333-46271, filed February 13, 1998.

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