Form 10-Q
period 2000-03-31
ML MACADAMIA ORCHARDS L P
filed 2000-05-10
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


          (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2000


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

As of March 31, 2000, Registrant had 7,500,000 Class A Units issued and outstanding.

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

                           ML MACADAMIA ORCHARDS, L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                             MARCH 31,
                                                        -----------------  DECEMBER 31,
                                                         2000       1999      1999
                                                        -----------------   --------
                                                          (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                             $ 1,470     5,898   $ 5,325
  Accounts receivable, primarily from related parties     9,293     3,503     7,687
  Annualized cost adjustment                                936      --        --
  Other current assets                                       83        55         3
                                                        -------   -------   -------
    Total current assets                                 11,782     9,456    13,015
Land, orchards and equipment, net                        53,088    54,689    53,488
                                                        -------   -------   -------
  Total assets                                          $64,870   $64,145   $66,503
                                                        =======   =======   =======


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable to related parties                   $ 1,821   $ 2,147   $ 2,819
  Cash distributions payable                                947       758       758
  Annualized cost adjustment liability                     --          96      --
  Other current liabilities                                 465       486       407
                                                        -------   -------   -------
    Total current liabilities                             3,233     3,487     3,984
Deferred income tax liability                             1,249     1,220     1,249
                                                        -------   -------   -------
    Total liabilities                                     4,482     4,707     5,233
                                                        -------   -------   -------
Commitments and contingencies
Partners' capital
  General partners                                          604       594       613
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                 59,784    58,844    60,657
                                                        -------   -------   -------
    Total partners' capital                              60,388    59,438    61,270
                                                        -------   -------   -------
    Total liabilities and partners' capital             $64,870   $64,145   $66,503
                                                        =======   =======   =======



--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                          INCOME STATEMENTS (UNAUDITED)
                      (in thousands, except per unit data)

                                                        FOR THE QUARTERS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                           2000       1999
                                                          -------    ------
Macadamia nut sales to related party                      $ 1,492    $3,447
Cost of goods sold
  Costs expensed under farming contracts
    with related parties                                      999     2,041
  Depreciation and amortization                               181       435
  Other                                                        48       103
                                                          -------    ------
      Total cost of goods sold                              1,228     2,579
                                                          -------    ------
      Gross income                                            264       868
                                                          -------    ------
General and administrative expenses
  Costs expensed under management contract
    with related party                                        142       164
  Other                                                       196       198
                                                          -------    ------
      Total general and administrative expenses               338       362
                                                          -------    ------
      Operating income (loss)                                 (74)      506
Interest income                                               148        65
                                                          -------    ------
      Income before tax                                        74       571
Income tax expense                                              9        30
                                                          -------    ------
      Net income                                          $    65    $  541
                                                          =======    ======

---------------------------------------------------------------------------

Net cash flow (as defined in the Partnership Agreement)   $   246    $  976
                                                          =======    ======

---------------------------------------------------------------------------

Net income per Class A Unit                               $  0.01    $ 0.07
                                                          =======    ======

Net cash flow per Class A Unit                            $  0.03    $ 0.13
                                                          =======    ======

Cash distributions per Class A Unit                       $ 0.125    $ 0.10
                                                          =======    ======

Class A Units outstanding                                   7,500     7,500
                                                          =======    ======

---------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                                 (in thousands)

                                                          FOR THE QUARTERS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          1999
                                                          -------        -------
Partners' capital at beginning of period:
  General partners                                        $   613        $   597
  Class A limited partners                                 60,657         59,058
                                                          -------        -------
                                                           61,270         59,655
                                                          -------        -------
Allocation of net income:
  General partners                                           --                5
  Class A limited partners                                     65            536
                                                          -------        -------
                                                               65            541
                                                          -------        -------
Cash distributions:
  General partners                                              9              8
  Class A limited partners                                    938            750
                                                          -------        -------
                                                              947            758
                                                          -------        -------
Partners' capital at end of period:
  General partners                                            604            594
  Class A limited partners                                 59,784         58,844
                                                          -------        -------
                                                          $60,388        $59,438
                                                          =======        =======


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                              FOR THE QUARTERS ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                                                                                 2000       1999
                                                                               -------    -------
Cash flows from operating activities:
  Cash received primarily from macadamia nut sales                             $  --      $ 5,384

  Cash paid under farming and management contracts                              (2,820)    (3,026)
  Cash paid to other suppliers                                                    (314)      (274)
  Interest received                                                                 37         65
                                                                               -------    -------
Net cash provided by (used in) operating activities                             (3,097)     2,149
                                                                               -------    -------
Cash flows from financing activities:
  Cash distributions paid                                                         (758)      (568)
                                                                               -------    -------
Net cash used in financing activities                                             (758)      (568)
                                                                               -------    -------

Net increase (decrease) in cash                                                 (3,855)     1,581
Cash at beginning of period                                                      5,325      4,317
                                                                               -------    -------
Cash at end of period                                                          $ 1,470    $ 5,898
                                                                               =======    =======

Reconciliation of net income to net cash provided by (used in) operating activities:
  Net income                                                                   $    65    $   541
  Adjustments to reconcile net income to cash provided by (used in)operating activities:
      Depreciation and amortization                                                181        435
      Decrease (increase) in accounts receivable
        from related parties                                                    (1,606)     1,932
      Increase in annualized cost adjustment                                      (717)      --
      Increase in other current assets                                             (80)       (55)
      Decrease in accounts payable                                                (998)      (874)
      Increase in annualized cost adjustment liability                            --           62
      Increase in other current liabilities                                         58        108
                                                                               -------    -------
  Total adjustments                                                             (3,162)     1,608
                                                                               -------    -------
Net cash provided by (used in) operating activities                            $(3,097)   $ 2,149
                                                                               =======    =======


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                         NOTES TO FINANCIAL STATEMENTS


(1) In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2000, March 31, 1999 and December 31, 1999 and the results of operations, changes in partners' capital and cash flows for the periods ended March 31, 2000 and 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

(2) These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership's 1999 Annual Report on Form 10-K.

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

(5) On March 10, 2000, the first quarter cash distribution was declared in the amount of twelve and one-half cents ($0.125) per Class A Unit, payable on May 15, 2000 to unitholders of record as of the close of business on March 31, 2000.

(6) On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from Ka'u Agribusiness Company, Inc., Ka'u Sugar, Inc., Mauna Kea Macadamia Orchards, Inc., and Mauna Kea Agribusiness Company, Inc. The farming assets consist of the farming equipment, vehicles, a husking plant, an irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming. The purchase price was $9 million dollars and was paid using $5 million in cash and a loan from Pacific Coast Farm Credit services, ACA of $4 million.

                           ML MACADAMIA ORCHARDS, L.P.
                     Management's Discussion and Analysis of
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS -- FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

         First quarter 2000 macadamia nut production was 2.6 million pounds (wet-in-shell at a 25% moisture equivalent), compared to 5.4 million pounds harvested for the first quarter 1999. The first quarter 1999 harvest was unusually heavy compared with a more normal harvest in the first quarter 2000.

                                                        March 31,                  Change
                                                -------------------------       -------------
                                                  2000            1999
                                                --------        --------
     Nuts harvested (000's pounds WIS)             2,558           5,403            - 53%
     Average nut price (per pound)              $ 0.5831        $ 0.6378            -  9%
                                                --------        --------
     Net nut sales ($000's)                        1,492           3,447            - 57%
                                                ========        ========


         The average nut price received in the first quarter 2000 for macadamia nut production was $0.5831 compared to the average nut price of $0.6378 in the first quarter 1999. The price that the Partnership receives for its nuts is based 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), its exclusive purchaser, and 50% on USDA-reported macadamia nut prices for the two preceding years. The USDA portion for the current year is lower by 7% while the Mauna Loa portion is estimated to be lower by 6%. Nut prices are subject to subsequent adjustment based on Mauna Loa's actual full year performance. For the full year 1999, the actual average nut price received was $0.6238.

         Farming expenses for the first quarter 2000 were lower by $1.0 million, due to the lower production. Interim production costs, which including depreciation expense, are based on annualized standard unit costs. The difference between costs incurred to date and costs expensed to date is reported on the balance sheet as an annulaized cost adjustment. If costs incurred are higher than costs expensed, it appears as a current asset. If costs expensed are higher than costs incurred, then it appears as a current liability. Total cost of goods sold for both periods were $0.48 per pound.

         General and administrative costs were lower by $24,000 for the first quarter 2000 as compared to the same period in 1999. Interest income was higher for the first quarter 2000 by $83,000, due to higher cash balances and interest-bearing trade receivables and higher interest rates.


ACQUISITION OF MACADAMIA FARMING BUSINESS

         On March 14, 2000, the Partnership announced that it agreed to purchase 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from Ka'u Agribusiness Company, Inc., Ka'u Sugar, Inc., Mauna Kea Macadamia Orchards, Inc., and Mauna Kea Agribusiness Company, Inc., all Hawaii corporations (collectively referred to herein as "Seller").

         The acquired assets consist primarily of farming equipment, vehicles, a husking plant, a well, office buildings, garages and warehouses, office furniture and equipment and inventories related to macadamia farming. In addition, the Seller will assign to the Partnership its interest in approximately 16 farm service contracts to farm macadamia orchards owned by other growers. The Partnership will also be purchasing from Seller approximately 142 tree acres of mature macadamia orchards, which consist of an ownership interest in the trees and a leasehold interest in the underlying land. The orchards are all located in the Ka'u region on the island of Hawaii.

         The purchase price for all the assets to be acquired is $9 million in cash. The Partnership used $5 million of its working capital for the purchase and borrowed the balance of $4 million from Pacific Coast Farm Credit Services, ACA.

         The entities comprising the Seller are subsidiaries or affiliates of C. Brewer and Company, Ltd. ("CBCL"), a Hawaii company. The Partnership's general partner, ML Resources, Inc. ("MLR" or "Managing Partner"), a Hawaii company, is also a subsidiary of CBCL.

         The agreement to purchase the assets of Seller was negotiated by the Conflicts Committee, independent of the MLR's Board of Directors. The Conflicts Committee is composed of two persons who are independent of CBCL and its affiliates. Those directors of the Managing Partner with conflicts of interest also recused themselves from involvement in negotiations for the Seller.

         Prior to the acquisition, the Seller was in the business of farming macadamia orchards primarily for other orchard owners and partly for themselves. The Seller farmed approximately 7,195 acres of macadamia orchards, including 4,027 acres owned by the Partnership. The Partnership will use all the assets involved in the purchase for farming the same macadamia orchards.

         In connection with the acquisition, the Partnership and Seller entered into various contracts to provide specific services to the other. The Partnership will provide macadamia farming services to Seller for approximately 700 acres at cost plus 15%. The Partnership will also provide accounting services to certain subsidiaries and affiliates of Seller for cost plus 15%. Seller will provide certain management services for Partnership, such as executive management, legal, land management, human relations and insurance services for approximately $100,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

         Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $4 million revolving line of credit. The Partnership had a cash balance of $1.5 million at March 31, 2000, and there were no line of credit drawings outstanding.

         On May 1, 2000 the Partnership completed the purchase of the macadamia farming business discussed above by paying $5 million in cash with the balance of $4 million provided by a new Credit Agreement. The Credit Agreement consists of long-term debt of $4 million and a $5 million line of credit for short-term working capital needs, replacing the previous line of credit.

         The Credit Agreement permits additional borrowings of up to 10% of the Partnership's net worth and contains certain covenants that affect the Partnership. Generally, the Credit Agreement

(a) limits outstanding indebtedness of the Partnership, (b) requires the Partnership to maintain a minimum net worth and minimum working capital, and (c) limits cumulative cash distributions to cumulative cash flow plus $3 million.

         It is the opinion of management that the Partnership has adequate cash on hand combined with the line of credit to meet anticipated working capital needs.

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


 (b)  Reports on Form 8-K:

      On March 22, 2000 the Partnership filed a report on Form 8-K announcing that the Partnership agreed to purchase 142 acres of macadamia orchards and substantially all of the assets used in the macadamia farming business from Ka'u Agribusiness, Inc, Ka'u Sugar, Inc., Mauna Kea Macadamia Orchards, Inc., and Mauna Kea Agribusiness Company, Inc.

                           ML MACADAMIA ORCHARDS, L.P.
                           ---------------------------

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


                                         ML MACADAMIA ORCHARDS, L.P.
                                                 (Registrant)


                                         By   ML RESOURCES, INC.
                                              Managing General Partner

Date:  May 10, 2000                      By /s/ Gregory A. Sprecher
                                            --------------------------
                                               GREGORY A. SPRECHER
                                            Senior Vice President and
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                            and Duly Authorized Officer)







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