Form 10-Q
period 2000-06-30
ML MACADAMIA ORCHARDS L P
filed 2000-08-02
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to __________

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

As of June 30, 2000, Registrant had 7,500,000 Class A Units issued and outstanding.

                           ML MACADAMIA ORCHARDS, L.P.

                                      INDEX




                                                                                             PAGE

      PART  I - FINANCIAL INFORMATION

        Item 1.  Financial Statements                                                         3-9

        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                           10-13

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13


      PART II - OTHER INFORMATION

        Item 2.  Changes in Securities                                                         13

        Item 6.  Exhibits and Reports on Form 8-K                                              14

        Signature                                                                              14

                           ML MACADAMIA ORCHARDS, L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                JUNE 30,                  DECEMBER 31,
                                                                     --------------------------------
                                                                         2000               1999                1999
                                                                     --------------------------------     -----------------
                                                                               (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                        $         1,549    $        3,063    $            5,325
  Accounts receivable                                                        1,319             4,153                 7,687
  Inventory of farming supplies                                                131                 -                     -
  Annualized cost adjustment                                                 2,101               748                     -
  Other current assets                                                         296                23                     3
                                                                     --------------     -------------     -----------------
    Total current assets                                                     5,396             7,987                13,015
Land, orchards and equipment, net                                           61,908            54,289                53,488
Intangible assets, net                                                          30                 -                     -
                                                                     --------------     -------------     -----------------
  Total assets                                                     $        67,334    $       62,276    $           66,503
                                                                     ==============     =============     =================


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Current portion of long-term debt                                $           431    $            -    $                -
  Accounts payable                                                             740             1,193                 2,819
  Cash distributions payable                                                   947               758                   758
  Other current liabilities                                                    696               408                   407
                                                                     --------------     -------------     -----------------
    Total current liabilities                                                2,814             2,359                 3,984
Long-term debt                                                               3,768                 -                     -
Deferred income tax liability                                                1,249             1,220                 1,249
                                                                     --------------     -------------     -----------------
    Total liabilities                                                        7,831             3,579                 5,233
                                                                     --------------     -------------     -----------------
Commitments and contingencies
Partners' capital
  General partners                                                             595               587                   613
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                                    58,908            58,110                60,657
                                                                     --------------     -------------     -----------------
    Total partners' capital                                                 59,503            58,697                61,270
                                                                     --------------     -------------     -----------------
    Total liabilities and partners' capital                        $        67,334    $       62,276    $           66,503
                                                                     ==============     =============     =================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                          INCOME STATEMENTS (UNAUDITED)
                      (in thousands, except per unit data)

                                                                THREE MONTHS                     SIX MONTHS
                                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                                         ---------------------------      --------------------------
                                                            2000           1999              2000           1999
                                                         ------------   ------------      -----------    -----------

Macadamia nut sales to related party                   $         751  $         614     $      2,243   $      4,060
Contract farming revenue                                         427              -              427              -
Administrative services revenue                                   56              -               56              -
                                                         ------------   ------------      -----------    -----------
  Total revenues                                               1,234            614            2,726          4,060
                                                         ------------   ------------      -----------    -----------
Cost of goods and services
  Costs expensed for farming and services                        773            376            1,772          2,417
  Depreciation and amortization                                  230             77              411            512
  Other                                                           32             21               80            124
                                                         ------------   ------------      -----------    -----------
      Total cost of goods sold                                 1,035            474            2,263          3,053
                                                         ------------   ------------      -----------    -----------
      Gross income                                               199            140              463          1,007
                                                         ------------   ------------      -----------    -----------
General and administrative expenses
  Costs expensed under management contract
    with related party                                            77            136              219            299
  Other                                                          157             66              353            260
                                                         ------------   ------------      -----------    -----------
      Total general and administrative expenses                  234            202              572            559
                                                         ------------   ------------      -----------    -----------
      Operating income (loss)                                    (35)           (62)            (109)           448
Interest expense                                                 (77)             -              (77)             -
Interest income                                                   78             83              226            144
Other income                                                     104              -              104              -
                                                         ------------   ------------      -----------    -----------
      Income before tax                                           70             21              144            592
Income tax expense                                                 8              5               17             35
                                                         ------------   ------------      -----------    -----------
      Net income                                       $          62  $          16     $        127   $        557
                                                         ============   ============      ===========    ===========
--------------------------------------------------------------------------------------------------------------------

Net cash flow
  (as defined in the Partnership Agreement)            $         292  $          93     $        538   $      1,069
                                                         ============   ============      ===========    ===========
--------------------------------------------------------------------------------------------------------------------

Net income per Class A Unit                            $        0.01  $           -     $       0.02   $       0.07
                                                         ============   ============      ===========    ===========

Net cash flow per Class A Unit                         $        0.04  $        0.01     $       0.07   $       0.14
                                                         ============   ============      ===========    ===========

Cash distributions per Class A Unit                    $       0.125  $        0.10     $       0.25   $       0.20
                                                         ============   ============      ===========    ===========

Class A Units outstanding                                      7,500          7,500            7,500          7,500
                                                         ============   ============      ===========    ===========

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                                 (in thousands)

                                                               THREE MONTHS                           SIX MONTHS
                                                              ENDED JUNE 30,                        ENDED JUNE 30,
                                                      -------------------------------       --------------------------------
                                                          2000              1999                2000               1999
                                                      -------------      ------------       -------------      -------------

Partners' capital at beginning of period:
  General partners                                  $          604     $         594    $            613     $          597
  Class A limited partners                                  59,784            58,844              60,657             59,058
                                                      -------------      ------------       -------------      -------------
                                                            60,388            59,438              61,270             59,655
                                                      -------------      ------------       -------------      -------------

Allocation of net income
  General partners                                               1                 -                   1                  5
  Class A limited partners                                      61                16                 126                552
                                                      -------------      ------------       -------------      -------------
                                                                62                16                 127                557
                                                      -------------      ------------       -------------      -------------

Cash distributions:
  General partners                                              10                 7                  19                 15
  Class A limited partners                                     937               750               1,875              1,500
                                                      -------------      ------------       -------------      -------------
                                                               947               757               1,894              1,515
                                                      -------------      ------------       -------------      -------------

Partners' capital at end of period:
  General partners                                             595               587                 595                587
  Class A limited partners                                  58,908            58,110              58,908             58,110
                                                      -------------      ------------       -------------      -------------
                                                    $       59,503     $      58,697    $         59,503     $       58,697
                                                      =============      ============       =============      =============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                           THREE MONTHS                      SIX MONTHS
                                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                                    ---------------------------      ---------------------------
                                                                       2000            1999             2000           1999
                                                                    ------------    -----------      ------------   ------------
Cash flows from operating activities:
  Cash received from goods and services                          $        9,235   $          -     $       9,235  $       5,384
  Cash paid to suppliers and employees                                   (3,462)        (2,122)           (6,596)        (5,423)
  Interest received                                                         189             46               226            111
                                                                    ------------    -----------      ------------   ------------
Net cash provided by (used in) operating activities                       5,962         (2,076)            2,865             72
                                                                    ------------    -----------      ------------   ------------

Cash flows from investing activities:
  Acquisition of orchards and farming business                           (8,928)             -            (8,928)             -
                                                                    ------------    -----------      ------------   ------------
Net cash used in investing activities                                    (8,928)             -            (8,928)             -
                                                                    ------------    -----------      ------------   ------------

Cash flows from financing activities:
  Proceeds from borrowings                                                4,000              -             4,000              -
  Capital lease payments                                                     (8)             -                (8)             -
  Cash distributions paid                                                  (947)          (758)           (1,705)        (1,326)
                                                                    ------------    -----------      ------------   ------------
Net cash provided by (used in) financing activities                       3,045           (758)            2,287         (1,326)
                                                                    ------------    -----------      ------------   ------------


Net increase (decrease) in cash                                              79         (2,834)           (3,776)        (1,254)
Cash at beginning of period                                               1,470          5,897             5,325          4,317
                                                                    ------------    -----------      ------------   ------------
Cash at end of period                                            $        1,549   $      3,063     $       1,549  $       3,063
                                                                    ============    ===========      ============   ============

Reconciliation of net income to net cash
  provided by (used in) operating activities:
  Net income                                                     $           62   $         16     $         127  $         557
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                                         230             77               411            512
      Decrease (increase) in accounts receivable                          7,974           (650)            6,368          1,282
      Decrease in inventories                                                48              -                48              -
      Increase in annualized cost adjustment                               (832)          (425)           (1,549)          (459)
      Decrease (increase) in other current assets                          (391)            32              (471)           (23)
      Decrease in accounts payable                                       (1,081)          (953)           (2,079)        (1,828)
      Decrease in annualized cost adjustment liability                        -            (96)                -              -
      Increase (decrease) in other current liabilities                      (48)           (77)               10             31
                                                                    ------------    -----------      ------------   ------------
  Total adjustments                                                       5,900         (2,092)            2,738           (485)
                                                                    ------------    -----------      ------------   ------------
Net cash provided by (used in) operating activities              $        5,962   $     (2,076)    $       2,865  $          72
                                                                    ============    ===========      ============   ============

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2000, June 30, 1999 and December 31, 1999 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 2000 and 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership's 1999 Annual Report on Form 10-K.

(2)  ACQUISITION

On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from Ka'u Agribusiness Company, Inc., Ka'u Sugar, Inc., Mauna Kea Macadamia Orchards, Inc., and Mauna Kea Agribusiness Company, Inc., all related entities. The farming assets consist of the farming equipment, vehicles, a husking plant, irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming. The purchase price was $8.9 million dollars and was paid using $4.9 million in cash and a loan from Pacific Coast Farm Credit of $4 million.

The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:


Inventory                                                   $   127,000
Nursery                                                          52,000
Property, plant and equipment                                 9,176,000
Current liabilities                                            (427,000)
                                                     -------------------
  Total                                                     $ 8,928,000
                                                     ===================


Pro forma results of operations for the Partnership, assuming the acquisition of the assets had occurred at the beginning of the periods indicated below, are as follows:

                                        Six months ended June 30,
                                              2000                    1999
                                        -----------------       -----------------
                                        (in thousands, except per Unit data)
Revenue                                     $  6,273               $   8,624
Net income                                  $    492               $   1,280
Net income per Class A Unit                 $   0.06               $    0.17

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the beginning of each period presented, or of future results of operations of the entities.

(3)  SEGMENT INFORMATION

The Partnership has two reportable segments, the owned-orchard segment and the farming segment, which are organized on the basis of revenues and assets. The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership. The farming segment derives its revenues from the farming of macadamia orchards owned by other growers. It also farms those orchards owned by the Partnership.

Management evaluates the performance of each segment on the basis of operating income. The Partnership accounts for intersegment sales and transfers at cost. Such intersegment sales and transfers are eliminated in consolidation.

The Partnership's reportable segments are distinct business enterprises that offer different products or services. Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound. The farming segment's revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

The following is a summary of each reportable segment's operating income and the segment's assets as of and for the periods ended June 30, 2000. The contract farming segment results of operations include the period May 1, 2000 (date of acquisition) through June 30, 2000.

           Segment Reporting for the Three Months ended June 30, 2000
                                 (in thousands)

                                      Owned          Contract        Intersegment
                                    Orchards          Farming         elimination          Total
                                  --------------   --------------   ----------------    -------------

Revenues                             $   751          $ 1,414            $  (931)         $ 1,234
Composition of
  intersegment revenues                    -              931                  -              931
Operating income (loss)                  (20)             (15)                 -              (35)
Depreciation expense                     125              105                  -              230
Segment assets                        57,733            9,601                  -           67,334
Expenditures for property
  and equipment                        2,533            6,395                  -            8,928

                       Segment Reporting for the Six Months ended June 30, 2000
                                             (in thousands)

                                      Owned          Contract        Intersegment
                                    Orchards          Farming         elimination          Total
                                  --------------   --------------   ----------------    -------------

Revenues                            $ 2,243          $ 1,414            $  (931)         $ 2,726
Composition of
  intersegment revenues                   -              931                  -              931
Operating income (loss)                 (94)             (15)                 -             (109)
Depreciation expense                    306              105                  -              411
Segment assets                       57,733            9,601                  -           67,334
Expenditures for property
  and equipment                       2,533            6,395                  -            8,928


All revenues are from sources within the United States.

(4)  INTERIM REPORTING

All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(5)   LONG-TERM CREDIT

As of June 30, 2000, the Partnership had a $4 million promissory note outstanding, which was issued on May 2, 2000 in conjunction with the acquisition discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 8.53 percent to 9.16 percent.

(6)     PARTNERS' CAPITAL

All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(7)   CASH DISTRIBUTIONS

On May 12, 2000, a second quarter cash distribution was declared in the amount of twelve and one-half cents ($0.125) per Class A Unit, payable on August 15, 2000 to unitholders of record as of the close of business on June 30, 2000.

                           ML MACADAMIA ORCHARDS, L.P.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

On May 1, 2000, the Partnership completed the purchase of the macadamia farming operations from four subsidiaries of C. Brewer and Company, Ltd. The acquired assets consist of 142 acres of macadamia orchards, farming contracts, farming equipment, vehicles, a husking plant, irrigation well, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming. All the assets and operations are located on the island of Hawaii. Effective with the acquisition, the Partnership now performs all the farming operations for its own 4,169 acres and for approximately 3,000 additional acres owned by other growers.

RESULTS OF OPERATIONS

ML Macadamia Orchards' net income for the second quarter of 2000 was $62,000, a three-fold increase over the $16,000 recorded in same period in 1999. Net income per Class A Unit was $0.01 compared to last year's net income of less than $0.01. Net cash flow per Class A Unit increased to $0.04 from $0.01.

Revenues rose to $1.2 million, 100% more than last year's second quarter. The second quarter normally accounts for less than 4% of the total year's harvest and revenues. It marks the end of the crop year that began the previous July, and harvesting is usually at a minimum.

Net income for the six months ended June 30, 2000 was $127,000, down from $557,000 recorded in the first half of 1999. Net income per Class A Unit was $0.02 compared to $0.07 last year and net cash flow per Class A Unit was $0.07 compared to $0.14.

Revenues for the first six months of 2000 were $2.7 million, 33% lower than the $4.1 million recorded in the first half of 1999. The first half of 1999 was larger than normal because the fall-winter harvest continued to come in very heavy after the beginning of the calendar year.

OWNED-ORCHARD SEGMENT

For the three months and the six months ending June 30, 2000 and 1999, nut production, nut prices and revenues are summarized below:

                                                           For the Three Months
                                                              Ended June 30,                   Change
                                                       ------------------------------       -------------
                                                           2000             1999
                                                       --------------   -------------
     Nut harvested (000's pounds WIS)                        1,289             965          +      34%
     Nut price (per pound)                                $ 0.5826        $ 0.6357          -       7%
                                                       --------------   -------------
     Net nut sales ($000's)                                    751             614          +      22%
                                                       ==============   =============

                                                            For the Six Months
                                                               Ended June 30,                   Change
                                                       ------------------------------       -------------
                                                           2000             1999
                                                       --------------   -------------
     Nut harvested (000's pounds WIS)                        3,847           6,369          -      40%
     Nut price (per pound)                                $ 0.5831        $ 0.6375          -       8%
                                                       --------------   -------------
     Net nut sales ($000's)                                  2,243           4,060          -      45%
                                                       ==============   =============


Production for the three-month period ending June 30, 2000 was approximately 50% higher than the historical average for this quarter and 34% higher than the three-month period ending June 30, 1999. The six-month period ending June 30, 2000 was 40% lower than the same period in 1999. The production for the second quarter 2000 was near the historical average for this period. The production for the six-month period ending June 30, 1999 was the highest in the Partnership's history for this period due to the winter crop falling heavier in the first quarter than normal.

The average nut price received for the second quarter 2000 was $0.5912, a 7% decline from the second quarter 1999. For the six-month period, nut prices declined by 8% compared to the same period in 1999. The Partnership's nut price is determined by a formula which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), our exclusive purchaser. The USDA portion of the current year's nut price will be 7% lower than the previous year, and the Mauna Loa portion of the current year's nut price is estimated to be lower by 4%. However, the final nut price for the year is not known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 1999, the actual average nut price received by the Partnership was $0.6238.

Prior to the acquisition of the macadamia farming operations on May 1, 2000, all production activities were performed under long-term farming contracts. Production costs both before and after the acquisition are based on annualized standard unit costs for interim reporting periods. Total production costs for the owned-orchards were higher for the three-month period in 2000 compared to the same period in 1999 due to the larger harvests. For the six-month period, farming costs for the current year were lower due to less production.

CROP YEAR PRODUCTION RESULTS

Macadamia nut production for the 1999-2000 crop year (July 1 to June 30) totaled
23.0 million pounds, 15% more than the 1998-99 crop year, and marks the largest crop-year harvest in the Partnership's fourteen-year history. The Keaau and Mauna Kea regions benefited from dryer weather early in the growing season and recorded harvests well above their historical averages. The Ka'u region has been suffering from drought conditions since December of 1997. The region received enough rainfall at the beginning of 1999 to generate a slightly less than average harvest for the 1999-2000 crop year. The 1998-99 crop year in Ka'u was 30% below its average due to the drought. Comparative crop year results by orchard area are shown below (in thousands of pounds):

                                                 For the Crop Year                   2000           1999
                                                  Ended June 30,                     Over           Over
                                     ------------------------------------------
                                        2000            1999          1998           1999           1998
                                     ------------   -------------  ------------   -----------   -------------
            Keaau                       10,260          10,884         7,427        -   6%          +  47%
            Ka'u                        10,720           7,807        13,951        +  37%          -  44%
            Mauna Kea                    2,069           1,340         1,077        +  54%          +  24%
                                     ------------   -------------  ------------

              Total Production          23,049          20,031        22,455        +  15%          -  11%
                                     ============   =============  ============


FARMING SEGMENT

This is the first quarter that the Partnership has been involved in the farming activity, which resulted from the May 1, 2000 acquisition. Revenue generated from the farming of macadamia orchards owned by other growers was $427,000 for the second quarter 2000. Farming expenses for the same period were $442,000, which included $105,000 of depreciation expense.

Administrative service revenue of $56,000 was earned by the farming operation's accounting office as a result of accounting and data processing services being provided to the previous owner during a period of transition.

OTHER INCOME AND EXPENSES

The Partnership recorded interest expense of $77,000 for the second quarter 2000. This was due to a new long-term loan used to acquire the farming operations and to the assumption of several equipment leases. There was no interest expense for the three and six month periods in 1999.

Interest income increased by $82,000 for the first half of 2000 compared to 1999 as a result of higher cash balances generated by cash from operations.

Other income of $104,000 was recorded in the second quarter of 2000 due to a claim filed on a crop insurance policy for the 1999-2000. Production in some fields in the Ka'u region were lower than their ten-year average by more than a 25% deductible due to the drought in that region.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, cash provided from operations of $2.9 million was derived principally from a decrease in accounts receivable less an increase in the annualized cost adjustment and a decrease in accounts payable. Cash provided by operations was used to pay distributions to Unitholders of $1.7 million. During the period the Partnership borrowed $4.0 million under its new Credit Agreement which was used to finance acquisitions of $8.9 million.

At June 30, 2000, the Partnership had $4.2 million in outstanding long-term debt representing a $4.0 million ten-year note under a new Credit Agreement and $200,000 of assumed capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II - Item 2 below.

Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The Partnership had a cash balance of $1.5 million at June 30, 2000, and there were no line of credit drawings outstanding. The Partnership anticipates borrowing from the revolving line of credit during the last five months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.

It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

OTHER DEVELOPMENTS

For the third consecutive year, the Ka'u region is suffering from drought conditions, receiving nine inches of rainfall for the first six months of the year. One-third of the acres in Ka'u have irrigation, but normal production on the remaining acres cannot be sustained, and a continuing drought will have a negative impact on the region's production for the forthcoming 2000-2001 crop year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of June 30, 2000, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $40,000.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

In connection with the Credit Agreement with Pacific Coast Farm Credit Services, certain restrictions are placed on the Partnership in regard to indebtedness, sales of assets and maintenance of certain financial minimums. The Partnership's cash distributions will be restricted unless all requirements of these covenants are met and the effects of any cash distributions do not breach any of the financial covenants. The restrictive covenants consist of the following:

    1. Minimum working capital of $2.5 million.
    2. Minimum current ratio of 1.5 to 1.
    3. Cumulative cash distributions beginning January 1, 2000 cannot exceed the total of cumulative net cash flow beginning January 1, 2000 plus a base amount of $3 million.
    4. Minimum tangible net worth of $57.5 million (reduced by the amount of allowed cash distributions over net income).
    5. Maximum ratio of funded debt to capitalization of 20%.
    6. Minimum debt coverage ratio of 2.5 to 1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

             Exhibit                                                                          Page
             Number   Description                                                            Number
             ------   -----------                                                            ------
               11.1   Statement re Computation of Net Income
                          per Class A Unit                                                     16

               27     Financial Data Schedule (filed only
                            electronically with the SEC)                                       --

 (b) Reports on Form 8-K:

On May 8, 2000, the Partnership filed a report on Form 8-K announcing that the partnership completed the purchase of 142 acres of macadamia orchards and substantially all of the assets used in the macadamia farming business from Ka'u Agribusiness, Inc., Ka'u Sugar, Inc., Mauna Kea Macadamia Orchards, Inc. and Mauna Kea Agribusiness Company, Inc.





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

                                   ML MACADAMIA ORCHARDS, L.P.
                                          (Registrant)

                                By   ML RESOURCES, INC.
                                     Managing General Partner

Date:  July 31, 2000            By            /s/ Gregory A. Sprecher
                                           --------------------------
                                                  GREGORY A. SPRECHER
                                               Senior Vice President and
                                                 Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                            and Duly Authorized Officer)

                                  EXHIBIT INDEX

           Number            Description of Exhibits                              Page No.
           ------            -----------------------                              --------
            11.1             Statement re Computation of Net Income                 16
                                per Class A Unit

              27             Financial Data Schedule (filed only
                                electronically with the SEC)                        --
