Form 10-Q
period 2000-09-30
ML MACADAMIA ORCHARDS L P
filed 2000-11-13
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                             --------------------

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from     to
                                                     -----  -----

                         Commission File Number 1-9145
                                               --------


                           ML MACADAMIA ORCHARDS, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                           99-0248088
      ---------------------------------         --------------------
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)

          828 FORT STREET, HONOLULU, HAWAII                       96813
       -----------------------------------------                ---------
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

       Yes   X      No
          ---------   --------


As of September 30, 2000, Registrant had 7,500,000 Class A Units issued and outstanding.

                           ML MACADAMIA ORCHARDS, L.P.

                                      INDEX




                                                                                               PAGE
      PART  I - FINANCIAL INFORMATION

        Item 1.  Financial Statements                                                          3-10

        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                             10-13

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    14


      PART II - OTHER INFORMATION

        Item 2.  Changes in Securities                                                         14

        Item 6.  Exhibits and Reports on Form 8-K                                              14

        Signature                                                                              15


                           ML MACADAMIA ORCHARDS, L.P.
                                 BALANCE SHEETS
                                 (in thousands)



                                                                              SEPTEMBER 30,               DECEMBER 31,
                                                                     --------------------------------
                                                                         2000               1999                1999
                                                                     --------------     -------------     -----------------
                                                                      (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                        $           248    $        5,009    $            5,325
  Accounts receivable                                                        5,357             4,304                 7,687
  Inventory of farming supplies                                                126                 -                     -
  Annualized cost adjustment                                                 1,578               534                     -
  Other current assets                                                         413                88                     3
                                                                     --------------     -------------     -----------------
    Total current assets                                                     7,722             9,935                13,015
Land, orchards and equipment, net                                           61,248            53,888                53,488
Intangible assets, net                                                          30                 -                     -
                                                                     --------------     -------------     -----------------
  Total assets                                                     $        69,000    $       63,823    $           66,503
                                                                     ==============     =============     =================


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Current portion of long-term debt                                $           431     $           -    $                -
  Short-term borrowings                                                      1,500                 -                     -
  Accounts payable                                                             421             3,144                 2,819
  Cash distributions payable                                                   947               757                   758
  Other current liabilities                                                  1,211               296                   407
                                                                     --------------     -------------     -----------------
    Total current liabilities                                                4,510             4,197                 3,984
Long-term debt                                                               3,757                 -                     -
Deferred income tax liability                                                1,249             1,220                 1,249
                                                                     --------------     -------------     -----------------
    Total liabilities                                                        9,516             5,417                 5,233
                                                                     --------------     -------------     -----------------
Commitments and contingencies
Partners' capital
  General partners                                                             595               584                   613
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                                    58,889            57,822                60,657
                                                                     --------------     -------------     -----------------
    Total partners' capital                                                 59,484            58,406                61,270
                                                                     --------------     -------------     -----------------
    Total liabilities and partners' capital                        $        69,000    $       63,823    $           66,503
                                                                     ==============     =============     =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                          INCOME STATEMENTS (UNAUDITED)
                      (in thousands, except per unit data)



                                                                THREE MONTHS                        NINE MONTHS
                                                            ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                        -----------------------------       -----------------------------
                                                           2000              1999              2000             1999
                                                        -----------       -----------       -----------      ------------
Macadamia nut sales                                  $       4,392       $     4,253       $     6,635      $      8,314
Contract farming revenue                                     1,515                 -             1,942                 -
Administrative services revenue                                 54                 -               110                 -
                                                        -----------       -----------       -----------      ------------
  Total revenues                                             5,961             4,253             8,687             8,314
                                                        -----------       -----------       -----------      ------------
Cost of goods and services sold
  Costs expensed for farming and services                    3,519             2,867             5,291             5,284
  Depreciation and amortization                                822               610             1,233             1,122
  Other                                                        164               142               244               266
                                                        -----------       -----------       -----------      ------------
      Total cost of goods and services sold                  4,505             3,619             6,768             6,672
                                                        -----------       -----------       -----------      ------------
      Gross income                                           1,456               634             1,919             1,642
                                                        -----------       -----------       -----------      ------------
General and administrative expenses
  Costs expensed under management contract
    with related party                                          90               149               309               448
  Other                                                        279                62               632               322
                                                        -----------       -----------       -----------      ------------
      Total general and administrative expenses                369               211               941               770
                                                        -----------       -----------       -----------      ------------
      Operating income                                       1,087               423               978               872
Interest expense                                              (115)                -              (192)                -
Interest income                                                  7                66               233               210
Other income                                                     -                 -               104                 -
                                                        -----------       -----------       -----------      ------------
      Income before tax                                        979               489             1,123             1,082
Income tax expense                                              50                22                67                58
                                                        -----------       -----------       -----------      ------------
      Net income                                     $         929       $       467       $     1,056      $      1,024
                                                        ===========       ===========       ===========      ============

-------------------------------------------------------------------------------------------------------------------------

Net cash flow
  (as defined in the Partnership Agreement)          $       1,740       $     1,077       $      2,270     $      2,146
                                                        ===========       ===========       ===========      ============

-------------------------------------------------------------------------------------------------------------------------

Net income per Class A Unit                          $        0.12       $      0.06       $       0.14     $       0.14
                                                        ===========       ===========       ===========      ============

Net cash flow per Class A Unit                       $        0.23       $      0.14       $       0.30     $       0.28
                                                        ===========       ===========       ===========      ============

Cash distributions per Class A Unit                  $       0.125       $      0.10       $      0.375     $       0.30
                                                        ===========       ===========       ===========      ============

Class A Units outstanding                                    7,500             7,500              7,500            7,500
                                                        ===========       ===========       ===========      ============

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)
                                 (in thousands)



                                                              THREE MONTHS                       NINE MONTHS
                                                          ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                      -----------------------------      -----------------------------
                                                         2000             1999              2000             1999
                                                      ------------    -------------      ------------     ------------
Partners' capital at beginning of period:
  General partners                                 $          595   $          587   $           613    $         597
  Class A limited partners                                 58,908           58,110            60,657           59,058
                                                      ------------    -------------      ------------     ------------
                                                           59,503           58,697            61,270           59,655
                                                      ------------    -------------      ------------     ------------
Allocation of net income
  General partners                                             10                5                11               10
  Class A limited partners                                    919              462             1,045            1,014
                                                      ------------    -------------      ------------     ------------
                                                              929              467             1,056            1,024
                                                      ------------    -------------      ------------     ------------
Cash distributions:
  General partners                                             10                8                29               23
  Class A limited partners                                    938              750             2,813            2,250
                                                      ------------    -------------      ------------     ------------
                                                              948              758             2,842            2,273
                                                      ------------    -------------      ------------     ------------
Partners' capital at end of period:
  General partners                                            595              584               595              584
  Class A limited partners                                 58,889           57,822            58,889           57,822
                                                      ------------    -------------      ------------     ------------
                                                   $       59,484   $       58,406  $         59,484    $      58,406
                                                      ============    =============      ============     ============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                    THREE MONTHS                          NINE MONTHS
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                           --------------------------------     --------------------------------
                                                               2000               1999              2000               1999
                                                           --------------     -------------     --------------     -------------
Cash flows from operating activities:
  Cash received from goods and services                  $         1,702     $      4,060      $      10,937      $      9,444
  Cash paid to suppliers and employees                            (3,552)          (1,466)           (10,148)           (6,889)
  Interest received                                                    7              110                233               221
                                                           --------------     -------------     --------------     -------------
Net cash provided by (used in) operating activities               (1,843)           2,704              1,022             2,776
                                                           --------------     -------------     --------------     -------------

Cash flows from investing activities:
  Acquisition of orchards and farming business                         -                 -            (8,928)                -
                                                           --------------     -------------     --------------     -------------
Net cash used in investing activities                                  -                 -            (8,928)                -
                                                           --------------     -------------     --------------     -------------

Cash flows from financing activities:
  Proceeds from borrowings                                         1,500                 -              5,500                 -
  Capital lease payments                                            (11)                 -               (19)                 -
  Cash distributions paid                                          (947)             (758)            (2,084)            (2,652)
                                                           --------------     -------------     --------------     -------------
Net cash provided by (used in) financing activities                 542              (758)             2,829             (2,084)
                                                           --------------     -------------     --------------     -------------

Net increase (decrease) in cash                                  (1,301)            1,946             (5,077)               692
Cash at beginning of period                                       1,549             3,063              5,325              4,317
                                                           --------------     -------------     --------------     -------------
Cash at end of period                                    $          248      $      5,009       $        248       $      5,009
                                                           ==============     =============     ==============     =============

Reconciliation of net income to net cash
 provided by (used in) operating activities:
  Net income                                             $          929      $        467       $      1,056       $      1,024
  Adjustments to reconcile net income to
   cash provided by (used in) operating activities:
      Depreciation and amortization                                 822               610              1,233              1,122
      Decrease (increase) in accounts receivable                 (4,038)             (151)             2,330              1,131
      Decrease in inventories                                         5                 -                 53                  -
      Decrease (increase) in annualized cost
        adjustment (other than depreciation)                        343                 5             (1,206)              (454)
      Increase in other current assets                             (100)              (65)              (571)               (88)
      Increase (decrease) in accounts payable                      (319)            1,950             (2,398)               123
      Increase (decrease) in other current liabilities              515              (112)               525                (82)
                                                           --------------     -------------     --------------     -------------
  Total adjustments                                              (2,772)            2,237                (34)             1,752
                                                           --------------     -------------     --------------     -------------
Net cash provided by (used in) operating activities      $       (1,843)    $       2,704       $      1,022       $      2,776
                                                           ==============     =============     ==============     =============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2000, September 30, 1999 and December 31, 1999 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 2000 and 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

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
                                                     ===================



Pro forma results of operations for the Partnership, assuming the acquisition of the assets had occurred at the beginning of the periods indicated below, are as follows:




                                                 Nine months ended September 30,
                                                  2000                    1999
                                            -----------------       -----------------
                                              (in thousands, except per Unit data)
Revenue                                             $ 12,320                $ 16,689
Net income                                          $  1,205                $  1,522
Net income per Class A Unit                         $   0.16                $   0.20


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

The following is a summary of each reportable segment's operating income and the segment's assets as of and for the periods ended September 30, 2000. The contract farming segment results of operations include the period May 1, 2000 (date of acquisition) through September 30, 2000.

         Segment Reporting for the Three Months ended September 30, 2000
                                 (in thousands)



                                      Owned           Contract       Intersegment
                                     Orchards         Farming         elimination          Total
                                  --------------   --------------   ----------------    -------------
Revenues                                $ 4,392          $ 3,764           $ (2,195)         $ 5,961
Composition of
  intersegment revenues                       -            2,195                  -            2,195
Operating income                          1,061               26                  -            1,087
Depreciation expense                        684              138                  -              822
Segment assets                           59,729            9,271                  -           69,000
Expenditures for property
  and equipment                               -                -                  -                -


         Segment Reporting for the Nine Months ended September 30, 2000
                                 (in thousands)


                                          Owned            Contract          Intersegment
                                        Orchards            Farming          elimination          Total
                                     ----------------   ----------------    ---------------    -------------
Revenues                                     $ 6,635            $ 6,858           $ (4,806)         $ 8,687
Composition of
  intersegment revenues                            -              4,806                  -            4,806
Operating income                                 968                 10                  -              978
Depreciation expense                             990                243                  -            1,233
Segment assets                                59,729              9,271                  -           69,000
Expenditures for property
  and equipment                                2,533              6,850                  -            9,383




All revenues are from sources within the United States.

(4) INTERIM REPORTING

All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(5) LONG-TERM DEBT

REVOLVING CREDIT LOAN. On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services under which it will have available a $5 million revolving credit facility through April 30, 2004. Borrowings under this credit facility were $1.5 million as of September 30, 2000 at an interest rate of 9.5%.

Borrowings under this agreement bear interest at the prime lending rate. From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

TERM DEBT. As of September 30, 2000, the Partnership had a $4 million promissory note outstanding, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 8.53 percent to 9.16 percent.

(6) PARTNERS' CAPITAL

All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(7) CASH DISTRIBUTIONS

On September 8, 2000, a third quarter cash distribution was declared in the amount of twelve and one-half cents ($0.125) per Class A Unit, payable on November 15, 2000 to unitholders of record as of the close of business on September 29, 2000.

(8) MAUNA LOA MACADAMIA NUT CORPORATION

On September 29, 2000, C. Brewer and Company, Ltd. ("CBCL") announced that it had sold all of the stock of Mauna Loa Macadamia Nut Corporation ("Mauna Loa") to The Shansby Group, a San Francisco based private equity partnership. Mauna Loa is the exclusive purchaser of all of the Partnership's macadamia nuts under long term nut purchase contracts. CBCL owns all of the stock of ML Resources, Inc., the general and managing partner of the Partnership.




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

RESULTS OF OPERATIONS

ML Macadamia Orchards' net income for the third quarter of 2000 was $929,000, or $0.12 per Class A Unit, double the third quarter 1999 net income of $467,000, or $0.06 per Class A Unit. Net cash flow per Class A Unit for the third quarter increased to $0.23 in 2000 from $0.14 in 1999.

Total revenues for the third quarter 2000 were $6.0 million, which included $1.5 million of farming service revenue. Third quarter 1999 revenue was $4.3 million, which was all nut revenue.

Net income for the nine months ended September 30, 2000 was $1.1 million, or $0.14 per Class A Unit, compared to $1.0 million, or $0.14 per Class A Unit, recorded in the first nine months of 1999. Net cash flow per Class A Unit was $0.30 in 2000 compared to $0.28 in 1999. Total revenues for the first nine months of 2000 were $8.7 million compared to $8.3 million recorded in the first nine months of 1999. The 2000 period revenues included $1.9 million of farming service revenue and $110,000 of administrative service revenue.

OWNED-ORCHARD SEGMENT

For the three months and the nine months ending September 30, 2000 and 1999, nut production, nut prices and revenues are summarized below:



                                                           For the Three Months
                                                            Ended September 30,                Change
                                                       ------------------------------       -------------
                                                           2000             1999
                                                       --------------   -------------
     Nut harvested (000's pounds WIS)                          8,617           7,967      +           8%
     Nut price (per pound)                                  $ 0.5097        $ 0.5338      -           5%
                                                       --------------   -------------
     Net nut sales ($000's)                                    4,392           4,253      +           3%
                                                       ==============   =============



                                                            For the Nine Months
                                                            Ended September 30,                Change
                                                       ------------------------------       -------------
                                                           2000             1999
                                                       --------------   -------------

     Nut harvested (000's pounds WIS)                         12,465          14,334      -          13%
     Nut price (per pound)                                  $ 0.5323        $ 0.5800      -           8%
                                                       --------------   -------------
     Net nut sales ($000's)                                    6,635           8,314      -          20%
                                                       ==============   =============



Production for the three-month period ending September 30, 2000 was 8% higher than the same quarter last year, and, for the first time in the partnership's history, third quarter production exceeded 8 million pounds. Harvesting was very heavy in August and September in both the Keaau and Mauna Kea regions, indicating an early fall/winter harvest for these two regions. The Ka'u region also had good production in the third quarter. Due to the rainstorm and flooding discussed below, production for the balance of the year is uncertain and may decline as compared to the same periods in past years.

Production for the nine-month period ending September 30, 2000 was 13% lower than the same period in 1999. The production for the nine-month period ending September 30, 1999 was the highest in the Partnership's history for this period due to the winter crop falling heavier in the first quarter than normal.

For the first nine months in 2000, the Partnership received an average nut price of $0.53, compared to $0.58 for the same period in 1999. The average nut price recorded for the three-month periods in 2000 and 1999 are the result of the nine-month nut prices less adjustments for the first two quarters of each year which were paid at higher prices.

The Partnership's nut price is determined by a formula which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), the exclusive purchaser of the Partnership's nuts.

The USDA portion of the current year's nut price is already determined, and it will be 7% lower than the previous year. Mauna Loa has estimated that its portion of the current year's nut price will be lower by 25% due to an expected greater level of lower-value ingredient nut sales by Mauna Loa. However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 1999, the actual average nut price received by the Partnership was $0.6238.

Prior to the acquisition of the macadamia farming operations on May 1, 2000, all production activities were performed under long-term farming contracts. Production costs both before and after the acquisition are based on annualized standard unit costs for interim reporting periods. Total cost of goods sold for the owned-orchards were $0.35 and $0.39, respectively, for the third quarter and the nine-month period in 2000. Both periods are lower than the comparable periods in 1999. This is partly due to the savings incurred by doing our own farming and partly due to 1999 estimates that were too high. The costs per pound in 1999 were estimated at $0.45 to $0.47 per pound, and the final cost for the year was $0.39 per pound

FARMING SEGMENT

This is the second quarter that the Partnership has been involved in the farming activity, which resulted from the May 1, 2000 acquisition. Revenue generated from the farming of macadamia orchards owned by other growers was $1.5 million for the third quarter 2000. Farming expenses for the same period were $1.5 million, which included $138,000 of depreciation expense.

For the nine-month period, farming service revenues were $1.9 million, and farming expenses were $1.9 million,which included $243,000 of depreciation expense.

Administrative service revenue of $54,000 for the third quarter and $110,000 for the nine-month period was earned by the farming operation's accounting office as a result of accounting and data processing services being provided to the previous owner during a period of transition.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are higher for the third quarter 2000 by $158,000 and higher by $171,000 for the nine-month period, as compared to the same periods in 1999. Prior to the farming operations acquisition, general and administrative expenses incurred by the farming contractors were included in their farming invoices and recorded by the Partnership as cost of goods sold. These same costs are now incurred directly by the Partnership and are recorded as general and administrative expense. As previously mentioned, the farming costs for the third quarter and nine-month period in 2000 are lower than the comparable periods in 1999 for this same reclassification of expenses.

OTHER INCOME AND EXPENSES

The Partnership recorded interest expense of $115,000 for the third quarter and $192,000 for the first nine months of 2000. This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a new revolving line of credit. There was no interest expense for the three and nine month periods in 1999.

Interest income was $7,000 for the third quarter of 2000 compared to $66,000 in 1999. In 1999 and for the first half of 2000, the Partnership had cash on hand which was earning interest income.

Other income of $104,000 was recorded for the first nine months of 2000 due to a claim filed on a crop insurance policy for the 1999-2000 crop. Production in some fields in the Ka'u region were lower than their ten-year average by more than a 25% deductible due to the drought in that region.

LIQUIDITY AND CAPITAL RESOURCES

Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the harvesting season.

The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. At September 30, 2000 the Partnership had a cash balance of $248,000 and short-term borrowings outstanding of $1.5 million. The Partnership anticipates borrowing from the revolving line of credit to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, usually from August to January.

At September 30, 2000, the Partnership had $4.2 million in outstanding long-term debt representing a $4.0 million ten-year note under its new Credit Agreement and $187,000 of capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II - Item 2 below.

It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

DROUGHT AND STORM DAMAGE

The Ka'u region, where 50% of the Partnership's orchards are located, was in its third year of drought. Ka'u received over 10 inches of rainfall during the third quarter and was expected to return to normal production for the current crop year.

On November 2, 2000, over 30 inches of rain fell in 24 hours in the Ka'u region. The heavy rains caused extensive flooding, and the major highway linking the town of Pahala and Hilo was heavily damaged. The Partnership suffered damage to its crop, road and irrigation system. In addition, some trees were destroyed. The full extent of the damage is still being assessed.

MAUNA LOA SALE

On September 29, 2000, C. Brewer and Company, Ltd., the owner of Mauna Loa announced that it had sold all of the stock in Mauna Loa to The Shansby Group, a San Francisco based private equity partnership. A press release issued by the parties indicated that the management team at Mauna Loa will continue in place.
C. Brewer and Company, Ltd. is also the owner of ML Resources, Inc., the general partner of the Partnership.

Mauna Loa is the exclusive purchaser of all of the Partnership's macadamia nuts under long-term nut purchase contracts. These nut purchase contracts between Mauna Loa and the Partnership will remain in effect. However, since Mauna Loa's performance partly determines the price that the Partnership receives for its macadamia nuts, the Partnership has no way of knowing whether a change in Mauna Loa's ownership would enhance or diminish Mauna Loa's performance, and thus, affect the Partnership's returns.

An issue has arisen between the Partnership and the new owners of Mauna Loa concerning their requirement to purchase all macadamia nuts on two of the long-term purchase contracts. The new owners of Mauna Loa have taken a position that they do not have to pay for unusable nuts delivered to them from the Partnership's orchards covered by the 1986 nut purchase contracts. Mauna Loa has paid for all the nuts, including any unusable nuts, from these orchards since the inception of the Partnership in 1986. The Partnership is confident that Mauna Loa is required to pay for these nuts and that the new owners of Mauna Loa do not have the right to change the practice of the last 14 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of September 30, 2000, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $40,000.





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

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the third quarter of 2000.

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

                                       ML MACADAMIA ORCHARDS, L.P.
                                              (Registrant)

                                   By   ML RESOURCES, INC.
                                        Managing General Partner

Date: November 9, 2000                   By   /s/ Gregory A. Sprecher
                                           --------------------------
                                              GREGORY A. SPRECHER
                                          Senior Vice President and
                                            Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                            and Duly Authorized Officer)







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