Form 10-K
period 2000-12-31
ML MACADAMIA ORCHARDS L P
filed 2001-03-30
CIK 792161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-9145

                           ML MACADAMIA ORCHARDS, L.P.
                          ----------------------------
             (Exact Name of registrant as specified in its charter)

                DELAWARE                              99-0248088
             -------------                       --------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

       828 FORT STREET, HONOLULU, HAWAII                 96813
      ----------------------------------------   --------------------
      (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (808) 532-4130
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
         Title of Each Class                       On Which Registered
   ------------------------------------       -----------------------------
   Depositary Units Representing
    Class A Limited Partners' Interests           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K. [ ]

As of March 1, 2001, 7,500,000 shares of the registrant's Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $30,375,000 (based on the closing price on that date of $4.05 per Unit).

                                     PART I

ITEM 1.  BUSINESS OF THE PARTNERSHIP

(a) GENERAL DESCRIPTION OF THE BUSINESS

ML Macadamia Orchards, L.P. (the "Partnership") is a publicly-traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in Hawaii. It believes that it is one of the world's largest growers of macadamia nuts. The Partnership owns or leases approximately 4,169 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii. ("Tree acres" are acres of the Partnership's owned or leased lands utilized for macadamia nut orchards. "Gross acres" includes areas not utilized for orchards.) The Partnership sells all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation ("Mauna Loa") under long-term nut purchases contracts. The Partnership farms its own orchards and approximately 3,000 additional acres of macadamia orchards for other orchard owners. The Partnership is managed by its general partner, ML Resources, Inc. ("MLR" or the "Managing Partner"). The Managing Partner is a wholly owned subsidiary of C. Brewer and Company, Limited ("CBCL"), which in turn is wholly owned by Buyco, Inc. ("Buyco").

Ownership of Class A Units confers no direct or indirect interest in Buyco, CBCL, or any of their affiliated corporations, or in Mauna Loa.

The Partnership commenced operations in June 1986, following its acquisition of interests in approximately 2,423 tree acres of macadamia nut orchards from subsidiaries of CBCL. In December 1986 and October 1989, respectively, the Partnership acquired from subsidiaries of CBCL interests in approximately 266 and 1,260 additional tree acres of macadamia orchards. In September 1991 the Partnership acquired approximately 78 tree acres of producing macadamia orchards.

On May 1, 2000, the Partnership purchased 142 acres of macadamia orchards and the macadamia farming operations from subsidiaries of CBCL. The farming operations consist of farming contracts, farming equipment, vehicles, a husking plant, irrigation well, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming. All the assets and operations are located on the island of Hawaii.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this section of Item 1 is incorporated by reference to Note 4 of the Notes to the Consolidated Financial Statements.

(c) NARRATIVE DESCRIPTION OF THE BUSINESS

OWNED-ORCHARD SEGMENT

The Partnership sells all of the macadamia nuts from its orchards to Mauna Loa under long-term nut purchase contracts. Mauna Loa processes and markets the nuts under the MAUNA LOA(R) brand name and is believed to be the largest processor and marketer of macadamia nuts in the world. The Partnership is Mauna Loa's largest single supplier of macadamia nuts. Mauna Loa was a subsidiary of CBCL until its sale in September 2000 to The Shansby Group. On May 1, 2000, the Partnership began farming its own macadamia orchards. Prior to that date, subsidiaries of CBCL performed the farming activities for the Partnership under long-term farming contracts.

NUT PURCHASE CONTRACTS. The Partnership is a party to five nut purchase contracts with Mauna Loa. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991 and May 2000, respectively. The 1986 contracts expire in 2006, while the 1989 contract expires in 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.

The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the orchard purchase in September 1991 and expires in 2003. The fourth contract is similar to the 1986 contracts, but the nut price is calculated on a crop year (July 1 through June
30) rather than a calendar year basis, which results in a slightly different nut price. All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the United States Department of Agriculture and 50% on Mauna Loa's "netback component." The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The fifth contract expires in 2006. Its pricing formula is based 100% on the two-year trailing average of USDA reported prices. The first three nut purchase contracts may be terminated by Mauna Loa upon thirty days' notice if the Managing Partner is involuntarily removed as the managing general partner and replaced by a person or entity not affiliated with Mauna Loa. The fourth nut purchase contract may be terminated at any time by mutual agreement in writing, or it may be terminated by the Partnership as of the end of any calendar year by giving Mauna Loa at least twelve months advance notice of its intention to terminate. The fifth contract may be terminated at any time by mutual agreement in writing.

COMPETITION. Because the Partnership's revenues from nut sales are tied to a formula dependent in large part upon Mauna Loa's market performance, the Partnership bears certain risks associated with Mauna Loa's marketing of the nuts, including the likelihood of increased future competition.

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

Approximately 44 percent of sales of the MAUNA LOA(R) brand are made in the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers.

Approximately 32 percent of sales of the MAUNA LOA(R) brand are made in Hawaii where Mauna Loa sells through its own direct sales force primarily to retailers. Substantial portions of the macadamia nut products sold are purchased by visitors for gifts and souvenirs. Mauna Loa believes that it is the largest seller of macadamia products in the State of Hawaii.

Outside the United States, Mauna Loa's other major market is Japan and the Far East. Approximately 13 percent of sales of the MAUNA LOA(R) brand are made in Japan and the Far East.

The remaining sales are comprised of ingredient nuts, visitor center sales, and mail order sales.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America. For the 2000 crop, Hawaii was expected to supply 30% of the world crop, and Australia, the world's largest producer, was expected to supply 42%.

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

MACADAMIA FARMING SEGMENT

Since the May 2000 purchase of the macadamia farming operations, the Partnership farms its own 4,169 acres of macadamia orchards and approximately 3,000 additional acres of macadamia orchards owned by other growers. Prior to May 2000, the Partnership's orchards were farmed by two subsidiaries of CBCL under four long-term farming contracts.

All the orchards are located in three separate regions on the island of Hawaii ("Keaau", "Ka'u" and "Mauna Kea"). Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

FARMING CONTRACTS. The Partnership was a party to four farming contracts with two affiliates of CBCL, Ka'u Agribusiness Company, Inc. ("KACI") and Mauna Kea Agribusiness Company, Inc. ("MKACI"). Services under these contracts included cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, husking and related services for the Partnership's orchards. In return, the Partnership reimbursed KACI and MKACI for direct and indirect costs incurred in providing such services, including an equipment utilization charge and an annual farming fee. The contracts were terminated May 1, 2000 when the Partnership acquired all the farming assets from KACI and MKACI.

KACI and MKACI were also a party to approximately twenty additional farming contracts, which have been assigned to the Partnership with the May 2000 acquisition. Services provided and reimbursements for costs under these contracts are identical to those listed above. These contracts also provide a management fee to the Partnership, which is based either a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.

ORCHARD MAINTENANCE. Maintenance of an orchard is essential to macadamia nut farming. Pruning and hedging of trees is necessary to allow space for mechanical harvesting and cultivating equipment to operate safely and efficiently and to remove dead branches. Where mechanical equipment is used, the orchard floor must be maintained in a condition that will permit its operation. Soil and gravel are used to repair mud holes and other surface irregularities caused by soil erosion from heavy rain and by farming equipment. Pruning and surface maintenance are usually performed after the harvest season.

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

Mechanical harvesting is less costly than hand harvesting, but mechanical harvesting is possible only where the orchard floor is relatively flat. Approximately 70% of the orchards in Ka'u, 59% in Keaau and 94% in Mauna Kea are currently mechanically harvested. The remaining acres are too uneven for mechanical harvesting and must be harvested by hand.

During the harvest season, the nuts are collected every six to ten weeks. Nuts suffer loss in quality if they remain on the ground too long. The harvested nuts are then transported to the husking facilities, which are located in Ka'u and Keaau. The Keaau husking facility is owned by Mauna Loa, and the Ka'u husking facility is owned by the Partnership. Nuts harvested in the Mauna Kea region are transported to the husking facility in Keaau. At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content and kernel quality. Title to the nuts husked in Keaau passes to Mauna Loa after weighing. Title to the nuts husked at Ka'u pass to Mauna Loa after delivery to the Mauna Loa processing plant in Keaau. The nuts are then moved to a drying facility.

PROCESSING. The nuts purchased by Mauna Loa from the Partnership and from the other orchards farmed by the Partnership are primarily processed at Mauna Loa's processing plant located adjacent to the orchards located in the Keaau area. The plant was built in 1966 and is presently capable of handling approximately 210,000 pounds of dry-in-shell (commonly abbreviated "DIS") nuts per day. Processing at the plant includes drying, cracking, roasting, inspecting and packaging. The plant also includes separate warehouses, a machine shop, storage facilities, husking facilities, nut drying facilities, a generator and a 10,000 square foot chocolate processing plant. None of these processing facilities are owned by the Partnership.

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

In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. No additional rent was due in 1998, 1999 or 2000.

RISKS INVOLVED IN OPERATING MACADAMIA ORCHARDS

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.9% in 1998, 0.7% in 1999 and 0.9% in 2000.

DISEASES AND PESTS. The Partnership's Keaau orchards have experienced tree replacements of 1.9% in 1998, 1.5% in 1999 and 2.0% in 2000. Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as "Macadamia Quick Decline" ("MQD"). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD. Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties. Approximately 9% of the Partnership's orchards are variety 333 and 45% are variety 344. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka'u orchards, but tree losses to date have been less than 1% in the Ka'u area.

There are also two types of fungal diseases, which can affect nut production but are not fatal to the trees themselves. One of these is Phytophthora, which affects the macadamia flowers and nutlets, and the other is Botrytis cinerea. These types of fungal disease were generally controllable with fungicides, but many of these fungicides are no longer available. Historically, these fungi have attacked the orchards located in Keaau every three to four years. There was a Phytophthora occurrence in the Keaau and Mauna Kea orchards from February to mid-March in 1999, which slightly affected the 1999-2000 crop year production for these orchards. A moderate infestation of Phytophthora occurred in January 2000, and a light infestation has occurred in late January-early February 2001.

RAINSTORMS AND FLOODS. The Partnership's orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms. On November 2, 2000, over 30 inches of rain fell in twenty-four hours in East Hawaii. The orchards in the Ka'u region were in the middle of fall/winter harvesting and an estimated
2.5 million pounds of nuts were washed away. Orchard roads, bridges, and irrigation systems were damaged throughout the area, as well as the state highway. The Partnership sustained damage to approximately 81 acres of orchards. Cleanup and irrigation repair is estimated to cost $200,000. Fortunately, only six macadamia trees were washed away. Some of the orchards owned by others and farmed by the Partnership were more heavily damaged. Approximately 300 acres of other owners' orchards were affected by rocks, debris and washouts, including 3,500 trees that were washed away.

WINDSTORMS. The Partnership's orchards are located in areas on the island of Hawaii that are susceptible to windstorms. Twenty-four major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to Partnership orchards. Several of the Partnership's orchards are surrounded by windbreak trees, which provide limited protection. Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

INSURANCE. The Partnership secures tree insurance each year under a federally subsidized program. The tree insurance for 2001 provides coverage up to a maximum of approximately $34 million against loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2001-2002 crop year and provides coverage up to a maximum of approximately $7.5 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

         YEAR                     KA'U             KEAAU            MAUNA KEA
         ----                    ------           -------           ---------
         1996                     69.3"            125.2"            146.6"
         1997                     54.9"            142.3"            157.5"
         1998                      8.8"            115.5"            153.7"
         1999                     30.5"            132.3"            130.0"
         2000                     47.1"            147.9"            158.0"


In, 1998, an El Nino related drought affected all of Hawaii for the first three months and continued to affect Ka'u for the full year. The Ka'u region recorded the lowest rainfall in the Partnership's history, with less than nine inches of rain. The 1998-99 Ka'u crop year was reduced by over 30% due to the lack of rainfall. The Keaau and Mauna Kea regions, which normally receive substantial rainfall, benefited from the lack of rainfall during the first three months of the year. During this period, flowering and pollination were highly successful in these orchards, resulting in the largest macadamia crops ever produced in these two regions.

The drought continued in Ka'u until the fall of 1999. However, twelve inches of rain fell in the beginning of 1999, which allowed the Ka'u orchards to flower and produce a crop that was just less than normal.

Drought continued for the third year in Ka'u in 2000, with only 10 inches of rain falling from January to July. After the November rainstorm, when the Ka'u region received over 30 inches of rainfall in twenty-four hours, essentially no rain was received again until February 2001, when 13 inches was recorded.

WATER SUPPLY FOR IRRIGATION

With the May 2000 acquisition, the Partnership acquired an irrigation well (the "Sisal Well"), which supplies water to the Partnership's orchards in Ka'u which were purchased in June 1986 and 1989. The Sisal Well is situated on land owned by MKACI. On May 1, 2000 the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership's macadamia orchards. Annual rent for the license agreement is one dollar. The license agreement terminates on the earlier of June 30, 2045, or at the termination of the May 1, 2000 lease between Partnership and KACI.

Prior to the May 2000 acquisition, the Partnership and KACI were parties to a water agreement to which KACI agreed to supply water to those portions of the June 1986 Orchards and October 1986 Orchards located at Ka'u and which had been irrigated historically.

If the amount of water provided by the Sisal Well becomes insufficient to irrigate the above named orchards, the Partnership may consider increasing the capacity of the Sisal Well, drilling an alternative well into the historical source which provides water to the Sisal Well or obtaining water from other sources.

On a historical basis, the quantity of water available from the Sisal Well has been generally sufficient to irrigate these orchards in accordance with prudent farming practices. The irrigated portion of the Ka'u II

Orchards is expected to need greater quantities of water as the orchards mature. The Managing Partner anticipates that the amount of water available from the Sisal well will be generally sufficient, assuming average levels of rainfall, to irrigate the Irrigated Orchards in accordance with prudent farming practices for the next several years. If no irrigation water is available to the Irrigated Orchards, then, based on historical average rainfall levels, diminished yields of macadamia nut production can be expected.

EMPLOYEES

On May 1, 2000 the Partnership hired all the employees necessary for macadamia farming from KACI and MKACI. As of December 31, 2000, the Partnership employed 359 people, of which 147 were seasonal workers. Of the total, 24 are in farming supervision and management, 320 in production, maintenance and agricultural operations, and 15 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of three bargaining agreements with the ILWU Local 142. These agreements cover all production, maintenance and agricultural employees of the Ka'u Orchard Division, of the Keaau Orchard Division and of the Mauna Kea Orchard Division. All three labor contracts became effective May 1, 1997 and were to expire April 30, 2001. The parties have recently agreed to a one-year extension of all terms and conditions of these contracts. The Partnership believes that relations with its employees are very good.

Prior to May 1, 2000 acquisition, the Partnership had no employees. Instead, the employees, officers and directors of the Managing Partner performed all management functions for the Partnership. On May 1, 2000, the three employees of the Managing Partner were transferred to the Partnership.

ITEM 2.  PROPERTIES.

LOCATION. The Partnership owns or leases approximately 4,169 tree acres of macadamia orchards on the island of Hawaii. The orchards are located in three areas: Ka'u, Keaau and Mauna Kea. The Ka'u area is located in the south part of the island about fifty miles from Hilo. The Keaau area is located six miles south of Hilo on the east side of the island, and the Mauna Kea area is located three miles north of Hilo on the east side of the island.

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

AGE AND DENSITY. The productivity of macadamia nut orchards depends on several factors including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. The most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease.
Macadamia orchards normally reach peak production after fifteen to eighteen years of age. Of the 4,169 tree acres of macadamia orchards owned or leased by the Partnership, 2,907 tree acres are over eighteen years of age and roughly 1,262 tree acres are under eighteen years of age. Around 2% of trees are lost to various causes each year and are replaced.

[MAP OF STATE OF HAWAII]

KA'U
   Acreage:        2,078
KEAAU
   Acreage:        1,765
MAUNA KEA
   Acreage:        326

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage. However, short droughts and occasional flooding have occurred. At Mauna Kea, normal rainfall is adequate without irrigation and the volcanic soil provides adequate drainage. In the event of a very long drought, production at Keaau and Mauna Kea might be affected. At Ka'u, located on the drier side of the island, the rainfall averages are substantially less than at Keaau, particularly at the lower elevations. Approximately 652 acres at the lower elevations of Ka'u are irrigated to provide for additional water when required. Under extremely dry conditions at Ka'u, such as a prolonged drought, irrigation is not sufficient, and production will be adversely affected.

ORCHARDS. The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

                                               TREE                                 LEASE            MIN. RENT
         ORCHARD              ACQUIRED        ACRES             TENURE            EXPIRATION         PER ANNUM
-------------------------- --------------- ------------- ---------------------  ---------------    --------------

Keaau I                      June 1986             1467      Fee simple
Ka'u I                       June 1986              456      Fee simple
     "                       June 1986              500     Leasehold (1)            2019               $ 25,000
Ka'u Green Shoe I            Dec. 1986              266     Leasehold (1)            2019                $ 5,586
Keaau II                     Oct. 1989              220      Fee simple
Ka'u II                      Oct. 1989              327     Leasehold (2)            2034               $ 23,544
     "                       Oct. 1989              175     Leasehold (1)            2028               $ 17,314
     "                       Oct. 1989               26     Leasehold (3)            2029                $ 2,041
     "                       Oct. 1989              186     Leasehold (1)            2031               $ 18,585
Mauna Kea                    Oct. 1989              326     Leasehold (2)            2034               $ 23,508
Keaau Lot 10                Sept. 1991               78      Fee simple
Ka'u O                        May 2000              142     Leasehold (1)            2045               $ 10,224
                                                  ------
  Total acres                                      4169

(1)  Lease of land only; trees may be removed at termination of lease.
(2) Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019.
(3)  Lease of land; trees revert to lessor upon termination of lease.

For certain additional information concerning farming leases, see Item 13, page 43.

In addition to the minimum annual lease payment amount, all the leases require the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment based on the market price per pound of macadamia nuts sold in Hawaii.

With respect to the Ka'u Green Shoe I Orchard, the lease requires the Partnership to pay KACI, the seller and lessor, additional rent equal to 100% of any year's cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership. Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow. For additional information, see "Stabilization Payments" on page 5.

ITEM 3.  LEGAL PROCEEDINGS.

MAUNA LOA. The Partnership is a party to five macadamia nut purchase contracts with Mauna Loa. Three of these contracts, one written in 1983 and two in 1986, require Mauna Loa to pay for all nuts delivered. Since the inception of these three contracts, Mauna Loa has always paid for all nuts delivered. The other two nut purchase contracts were written in 1989 and 1999 and allow for the deduction of unusable nuts in calculating payment due.

On October 31, 2000, Mauna Loa made payment to the Partnership for nuts delivered during the third quarter 2000, but deducted from its payment all unusable nuts delivered by the Partnership from January 1 to September 30, 2000 on the 1983 and 1986 nut purchase contracts. This deduction amounted to $609,000. On January 31, 2001 Mauna Loa made its payment to the Partnership for fourth quarter nut deliveries. Mauna Loa again deducted for unusable nuts on the 1983 and 1986 contracts. The cumulative amount of disputed income and interest as of December 31, 2000 is $931,000.

The Partnership's legal counsel advised that Mauna Loa was required to pay for all nuts delivered. A demand letter was sent, along with a detailed historical background on the events pertaining to these contracts. Mauna Loa's attorneys responded by saying they were advising Mauna Loa not to pay. The Partnership filed suit for collection on December 26, 2000, and filed a motion for summary judgment.

The court heard the motion for summary judgment on February 15, 2001. The Partnership's motion was neither granted nor declined, but rather, the court allowed a 90-day discovery period before making its decision. The motion for summary judgment is now scheduled for May 18, 2001.

WATERSIDE PARTNERS. On July 13, 1998, Waterside Partners, a limited partner, filed a suit asking that it be awarded its costs and expenses for prosecution of a lawsuit and a proxy contest related to a proposed merger involving the Partnership. A hearing was held on the Motion for attorney's fees and expenses on January 29, 1999, and the court ruled that the Plaintiff was not entitled to any attorney fees or expenses. The Plaintiff appealed to the Supreme Court of Delaware, which decided on November 1, 1999 to uphold the lower court ruling.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED UNITHOLDER MATTERS.

The Partnership's Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 1,528 registered holders of Class A Depositary Units on December 31, 2000.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

---------------------------------------------------------------------------------------
                                DISTRIBUTION                HIGH                   LOW
---------------------------------------------------------------------------------------
2000:   4th Quarter                $0.09                     5                  3  3/4
        3rd Quarter                 0.125                    5                  4  5/8
        2nd Quarter                 0.125                    5  3/16            4  5/8
        1st Quarter                 0.125                    5  1/4             3  3/4

1999:   4th Quarter                $0.10                     3  15/16           3  1/2
        3rd Quarter                 0.10                     3  7/8             3  5/8
        2nd Quarter                 0.10                     3  15/16           3  5/16
        1st Quarter                 0.10                     3  15/16           3


RESTRICTIONS ON CASH DISTRIBUTIONS

On May 2, 2000, the Partnership entered into a new Credit Agreement with Pacific Coast Farm Credit Services, ACA, under which it borrowed $4 million on a ten-year promissory note and will have available a $5 million revolving line of credit facility through May 1, 2004.

In connection with the Credit Agreement certain restrictions are placed on the Partnership in regard to indebtedness, sales of assets and maintenance of certain financial minimums. The Partnership's cash distributions will be restricted unless all requirements of these covenants are met and the effects of any cash distributions do not breach any of the financial covenants. The restrictive covenants consist of the following:

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

On December 31, 2000 the Partnership's working capital was $1.6 million and its current ratio was 1.48 to 1. The Credit Agreement requires a minimum working capital of $2.5 million and a minimum current ratio of 1.50 to 1. Since the financial results of the year 2000 were partially the result of the dispute with Mauna Loa, an event that was not controllable by the Partnership, the Partnership requested an amendment to its Credit Agreement to cure these violations. Pacific Coast Farm Credit Services agreed to amend the Credit Agreement to allow the amount of the Mauna Loa disputed revenue to be added to current assets for the purpose of these two financial calculations. The amendment is temporary and will be rescinded at the earlier of a favorable outcome of the Mauna Loa dispute or on March 31, 2002.

ITEM 6.  SELECTED FINANCIAL DATA.
         (In thousands, except per pound and per unit data)


                                                     2000          1999         1998         1997         1996
                                                     ----          ----         ----         ----         ----
Financial:
     Total revenue                               $ 13,758      $ 15,950     $ 12,408     $ 12,128     $ 13,216
     Net cash provided by
       operating activities (1)                     2,507         3,849        3,675        4,613        2,062
     Income (loss) before taxes                      (360)        4,847        1,039        1,831        3,033
     Net income (loss)                               (398)        4,645          963       15,581        3,033
     Distributions declared                         3,523         3,030        2,273        2,273        1,515
     Total working capital                          1,599         9,031        5,785        5,213        4,342
     Total assets                                  65,625        66,503       64,842       66,727       65,953
     Long-term debt                                 3,716            --           --           --           --
     Total partners' capital                       57,349        61,270       59,655       60,965       47,656
     Class A limited partners' capital             56,775        60,657       59,058       60,355       47,179
     Net cash flow (2)                              1,824         6,247        2,566        3,435        4,635

Operations:
     Acres harvested                                4,169         4,027        4,027        4,027        4,027
     Macadamia nuts harvested (lbs.) (3) (6)       19,255        25,569       19,463       20,315       22,110
     Net price $/lb. (3)(4)                      $ 0.5125      $ 0.6238     $ 0.6375     $ 0.5970     $ 0.5977

Per Class A Unit (5):
     Income (loss) before taxes                  $  (0.05)     $   0.64     $   0.14     $   0.24     $   0.40
     Net income (loss)                              (0.05)         0.61         0.13         2.06         0.40
     Net cash flow (2)                               0.24          0.82         0.34         0.45         0.61
     Distributions                                  0.465          0.40         0.30         0.30         0.20
     Partners' capital                               7.57          8.09         7.87         8.05         6.29

(1) See "Statement of Cash Flows" in the financial statements for method of calculation.
(2) See Footnote 6 in the notes to financial statements for method of calculation.
(3)  Wet-in-shell at 25% moisture.
(4)  Weighted average for all orchards.
(5) 7,500,000 Class A Units were issued and outstanding for all periods presented.
(6)  Excludes 2000 nut deliveries to Mauna Loa where payment has been disputed.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

On May 1, 2000, the Partnership completed the purchase of the macadamia farming operations from four subsidiaries of C. Brewer and Company, Ltd. The acquired assets consisted of 142 acres of macadamia orchards, farming contracts, farming equipment, vehicles, a husking plant, irrigation well, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming. All the assets and operations are located on the island of Hawaii. Effective with the acquisition, the Partnership began performing all the farming operations for its own 4,169 acres and for approximately 3,000 additional acres owned by other growers.

RESULTS OF OPERATIONS - 2000, 1999, 1998

OWNED-ORCHARD SEGMENT - PRODUCTION AND YIELDS

Production and yield data for the eight orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

                                                            2000              Average Yield per Acre
                                                                        -----------------------------------
        Orchard              Acquired      Acreage       Production       2000         1999        1998
-------------------------  -------------  -----------  ---------------  ----------  ----------- -----------
Keaau I                     June 1986          1,467        8,095,788       5,519        7,192       4,855
Keaau II                    Oct. 1989            220          733,422       3,334        5,159       3,336
Keaau Lot 10                Sept.1991             78          278,726       3,573        5,943       3,661
Ka'u I                      June 1986            956        5,920,571       6,193        7,293       7,189
Ka'u Green Shoe I           Dec. 1986            266        1,000,546       3,761        4,745       3,249
Ka'u II                     Oct. 1989            714        2,745,617       3,845        4,537       3,811
Ka'u O                      May  2000            142          555,499       3,912            -           -
Mauna Kea                   Oct. 1989            326        1,703,705       5,226        5,968       2,645
                                          -----------  ---------------
  Totals (except yields
    which are averages)                        4,169       21,033,874       5,045        6,349       4,833
                                          ===========  ===============


Production for the orchards purchased in 1999 and 2000 is net of unusable nuts, as stated in their respective nut purchase agreements. Production for the orchards purchased in 1986 and 1991 includes all nuts delivered. The nut purchase contracts for the 1986 and 1991 orchards require the purchaser, Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), to purchase all of the nuts delivered from these orchards, which has been the case in all previous years. In October 2000, after Mauna Loa was sold to new owners, Mauna Loa did not pay for
1.8 million pounds of unusable nuts from these orchards. The Partnership has filed a lawsuit to collect payment for these nuts. The production numbers in the table above include the unusable nuts from the 1986 and 1991 orchards.

Production in 2000 was lower for all orchards compared to 1999 due to the following reasons:

1. The Ka'u region was affected by a rainstorm and flood in November which caused an estimated loss of 2.4 million pounds of nuts. After the heavy rains, the trees prematurely dropped large quantities of nuts that would normally have been dropped and harvested in the first and second quarters of 2001. The net loss of nuts is estimated at 700,000 pounds for the year 2000. An estimated shortage of production of 1.7 million pounds is expected in 2001.

2. Production in the Ka'u region was hindered by a third consecutive year of drought before the November rainstorm. Rainfall through October was only 22 inches compared to the region's ten-year average of 38 inches of rain.

3. Production in Keaau and Mauna Kea in 1999 was exceptionally high due to the timing of nut drop and harvesting. The main harvesting is normally from fall to early spring. The 1999 calendar year benefited from a late harvest in the 1998/1999 season and an early harvest in the fall 1999/spring 2000 season. Subsequently, the 2000 calendar year received a small harvest in the beginning of its year.

For 1999, overall nut production increased by 31% over the previous year. The combined Keaau orchards increased 49% over 1998, and the Mauna Kea orchards were up 126%. As mentioned above, both regions benefited form harvest timing. The Ka'u region showed some signs of a rebound after two years of drought, with an increase in production of 10% over 1998.

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

OWNED-ORCHARD SEGMENT - NUT REVENUE

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these factors is summarized in the following table:

                                                                                        2000         1999
                                                                                        over         over
                                              2000          1999           1998         1999         1998
                                          -------------  ------------   ------------  ----------   ----------
Trees acres harvested                            4,169         4,027          4,027    +  4%           -
Average yield (WIS lbs./acre)                    4,611         6,349          4,833    - 27%        + 31%
                                          -------------  ------------   ------------
Nuts harvested (000's WIS lbs.)                 19,225        25,569         19,463    - 25%        + 31%
Nut price ($/WIS lbs. @ 25%)                    0.5126        0.6238         0.6375    - 18%        -  2%
                                          -------------  ------------   ------------
Gross nut sales ($000's)                         9,854        15,950         12,408    - 38%        + 29%
                                          =============  ============   ============


In the table above, "Nuts harvested" does not include the 1.8 million pounds of unusable nuts from the 1986 and 1991 orchards. Under the nut purchase contracts with Mauna Loa, the price for nuts delivered is based 50% on the two-year trailing average of USDA published macadamia nut prices and 50% on a "netback component". The netback component is determined by subtracting from Mauna Loa's gross revenues from the sale of macadamia products (i) allocable processing, packaging, marketing, selling and advertising costs and (ii) a 20% capital charge on the difference between those aggregate gross revenues and aggregate allocable costs.

The following table sets forth the manner in which the nut purchase price per pound was determined for 2000, 1999 and 1998 ($/lb.):

                                                 2000           1999            1998
                                             -------------  --------------  --------------
USDA price - two years prior (a)                   0.6996          0.7125          0.6886
USDA price - one year prior (a)                    0.6155          0.6996          0.7125
                                             -------------  --------------  --------------
USDA price - two year trailing average             0.6576          0.7061          0.7006
                                             =============  ==============  ==============
Gross revenues                                     2.0165          2.1695          2.2741
Less allocable processing, packaging,
  marketing, sales and advertising costs           1.5732          1.5023          1.5654
Less 20% capital charge                            0.0887          0.1334          0.1417
                                             -------------  --------------  --------------
Net-back component                                 0.3546          0.5338          0.5670
                                             =============  ==============  ==============
USDA price - two year trailing average             0.6576          0.7061          0.7006
Net-back component                                 0.3546          0.5338          0.5670
                                             -------------  --------------  --------------
Average of USDA two year trailing
  average price and net-back component             0.5061          0.6199          0.6338
Plus Hawaii general excise tax (0.5%)              0.0025          0.0031          0.0032
                                             -------------  --------------  --------------
Net purchase price (b) (c) (d)                     0.5086          0.6230          0.6369
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

(b) The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years. With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated. The effect was to cause a slightly different price of $0.5078 for the 1989 orchards.

(c) The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the "two-year trailing average" provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus, results in a different nut price. The nut price for this orchard was $0.5339 in 2000, $0.6671 in 1999 and $0.6796. This orchard accounts for less than 2% of the Partnership's macadamia nut production.

(d) The nut purchase contract for the Ka'u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.6602 in 2000.

The 2000 average nut price from all orchards declined 18% from 1999. The USDA portion fell 7%, representing a general decline in worldwide macadamia prices caused by increased production, primarily in Australia. The netback component fell 34% in 2000 compared to 1999. Mauna Loa sold an unusually large amount of its nuts as lower valued ingredient nuts, which reduced their average revenue per pound.

The 1999 average nut price declined 2% from the average price in 1998. The netback component of the 1999 nut price declined due to decreased nut revenues per pound at Mauna Loa, but this was partially offset by a reduction of Mauna Loa's processing and marketing costs.

The USDA published price for the 1999-2000 crop year was $0.6227 per pound (WIS at 25% moisture), which is 1% higher than the 1998-99 price of $0.6155 and 11% lower than the 1997-98 price of $0.6996. The USDA two-year trailing average which affects the Partnership's 2001 nut price will be $0.6191, a 6% decrease over the 2000 two-year average.

OWNED-ORCHARD SEGMENT - COST OF GOODS SOLD

Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

The Partnership's unit costs (expressed in dollars per wet-in-shell pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax and tree insurance) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

                                                                  Cost per pound
                                                    -------------------------------------------
        Orchard                   Acquired              2000           1999           1998
-------------------------  -----------------------  -------------  -------------  -------------
Keaau I                          June 1986                0.3995         0.3504         0.4557
Keaau II                         Oct. 1989                0.5243         0.4039         0.5640
Keaau Lot 10                     Sept.1991                0.2819         0.1938         0.3297
Ka'u I                           June 1986                0.4116         0.4211         0.4270
Ka'u Green Shoe I                Dec. 1986                0.3583         0.3955         0.4669
Ka'u II                          Oct. 1989                0.4793         0.4618         0.5387
Ka'u O                           May  2000                0.3514              -              -
Mauna Kea                        Oct. 1989                0.4385         0.4221         0.8802

All Orchards                                              0.4160         0.3910         0.4787

As a result of the farming operations acquisition, the Partnership now farms its own orchards, and some costs previously charged as farming expenses by KACI and MKACI were eliminated. These are the Hawaii general excise tax, capital recovery costs and the farming fee. The Partnership saved approximately $113,000 in Hawaii general excise taxes for the last eight months of 2000. Hawaii general excise taxes were $128,000 in 1999 and $115,000 in 1998. The capital recovery savings in 2000 were $18,000. Capital recovery costs were $61,000 in 1999 and $74,000 in 1998. The elimination of the farming fee in 2000 saved the Partnership approximately $69,000. The farming fee was $195,000 in 1999 and $121,000 in 1998. In addition, the general and administrative expenses incurred in the farming operation, which were previously billed and expensed as farming costs, have been classified for the May to December 2000 period as general and administration expenses. This amounted to $335,000 in 2000.

Cost of goods sold was $1.2 million less in 2000 than in 1999, but the cost per pound was 6.4% higher in 2000. The lower production costs in 2000 were due to the savings mentioned above and to a much smaller harvest in 2000.

Cost of goods sold in 1999 was $754,000 higher than in 1998, but 18% lower on a per pound basis compared to 1998. This was the lowest cost-per-pound ever achieved by the Partnership and is the result of the large nut production, which spread the indirect and overhead farming costs over more pounds.

FARMING SEGMENT - FARMING SERVICE REVENUE

In connection with the acquisition, the Partnership acquired approximately 20 farming contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services for May to December 2000 were $3.7 million. This total was less than expected by the Partnership due to the November rainstorm and flood, which prohibited harvesting in some of the orchards under contract in the Ka'u region due to damage and debris in the orchards.

FARMING SEGMENT - COST OF SERVICES SOLD

The cost of services sold relating to the farming contracts was $3.5 million for the May to December period of 2000. These costs were all reimbursed to the Partnership.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative expenses are comprised of accounting and reporting costs, reimbursements to the Managing Partner for directors' fees, office expenses and liability insurance, and the management fee. In addition, general and administrative costs are also incurred in connection with the farming operations. Previous to the May 2000 acquisition, general and administration costs relating to the Partnership's orchards were included in the Partnership's farming expenses.

Total general and administrative costs for 2000 were $305,000 higher than in 1999. All of this increase was due to costs that were previously charged as farming expenses. With the acquisition, the Partnership also assumed providing certain accounting services to subsidiaries of CBCL. These services generated income of $130,000 in 2000. Tthe Partnership does not expect to provide any accounting services after 2000.

In 1999, general and administrative costs were $121,000 higher than in 1998. Of this amount, $80,000 was due to the higher management fee earned by the general partner, which is based on Partnership cash flow. The balance of this increase was due to legal costs incurred in litigation concerning a proxy contest in the 1998 merger attempt.

A management fee based on Partnership cash flow is payable annually to the Managing Partner. The amount paid was $32,000 for 2000, $137,000 for 1999, and $57,000 for 1998.

INTEREST INCOME AND EXPENSE

The Partnership recorded interest expense of $325,000 in 2000. This was due to
(1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a new revolving line of credit. There was no interest expense in 1999 or 1998.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates. Throughout 1999 the Partnership had cash on hand, earned $266,000 in interest income (net of line of credit fees), and incurred no interest expense. Interest income was $244,000 in 1998.

Other income of $104,000 was recorded in 2000 due to a claim received on a crop insurance policy for the 1999-2000 crop. Production in some fields in the Ka'u region were lower than their ten-year average by more than a 25% deductible due to the drought in that region.

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

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998. The gross income tax was $38,000 in 2000, $202,000 in 1999 and $76,000 in
1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $2.5 million in 2000 compared with $3.8 million in 1999 and $3.7 million in 1998. The decrease in year 2000 is primarily due to the reductions in net income and accounts payable. In 1999 and 1998 farming services were paid to KACI and MKACI 30 days after the end of each quarter. With the acquisition of the farming operations, these expenses, mostly payroll and benefits, are now paid within 30 days.

On December 31, 2000 the Partnership's working capital was $1.6 million and its current ratio was 1.48 to 1, down from $9.0 million and 3.27 to 1 in 1999. The lower working capital for 2000 is due to the $9 million expenditure on orchards and farming operations and to lower nut revenues. The Partnership's Credit Agreement requires a working capital minimum of $2.5 million and a minimum current ratio of 1.50 to 1. Since the financial results of the year 2000 were partially the result of the dispute with Mauna Loa, an event that was not controllable by the Partnership, the Partnership requested an amendment to its Credit Agreement to cure these violations. Pacific Coast Farm Credit Services agreed to amend the Credit Agreement to allow the amount of the Mauna Loa disputed revenue to be added to current assets for the purpose of these two financial calculations. The amendment is temporary and will be rescinded at the earlier of a favorable outcome of the Mauna Loa dispute or on March 31, 2002.

Capital expenditures in 2000 were $8.9 million, all due to the orchards and farming operations acquisition. There were no capital expenditures in 1999 or 1998. Capital expenditures planned for 2001 are less than $500,000 and are expected to be financed by way of new equipment leases.

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2004. At December 31, 2000 the Partnership had a cash balance of $174,000 and line of credit drawings outstanding of $900,000. The cash balance was $5.3 million at the end of 1999, and there were no line of credit drawings during 1999.

It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted. However, with the September 2000 sale of Mauna Loa, the managing partner no longer has control over the timing of nut payments to the Partnership. The nut purchase contracts require Mauna Loa to make nut payments 30 days after the end of each quarter. During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

LEGAL PROCEEDINGS

MAUNA LOA

The Partnership is a party to five macadamia nut purchase contracts with Mauna Loa. Three of these contracts, one written in 1983 and two in 1986, require Mauna Loa to pay for all nuts delivered. Since the inception of these three contracts, Mauna Loa has always paid for all nuts delivered. The other two nut purchase contracts were written in 1989 and 1999 and allow for the deduction of unusable nuts in calculating payment due.

On October 31, 2000, Mauna Loa made payment to the Partnership for nuts delivered during the third quarter 2000, but deducted from its payment all unusable nuts delivered by the Partnership from January 1 to September 30, 2000 on the 1983 and 1986 nut purchase contracts. This deduction amounted to $609,000. On January 31, 2001 Mauna Loa made its payment to the Partnership for fourth quarter nut deliveries. Mauna Loa again deducted for unusable nuts on the 1983 and 1986 contracts. The cumulative amount of disputed income and interest as of December 31, 2000 is $931,000.

The Partnership's legal counsel advised that Mauna Loa was required to pay for all nuts delivered. A demand letter was sent, along with a detailed historical background on the events pertaining to these contracts. Mauna Loa's attorneys responded by saying they were advising Mauna Loa not to pay. The Partnership filed suit for collection on December 26, 2000, and filed a motion for summary judgment.

The court heard the motion for summary judgment on February 15, 2001. The Partnership's motion was neither granted nor declined, but rather, the court allowed a 90-day discovery period before making its decision. The motion for summary judgment is now scheduled for May 18, 2001.

WATERSIDE PARTNERS

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
Report of Independent Accountants                                                  22

Balance Sheets, December 31, 2000 and 1999                                         23

Income Statements, for the Years Ended December 31, 2000, 1999, and 1998           24

Statements of Partners' Capital, for the Years Ended December 31, 2000,
     1999 and 1998                                                                 25

Statements of Cash Flows for the Years Ended December 31, 2000,
     1999 and 1998                                                                 26

Notes to Financial Statements, Including Supplementary Data                        27

                        REPORT OF INDEPENDENT ACCOUNTANTS

Limited Partners
ML Macadamia Orchards, L.P.

In our opinion, the accompanying balance sheets and the related income statements, statements of partners' capital and statements of cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Honolulu, Hawaii
March 30, 2001

                                           ML MACADAMIA ORCHARDS, L.P.
                                                 BALANCE SHEETS
                                                 (in thousands)

                                                                                         DECEMBER 31,
                                                                              ------------------------------------
                                                                                   2000                 1999
                                                                              ---------------      ---------------
ASSETS
Current assets
  Cash and cash equivalents                                                 $            174     $          5,325
  Accounts receivable                                                                  4,594                7,687
  Inventory of farming supplies                                                          168                    -
  Other current assets
                                                                                          24                    3
                                                                              ---------------      ---------------
    Total current assets                                                               4,960               13,015
Land, orchards and equipment, net                                                     60,638               53,488
Intangible assets, net
                                                                                          27                    -
                                                                              ---------------      ---------------
  Total assets                                                              $         65,625     $         66,503
                                                                              ===============      ===============
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Current portion of long-term debt                                         $            459     $              -
  Short-term borrowings                                                                  900                    -
  Accounts payable                                                                       232                2,819
  Cash distributions payable                                                             682                  758
  Accrued payroll and benefits                                                           894                    -
  Other current liabilities                                                              194                  407
                                                                              ---------------      ---------------
    Total current liabilities                                                          3,361                3,984
Long-term debt                                                                         3,716                    -
Deferred income tax liability                                                          1,199                1,249
                                                                              ---------------      ---------------
    Total liabilities                                                                  8,276                5,233
                                                                              ---------------      ---------------
Commitments and contingencies
Partners' capital
  General partner                                                                        574                  613
  Class A limited partners, no par or assigned value,
      7,500 units issued and outstanding                                              56,775               60,657
                                                                              ---------------      ---------------
    Total partners' capital                                                           57,349               61,270
                                                                              ---------------      ---------------
    Total liabilities and partners' capital                                 $         65,625     $         66,503
                                                                              ===============      ===============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                          ML MACADAMIA ORCHARDS, L.P.
                                               INCOME STATEMENTS

                                      (in thousands, except per unit data)


                                                                    2000              1999              1998
                                                                 ------------      ------------      ------------
Macadamia nut sales                                            $       9,854     $      15,950     $      12,408
Contract farming revenue                                               3,774                 -                 -
Administrative services revenue                                          130                 -                 -
                                                                 ------------      ------------      ------------
  Total revenues                                                      13,758            15,950            12,408
                                                                 ------------      ------------      ------------
Cost of goods and services sold
  Costs expensed for farming and services                             10,229             8,217             7,466
  Depreciation and amortization                                        2,250             1,602             1,603
  Other                                                                  180               373               369
                                                                 ------------      ------------      ------------
      Total cost of goods sold                                        12,659            10,192             9,438
                                                                 ------------      ------------      ------------
      Gross income                                                     1,099             5,758             2,970
General and administrative expenses
  Costs expensed under management contract
   with related party                                                    352               662               584
  Other                                                                1,130               515               472
                                                                 ------------      ------------      ------------
    Total general and administrative expenses                          1,482             1,177             1,056

                                                                 ------------      ------------      ------------
      Operating income (loss)                                          (383)             4,581             1,914

Merger transaction costs                                                   -                 -            (1,119)
Interest expense                                                       (325)                 -                 -
Interest income                                                          244               266               244
Other income                                                             104                 -                 -
                                                                 ------------      ------------      ------------
      Income (loss) before tax                                         (360)             4,847             1,039
Income tax expense                                                      (38)             (202)              (76)
                                                                 ------------      ------------      ------------
      Net income (loss)                                        $       (398)     $       4,645     $         963
                                                                 ============      ============      ============
-----------------------------------------------------------------------------------------------------------------
Net cash flow (as defined in the
  Partnership Agreement)                                       $       1,824     $       6,247     $       2,566
                                                                 ============      ============      ============
-----------------------------------------------------------------------------------------------------------------
Net income (loss) per Class A Unit                             $      (0.05)     $        0.61     $        0.13
                                                                 ============      ============      ============
Net cash flow per Class A Unit                                 $        0.24     $        0.82     $        0.34
                                                                 ============      ============      ============
Cash distributions per Class A Unit                            $       0.465     $        0.40     $        0.30
                                                                 ============      ============      ============
Class A Units outstanding                                              7,500             7,500             7,500
                                                                 ============      ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                         ML MACADAMIA ORCHARDS, L.P.
                                       STATEMENTS OF PARTNERS' CAPITAL

                                                (in thousands)

                                                              2000                1999                1998
                                                          -------------       -------------       -------------
Partners' capital at beginning of period:
  General partners                                      $          613      $          597      $          610
  Class A limited partners                                      60,657              59,058              60,355
                                                          -------------       -------------       -------------
                                                                61,270              59,655              60,965
                                                          -------------       -------------       -------------

Allocation of net income (loss):
  General partners                                                  (4)                 46                  10
  Class A limited partners                                        (394)              4,599                 953
                                                          -------------       -------------       -------------
                                                                  (398)              4,645                 963
                                                          -------------       -------------       -------------
Cash distributions:
  General partners                                                  35                  30                  23
  Class A limited partners                                       3,488               3,000               2,250
                                                          -------------       -------------       -------------
                                                                 3,523               3,030               2,273
                                                          -------------       -------------       -------------
Partners' capital at end of period:
  General partners                                                 574                 613                 597
  Class A limited partners                                      56,775              60,657              59,058
                                                          -------------       -------------       -------------
                                                        $       57,349      $       61,270      $       59,655
                                                          =============       =============       =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                     2000              1999               1998
                                                                 -------------      ------------      -------------
Cash flows from operating activities:
  Cash received from goods and services                        $       16,813     $      13,698     $       13,837
  Cash paid to suppliers and employees                                (14,214)          (10,130)           (10,406)
  Interest received                                                       233               281                244
  Interest paid                                                          (325)                -                  0
                                                                 -------------      ------------
Net cash provided by operating activities                               2,507             3,849              3,675
                                                                 -------------      ------------      -------------
Cash flows from investing activities:
  Acquisition of orchards and farming business                         (8,928)                -                  -
                                                                 -------------      ------------      -------------
Net cash used in investing activities                                  (8,928)                -                  -
                                                                 -------------      ------------      -------------
Cash flows from financing activities:
  Proceeds from drawings on line of credit                              3,700                 -                  -
  Proceeds from long term debt                                          4,000                 -                  -
  Repayment of line of credit                                          (2,800)                -                  -
  Capital lease payments                                                  (31)                -                  -
  Cash distributions paid                                              (3,599)           (2,841)            (2,272)
                                                                 -------------      ------------      -------------
Net cash provided by (used in) financing activities                     1,270            (2,841)            (2,272)
                                                                 -------------      ------------      -------------
Net increase (decrease) in cash                                        (5,151)            1,008              1,403
Cash at beginning of period                                             5,325             4,317              2,914
                                                                 -------------      ------------      -------------
Cash at end of period                                          $          174     $       5,325     $        4,317
                                                                 =============      ============      =============
Reconciliation of net income (loss) to net cash provided
  by operating activities:
  Net income (loss)                                            $         (398)    $       4,645     $          963
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
      Depreciation and amortization                                     2,249             1,602              1,602
      (Increase) decrease in accounts receivable                        3,093           (2,252)              1,374
      Decrease in inventories                                              11                 -                  -
      Increase in other current assets                                   (169)               (3)                 -
      Increase in other assets                                            (44)                -                  -
      Decrease in accounts payable                                     (2,587)             (202)              (660)
      Increase in current liabilities                                     402                29                408
      Deferred income tax expense (credit)                                (50)               30                (12)
                                                                 -------------      ------------      -------------
  Total adjustments                                                     2,905              (796)             2,712
                                                                 -------------      ------------      -------------
Net cash provided by operating activities                      $        2,507     $       3,849     $        3,675
                                                                 =============      ============      =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ML MACADAMIA ORCHARDS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

(1)     OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the "Partnership") owns and farms 4,169 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity, which processes and markets the finished products. The Partnership farms approximately 3,000 additional acres of macadamia orchards on Hawaii for other orchard owners.

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. ("MLR"). MLR is a subsidiary of C. Brewer and Company, Limited ("CBCL"), whose parent company is Buyco, Inc. ("Buyco").

Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange. Mauna Loa Orchards, L.P., an affiliate of the general partner, held 30,000 Class A Units at December 31, 2000 and 1999.

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

      Depreciation of orchards and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (40 years for orchards and between 5 and 12 years for other equipment). A 5% residual value is assumed for orchards. The macadamia orchards acquired in 1986 situated on leased land are being amortized on a straight-line basis over the terms of the leases (approximately 33 years from the inception of the Partnership) with no residual value assumed. The macadamia orchards acquired in 1989 situated on leased land are being amortized on a straight-line basis over a 40 year period (the terms of these leases exceed 40 years) with no residual value assumed. For income tax reporting, depreciation is calculated under the straight line method over Alternative Depreciation System recovery periods.

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

(f) REVENUE. Macadamia nut sales are recognized when nuts are harvested and delivered to the buyer. Contract farming revenue and administrative services revenues are recognized in the period that such services are provided.

(g) PENSION BENEFIT COSTS. The actuarial method used for financial accounting purposes is the projected unit credit method.

(h) ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i) NET INCOME PER CLASS A UNIT. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(3)  ACQUISITION

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

The initial purchase price has been allocated to assets acquired based on estimated fair value. The allocated fair value of assets acquired is summarized as follows (000's):

        Inventory                                                  $ 127
        Nursery                                                       52
        Property, plant and equipment                              9,176
        Current liabilities                                         -427
                                                            -------------
          Total                                                  $ 8,928
                                                            =============

Pro forma results of operations for the Partnership, assuming the acquisition of the assets had occurred at the beginning of the periods indicated below, are as follows:

                                                             Twelve months ended
                                                                 December 31,
                                                   -----------------------------------------
                                                         2000                    1999
                                                   -----------------       -----------------
                                                     (in thousands, except per Unit data;
                                                                  unaudited)
        Revenue                                           $  15,396                $ 23,166
        Net income (loss)                                 $    (122)               $  5,221
        Net income (loss) per Class A Unit                $   (0.02)               $   0.69

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the beginning of each period presented, or of future results of operations of the entities.

(4)  SEGMENT INFORMATION

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

The Partnership's reportable segments are distinct business enterprises that offer different products or services. Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound and pounds produced. The farming segment's revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

The following is a summary of each reportable segment's operating income and the segment's assets as of and for the period ended December 31, 2000. The contract farming segment results of operations include the period May 1, 2000 (date of acquisition) through December 31, 2000.

                                    Segment Reporting for the Twelve Months ended December 31, 2000
                                                            (in thousands)

                                      Owned          Contract        Intersegment
                                    Orchards          Farming         elimination          Total
                                  --------------   --------------   ----------------    -------------

Revenues                                 $9,854           $8,722           $ (4,818)         $13,758
Composition of
  intersegment revenues                       -            4,818                  -            4,818
Operating income (loss)                    (476)              93                  -             (383)
Depreciation expense                      1,644              605                  -            2,249
Segment assets                           58,419            7,206                  -           65,625
Expenditures for property
  and equipment                           2,533            6,865                  -            9,398


(5)     RELATED PARTY TRANSACTIONS

(a) NUT PURCHASE CONTRACTS. The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). Mauna Loa was a wholly-owned subsidiary of C. Brewer and Company, Ltd. ("CBCL") until its sale on September 29, 2000 to an unrelated party. CBCL is the sole owner of ML Resources, Inc, the Partnership's general partner. The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006. The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts. The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture ("USDA") and 50% on Mauna Loa's "netback component". The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price. The nut price paid to the Partnership under the first two contracts was $0.6369 for 1998, $0.6230 for 1999 and $0.5086 for 2000. The average nut price paid to the Partnership under the third contract was $0.6369 for 1998, $0.6230 for 1999 and $0.5078 for 2000. The average nut price paid to the Partnership under the fourth nut price contract was $0.6796 for 1998, $0.6682 for 1999 and $0.5339 for 2000. The nut price paid to the Partnership under the fifth contract was $0.6609 for 2000.

(b) FARMING CONTRACTS. Prior to the Partnership's acquisition of the macadamia farming operations on May 1, 2000, the Partnership was a party to four farming contracts with Ka'u Agribusiness Company, Inc. ("KACI") and Mauna Kea Agribusiness Company, Inc. ("MKACI"), that together covered all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. On May 1, 2000, the Partnership acquired the macadamia farming operations from KACI and MKACI.

The contracts provided KACI and MKACI with reimbursement of their direct and indirect costs incurred under these contracts. The reimbursements paid to the two farm managers were $6.9 million for 1998, $7.4 million for 1999 and $2.1 million for the first four months of 2000. Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa's Keaau facility. Reimbursements made to Mauna Loa were $489,000 in 1998, $595,000 in 1999 and $453,000 in 2000.

Each of the farming contracts provided a farming fee equal to two and one-half percent of the Partnership's gross profits from farming operations. The Partnership paid the two farm managers, KACI and MKACI, total farming fees of $121,000 in 1998 and $195,000 in 1999. Due to the acquisition, no farming fee was paid for 2000.

 (c) MANAGEMENT COSTS AND FEE. The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs prior to May 2000, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership's operating cash flow (as defined). Those reimbursable costs totaled $528,000 in 1998, $525,000 in 1999 and $320,000 in 2000. The managing general partner earned a management fee of $57,000 in 1998, $137,000 in 1999 and $32,000 in 2000.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. No incentive fee was earned in 1998, 1999 or 2000.

 (d) STABILIZATION PAYMENTS. In December 1986, the Partnership acquired a 266-acre orchard that was several years younger than its other orchards. Because of the relative immaturity of the newer orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

Accordingly, the seller of this orchard (KACI) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of a target cash flow level of $507,000. Stabilization payments for a given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard. As a result, the payments will be reflected in the Partnership's net income ratably through 2019 as a reduction to depreciation for this orchard.

In return, the Partnership is obligated to pay KACI 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay KACI 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. No additional rent was due in 1998, 1999 or 2000.

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

(f) ACQUISITION OF KA'U ORCHARDS AND MACADAMIA FARMING BUSINESS. On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from KACI, MKACI, Mauna Kea Macadamia Orchards, Inc. and Ka'u Sugar, Inc., all affiliates of CBCL The farming assets consist of the farming equipment, vehicles, a husking plant, irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming. The purchase price was $8.9 million. As the sellers and the general partner of the Partnership are each a direct wholly-owned subsidiary of CBCL, this acquisition involved the general partner in a conflict of interest. The Conflicts Committee negotiated the proposed terms of this acquisition, reached the conclusion that this acquisition would be in the best interest of the Partnership and the holders of the Class A Units, approved this acquisition and reported to the Board of the Directors of the general partner its recommendation that this acquisition should be approved by that Board. The Board of Directors of the general partner unanimously approved such acquisition.

(g) MANAGEMENT SERVICES CONTRACT. The Partnership entered into a management services contract with CBCL effective May 2000, wherein CBCL provides insurance and risk management, labor agreement advice, workers' compensation case assistance, consultation with CBCL executive staff and other areas of management to the Partnership. This contract replaced previous contracts between CBCL and the Managing Partner and CBCL and KACI and MKACI. The contract provides for a fee payable to CBCL of $100,000 per year. CBCL was paid a fee of $67,000 in 2000.

(6)  CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000's):

                                                             2000                 1999                 1998
                                                          ------------         ------------         ------------
          Gross revenues                                $      14,106        $      16,217        $      12,652
            Less:
              Farming costs                                    10,409                8,396                7,714
              Administrative costs                              1,485                1,242                2,194
              Payments of principal and interest                  356                    -                    -
                                                          ------------         ------------         ------------
          Operating cash flow                                   1,856                6,579                2,744
            Less:
              Farming fee                                           -                  195                  121
              Management fee                                       32                  137                   57
                                                          ------------         ------------         ------------
          Net cash flow                                 $       1,824        $       6,247        $       2,566
                                                          ============         ============         ============

(7)  LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2000 and 1999 (000's):

                                                                          2000                  1999
                                                                       --------              ---------
         Land                                                          $  8,168              $   8,168
         Improvements                                                     1,074                      -
         Machinery and equipment                                          4,741                      -
         Irrigation well and equipment                                    1,156                    312
         Producing orchards                                              67,267                 64,734
         Capital leases                                                     207                      -
                                                                       ---------              ---------
         Land, orchards and equipment (gross)                            82,613                 73,214
         Less accumulated depreciation
           and amortization                                              21,975                 19,726
                                                                       --------                -------
         Land, orchards and equipment (net)                            $ 60,638               $ 53,488
                                                                        =======                =======

(8)     SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2000, the Partnership's long-term debt comprises (000's):

         Term debt       $    4,000
         Other                  175
                         ------------
                              4,175
      Current portion           459
                         ------------
                         $    3,716
                         ============

REVOLVING CREDIT LOAN. On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services under which it has available a $5 million revolving credit facility through May 1, 2004. Borrowings under this credit facility were $900,000 as of December 31, 2000 at an interest rate of 9.5%. The Partnership had a $4.0 million revolving line of credit at December 31, 1999 for working capital purposes. There were no drawings in 1999.

Borrowings under this agreement bear interest at the prime lending rate. From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

TERM DEBT. As of December 31, 2000, the Partnership had a $4 million promissory note outstanding, which was issued on May 2, 2000. The note is scheduled to mature in 2010 and bears interest at rates from 8.53 percent to 9.16 percent. Principal payments are due annually on May 2 in the amount of $400,000.

Both the revolving credit loan and the term debt are collateralized by all personal property assets of the Partnership. The agreement also provides for the maintenance of certain financial indexes including a minimum current ratio and net worth.

Maturities of long-term debt are as follows (000's):

Year ending December 31,
      2002                $   453
      2003                    443
      2004                    420
      2005                    400
      Thereafter            2,000
                            -----
                         $  3,716
                            =====

(9)   INCOME TAXES

The components of income tax expense for the years ended December 31, 2000, 1999 and 1998 were as follows (000's):

                                          2000               1999               1998
                                          ----               ----               ----
         Currently payable           $          88      $         172     $           88
         Deferred                              -50                 30                -12
                                       ------------       ------------      -------------
                                     $          38      $         202     $           76
                                       ============       ============      =============

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income for the years ended December 31, 2000, 1999 and 1998:

The components of the net deferred tax liability reported on the balance sheet as of December 31, 2000 and 1999 are as follows (000's):

                                                                               2000                 1999
                                                                           -------------        --------------
       Deferred tax liabilities:
         Financial statement bases of land, orchards,
           inventory and equipment is greater than tax bases             $          679       $           686
         Financial statement bases of capitalized leases, long-
           term debt on capitalized leases and interest expense
           on capitalized leases is greater than tax bases                            3                     -
         Financial statement bases of receivable
           is less than tax bases                                                  (33)                     -
         Excess of tax depreciation over
           financial statement depreciation                                         550                   563
                                                                           -------------        --------------
                                                                         $        1,199       $         1,249
                                                                           =============        ==============

(10)   LEASES

The Partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases. Future minimum lease payments under non-cancelable leases (exclusive of renewal options) as of December 31, 2000 were as follows (000's):

          2001                    $         195
          2002                              160
          2003                              149
          2004                              128
          2005                              126
          Later Years                     3,026
                                    ------------
                                  $       3,784
                                    ============

Each of the above leases (other than equipment leases) also provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled $55,000 in 1998, $39,000 in 1999 and $17,000 in 2000. Total lease rent for all operating leases was $171,000 in 1998, $152,000 in 1999 and $146,000 in 2000.

(11)       PENSION PLAN

The Company established a pension plan in conjunction with the acquisition of farming operations on May 1, 2000. The plan covers employees that are members of a union bargaining unit and the projected benefit obligation was assumed from the previous employer.

The Company's funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net pension cost for the year ended December 31, 2000 were as follows (000's):

         Service cost                                         $         23
         Interest cost                                                   5
         Amortization of unrecognized prior service cost                 4
                                                              ------------
                                                                      $ 32
                                                              ============

The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets and the funding status of the plan is as follows as of and for the year ended December 31, 2000 (000's):

Change in benefit obligation:
    Projected benefit obligation at beginning of year      $        99
    Service cost                                                    23
    Interest cost                                                    5
    Actuarial loss                                                  25
    Benefits paid                                                    -
                                                           -----------
    Projected benefit obligation at end of year                    152
                                                           -----------


Change in plan assets:
    Fair value of plan assets at beginning of year             -
    Actual return on plan assets                               -
    Employer contribution                                     30
    Benefits paid                                              -
                                                     ------------
    Fair value of plan assets at end of year                  30
                                                     -----------

  Funded status                                             (122)
  Unrecognized prior service cost                             95
  Unrecognized net loss                                       25
                                                     -----------

  Net amount recognized                              $        (2)
                                                     ===========

Amounts recognized in the balance sheet at December 31, 2000 are as follows (000's):

  Accrued pension liability                                   $         (7)
  Intangible asset                                                       5
                                                              ------------
                                                              $         (2)
                                                              ============

Actuarial assumptions used to determine costs and benefit obligations for the pension plan are as follows:

  Discount rate                                      7.25%
  Compensation increases                             2.00%
  Return on assets for the year                      8.00%

Experience gains and losses are amortized over the average future service period of employees.

(12)  MERGER PROPOSAL

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

(13)  QUARTERLY OPERATING RESULTS (UNAUDITED)
The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2000 and 1999 (000's, except per unit data):


                                    Net            Gross Income          Net Income         Net Income (Loss)
                                   Sales              (Loss)               (Loss)            per Class A Unit
                                -------------   --------------------   ---------------    -----------------------
        2000
          1st Quarter         $        1,492  $          264  $             65   $                   0.01
          2nd Quarter                  1,234             199                62                       0.01
          3rd Quarter                  5,961           1,456               929                       0.12
          4th Quarter                  5,071            (820)           (1,454)                     (0.19)

        1999
          1st Quarter         $        3,447  $          868  $            541   $                   0.07
          2nd Quarter                    614             140                16                          -
          3rd Quarter                  4,253             634               467                       0.06
          4th Quarter                  7,637           4,116             3,621                       0.48


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

A. IDENTIFICATION OF DIRECTORS

JAMES S. ANDRASICK. 57 years old; director of Managing Partner since 1986 and member of the Audit and Conflicts Committee since 2000; senior vice president and chief financial officer and treasurer of Alexander and Baldwin, Inc. since June 2000; president of CBCL from September 1992 to March 2000.

JOHN W.A. BUYERS. 72 years old; Chairman since 1989 and Director of Managing Partner since 1986; Chairman and Chief Executive Officer of C. Brewer and Company, Limited; Chairman and Chief Executive Officer of Buyco.

JAMES H. CASE. 80 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; senior partner of the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

RALPH C. HOOK, JR. 77 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

J. ALAN KUGLE. 62 years old; director since September 2000 and from 1986 to 1995; executive vice president, general counsel and secretary of CBCL; president of Managing Partner from 1987 to 1990.

KENT T. LUCIEN. 47 years old; president and director of Managing Partner since September 1995; executive vice president and chief financial officer of CBCL.

DAVID MCCLAIN. 54 years old; director and member of the Audit and Conflicts Committee of Managing Partner since September 2000; not an employee, officer, or director of any CBCL affiliate other than the Managing Partner.

B.  IDENTIFICATION OF  EXECUTIVE OFFICERS OF THE MANAGING PARTNER

JOHN W. A. BUYERS. 72 years old; chairman and chief executive officer of Managing Partner since 1989.

RANDOLPH H. CABRAL. 48 years old; senior vice president and orchard manager of Managing Partner since May 2000; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly senior vice president and orchard manager of KACI.

KENT T. LUCIEN. 47 years old; president of Managing Partner since September
1995.

GREGORY A. SPRECHER. 53 years old; senior vice president and chief financial officer of Managing Partner since June 1997; not otherwise an employee, officer, or director of any CBCL affiliate.

C.   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

Not applicable

D.   FAMILY RELATIONSHIPS

Not applicable

E.   BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND EXECUTIVE OFFICERS

CURRENT DIRECTORS OF THE MANAGING PARTNER.

JAMES S. ANDRASICK. Mr. Andrasick has been senior vice president, chief financial officer and treasurer of Alexander and Baldwin, Inc. (ALEX), a publicly-traded diversified ocean transportation, real estate and agribusiness company, since June 2000. He previously served as president and chief operating officer of CBCL from September 1992 to March 2000, and was one of its directors during that period. From 1989 until September 1992, he was executive vice president in charge of the sugar, distribution and Central America operations. From 1983 to 1988 he served as executive vice president, finance and administration and chief financial officer with responsibilities for finance and administration as well as spice and guava operations. He joined CBCL in 1978 as vice president of planning and controller after serving three years on the IU International Corporation corporate development staff. Mr. Andrasick received his bachelor's degree with honors from the U.S. Coast Guard Academy and his master's degree from the Massachusetts Institute of Technology. Mr. Andrasick is a trustee of the U.S. Coast Guard Foundation, a director and former chairman of the American Red Cross, Hawaii State Chapter, a director of the Hawaii Opera Theater, and past chairman of the board of governors of the University of Hawaii Foundation and the Hawaii Employers Council. He resides in Honolulu, Hawaii.

JOHN W.A. BUYERS. Mr. Buyers was elected Chairman of Managing Partner in 1988 and has been Chairman of ML Resources since July 1992. He has been Chairman of the Board, President and Chief Executive Officer of C. Brewer and Company, Limited since 1982. After service in the U.S. Marine Corps, Mr. Buyers attended Princeton University where he graduated CUM LAUDE in 1952. He latter received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow. He is a director of First Hawaiian Bank, BancWest, Inc., and Outrigger Enterprises, Inc. He is also a director of John B. Sanfilippo & Sons, Inc., a nut and marketing company located in Elk Grove Village, Illinois and the Hawaii Island Economic Development Board. He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C. He resides in Hakalau, Hawaii.

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

RALPH C. HOOK, JR. Dr. Hook is co-director of the Family Business Center of Hawaii, which is part of the College of Business Administration at the University of Hawaii. He joined the faculty of the University of Hawaii in 1968 as Dean of the College of Business Administration. In 1974, he returned to teaching as Professor of Marketing in the College of Business Administration. He became a Professor Emeritus of Marketing in June 1995. Dr. Hook received a bachelor's and master's degrees from the University of Missouri at Columbia and a Ph.D. in Marketing from the University of Texas at Austin. He has been a member of the board of Hook Brothers Corporation since 1983, and a director of Market City, Ltd. since December 2000. He resides in Honolulu, Hawaii.

J. ALAN KUGLE. Mr. Kugle is the executive vice president, secretary and general counsel for CBCL since 1980. He was chairman of Mauna Loa from 1983 to 1992. He began his CBCL career in 1976 as vice president and general counsel and became senior vice president and general counsel in 1978. Mr. Kugle graduated with an A.B. Degree from Franklin and Marshall College and a J.D. Degree from the New York University School of Law. Mr. Kugle is also a director of Olokele Sugar Company, Ltd. (a CBCL subsidiary), Honolulu, Hawaii, Maui Tropical Plantations (an investee of CBCL), Wailuku, Hawaii,

Wailuku Agribusiness Company, Inc., (a CBCL subsidiary), Wailuku, Hawaii and other CBCL subsidiaries. He resides in Honolulu, Hawaii.

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

DAVID MCCLAIN. Dr. McClain is the Dean of the College of Business Administration at the University of Hawaii at Manoa since 2000. He is the First Hawaiian Bank Distinguished Professor of Leadership and Management since 2000. Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions. Dr. McClain serves on the Board of Directors of Babson-United, Watertown, MA (since 1997) (privately held); Chair, Family Literacy Fund, Hawaii Community Foundation; Chair, Hawaii Council on Economic Education; Co-Chair, University Connections Advisory Board; and serves as a member of a number of nonprofit boards in Hawaii. Dr. McClain earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968. He has taught at Massachusetts Institute of Technology's Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter. He resides in Honolulu, Hawaii.

EXECUTIVE OFFICERS WHO DO NOT SERVE AS DIRECTORS.

RANDOLPH H. CABRAL. Mr. Cabral has served as senior vice president and orchard manager of the Managing Partner since May 2000. Mr. Cabral was previously employed at Ka'u Agribusiness Company, Inc., from 1989 until the Partnership's acquisition of Ka'u Agribusiness' macadamia business in 2000. He served as senior vice president from 1998 to 2000, as vice president from 1996 to 1998, and as orchard manager from 1989. From 1983 to 1989, Mr. Cabral served as orchard manager with Mauna Loa Macadamia Nut Corporation. Mr. Cabral has an AS in General Agriculture from the University of Hawaii. He resides in Hilo, Hawaii.

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

F.       SECTION 16 DISCLOSURE

Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a "Reporting Person"), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant. Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2000, except that Randolph Cabral, who became senior vice president on May 1, 2000, and who owns 100 Class A Units, did not file a Form 3 until October 4, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

A.   SUMMARY COMPENSATION TABLE

The Partnership is managed by the Managing Partner. Compensation paid by the Managing Partner to its chief executive officer and other executive officers is reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2000, 1999 and, 1998. There were no long- term compensation awards or payouts during those years.

           NAME AND PRINCIPAL POSITION                               ANNUAL COMPENSATION
           ---------------------------                              ---------------------
                                                       YEAR         SALARY          BONUS         OTHER
                                                      ------       --------        -------       -------
           John W. A. Buyers,                          2000      $        -    $         -          $15,000
           chief executive officer                     1999               -              -           15,000
                                                       1998               -              -           11,700

           Gregory A. Sprecher                         2000            100,000         32,000           -
           senior vice president                       1999            100,000         15,000           -
             and chief financial officer               1998            100,000         16,500           -

           Randolph H. Cabral                          2000             46,000           -              -
           senior vice president

B.   NO OPTION, SAR, LONG-TERM INCENTIVE OR PENSION PLANS.

Neither the Managing Partner nor the Partnership presently have option plans, SAR plans, or long-term incentive plans. The chief executive officer and the president of the Managing Partner are included in the pension plan and other benefit plans of its parent company, CBCL. The two senior vice presidents of the Managing Partner are employees of the Partnership, which does not have a defined benefit plan for non-bargaining employees. As such, neither the Managing Partner nor the Partnership are responsible for making any payments on the retirement of any of its present executive officers.

C.   NO EMPLOYMENT CONTRACTS OR TERMINATION AGREEMENTS

The Managing Partner does not have any employment or severance agreements with any of its present executive officers.

D.   COMPENSATION OF EXECUTIVE OFFICERS

The Managing Partner does not have a compensation committee since the chief executive officer of the Managing Partner is not compensated for serving in that position. The only executive officers of the Managing Partner (employed by the Partnership) are Mr. Sprecher, who has served as its chief financial officer since June 1997, and Mr. Cabral, who has served as senior vice president and orchard manager since May 2000. These officer's salary and guideline bonus percentage are administered under the salary policies of CBCL. Any bonus payments are approved by the Managing Partner's Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net income and cash flow for the year. Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner's Board of Directors at the beginning of each year.

E.   DIRECTOR COMPENSATION

Directors of the Managing Partner presently receive a quarterly retainer of $3,000 and a meeting fee of $750 per meeting. Members of the Managing Partner's audit and conflicts committee receive a meeting fee of $750 per meeting. There are no other agreements or arrangements between the Managing Partner and its directors.

F.  STOCK PERFORMANCE CHART

The following chart compares the Partnership's total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.

                            CUMULATIVE TOTAL RETURN
           BASED UPON AN INITIAL INVESTMENT OF $100 ON DECEMBER 31, 1995
                           WITH DIVIDENDS REINVESTED

                                       Dec-95    Dec-96    Dec-97    Dec-98    Dec-99    Dec-00
MI Macadamia Orchards Lp                $100      $145      $168      $169      $209      $243
Russell 2000 Index                      $100      $116      $143      $139      $168      $163
Custom Composite Index (7 Stocks)       $100      $106      $132      $118      $100      $104

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, and subsequent to that date to the date of this report,
(i) no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2000.

                                                                              Percent
                                                     Class A                    of
        Name of                                      Units                    Class A
        Beneficial Owner                             Owned                      Units
       ----------------------                        -----                   -----------
       James S. Andrasick                                  -                        *
       John W. A. Buyers                               4,176                        *
       Randolph H. Cabral                                100                        *


       James H. Case (1)                               8,000                        *
       Ralph C. Hook (2)                               4,000                        *
       J. Alan Kugle                                   1,200                        *
       Kent T. Lucien                                  7,500                        *
       David McClain                                       -                        *
       Gregory A. Sprecher                             5,000                        *
       All directors and executive officers           29,976                      0.4%
         as a group (9 persons)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1.     GENERAL

The Managing Partner makes all decisions relating to the management of the Partnership. The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all unitholders. CBCL owns all of the capital stock of the Managing Partner. Certain officers and directors of CBCL and/or its affiliates also act as officers and directors of the Managing Partner and certain directors of the Managing Partner are substantial shareholders of Buyco, Inc., the parent company of CBCL. Disputes that might otherwise develop between the Managing Partner and CBCL or its affiliates may not develop because the parties representing the entities are identical. As a result of these relationships, certain conflicts of interest could arise with respect to the administration of and allocation of costs under the Partnership Agreement and in situations described below, among others.

A committee of the Managing Partner's Board of Directors composed of four persons who are independent of CBCL and its affiliates (the "Audit and Conflicts Committee") reviews, on an annual basis, or more frequently as such committee may deem appropriate, the Managing Partner's management of the Partnership and any conflicts of interest that may have arisen or may arise as a result of the relationships among CBCL and its affiliates, the Managing Partner and the Partnership. The Partnership Agreement states that, except for one initial member of the Conflicts Committee, no member of the Conflicts Committee may be an officer, director, employee or shareholder of the Managing Partner or any of their affiliates. The Audit and Conflicts Committee presently consists of three individuals who are not affiliated with CBCL, and one director who is no longer an officer of CBCL, but is not considered independent pursuant to a three-year restriction period and remains a shareholder of CBCL. However, under exceptional and limited circumstances, the company's board of directors determined in its business judgment that membership on the committee by the individual is required by the best interests of the Partnership and it shareholders.

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

3.    NUT PURCHASE CONTRACTS.

The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). Mauna Loa was a wholly-owned subsidiary of CBCL until its sale on September 29, 2000 to an unrelated party. CBCL is the sole owner of ML Resources, Inc, the Partnership's general partner. The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006. The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts. The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture ("USDA") and 50% on Mauna Loa's "netback component". The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price. The nut price paid to the Partnership under the first two contracts was $0.6369 for 1998, $0.6230 for 1999 and $0.5086 for 2000. The average nut price paid to the Partnership under the third contract was $0.6369 for 1998, $0.6230 for 1999 and $0.5078 for 2000. The average nut price paid to the Partnership under the fourth nut price contract was $0.6796 for 1998, $0.6682 for 1999 and $0.5339 for 2000. The nut price paid to the Partnership under the fifth contract was $0.6609 for 2000.

4.  FARMING CONTRACTS.

Prior to the Partnership's acquisition of the macadamia farming operations on May 1, 2000, the Partnership was a party to four farming contracts with the Agribusiness Companies, that together covered all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. On May 1, 2000, the Partnership acquired the macadamia farming operations from the Agribusiness Companies.

The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts. The reimbursements paid to the two farm managers were $6.9 million for 1998, $7.4 million for 1999 and $2.1 million for the first four months of 2000. Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa's Keaau facility. Reimbursements made to Mauna Loa were $489,000 in 1998, $595,000 in 1999 and $453,000 in 2000.

Each of the farming contracts provided a farming fee equal to two and one-half percent of the Partnership's gross profits from farming operations. The Partnership paid the Agribusiness Companies total farming fees of $121,000 in 1998 and $195,000 in 1999. Due to the acquisition, no farming fee was paid for 2000.

5.  MANAGEMENT FEE.

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership's operating cash flow (as defined in the Partnership Agreement). Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, CBCL and its affiliates. Management cost reimbursements under the Partnership Agreement were $528,000 in 1998, $525,000 in 1999 and $320,000 in 2000. The management fee was $57,000 in 1998, $137,000 in 1999 and $32,000 in
2000.

6.  RELATIONSHIPS WITH CBCL.

Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of CBCL. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka'u areas to the processing plant. For 2000, 1999 and 1998, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from CBCL subsidiaries totaled $0.9 million, $0.4 million and $0.6 million, respectively. It is expected that the Partnership will continue to purchase its fertilizer and transportation needs from CBCL subsidiaries as long as, and to the extent that, such purchases can be made on a basis at least as favorable as that available from third parties. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

7.   ACQUISITION OF KA'U ORCHARDS AND MACADAMIA FARMING BUSINESS

On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from KACI, MKACI, Mauna Kea Macadamia Orchards, Inc. and Ka'u Sugar, Inc., all affiliates of CBCL. The farming assets consist of the farming equipment, vehicles, a husking plant, irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming. The purchase price was $8.9 million. As the sellers and the general partner of the Partnership are each a direct wholly-owned subsidiary of CBCL, this acquisition involved the general partner in a conflict of interest. The Conflicts Committee negotiated the proposed terms of this acquisition, reached the conclusion that this acquisition would be in the best interest of the Partnership and the holders of the Class A Units, approved this acquisition and reported to the Board of the Directors of the general partner its recommendation that this acquisition should be approved by that Board. The Board of Directors of the general partner unanimously approved such acquisition.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
  FORM 8-K

A.       LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

1. FINANCIAL STATEMENTS. See Index to Financial Statements at page 21 of this Form 10-K.

2.       FINANCIAL STATEMENT SCHEDULES.  None required.

3.       EXHIBITS.  See Exhibit Index at page 47 of this Form 10-K.

B.  REPORTS ON FORM 8-K.

On October 20, 2000, the Partnership filed a report on Form 8-K announcing that on September 29, 2000, CBCL had sold all its stock in Mauna Loa Macadamia Nut Corporation to The Shansby Group, a San Francisco based equity partnership.

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

                                        ML MACADAMIA ORCHARDS, L.P.
                                                      (Registrant)

                                        By:  ML RESOURCES, INC.
                                               (Managing General Partner)

                                        By:  /s/  J. W. A. Buyers
                                            ---------------------------------
                                                      J. W. A. Buyers
                                                Chairman of the Board and
                                                Principal Executive Officer

Dated :  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date set forth above.

                               ML RESOURCES, INC.

           SIGNATURE                                           TITLE
           ---------                                           -----
/s/  J. W. A. Buyers                             Chairman of the Board and Principal Executive Officer
-----------------------------------------        Director
     J. W. A. Buyers

/s/  Kent T. Lucien                              President, Director
-----------------------------------------
     Kent T. Lucien

/s/  Gregory A. Sprecher                         Senior Vice President
-----------------------------------------        (Principal Financial Officer
     Gregory A. Sprecher                         and Principal Accounting Officer)

/s/  James S. Andrasick                          Director
-----------------------------------------
      James S. Andrasick

/s/  James H. Case                               Director
-----------------------------------------
     James H. Case

/s/  Dr. Ralph C. Hook, Jr.                      Director
-----------------------------------------
     Dr. Ralph C. Hook, Jr.

/s/  J. Alan Kugle                               Director
-----------------------------------------
     J. Alan Kugle

/s/  Dr. David McClain                           Director
-----------------------------------------
     Dr. David McClain

                                                       EXHIBIT INDEX
     EXHIBIT
     NUMBER                                             DESCRIPTION

       2.1         Amended and Restated Agreement and Plan of Merger,  effective as of December 18, 1997, between
                   Registrant and C. Brewer Homes, Inc. (a)

       2.2         Asset Purchase Agreement including Exhibits dated March 14, 2000 (g)

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

       4.2         Form of Depositary Receipt. (c)

                   Legal Opinion of Counsel dated May 1, 2000 (g)
       5.1

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

     EXHIBIT
     NUMBER                                             DESCRIPTION

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

     EXHIBIT
     NUMBER                                             DESCRIPTION

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
                   (f)

      10.48        Credit Agreement between  Registrant and Pacific Coast Farm Credit Services,  PCA dated May 1,
                   2000 (g)

      10.49        Security  Agreement between  Registrant and Pacific Coast Farm Credit Services,  PCA dated May
                   1, 2000 (g)

      10.50        Orchards Farming Lease between Registrant and Ka'u Agribusiness Co., Inc. (g)

      11.1         Statement re: Computation of Net Income per Class A Unit.


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

(g) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K, Commission filed No. 001-09145, filed May 8, 2000.