Form 10-Q
period 2001-03-31
ML MACADAMIA ORCHARDS L P
filed 2001-05-11
CIK 792161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-9145

ML MACADAMIA ORCHARDS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	99-0248088 (I.R.S. Employer Identification No.)
828 FORT STREET, HONOLULU, HAWAII (Address Of Principal Executive Offices)	96813 (Zip Code)

Registrant's Telephone Number, Including Area Code: 808-532-4130

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 31, 2001, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.
INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements	3-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Part II—Other Information
Item 2.	Changes in Securities	12
Item 6.	Exhibits and Reports on Form 8-K	12
Signature		13

ML Macadamia Orchards, L.P.

Balance Sheets

(in thousands)

	March 31,
			December 31, 2000
	2001	2000
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$356	$1,470	$174
Accounts receivable	2,490	9,293	4,594
Inventory of farming supplies	159	—	168
Annualized cost adjustment	337	936	—
Other current assets	191	83	24

Total current assets	3,533	11,782	4,960
Land, orchards and equipment, net	59,984	53,088	60,638
Intangible assets, net	26	—	27

Total assets	$63,543	$64,870	$65,625

Liabilities and partners' capital
Current liabilities
Current portion of long-term debt	$459	$—	$459
Short-term borrowings	—	—	900
Accounts payable	154	1,821	232
Cash distributions payable	379	947	682
Accrued payroll and benefits	729	—	894
Other current liabilities	366	465	194

Total current liabilities	2,087	3,233	3,361
Long-term debt	3,703	—	3,716
Deferred income tax liability	1,199	1,249	1,199

Total liabilities	6,989	4,482	8,276

Commitments and contingencies
Partners' capital
General partners	566	604	574
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	55,988	59,784	56,775

Total partners' capital	56,554	60,388	57,349

Total liabilities and partners' capital	$63,543	$64,870	$65,625

See accompanying notes to financial statements.

Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended March 31,
	2001	2000
Macadamia nut sales	$1,740	$1,492
Contract farming revenue	1,277	—

Total revenues	3,017	1,492

Cost of goods and services sold
Costs expensed for farming and services	2,312	999
Depreciation and amortization	382	181
Other	71	48

Total cost of goods and services sold	2,765	1,228

Gross income	252	264

General and administrative expenses
Costs expensed under management contract with related party	61	142
Other	492	196

Total general and administrative expenses	553	338

Operating loss	(301)	(74)
Interest expense	(113)	—
Interest income	7	148

Income (loss) before tax	(407)	74
Income tax expense	9	9

Net income (loss)	$(416)	$65

Net cash flow (deficit) (as defined in the Partnership Agreement)	$(47)	$246

Net income (loss) per Class A Unit	$(0.05)	$0.01

Net cash flow (deficit) per Class A Unit	$(0.01)	$0.03

Cash distributions per Class A Unit	$0.05	$0.125

Class A Units outstanding	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners' Capital (unaudited)

(in thousands)

	For the quarters ended March 31,
	2001	2000
Partners' capital at beginning of period:
General partners	$574	$613
Class A limited partners	56,775	60,657

	57,349	61,270

Allocation of net income (loss):
General partners	(4)	—
Class A limited partners	(412)	65

	(416)	65

Cash distributions:
General partners	4	9
Class A limited partners	375	938

	379	947

Partners' capital at end of period:
General partners	566	604
Class A limited partners	55,988	59,784

	$56,554	$60,388

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows (unaudited)

(in thousands)

	For the quarters ended March 31,
	2001	2000
Cash flows from operating activities:
Cash received from good and services	$5,098	$—
Cash paid to suppliers and employees	(3,328)	(3,134)
Interest received	7	37

Net cash provided by (used in) operating activities	1,777	(3,097)

Cash flows from financing activities:
Proceeds from drawings on line of credit	800	—
Repayment of line of credit	(1,700)	—
Capital lease payments	(13)	—
Cash distributions paid	(682)	(758)

Net cash used in financing activities	(1,595)	(758)

Net increase (decrease) in cash	182	(3,855)
Cash at beginning of period	174	5,325

Cash at end of period	$356	$1,470

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(416)	$65
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	382	181
Decrease (increase) in accounts receivable	2,104	(1,606)
Decrease in inventories	9	—
Increase in annualized cost adjustment	(65)	(717)
Increase in other current assets	(167)	(80)
Decrease in accounts payable	(78)	(998)
Decrease in accrued payroll and benefits	(165)	—
Increase in other current liabilities	173	58

Total adjustments	2,193	(3,162)

Net cash provided by (used in) operating activities	$1,777	$(3,097)

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2001, March 31, 2000 and December 31, 2000 and the results of operations, changes in partners' capital and cash flows for the periods ended March 31, 2001 and 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future period.

    These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership's 2000 Annual Report on Form 10-K.

(2) SEGMENT INFORMATION

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

    The following is a summary of each reportable segment's operating income and the segment's assets as of and for the period ended March 31, 2001.

Segment Reporting for the Three Months ended March 31, 2001
(in thousands)

	Owned Orchards	Contract Farming	Intersegment elimination	Total
Revenues	$1,740	$2,525	$(1,248)	$3,017
Composition of intersegment revenues	—	1,248	—	1,248
Operating income (loss)	(353)	52	—	(301)
Depreciation expense	310	72	—	382
Segment assets	57,248	6,295	—	63,543
Expenditures for property and equipment	—	—	—	—

    All revenues are from sources within the United States. The Partnership operated in only the owned-orchard segment during the three months ended March 31, 2000.

(3) INTERIM REPORTING

    All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(4) LONG-TERM DEBT

    Revolving Credit Loan.  On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services under which it will have available a $5 million revolving credit facility through April 30, 2004. There were no borrowings under this credit facility as of March 31, 2001.

    Borrowings under this agreement bear interest at the prime lending rate. From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

    Term Debt.  As of March 31, 2001, the Partnership had a $4 million promissory note outstanding, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 8.53 percent to 9.16 percent. Principal payments of $400,000 are due on May 1 each year beginning 2001.

(5) PARTNERS' CAPITAL

    All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(6) CASH DISTRIBUTIONS

    On March 9, 2001, a first quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on May 15, 2001 to unitholders of record as of the close of business on March 30, 2001.

ML MACADAMIA ORCHARDS, L.P.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

    For the first quarter 2001, ML Macadamia Orchards recorded a net loss of $416,000 or $0.05 per Class A Unit, compared to net income of $65,000, or $0.01 per Class A Unit, for the first quarter 2000. Total revenues for the first quarter 2001 were $3.0 million, which included $1.3 million of farming service revenue. First quarter 2000 revenue was $1.5 million, which was all nut revenue.

Owned-orchard Segment

    For the three months ending March 31, 2001 and 2000, nut production, nut prices and nut revenues are summarized below:

	For the Three Months Ended March 31,
	2001	2000	Change
Nut harvested (000's pounds WIS @25%)	3,513	2,558	+37%
Nut price (per pound)	$0.4953	$0.5833	–15%
Net nut sales ($000's)	1,740	1,492	+17%

    Production for the three-month period ending March 31, 2001 was 3.5 million pounds, 37% higher than for the first quarter 2000, and slightly higher than the Partnership's 10-year average of 3.4 million pounds for first quarter production. An additional 266,000 pounds of nuts deemed were also delivered during this period but not recorded as revenue due to a dispute with Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), the exclusive purchaser of all the Partnership's nut production. Mauna Loa is required by contract to purchase all of the nuts delivered from the Partnership's orchards, which had been the case from 1986 to 1999. In 2000, Mauna Loa was sold to new owners, and Mauna Loa did not pay for 1.8 million pounds of nuts delivered in calendar year 2000. The Partnership has filed a lawsuit to collect payment.

    Average nut prices received for the first quarter of 2001 were 51¢ per pound compared to an average of 58¢ per pound for the first quarter of 2000. The price that the Partnership receives for its nuts is based 50% on the current year processing and marketing results of Mauna Loa and 50% on USDA-reported macadamia nut prices for the two preceding years. The USDA portion for the current year will be lower than the previous year by 6%. The Mauna Loa portion of the current year's nut price is currently estimated to be the same as 2000. However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 2000, the actual average nut price received by the Partnership was 51¢ per pound.

    Cost of goods sold (owned-orchard segment) for the first quarter 2001 was $1.5 million, or 41¢ per pound, compared to $1.2 million, or 48¢ per pound, for the first quarter 2000. Prior to the Partnership's acquisition of the macadamia farming operations on May 1, 2000, all production activities were performed under long-term farming contracts. Production costs both before and after the acquisition are based on annualized standard unit costs for interim reporting periods. The first quarter 2001 is estimated to be lower than the first quarter 2000. This is partly due to the savings incurred by the Partnership performing its own farming and partly due to a shift of the general and administrative expenses, which were previously incurred by the farming contractors and included in the farming costs. These costs are now classified as general and administrative expenses.

Farming Segment

    Farming service revenue was $1.3 million for the first quarter 2001. The cost of services sold was $1.2 million, which included $139,000 of depreciation expense. The Partnership was not engaged in this activity in 2000 until the second quarter.

General and Administrative Expenses

    General and administrative expenses are higher for the first quarter 2001 by $215,000 compared to the same period in 2000. Prior to the farming operations acquisition, general and administrative expenses incurred by the farming contractors were included in their farming invoices and recorded by the Partnership as cost of goods sold. These same costs are now incurred directly by the Partnership and are recorded as general and administrative expenses. These costs amounted to $131,000 for the first quarter 2001. The Partnership also incurred $159,000 in legal expenses related to the lawsuit with Mauna Loa in the first quarter 2001.

Other Income and Expenses

    The Partnership recorded interest expense of $113,000 for the first quarter of 2001. This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on the revolving line of credit. There was no interest expense for the first quarter of 2000.

    Interest income was $7,000 for the first quarter of 2001 compared to $148,000 in the first quarter of 2000. In the first quarter 2000, the Partnership was earning interest on its cash on hand, which was held in anticipation of the May 2000 acquisition.

Liquidity and Capital Resources

    Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the harvesting season.

    The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. On March 31, 2001 the Partnership had a cash balance of $356,000 and no short-term borrowings outstanding. The Partnership anticipates borrowing from the revolving line of credit to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, usually from the beginning of harvesting operation in June or July to the following January.

    On March 31, 2001, the Partnership had $4.2 million in outstanding long-term debt representing a $4.0 million ten-year note under its Credit Agreement and $162,000 of capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II—Item 2 below.

    On March 31, 2001 the Partnership's working capital was $1.4 million and its current ratio was 1.69 to 1, down from $8.5 million and 3.64 to 1 on March 31, 2000. The lower working capital for 2001 is due to the $9 million expenditure on orchards and farming operations and lower nut revenues in the year 2000. The Partnership's Credit Agreement requires a working capital minimum of $2.5 million and a minimum current ratio of 1.50 to 1. Since the financial results of the year 2000 and the first quarter 2001 were partially the result of the dispute with Mauna Loa, an event that was not controllable by the Partnership, the Partnership requested an amendment to its Credit Agreement to cure these violations. Pacific Coast Farm Credit Services agreed to amend the Credit Agreement to allow the amount of the Mauna Loa disputed revenue to be added to current assets for the purpose of these two financial calculations. The amendment is temporary and will be rescinded at the earlier of a favorable outcome of the Mauna Loa dispute or on March 31, 2002.

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

Legal Proceedings

    The Partnership is a party to five macadamia nut purchase contracts with Mauna Loa. Three of these contracts, one written in 1983 and two in 1986, require Mauna Loa to pay for all nuts delivered. Since the inception of these three contracts, Mauna Loa has always paid for all nuts delivered. The other two nut purchase contracts were written in 1989 and 1999 and allow for the deduction of unusable nuts in calculating the payment due.

    On October 31, 2000, Mauna Loa made payment to the Partnership for nuts delivered during the third quarter 2000, but deducted from its payment the value of 1,129,000 pounds delivered by the Partnership from January 1 to September 30, 2000 on the 1983 and 1986 nut purchase contracts. This deduction amounted to $600,000. On January 31, 2001, Mauna Loa made its payment to the Partnership for fourth quarter nut deliveries. Mauna Loa again deducted from its payment the value of 679,000 pounds on the 1983 and 1986 contracts. The cumulative amount of disputed income and interest as of December 31, 2000 was $931,000. An additional $130,000 of disputed income has been generated in the first quarter of 2001.

    The Partnership's legal counsel advised that Mauna Loa is required to pay for all nuts delivered. The Partnership filed suit for collection on December 26, 2000, and filed a motion for summary judgment. The court heard the motion for summary judgment on February 15, 2001. The Partnership's motion was neither granted nor declined, but rather, the court allowed a 90-day discovery period before making its decision. The motion for summary judgment is now scheduled for May 18, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of March 31, 2001, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $40,000.

Part II—Other Information

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

Pacific Coast Farm Credit Services agreed to amend the Credit Agreement to allow the amount of the Mauna Loa disputed revenue to be added to current assets for the purpose of these financial calculations. The amendment is temporary and will be rescinded at the earlier of a favorable outcome of the Mauna Loa dispute or on March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

Exhibit Number	Description	Page Number
11.1	Statement re Computation of Net Income per Class A Unit	14
  (b)
  Reports on Form 8-K:

  No reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P. (Registrant)
	By	ML Resources, Inc. Managing General Partner
Date: May 11, 2001	By	/s/ GREGORY A. SPRECHER Gregory A. Sprecher Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

QuickLinks

ML Macadamia Orchards, L.P. Balance Sheets (in thousands)
Income Statements (unaudited) (in thousands, except per unit data)
ML Macadamia Orchards, L.P. Statements of Partners' Capital (unaudited) (in thousands)
ML Macadamia Orchards, L.P. Statements of Cash Flows (unaudited) (in thousands)
ML MACADAMIA ORCHARDS, L.P. Notes to Financial Statements
ML MACADAMIA ORCHARDS, L.P. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II—Other Information
  Item 2. Changes in Securities