Form 10-Q
period 2001-06-30
ML MACADAMIA ORCHARDS L P
filed 2001-08-13
CIK 792161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-9145

ML MACADAMIA ORCHARDS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	99-0248088 (I.R.S. Employer Identification No.)
P.O. Box 130 PAHALA, HAWAII (Address Of Principal Executive Offices)	96777 (Zip Code)

Registrant's Telephone Number, Including Area Code: 808-928-3034

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements	3-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Part II—Other Information
Item 2.	Changes in Securities	13
Item 6.	Exhibits and Reports on Form 8-K	14
Signature		15

ML Macadamia Orchards, L.P.
Balance Sheets
(in thousands)

	June 30,
			December 31, 2000
	2001	2000
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19	$1,549	$174
Accounts receivable	1,923	1,319	4,594
Inventory of farming supplies	143	131	168
Annualized cost adjustment	2,233	2,101	—
Other current assets	149	296	24

Total current assets	4,467	5,396	4,960
Land, orchards and equipment, net	59,370	61,908	60,638
Intangible assets, net	26	30	27

Total assets	$63,863	$67,334	$65,625

Liabilities and partners' capital
Current liabilities
Current portion of long-term debt	$459	$431	$459
Short-term borrowing	600	—	900
Accounts payable	172	740	232
Cash distributions payable	379	947	682
Accrued payroll and benefits	598	313	894
Other current liabilities	289	383	194

Total current liabilities	2,497	2,814	3,361
Long-term debt	3,289	3,768	3,716
Deferred income tax liability	1,199	1,249	1,199

Total liabilities	6,985	7,831	8,276

Commitments and contingencies
Partners' capital
General partners	569	595	574
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	56,309	58,908	56,775

Total partners' capital	56,878	59,503	57,349

Total liabilities and partners' capital	$63,863	$67,334	$65,625

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Income Statements (unaudited)
(in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Macadamia nut sales	$1,466	$751	$3,206	$2,243
Contract farming revenue	696	483	1,973	483

Total revenues	2,162	1,234	5,179	2,726

Cost of goods and services
Costs expensed for farming and services	782	773	3,094	1,772
Depreciation and amortization	147	230	529	411
Other	—	32	71	80

Total cost of goods sold	929	1,035	3,694	2,263

Gross income	1,233	199	1,485	463

General and administrative expenses
Costs expensed under management contract with related party	96	77	157	219
Other	340	157	832	353

Total general and administrative expenses	436	234	989	572

Operating income (loss)	797	(35)	496	(109)
Interest expense	(97)	(77)	(210)	(77)
Interest income	40	78	47	226
Other income	—	104	—	104

Income before tax	740	70	333	144
Income tax expense	38	8	47	17

Net income	$702	$62	$286	$127

Net cash flow (as defined in the Partnership Agreement)	$435	$292	$387	$538

Net income per Class A Unit	$0.09	$0.01	$0.04	$0.02

Net cash flow per Class A Unit	$0.06	$0.04	$0.05	$0.07

Cash distributions per Class A Unit	$0.05	$0.125	$0.10	$0.25

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Partners' Capital (unaudited)
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2001	2000	2001	2000

Partners' capital at beginning of period:
General partners	$566	$604	$574	$613
Class A limited partners	55,988	59,784	56,775	60,657

	56,554	60,388	57,349	61,270

Allocation of net income
General partners	7	1	3	1
Class A limited partners	695	61	283	126

	702	62	286	127

Cash distributions:
General partners	4	10	8	19
Class A limited partners	375	937	750	1,875

	379	947	758	1,894

Partners' capital at end of period:
General partners	569	595	569	595
Class A limited partners	56,309	58,908	56,309	58,908

	$56,878	$59,503	$56,878	$59,503

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Cash flows from operating activities:
Cash received from goods and services	$2,889	$9,235	$7,987	$9,235
Cash paid to suppliers and employees	(3,013)	(3,462)	(6,340)	(6,596)
Interest received	—	189	7	226

Net cash provided (used) by operating activities	(124)	5,962	1,654	2,865

Cash flows from investing activities:
Acquisition of orchards and farming business	(20)	(8,928)	(20)	(8,928)

Net cash used in investing activities	(20)	(8,928)	(20)	(8,928)

Cash flows from financing activities:
Proceeds from line of credit	600	—	1,400	—
Payments from line of credit	—	—	(1,700)	—
Proceeds (payments) from long term borrowings	(400)	4,000	(400)	4,000
Capital lease payments	(14)	(8)	(28)	(8)
Cash distributions paid	(379)	(947)	(1,061)	(1,705)

Net cash provided by (used in) financing activities	(193)	3,045	(1,789)	2,287

Net increase (decrease) in cash	(337)	79	(155)	(3,776)
Cash at beginning of period	356	1,470	174	5,325

Cash at end of period	$19	$1,549	$19	$1,549

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$702	$62	$286	$127
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	147	230	529	411
Decrease in accounts receivable	567	7,974	2,671	6,368
Decrease in inventories	16	48	25	48
Increase in annualized cost adjustment	(1,408)	(832)	(1,471)	(1,549)
Decrease (increase) in other current assets	42	(391)	(125)	(471)
Increase (decrease) in accounts payable	18	(1,081)	(60)	(2,079)
Increase (decrease) in accrued payroll and benefits	(131)	313	(296)	313
Increase (decrease) in other current liabilities	(77)	(361)	95	(303)

Total adjustments	(826)	5,900	1,368	2,738

Net cash provided by (used in) operating activities	$(124)	$5,962	$1,654	$2,865

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.
Notes to Financial Statements

(1) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2001, June 30, 2000 and December 31, 2000 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 2001 and 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

    The following is a summary of each reportable segment's operating income and the segment's assets as of, and for the three and six month periods ended, June 30, 2001 and 2000 (000's).

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
Owned orchards	$1,466	$751	$3,206	$2,243
Contract farming	1,280	1,414	3,705	1,414
Intersegment elimination (all contract farming)	(584)	(931)	(1,732)	(931)

Total	$2,162	$1,234	$5,179	$2,726

Operating income (loss):
Owned orchards	$685	$(20)	$285	$(94)
Contract farming	112	(15)	211	(15)

Total	$797	$(35)	$496	$(109)

Depreciation:
Owned orchards	$85	$125	$395	$306
Contract farming	62	105	134	105

Total	$147	$230	$529	$411

Expenditures for property and equipment:
Owned orchards	$20	$2,533	$20	$2,533
Contract farming	—	6,395	—	6,395

Total	$20	$8,928	$20	$8,928

Segment assets:
Owned orchards			$57,197	$57,733
Contract farming			6,666	9,601

Total			$63,863	$67,334

    All revenues are from sources within the United States.

(3) INTERIM REPORTING

    All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(4) LONG-TERM CREDIT

    Revolving Credit Loan.  On May 2, 2000, the Partnership entered into a credit agreement with Pacific Farm Credit Services, under which it will have available a $5 million revolving credit facility through April 30, 2004. There were $600,000 in borrowings outstanding under this credit facility as of June 30, 2001.

    Borrowings under this agreement bear interest at the prime lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

    Term Debt.  As of June 30, 2001, the Partnership owed $3.6 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 6.45 percent to 9.16 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5) PARTNERS' CAPITAL

    All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(6) CASH DISTRIBUTIONS

    On June 8, 2001, a second quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on August 15, 2001 to unitholders of record as of the close of business on June 29, 2001.

(7) LEGAL PROCEEDINGS

    On June 4, 2001, the Partnership was granted a motion for summary judgment against Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), its exclusive purchaser, in a complaint filed on December 26, 2000. The judgment ordered that Mauna Loa make payment for all nuts delivered by the Partnership, as required by the 1983 and 1986 nut purchase contracts. Mauna Loa did not pay for certain nuts delivered in 2000 and 2001, which they had deemed to be substandard. The Partnership received payment on July 30, 2001, for nuts delivered in the second quarter, which included payment for substandard nuts. It is not yet known whether Mauna Loa will continue to pay for substandard nuts in the future or whether they will appeal the court's decision.

    As a result of this favorable ruling, the Partnership has recognized in the second quarter, revenues of $920,000 related to deliveries of nuts in the prior year and $129,000 for deliveries during the first quarter of 2001. Management believes that the receivable is fully collectible. The court also ruled in July 2001 that the Partnership is entitled to reimbursement for approximately $320,000 in legal fees and costs incurred, which has not yet been recorded. This reimbursement could be recorded as soon as the third quarter.

(8) CHANGE IN CONTROL

    On July 31, 2001, 100% of the stock of ML Resources, Inc. (MLR), the Partnership's General Partner, was sold by C. Brewer and Company, Ltd. to J.W.A. Buyers, MLR's Chairman of the Board for the past decade. MLR will continue to manage the Partnership, and the Board of Directors, Audit Committee and management did not change with this transaction.

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

Results of Operations

    ML Macadamia Orchards' net income for the second quarter of 2001 was $702,000, an eleven-fold increase over the $62,000 recorded in same period in 2000. This increase is largely the result of a favorable ruling in the litigation against Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), the Partnership's exclusive customer, which is discussed further below. Net income per Class A Unit was $0.09 compared to last year's quarterly net income of less than $0.01. Net cash flow, as defined in the Partnership Agreement, per Class A Unit increased to $0.06 from $0.04.

    Second quarter revenues of $2.2 million were 75% above last year's second quarter, again due mainly to the outcome of litigation against Mauna Loa. The second quarter normally accounts for less than 5% of the total year's harvest and revenues. It marks the end of the crop year that began the previous July, and harvesting is usually at a minimum.

    Net income for the six months ended June 30, 2001 was $286,000, up from $127,000 recorded in the first half of 2000. Net income per Class A Unit was $0.04 compared to $0.02 for the first half of last year and net cash flow per Class A Unit was $0.05 compared to $0.07 last year.

    Revenues for the first six months of 2001 amounted to $5.2 million, 90% higher than the $2.7 million recorded in the first half of 2000. The current year includes approximately $1 million in revenue from the favorable outcome of litigation and six months of farming activities, against only two months in the prior year.

Owned-orchard Segment

    For the three months and the six months ending June 30, 2001 and 2000, nut production, nut prices and revenues are summarized below:

	For the Three Months Ended June 30,
	2001	2000	Change
Nut harvested (000's pounds WIS)	849	1,289	- 34%
Nut price (per pound)	$0.4906	$0.5826	- 16%

Net nut sales ($000's)	417	751	- 45%
Revenue settlement ($000's)	1,049	—

Total nut sales ($000's)	1,466	751	+ 95%

	For the Six Months Ended June 30,
	2001	2000	Change
Nut harvested (000's pounds WIS)	4,628	3,847	+ 20%
Nut price (per pound)	$0.4660	$0.5831	- 20%

Net nut sales ($000's)	2,157	2,243	- 4%
Revenue settlement ($000's)	1,049	—

Total nut sales ($000's)	3,206	2,243	+ 43%

    Production for the three-month period ending June 30, 2001 was 34% below the three-month period ending June 30, 2000. The six-month period ending June 30, 2001 was 20% higher than the same period in 2000. The production for the second quarter 2000 was near the historical average for this period. The orchards on the Ka'u side of Hawaii are still experiencing the effects of dry weather and flood damage incurred late last year.

    The Partnership's nut price is determined by a formula, which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa, our exclusive purchaser. The average nut price reflected in the second quarter 2001 results was $0.4906, a 16% decline from the second quarter 2000. This price is based on Mauna Loa's latest estimate and may be different from the price that is ultimately paid. For the six-month period, the estimated nut price is down by 20% compared to the same period in 2000. The USDA portion of the current year's nut price will be 6% lower than the previous year, and the Mauna Loa portion of the current year's nut price is estimated to be flat (to the prior full year actual). However, the final nut price for the year is not known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 2000, the actual average nut price received by the Partnership was $0.5126.

    Prior to the acquisition of the macadamia farming operations on May 1, 2000, all production activities were performed under long-term farming contracts. Production costs both before and after the acquisition are based on annualized standard unit costs for interim reporting periods. Total production costs for the owned-orchards were lower for the three-month period in 2001 compared to the same period in 2000 due to the lower production. For the six-month period, farming costs for the current year were higher due to more production.

Crop Year Production Results

    Macadamia nut production for the 2000-2001 crop year (July 1 to June 30) totaled 21.8 million pounds, 5% less than the 1999-2000 crop year, which was a fourteen-year record harvest. The Keaau and Mauna Kea regions benefited from dryer weather early in the growing season and recorded harvests, while less than the prior crop year, well above their historical averages. The Ka'u region showed some recovery from the effects of recent drought conditions with an improvement in crop year results, but experienced a major rainstorm and flooding in November 2000. It is estimated that between 700,000 and one million pounds of nuts were lost.

    Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year Ended June 30,
				2001 Over 2000	2000 Over 1999
	2001	2000	1999
Keaau	8,177	10,260	10,884	- 20%	- 6%
Ka'u	12,271	10,720	7,807	+ 14%	+ 37%
Mauna Kea	1,375	2,069	1,340	- 34%	+ 54%

Total Production	21,823	23,049	20,031	- 5%	+ 15%

Farming Segment

    The Partnership has been involved in farming activities since the May 1, 2000 acquisition of the assets of Ka'u Agribusiness discussed above. Revenue generated from the farming of macadamia orchards owned by other growers was $696,000 for the second quarter 2001, or 44% higher than the two months ended June 30, 2000. Farming expenses for the quarter ended June 30, 2001 were $584,000, which included $62,000 of depreciation expense. Farming revenues for the first half of 2001 amounted to $1,973,000 or four times the two months ended June 30, 2000. Related farming expenses were $1,762,000, including $134,000 in depreciation.

    Administrative service revenue of $56,000 was earned in the second quarter of 2000 by the farming operation's accounting office as a result of accounting and data processing services being provided to the previous owner during a period of transition.

Other Income and Expenses

    The Partnership recorded interest expense of $97,000 for the second quarter 2001, which was $20,000 higher than the same period in 2000. For the six months ended June 30, 2001 and 2000, interest expense was $210,000 and $77,000, respectively. The interest results from borrowings required to acquire the farming operations and as a result of the timing of the acquisition and payments withheld by Mauna Loa.

    Interest income decreased by $38,000 for the quarter and $179,000 for the first half of 2001 compared to 2000 for the same reasons discussed above.

    Other income of $104,000 was recorded in the second quarter of 2000 due to a claim filed on a crop insurance policy for the 1999-2000. Production in some fields in the Ka'u region were lower than their ten-year average by more than a 25% deductible due to the drought in that region.

Liquidity and Capital Resources

    For the six months ended June 30, 2001, cash provided from operations of $1.7 million was derived principally from a decrease in accounts receivable less an increase in the annualized cost adjustment and a decrease in accounts payable. Cash provided by operations was used to pay distributions to unitholders of $1.1 million and repay debt. During the period the Partnership repaid $400,000 under its term loan agreement and $300,000 on its revolving line of credit.

    At June 30, 2001, the Partnership had $3.7 million in outstanding long-term debt representing a $3.6 million ten-year note under a new Credit Agreement and $100,000 of assumed capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II—Item 2 below.

    Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

    The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The Partnership had cash balances of $19,000 and $1.5 million at June 30, 2001 and 2000, respectively and there was $600,000 drawn on the line of credit as of June 30, 2001. The Partnership anticipates borrowing from the revolving line of credit during the last five months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of June 30, 2001, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $40,000.

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

    The Partnership's June 30, 2001 working capital balance fell below the $2.5 million minimum balance required by the loan agreements, but the lender in consideration of the overall financial circumstances, has granted a waiver of this covenant.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:
Exhibit Number	Description
11.1	Statement re Computation of Net Income per Class A Unit
  (b)
  Reports on Form 8-K:

      No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)
	By:	ML Resources, Inc. Managing General Partner
Date: July 31, 2001	By:	/s/ DENNIS J. SIMONIS Dennis J. Simonis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description of Exhibits
11.1	Statement re Computation of Net Income per Class A Unit

QuickLinks

ML MACADAMIA ORCHARDS, L.P. INDEX
ML MACADAMIA ORCHARDS, L.P. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II—Other Information
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX