Form 10-Q
period 2001-09-30
ML MACADAMIA ORCHARDS L P
filed 2001-11-14
CIK 792161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Yes /x/  No / /

As of September 30, 2001, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.
INDEX

Page
Part I—Financial Information
Item 1. Financial Statements	3-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Part II—Other Information
Item 2. Changes in Securities	13
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

ML Macadamia Orchards, L.P.
Balance Sheets (unaudited)
(in thousands)

	September 30,
			December 31, 2000
	2001	2000
Assets
Current assets
Cash and cash equivalents	$140	$248	$174
Accounts receivable	5,813	5,357	4,594
Inventory of farming supplies	145	126	168
Annualized cost adjustment	1,684	1,892	—
Other current assets	107	99	24

Total current assets	7,889	7,722	4,960
Land, orchards and equipment, net	58,728	61,248	60,638
Intangible assets, net	25	30	27

Total assets	$66,642	$69,000	$65,625

Liabilities and partners' capital
Current liabilities
Current portion of long-term debt	$456	$431	$459
Short-term borrowing	3,000	1,500	900
Accounts payable	307	370	200
Accounts payable to related party	28	51	32
Cash distributions payable	379	947	682
Accrued payroll and benefits	649	933	869
Other current liabilities	363	278	219

Total current liabilities	5,182	4,510	3,361
Long-term debt	3,277	3,757	3,716
Deferred income tax liability	1,199	1,249	1,199

Total liabilities	9,658	9,516	8,276

Commitments and Contingencies
Partners' capital
General partners	569	595	574
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	56,415	58,889	56,775

Total partners' capital	56,984	59,484	57,349

Total liabilities and partners' capital	$66,642	$69,000	$65,625

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Income Statements (unaudited)
(in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Macadamia nut sales to related party	$3,632	$4,392	$6,838	$6,635
Contract farming revenue	1,135	1,569	3,108	2,052

Total revenues	4,767	5,961	9,946	8,687

Cost of goods and services
Costs expensed for farming and services	3,631	3,683	6,796	5,535
Depreciation and amortization	632	822	1,160	1,233

Total cost of goods sold	4,263	4,505	7,956	6,768

Gross income	504	1,456	1,990	1,919

General and administrative expenses
Costs expensed under management contract with related party	35	90	193	309
Other	77	279	909	632

Total general and administrative expenses	112	369	1,102	941

Operating income	392	1,087	888	978
Interest expense	(115)	(115)	(325)	(192)
Interest income	17	7	64	233
Other income	207	—	207	104

Income before tax	501	979	834	1,123
Income tax expense	16	50	63	67

Net income	$485	$929	$771	$1,056

Net cash flow (as defined in the Partnership Agreement)	$1,103	$1,740	$1,489	$2,270

Net income per Class A Unit	$0.06	$0.12	$0.10	$0.14

Net cash flow per Class A Unit	$0.15	$0.23	$0.20	$0.30

Cash distributions per Class A Unit	$0.05	$0.125	$0.15	$0.375

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Partners' Capital (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Partners' capital at beginning of period:
General partners	$569	$595	$574	$613
Class A limited partners	56,309	58,908	56,775	60,657

	56,878	59,503	57,349	61,270

Allocation of net income
General partners	4	10	7	11
Class A limited partners	481	919	764	1,045

	485	929	771	1,056

Cash distributions:
General partners	4	10	12	29
Class A limited partners	375	938	1,125	2,813

	379	948	1,137	2,842

Partners' capital at end of period:
General partners	569	595	569	595
Class A limited partners	56,415	58,889	56,415	58,889

	$56,984	$59,484	$56,984	$59,484

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Cash flows from operating activities:
Cash received from goods and services	$1,183	$1,702	$9,170	$10,937
Cash paid to suppliers and employees	(3,030)	(3,552)	(9,370)	(10,148)
Interest received	—	7	7	233

Net cash provided by (used in) operating activities	(1,847)	(1,843)	(193)	1,022

Cash flows from investing activities:
Acquisition of orchards and farming business	(39)	—	(59)	(8,928)

Net cash used in investing activities	(39)	—	(59)	(8,928)

Cash flows from financing activities:
Proceeds from line of credit	2,500	1,500	3,900	5,500
Payment of line of credit	(100)	—	(1,800)	—
Proceeds (payments) from long term borrowing	—	—	(400)	—
Capital lease payments	(14)	(11)	(42)	(19)
Cash distributions paid	(379)	(947)	(1,440)	(2,652)

Net cash provided by financing activities	2,007	542	218	2,829

Net increase (decrease) in cash	121	(1,301)	(34)	(5,077)
Cash at beginning of period	19	1,549	174	5,325

Cash at end of period	$140	$248	$140	$248

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$485	$929	$771	$1,056
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	632	822	1,160	1,233
Decrease (increase) in accounts receivable	(3,891)	(4,038)	(1,220)	2,330
Decrease (increase) in inventories	(2)	5	23	53
Decrease (increase) in annualized cost adjustment	683	343	(797)	(1,206)
Decrease (increase) in other current assets	43	(100)	(82)	(571)
Increase (decrease) in accounts payable	163	(319)	103	(2,398)
Increase (decrease) in accrued payroll	63	505	(233)	39
Increase (decrease) in other current liabilities	(23)	10	82	486

Total adjustments	(2,332)	(2,772)	(964)	(34)

Net cash provided by (used in) operating activities	$(1,847)	$(1,843)	$(193)	$1,022

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.
Notes to Financial Statements

(1) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2001, September 30, 2000 and December 31, 2000 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 2001 and 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

    Management evaluates the performance of each segment on the basis of operating income. The Partnership accounts for inter segment sales and transfers at cost. Such inter segment sales and transfers are eliminated in consolidation.

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

    The following is a summary of each reportable segment's operating income and the segment's assets as of, and for the three and nine month periods, ended September 30, 2001 and 2000.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Owned orchards	$3,632	$4,392	$6,838	$6,635
Contract farming	1,561	3,764	5,266	5,178
Intersegment elimination (all contract farming)	(426)	(2,195)	(2,158)	(3,126)

Total	$4,767	$5,961	$9,946	$8,687

Operating income:
Owned orchards	$278	$1,061	$550	$968
Contract farming	114	26	338	10

Total	$392	$1,087	$888	$978

Depreciation:
Owned orchards	$476	$606	$870	$912
Contract farming	156	216	290	321

Total	$632	$822	$1,160	$1,233

Expenditures for property and equipment:
Owned orchards	$39	$—	$59	$2,533
Contract farming	—	—	—	6,395

Total	$39	$—	$59	$8,928

Segment assets:
Owned orchards			$60,392	$59,815
Contract farming			6,250	9,185

Total			$66,642	$69,000

    All revenues are from sources within the United States.

(3) INTERIM REPORTING

    All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(4) LONG-TERM CREDIT

    Revolving Credit Loan.  On May 2, 2000, the Partnership entered into a credit agreement with Pacific Farm Credit Services, under which it will have available a $5 million revolving credit facility through April 30, 2004. There was $3,000,000 in borrowings outstanding under this credit facility as of September 30, 2001.

    Borrowings under this agreement bear interest at the prime-lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily-unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

    Term Debt.  As of September 30, 2001, the Partnership owed $3.6 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 6.45 percent to 9.16 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5) PARTNERS' CAPITAL

    All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(6) CASH DISTRIBUTIONS

    On August 17, 2001, a third quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on November 15, 2001 to unit holders of record as of the close of business on September 28, 2001.

(7) LEGAL PROCEEDINGS

    On June 4, 2001, the Partnership was granted a motion for summary judgment against Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), its exclusive purchaser, in a complaint filed on December 26, 2000. The judgment ordered that Mauna Loa make payment for all nuts delivered by the Partnership, as required by the 1983 and 1986 nut purchase contracts. Mauna Loa did not pay for certain nuts delivered in 2000 and 2001, which they had deemed to be substandard. The disputed nut revenue was recorded in the second quarter of 2001 as a result of the favorable judgment. A final settlement was reached with Mauna Loa and payment was received during the month of October of this year. The settlement included a reimbursement of $200,000 for legal fees and associated costs, which was recorded as other income during the third quarter of 2001.

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

Results of Operations

    ML Macadamia Orchards' net income for the third quarter of 2001 was $485,000, as compared to the $929,000 recorded in same period in 2000. Net income per Class A Unit was $0.06 compared to last year's net income of $0.12. Net cash flow per Class A Unit decreased to $0.15 from $0.23.

    Total revenues for the third quarter 2001 were $4.8 million, of which $3.6 million was nut revenue and $1.1 million farming revenue. This compared to last year's third quarter revenues of $6.0 million, of which $4.4 million was nut revenue and $1.6 million was farming revenue.

    Net income for the nine months ended September 30, 2001 was $771,000, compared to $1,056,000 recorded in the first nine months of 2000. Net income for the first three quarters of the prior year was based on an estimated nut price from Mauna Loa, which was ultimately adjusted downward in the fourth quarter. Net income per Class A Unit was $0.10 compared to $0.14 last year and net cash flow per Class A Unit was $0.20 compared to $0.30.

    Revenues for the first nine months of 2001 were $9.9 million, 14% higher than the $8.7 million recorded in the first nine months of 2000. The current year includes approximately $1 million in revenue from the favorable outcome of litigation and nine months of farming activities against only five months in the prior year.

Owned-orchard Segment

    For the three months and the nine months ending September 30, 2001 and 2000, nut production, nut prices and revenues are summarized below:

	For the Three Months Ended September 30,
	2001	2000	Change
Nut harvested (000's pounds WIS)	7,389	8,617	-14%
Nut price (per pound)	$0.4915	$0.5097	-4%

Total nut sales ($000's)	$3,632	$4,392	-17%

	For the Nine Months Ended September 30,
	2001	2000	Change
Nut harvested (000's pounds WIS)	11,998	12,465	-4%
Nut price (per pound)	$0.4942	$0.5323	-7%

Net nut sales ($000's)	5,930	6,635
Litigation Revenues ($000's)	908	—

Total nut sales ($000's)	$6,838	$6,635	+3%

    Production for the three-month period ending September 30, 2001 was 14% lower than the three-month period ending September 30, 2000. The nine-month period ending September 30, 2001 was 4% lower than the same period in 2000. The production for the third quarter 2001 was 20% above the historical average for this period. The production for the nine month period ending September 30, 2001 was 14% higher the historical average for this period due to the flood in November of 2000 that resulted in part of the winter crop being carried over to the first quarter of 2001.

    The average nut price received for the third quarter 2001 was $0.4915, a 4% decline from the third quarter 2000. This price is based on Mauna Loa's latest estimate and may be different from the price that is ultimately paid. For the nine-month period, nut prices declined by 7% compared to the same period in 2000. The Partnership's nut price is determined by a formula which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), our exclusive purchaser. The USDA portion of the current year's nut price will be 6% lower than the previous year, and the Mauna Loa portion of the current year's nut price is estimated to be flat (to the prior full year actual). It is expected that Mauna Loa's business may be adversely affected by the recent terrorist attacks, which have negatively impacted Hawaii tourism. However, the final nut price for the year is not known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 2000, the actual average nut price received by the Partnership was $0.5126.

    Prior to the acquisition of the macadamia farming operations on May 1, 2000, all production activities were performed under long-term farming contracts. Production costs both before and after the acquisition are based on annualized standard unit costs for interim reporting periods. Total production costs for the owned-orchards were lower for the three-month period in 2001 compared to the same period in 2000 due to lower production. For the nine-month period, farming costs for the current year were higher due to the costs related to the repairs required because of the November 2000 flood.

Farming Segment

    The Partnership has been involved in farming activities since the May 1, 2000 acquisition of the assets of Ka'u Agribusiness discussed above. Revenue generated from the farming of macadamia orchards owned by other growers was $1,135,000 for the third quarter 2001, or 28% lower than the three months ended September 30, 2000. Farming expenses for the quarter ended September 30, 2001 were $1,065,000, which included $156,000 of depreciation expense. Farming revenues for the first nine months of 2001 were $3,108,000 compared to the five months in 2000 of $2,052,000, which included $164,000 in service fees earned by the farming operations accounting office for accounting and data processing services provided to the previous owner during a period of transition.

Other Income and Expenses

    The Partnership recorded interest expense of $115,000 for the third quarter 2001, which was equivalent to the same period in 2000. For the nine months ended September 30, 2001 and 2000, interest expense was $325,000 and $192,000, respectively. The interest results from borrowings required to acquire the farming operations and the increase is the result of the timing of the acquisition, and the cost of funding payments withheld by Mauna Loa.

    Interest income increased by $10,000 for the quarter and decreased $169,000 for the first nine months of 2001 compared to 2000 for the same reasons as discussed above.

    Other income of $207,000 was recorded in the third quarter of 2001 as a result of legal fees reimbursed under the settlement agreement with Mauna Loa. Other income is $207,000 and $104,000 for the nine months ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

    For the nine months ended September 30, 2001, cash used in operations of $200,000 was derived principally from an increase in accounts receivable, an increase in the annualized cost adjustment and a decrease in accounts payable. Cash provided by operations was used to pay distributions to Unit holders of $1.4 million. During the nine-month period the Partnership has borrowed $2,100,000 net on its revolving line of credit.

    At September 30, 2001, the Partnership had $3.7 million in outstanding long-term debt representing a $3.6 million ten-year note under a new Credit Agreement and $100,000 of assumed capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II—Item 2 below.

    Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

    The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The Partnership had a cash balance of $140,000 at September 30, 2001 and there was $3,000,000 drawn on the line of credit. The Partnership has repaid the line of credit prior to the end of October 2001 and anticipates borrowing from the revolving line of credit during the last two months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.

    It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

Other Developments

    For the third consecutive year, the Ka'u region is suffering from drought conditions, receiving nineteen inches of rainfall for the first nine months of the year. One-third of the acres in Ka'u have irrigation, but normal production on the remaining acres may not be sustained, and a continuing drought could have a negative impact on the region's production for the forthcoming 2001-2002 crop year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of September 30, 2001, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $36,000.

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

    The Partnership is in compliance with all covenants of the Credit Agreement with Pacific Coast Farm Credit Services as of September 30, 2001 other than the minimum debt coverage ratio. The bank has provided a one-time waiver for this covenant, in consideration of the overall financial state of the company. The debt coverage ratio is expected to be met in upcoming periods.

Item 6. Exhibits and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

Exhibit Number	Description	Page Number
11.1	Statement re Computation of Net Income per Class A Unit	16

    (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P. (Registrant)
	By	ML Resources, Inc. Managing General Partner
Date: November 12, 2001	By	/s/ Dennis J. Simonis Dennis J. Simonis President and Chief Operating Officer
	By	/s/ Wayne W. Roumagoux Wayne W. Roumagoux Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits	Page No.
11.1	Statement re Computation of Net Income per Class A Unit	16

QuickLinks

ML MACADAMIA ORCHARDS, L.P. INDEX
ML Macadamia Orchards, L.P. Balance Sheets (unaudited) (in thousands)
ML Macadamia Orchards, L.P. Income Statements (unaudited) (in thousands, except per unit data)
ML Macadamia Orchards, L.P. Statements of Partners' Capital (unaudited) (in thousands)
ML Macadamia Orchards, L.P. Statements of Cash Flows (unaudited) (in thousands)
ML MACADAMIA ORCHARDS, L.P. Notes to Financial Statements
ML MACADAMIA ORCHARDS, L.P. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
SIGNATURE
EXHIBIT INDEX