Form 10-K
period 2001-12-31
ML MACADAMIA ORCHARDS L P
filed 2002-03-28
CIK 792161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9145

ML MACADAMIA ORCHARDS, L.P.
(Exact Name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	99-0248088 (I.R.S. Employer Identification No.)
26-238 Hawaii Belt Drive HILO, HAWAII (Address of principal executive offices)	96720 (Zip Code)

Registrant's telephone number, including area code: (808) 969-8057

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing Class A Limited Partners' Interests	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K. ☐

        As of March 15, 2002, 7,500,000 shares of the registrant's Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $28,050,000 (based on the closing price on that date of $3.74 per Unit).

PART I

ITEM 1. BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

        ML Macadamia Orchards, L.P. (the "Partnership") is a publicly traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in Hawaii. It believes that it is one of the world's largest growers of macadamia nuts. The Partnership owns or leases approximately 4,169 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii. ("Tree acres" are acres of the Partnership's owned or leased lands utilized for macadamia nut orchards. "Gross acres" includes areas not utilized for orchards.) The Partnership sells all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation ("Mauna Loa") under long-term nut purchases contracts. The Partnership farms its own orchards and approximately 2,800 additional acres of macadamia orchards for other orchard owners. The Partnership is managed by its general partner, ML Resources, Inc. ("MLR" or the "Managing Partner"). Until July 31, 2001, the Managing Partner was a wholly owned subsidiary of C. Brewer and Company, Limited ("CBCL"), which in turn is wholly owned by Buyco, Inc. ("Buyco"). On August 1, 2001, all of the stock of the Managing Partner was purchased by D. Buyers Enterprises, LLC ("DBE"). J.W.A. Buyers is the sole owner and Member of DBE and the Chairman of the Board of C. Brewer and Buyco.

        Ownership of Class A Units confers no direct or indirect interest in Buyco, CBCL, DBE or any of their affiliated entities, or in Mauna Loa.

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

(c) Narrative Description of the Business

Owned-orchard Segment

        The Partnership currently sells all of the macadamia nuts from its orchards to Mauna Loa under long-term nut purchase contracts. Mauna Loa processes and markets the nuts under the Mauna Loa® brand name and is believed to be the largest processor and marketer of macadamia nuts in the world. The Partnership is Mauna Loa's largest single supplier of macadamia nuts. Mauna Loa was a subsidiary of CBCL until its sale in September 2000 to The Shansby Group. On May 1, 2000, the Partnership began farming its own macadamia orchards. Prior to that date, subsidiaries of CBCL performed the farming activities for the Partnership under long-term farming contracts.

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

        Competition.    Because the Partnership's revenues from nut sales are tied to a formula dependent in large part upon Mauna Loa's market performance, the Partnership bears certain risks associated with Mauna Loa's marketing of the nuts, including the likelihood of increased future competition. Subsequent to the sale of Mauna Loa to the Shansby Group in September 2000, the Partnership no longer has access to the operational and marketing strategies and financial results of Mauna Loa, as it is no longer a related entity.

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

        The primary market for the Mauna Loa® brand is the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers.

        A strong secondary market for the Mauna Loa® brand is the state of Hawaii, where Mauna Loa sells through its own direct sales force primarily to retailers. Substantial portions of the macadamia nut products sold are purchased by visitors for gifts and souvenirs. Mauna Loa believes that it is the largest seller of macadamia products in the State of Hawaii.

        Outside the United States, Mauna Loa's other major market for branded products is Japan and the Far East with some limited distribution in other regions.

        The remaining sales are comprised of ingredient nuts, visitor center sales, and mail order sales.

        In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America. For the 2002 crop, Hawaii was expected to supply 27% of the world crop, and Australia, the world's largest producer, was expected to supply 39%.

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

Macadamia Farming Segment

        Since the May 2000 purchase of the macadamia farming operations, the Partnership farms its own 4,169 acres of macadamia orchards and approximately 2,800 additional acres of macadamia orchards owned by other growers. Prior to May 2000, the Partnership's orchards were farmed by two subsidiaries of CBCL under four long-term farming contracts.

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

        KACI and MKACI were also a party to approximately twenty additional farming contracts, which have been assigned to the Partnership with the May 2000 acquisition. Services provided and reimbursements for costs under these contracts are identical to those listed above. These contracts also provide a management fee to the Partnership, which is based as either a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.

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

        Processing.    The nuts purchased by Mauna Loa from the Partnership and from the other orchards farmed by the Partnership are primarily processed at Mauna Loa's processing plant located adjacent to the orchards located in the Keaau area. The plant was built in 1966 and is presently capable of handling approximately 210,000 pounds of dry-in-shell (commonly abbreviated "DIS") nuts per day. Processing at the plant includes drying, cracking, roasting, inspecting and limited packaging. The plant also includes separate warehouses, a machine shop, storage facilities, husking facilities, nut drying facilities, a generator and a 10,000 square foot chocolate processing plant. None of these processing facilities are owned by the Partnership.

        At Mauna Loa's plant in Keaau, the harvested nuts pass by conveyors over metal screens, blowers and rock separators that remove extraneous material from the in-husk nuts. The husks are then split and removed by pressing the nuts between steel roller bars and a rubber pad. At this stage, the nut kernels are still encased in their hard round shells and roughly 20% of their weight is attributable to moisture content. At this point, the nuts are referred to as wet-in-shell (commonly abbreviated "WIS"). The WIS weight of the nuts is used to determine payments to be made by Mauna Loa under the Nut Purchase Contracts. Approximately 20% of the WIS weight of the nuts will become dry salable kernels when all further processing is completed.

        After the nuts are weighed, the moisture content of the nuts is reduced by blowing warm air over them, which produces DIS nuts. Metal rollers are used to crack the nuts and remove most of the shell. Mechanical and optical equipment, as well as hand sorting, are used to separate the salable kernels from unusable nuts and pieces of broken shell.

        The dry nut kernels are roasted and then sorted into retail and commercial grades. At this stage, some of the nuts are bulk-packed and sent to various co-packers on the U.S. mainland for packaging. At Mauna Loa's plant in Keaau the nuts may be salted, or covered with chocolate or one of several coatings, and finally packaged, labeled and readied for shipment.

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

        In return, the Partnership is obligated to pay the seller 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. No additional rent was due in 1999, 2000, or 2001.

Risks Involved in Operating Macadamia Orchards

        Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.7% in 1999, 0.9% in 2000, and 0.8% in 2001. Both crop and tree insurance are in place to protect the Partnership against material losses.

        Diseases and Pests.    The Partnership's Keaau orchards have experienced tree replacements of 1.5% in 1999, 2.0% in 2000, and 2.0% in 2001. Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as "Macadamia Quick Decline" ("MQD"). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD. Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties. Approximately 9% of the Partnership's orchards are variety 333 and 45% are variety 344. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka'u orchards, but tree losses to date have been less than 1% in the Ka'u area.

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

        Rainstorms and Floods.    The Partnership's orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms. On November 2, 2000, over 30 inches of rain fell in twenty-four hours in East Hawaii. The orchards in the Ka'u region were in the middle of fall/winter harvesting and an estimated 2.5 million pounds of nuts were washed away. Orchard roads, bridges, and irrigation systems were damaged throughout the area, as well as the state highway. The Partnership sustained damage to approximately 81 acres of orchards. Cleanup and irrigation repair cost was approximately $200,000. Fortunately, only six macadamia trees were washed away. Some of the orchards owned by others and farmed by the Partnership were more heavily damaged. Approximately 300 acres of other owners' orchards were affected by rocks, debris and washouts, including 3,500 trees that were washed away.

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

        Insurance.    The Partnership secures tree insurance each year under a federally subsidized program. The tree insurance for 2001 provides coverage up to a maximum of approximately $22 million against loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2001-2002 crop year and provides coverage up to a maximum of approximately $9.1 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka'u		Keaau		Mauna Kea
1997	54.9	"	142.3	"	157.5	"
1998	8.8	"	115.5	"	153.7	"
1999	30.5	"	132.3	"	130.0	"
2000	47.1	"	147.9	"	158.0	"
2001	46.0	"	124.0	"	133.4	"

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

Employees

        As of December 31, 2001, the Partnership employed 331 people, of which 33 were seasonal employees. Of the total, 22 are in farming supervision and management, 261 in production, maintenance and agricultural operations, and 15 in accounting and administration.

        With the May 2000 acquisition, the Partnership agreed to the assumption of three bargaining agreements with the ILWU Local 142. These agreements cover all production, maintenance and agricultural employees of the Ka'u Orchard Division, of the Keaau Orchard Division and of the Mauna Kea Orchard Division. These labor contracts became effective May 1, 1997 and are due to expire on April 30, 2002. The parties have recently agreed to a new three-year contract, which will expire on April 30, 2005. The Partnership believes that relations with its employees are very good.

ITEM 2. PROPERTIES

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

        The majority of macadamia nut trees grown in the State of Hawaii are grown on the island of Hawaii in volcanic soil that permits drainage during heavy rainfall. While the orchards are located approximately within a 50-mile radius, the climate and other conditions that affect the growing of macadamia nuts are different. These differences are the result of prevailing wind patterns and island topography, which produce a variety of microclimates throughout the island.

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

        Macadamia orchards normally reach peak production after fifteen to eighteen years of age. Of the 4,169 tree acres of macadamia orchards owned or leased by the Partnership, 3,270 tree acres are over eighteen years of age and roughly 899 tree acres are under eighteen years of age. Around 2% of trees are lost to various causes each year and are replaced.

[MAP]

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

        Orchards.    The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent per Annum
Keaau I	June 1986	1467	Fee simple
Ka'u I	June 1986	456	Fee simple
"	June 1986	500	Leasehold (1)	2019	$25,000
Ka'u Green Shoe I	Dec. 1986	266	Leasehold (1)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka'u II	Oct. 1989	327	Leasehold (2)	2034	$23,544
"	Oct. 1989	175	Leasehold (1)	2028	$17,314
"	Oct. 1989	26	Leasehold (3)	2029	$2,041
"	Oct. 1989	186	Leasehold (1)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)	2034	$23,508
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka'u O	May 2000	142	Leasehold (1)	2045	$10,224

Total acres		4169

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

ITEM 3. LEGAL PROCEEDINGS AND SETTLEMENT

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

        On October 31, 2000, a dispute arose with Mauna Loa regarding the payment for nuts delivered by the Partnership during the year. In violation of the nut purchase contracts and past practice, Mauna Loa deducted $908,000 for certain substandard nuts related to the 1983 and 1986 contracts. A demand letter was sent, litigation ensued and a motion for summary judgment was entered on June 4, 2001 against Mauna Loa awarding principal, interest and attorneys fees to the Partnership.

        Settlement discussions followed the judgment in order to avoid an appeal and further litigation. The Partnership agreed to accept principal, interest and portion of its legal fees along with a complete release by both parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

        The Partnership's Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 1,437 registered holders of Class A Depositary Units on December 31, 2001.

        Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

		Distribution	High	Low
2001:	4th Quarter	$0.050	3.29	3.11
	3rd Quarter	0.050	3.40	3.08
	2nd Quarter	0.050	4.00	3.05
	1st Quarter	0.050	4.80	3.15
2000:	4th Quarter	$0.090	5	3 3/4
	3rd Quarter	0.125	5	4 5/8
	2nd Quarter	0.125	5 3/16	4 5/8
	1st Quarter	0.125	5 1/4	3 3/4

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

        On December 31, 2001 the Partnership's working capital was $3.2 million and its current ratio was 1.82 to 1. The Partnership is in compliance with all covenants of the Credit Agreement at December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

        (In thousands, except per pound and per unit data)

	2001	2000	1999	1998	1997
Financial:
Total revenue	$16,893	$13,758	$15,950	$12,408	$12,128
Net cash provided by operating activities(1)	2,237	2,507	3,849	3,675	4,613
Income (loss) before taxes	1,112	(360)	4,847	1,039	1,831
Net income (loss)	1,010	(398)	4,645	963	15,581
Distributions declared	1,515	3,523	3,030	2,273	2,273
Total working capital	3,183	1,599	9,031	5,785	5,213
Total assets	65,329	65,625	66,503	64,842	66,727
Long-term debt	3,402	3,716	—	—	—
Total partners' capital	56,844	57,349	61,270	59,655	60,965
Class A limited partners' capital	56,275	56,775	60,657	59,058	60,355
Net cash flow(2)	3,093	1,824	6,247	2,566	3,435
Operations:
Acres harvested	4,169	4,169	4,027	4,027	4,027
Macadamia nuts harvested (lbs.)(3)	23,013	19,255	25,569	19,463	20,315
Net price $/lb.(3)(4)	$0.4830	$0.5125	$0.6238	$0.6375	$0.5970
Per Class A Unit(5):
Income (loss) before taxes	$0.15	$(0.05)	$0.64	$0.14	$0.24
Net income (loss)	0.13	(0.05)	0.61	0.13	2.06
Net cash flow(2)	0.41	0.24	0.82	0.34	0.45
Distributions	0.20	0.465	0.40	0.30	0.30
Partners' capital	7.50	7.57	8.09	7.87	8.05

(1)
See "Statement of Cash Flows" in the financial statements for method of calculation.
(2)
See Footnote 6 in the notes to financial statements for method of calculation.
(3)
Wet-in-shell at 25% moisture.
(4)
Weighted average for all orchards.
(5)
7,500,000 Class A Units were issued and outstanding for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations—2001, 2000, 1999

Owned-Orchard Segment—Production and Yields

        Production and yield data for the eight orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

				Average Yield per Acre
Orchard			2001 Production
	Acquired	Acreage		2001	2000	1999
Keaau I	June 1986	1,467	7,608,097	5,186	5,519	7,192
Keaau II	Oct. 1989	220	698,947	3,177	3,334	5,159
Keaau Lot 10	Sept. 1991	78	249,426	3,198	3,573	5,943
Ka'u I	June 1986	956	6,689,285	6,997	6,193	7,293
Ka'u Green Shoe I	Dec. 1986	266	1,690,253	6,354	3,761	4,745
Ka'u II	Oct. 1989	714	3,822,942	5,354	3,845	4,537
Ka'u O	May 2000	142	700,611	4,934	3,912	—
Mauna Kea	Oct. 1989	326	1,553,489	4,765	5,226	5,968

Totals (except yields which are averages)		4,169	23,013,050	5,520	5,045	6,349

        Production for the orchards purchased in 1989 and 2000 is net of unusable nuts, as stated in their respective nut purchase agreements. Production for the orchards purchased in 1986 and 1991 includes all nuts delivered. The nut purchase contracts for the 1986 and 1991 orchards require the purchaser, Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), to purchase all of the nuts delivered from these orchards. The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

        Production in 2001 was 9.4% higher than 2000, but 10% lower than the record harvest in 1999. Significant factors affecting the crop were as follows:

1.
The Ka'u region was affected by a rainstorm and flood in November of 2000 that resulted in a net loss of approximately 700,000 WIS pounds. Rainfall from the storm replenished the soil moisture and improved the yields in this region for 2001.

2.
Production in the Ka'u region was hindered by a third consecutive year of drought before the November rainstorm. Rainfall through October was only 22 inches compared to the region's ten-year average of 38 inches of rain. Modest improvements in rainfall occurred throughout 2001.

3.
The record crop in 1999 was mainly the result of an exceptionally strong Spring crop from the 1998-1999 crop year and a heavy Fall harvest from the 1999-2000 crop in all regions.

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

Owned-Orchard Segment—Nut Revenue

        Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these factors is summarized in the following table:

	2001	2000	1999	2001 Over 2000	2000 Over 1999
Trees acres harvested	4,169	4,169	4,027	—	+ 4%
Average yield (WIS lbs./acre)	5,520	5,045	6,349	+ 9%	- 21%

Nuts harvested (000's WIS lbs.)	23,013	21,034	25,569	+ 9%	- 18%
Nut price ($/WIS lbs. @ 25%)	0.4830	0.5126	0.6238	- 6%	- 18%

Gross nut sales ($000s)	11,115	10,762	15,950	+ 3%	- 33%
Litigation Adjustment	908	(908)	—

Recorded nut sales ($000s)	12,023	9,854	15,950

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

        The following table sets forth the manner in which the nut purchase price per pound was determined for 2001, 2000 and 1999 ($/lb.):

	2001	2000	1999
USDA price—two years prior (a)	0.6155	0.6996	0.7125
USDA price—one year prior (a)	0.6227	0.6155	0.6996

USDA price—two year trailing average	0.6191	0.6576	0.7061

Gross revenues	1.5024	2.1065	2.1695
Less allocable processing, packaging, marketing, sales and advertising costs	1.0834	1.5732	1.5023
Less 20% capital charge	0.0838	0.0887	0.1334

Net-back component	0.3352	0.3546	0.5338

USDA price—two year trailing average	0.6191	0.6576	0.7061
Net-back component	0.3352	0.3456	0.5338

Average of USDA two year trailing average price and net-back component	0.4771	0.5061	0.6199
Plus Hawaii general excise tax (0.5%)	0.0024	0.0025	0.0031

Net purchase price (b) (c) (d)	0.4795	0.5086	0.6230

(a)
Mauna Loa's own purchases comprise a substantial portion of nut purchases reported to the USDA. Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b)
The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years. With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated. The effect was to cause a slightly different price of $0.5078 for the 1989 orchards in 2000 and $0.4750 in 2001.

(c)
The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the "two-year trailing average" provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus, results in a different nut price. The nut price for this orchard was $0.5119 in 2001, $0.5339 in 2000, and $0.6671 in 1999. This orchard accounts for less than 2% of the Partnership's macadamia nut production.

(d)
The nut purchase contract for the Ka'u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.6222 in 2001 and $0.6602 in 2000.

        The 2001 average nut price from all orchards declined 6% from 2000. The 2000 average nut price from all orchards declined 18% from 1999. The USDA portion fell 6% in 2001 and 7% in 2000, representing a general decline in worldwide macadamia prices caused by increased production, primarily in Australia. The netback component fell 5% in 2001 compared to 2000 and 34% in 2000 compared to 1999. Mauna Loa sold an unusually large amount of its nuts as lower valued ingredient nuts in 2000, which reduced their average revenue per pound in 2000.

        The USDA published price for the 2000-01 crop year was $0.5601 per pound (WIS at 25% moisture), which is 10% lower than the 1999-2000 price of $0.6227 and 9% lower than the 1998-99 price of $0.6155. The USDA two-year trailing average, which affects the Partnership's 2001 nut price, will be $0.5914, a 4% decrease over the 2000 two-year average.

Owned-Orchard Segment—Cost of Goods Sold

        Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

        The Partnership's unit costs (expressed in dollars per wet-in-shell pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard
	Acquired	2001	2000	1999
Keaau I	June 1986	.4442	.2986	0.3504
Keaau II	Oct. 1989	.4380	.3431	0.4039
Keaau Lot 10	Sept. 1991	.3132	.2744	0.1938
Ka'u I	June 1986	.4466	.4259	0.4211
Ka'u Green Shoe I	Dec. 1986	.2582	.3068	0.3955
Ka'u II	Oct. 1989	.2683	.4005	0.4618
Ka'u O	May 2000	.3077	.2780	—
Mauna Kea	Oct. 1989	.6050	.3646	0.4221
All Orchards		.4071	.3533	0.3910

        As a result of the farming operations acquisition, the Partnership now farms its own orchards, and some costs previously charged as farming expenses by KACI and MKACI were eliminated. These are the Hawaii general excise tax, capital recovery costs and the farming fee. The Partnership saved approximately $118,000 in Hawaii general excise taxes for 2001 and $113,000 for the last eight months of 2000. Hawaii general excise taxes were $128,000 in 1999. The capital recovery savings in 2001 were $24,000 and in 2000 were $18,000. Capital recovery costs were $61,000 in 1999. The elimination of the farming fee in 2000 saved the Partnership $128,000 in 2001 and $69,000 in 2000. The farming fee was $195,000 in 1999. The general and administrative expense in 2001 was $408,000. In addition, the general and administrative expenses incurred in the farming operation, which were previously billed and expensed as farming costs, have been classified for the May to December 2000 period as general and administration expenses. This amounted to $335,000 in 2000.

        Cost of goods sold was $404,000 higher in 2001 than in 2000 and $1.2 million less in 2000 than in 1999, but the cost per pound was 4.6% less in 2001 than 2000 and 6.4% higher in 2000 than 1999. The higher production costs in 2001 were the result of a larger harvest. Lower production costs in 2000 were due to the savings mentioned above and to a much smaller harvest in 2000.

Farming Segment—Farming Service Revenue

        In connection with the acquisition, the Partnership acquired approximately 20 farming contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services were $4.9 million for 2001 and for May to December 2000 were $3.7 million. The 2001 farming services revenue was less than anticipated due to the abandonment of 200 acres by one of the growers and less repairs required. The total in 2000 was less than expected by the Partnership due to the November rainstorm and flood, which prohibited harvesting in some of the orchards under contract in the Ka'u region due to damage and debris in the orchards.

Farming Segment—Cost of Services Sold

        The cost of services sold relating to the farming contracts was $4.4 million for 2001 and $3.5 million for the May to December period of 2000. These costs were all reimbursed to the Partnership.

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

        Total general and administrative costs for 2001 were $174,000 higher than in 2000. All of this increase was due to $408,000 in legal costs associated with the dispute related to the nut purchase contract with Mauna Loa.

        In 2000, general and administrative costs were $305,000 higher than in 1999. All of this increase was due to costs that were previously charged as farming expenses. With the acquisition, the Partnership also assumed providing certain accounting services to subsidiaries of CBCL. These services generated income of $130,000 in 2000. The Partnership does not expect to provide any accounting services after 2000.

        A management fee based on Partnership cash flow is payable annually to the Managing Partner. The amount paid was $65,000 for 2001, $32,000 for 2000, and $137,000 for 1999.

Interest Income and Expense

        The Partnership recorded interest expense of $433,000 in 2001 and $325,000 in 2000. This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a new revolving line of credit. There was no interest expense in 1999 or 1998.

        The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates. Interest was earned in the amount of $80,000 in 2001, primarily from the settlement with Mauna Loa. During 2000 interest income was earned in the amount of $244,000. Throughout 1999 the Partnership had cash on hand, earned $266,000 in interest income (net of line of credit fees), and incurred no interest expense.

        Other income of $207,000 was recorded in 2001 due mainly to the settlement agreement with Mauna Loa. $104,000 was recorded in 2000 due to a claim received on a crop insurance policy for the 1999-2000 crop. Production in some fields in the Ka'u region were lower than their ten-year average by more than a 25% deductible in 2000 due to the drought in that region.

Inflation and Taxes

        In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance. Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

        The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998. The gross income tax was $102,000 in 2001, $38,000 in 2000, and $202,000 in 1999.

Liquidity and Capital Resources

        Net cash provided by operations was $2.2 million in 2001 compared with $2.5 million in 2000 and $3.8 million in 1999.

        On December 31, 2001 the Partnership's working capital was $3.2 million and its current ratio was 1.82 to 1, up from $1.6 million and 1.48 to 1 in 2000. The higher working capital for 2001 is due to the settlement with Mauna Loa and cost controls. The Partnership is in compliance with the Credit Agreement covenants.

        Capital expenditures in 2001 were $75,000. In 2000 capital expenditure were $8.9 million, all due to the orchards and farming operations acquisition. There were no capital expenditures in 1999 or 1998. Capital expenditures planned for 2002 are less than $500,000 and are expected to be financed by way of new equipment leases.

        Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2004. At December 31, 2001 the Partnership had a cash balance of $357,000 and line of credit drawings outstanding of $1,200,000. The cash balance was $174,000 at the end of 2000, and the line of credit drawings were $900,000 at December 31, 2000.

        It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted. However, with the September 2000 sale of Mauna Loa, the managing partner no longer has control over the timing of nut payments to the Partnership. The nut purchase contracts require Mauna Loa to make nut payments 30 days after the end of each quarter. During certain parts of the year, if payments are not received, as the contracts require, available cash resources could be depleted.

        In January 2002, Mauna Loa notified the Partnership that it would not be able to pay the Partnership in full on the due date for fourth quarter deliveries. On January 30, 2002, the Partnership received a payment of $2.4 million on a total receivable of $5.3 million and issued a notice of nonperformance to Mauna Loa, providing 30 days to remedy the nonperformance. In February and March, additional payments were received totaling $986,000, leaving an unpaid past due balance of approximately $2 million. On March 11, Mauna Loa was provided with a Notice of Default. Additionally, nuts deliveries have continued in the first quarter of 2002 amounting to $1.5 million, which will be due on April 30, 2002.

        Mauna Loa has represented to Partnership management that it is willing and able to pay the past due balance plus contractual interest over the next 60 days. As such, management believes that the receivable is collectible and has not established an allowance for this account. The Partnership is assessing various alternatives on the defaulted contracts.

Legal Proceedings

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

        On October 31, 2000, a dispute arose with Mauna Loa regarding the payment for nuts delivered by the Partnership during the year. In violation of the nut purchase contracts and past practice, Mauna Loa deducted $908,000 for certain substandard nuts related to the 1983 and 1986 contracts. A demand letter was sent, litigation ensued and a motion for summary judgment was entered in May 2001 against Mauna Loa, awarding principal, and interest and attorneys fees to the Partnership.

        Settlement discussions followed the judgment in order to avoid an appeal and further litigation. The Partnership agreed to accept principal, interest and portion of its legal fees along with a complete release by both parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of December 31, 2001, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $36,000.

ITEM 8. FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES

REPORT OF INDEPENDENT ACCOUNTANTS

Limited Partners
ML Macadamia Orchards, L.P.

        In our opinion, the accompanying balance sheets and the related income statements, statements of partners' capital and statements of cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Honolulu, Hawaii
March 12, 2002

ML Macadamia Orchards, L.P.
Balance Sheets
(in thousands)

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$357	$174
Accounts receivable	6,486	4,594
Inventory of farming supplies	157	168
Other current assets	46	24

Total current assets	7,046	4,960
Land, orchards and equipment, net	58,259	60,638
Intangible assets, net	24	27

Total assets	$65,329	$65,625

Liabilities and partners' capital
Current liabilities
Current portion of long-term debt	$475	$459
Short-term borrowings	1,200	900
Accounts payable	466	232
Cash distributions payable	379	682
Accrued payroll and benefits	859	894
Other current liabilities	484	194

Total current liabilities	3,863	3,361
Long-term debt	3,402	3,716
Deferred income tax liability	1,220	1,199

Total liabilities	8,485	8,276

Commitments and contingencies
Partners' capital
General partner	569	574
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	56,275	56,775

Total partners' capital	56,844	57,349

Total liabilities and partners' capital	$65,329	$65,625

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Income Statements
(in thousands, except per unit data)

	2001	2000	1999
Macadamia nut sales	$12,023	$9,854	$15,950
Contract farming revenue	4,870	3,774	—
Administrative services revenue	—	130	—

Total revenues	16,893	13,758	15,950

Cost of goods and services sold
Costs expensed for farming and services	11,427	10,229	8,217
Depreciation and amortization	2,547	2,250	1,602
Other	5	180	373

Total cost of goods sold	13,979	12,659	10,192

Gross income	2,914	1,099	5,758
General and administrative expenses
Costs expensed under management contract with related party	308	352	662
Other	1,348	1,130	515

Total general and administrative expenses	1,656	1,482	1,177

Operating income (loss)	1,258	(383)	4,581
Interest expense	(433)	(325)	—
Interest income	80	244	266
Other income	207	104	—

Income (loss) before tax	1,112	(360)	4,847
Income tax expense	(102)	(38)	(202)

Net income (loss)	$1,010	$(398)	$4,645

Net cash flow (as defined in the Partnership Agreement)	$3,093	$1,824	$6,247

Net income (loss) per Class A Unit	$0.13	$(0.05)	$0.61

Net cash flow per Class A Unit	$0.41	$0.24	$0.82

Cash distributions per Class A Unit	$0.20	$0.465	$0.40

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Partners' Capital
(in thousands)

	2001	2000	1999
Partners' capital at beginning of period:
General partners	$574	$613	$597
Class A limited partners	56,775	60,657	59,058

	57,349	61,270	59,655

Allocation of net income (loss):
General partners	10	(4)	46
Class A limited partners	1,000	(394)	4,599

	1,010	(398)	4,645

Cash distributions:
General partners	15	35	30
Class A limited partners	1,500	3,488	3,000

	1,515	3,523	3,030

Partners' capital at end of period:
General partners	569	574	613
Class A limited partners	56,275	56,775	60,657

	$56,844	$57,349	$61,270

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statement of Cash Flows
(in thousands)

	2001	2000	1999
Cash flows from operating activities:
Cash received from goods and services	$15,535	$16,813	$13,698
Cash paid to suppliers and employees	(12,945)	(14,214)	(10,130)
Interest received	80	233	281
Interest paid	(433)	(325)	—

Net cash provided by operating activities	2,237	2,507	3,849

Cash flows from investing activities:
Acquisition of orchards and farming business	(75)	(8,928)	—

Net cash used in investing activities	(75)	(8,928)	—

Cash flows from financing activities:
Proceeds from drawings on line of credit	6,700	3,700	—
Proceeds from long term debt	—	4,000	—
Repayment of long term debt	(400)	—	—
Repayment of line of credit	(6,400)	(2,800)	—
Capital lease payments	(61)	(31)	—
Cash distributions paid	(1,818)	(3,599)	(2,841)

Net cash provided by (used in) financing activities	(1,979)	1,270	(2,841)

Net increase (decrease) in cash	183	(5,151)	1,008
Cash at beginning of period	174	5,325	4,317

Cash at end of period	$357	$174	$5,325

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$1,010	$(398)	$4,645
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,547	2,249	1,602
(Increase) decrease in accounts receivable	(1,892)	3,093	(2,252)
Decrease in inventories	11	11	—
Increase in other current assets	(21)	(169)	(3)
(Increase) decrease in other assets	70	(44)	—
Increase (decrease) in accounts payable	235	(2,587)	(202)
Increase in current liabilities	257	402	29
Deferred income tax expense (credit)	20	(50)	30

Total adjustments	1,227	2,905	(796)

Net cash provided by operating activities	$2,237	$2,507	$3,849

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Notes to Financial Statements

(1) OPERATIONS AND OWNERSHIP

        ML Macadamia Orchards, L.P. (the "Partnership") owns and farms 4,169 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity, which processes and markets the finished products. The Partnership farms approximately 2,800 additional acres of macadamia orchards on Hawaii for other orchard owners.

        The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. ("MLR"). Until July 31, 2001, MLR was a wholly-owned subsidiary of C. Brewer and Company, Limited ("CBCL"), whose parent company is Buyco, Inc. ("Buyco"). On August 1, 2001, all of the stock of MLR was sold to D. Buyers Enterprises, LLC ("DBE"), an entity solely owned by J.W.A. Buyers, who also serves as the chairman of the board of CBCL and Buyco.

        Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange. Mauna Loa Orchards, L.P., an affiliate of the general partner, held 30,000 Class A Units at December 31, 2001 and 2000.

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

        The initial purchase price has been allocated to assets acquired based on estimated fair value. The allocated fair value of assets acquired is summarized as follows (000's):

Inventory	$127
Nursery	52
Property, plant and equipment	9,176
Current liabilities	(427)

Total	$8,928

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

        The following is a summary of each reportable segment's operating income and the segment's assets as of and for the period ended December 31, 2001 and for the period May 1, 2000 (date of acquisiton) through December 31, 2000.

Segment Reporting for the Twelve Months ended December 31, 2001
(in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total
Revenues	$12,023	$11,744	$(6,874)	$16,893
Composition of Inter-segment revenues	—	6,874	—	6,874
Operating income (loss)	1,064	194	—	1,258
Depreciation expense	1,644	903	—	2,547
Segment assets	58,040	7,289	—	65,329
Expenditures for property and equipment	75	—	—	75

Segment Reporting for the Twelve Months ended December 31, 2000
(in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total
Revenues	$9,854	$8,722	$(4,818)	$13,758
Composition of intersegment revenues	—	4,818	—	4,818
Operating income (loss)	(609)	226	—	(383)
Depreciation expense	1,644	605	—	2,249
Segment assets	58,419	7,206	—	65,625
Expenditures for property and equipment	2,533	6,865	—	9,398

(5) RELATED PARTY TRANSACTIONS

(a)
Nut Purchase Contracts.    The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). Mauna Loa was a wholly-owned subsidiary of C. Brewer and Company, Ltd. ("CBCL") until its sale on September 29, 2000 to the Shansby Group, an unrelated party. CBCL was the sole owner of ML Resources, Inc, the Partnership's general partner until August 1, 2001. The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006. The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts. The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture ("USDA") and 50% on Mauna Loa's "netback component". The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price. The nut price paid to the Partnership under the first two contracts was $0.6230 for 1999, $0.5086 for 2000 and $0.4795 in 2001. The average nut price paid to the Partnership under the third contract was $0.6230 for 1999, $0.5078 for 2000 and $0.4750 in 2001. The average nut price paid to the Partnership under the fourth nut price contract was $0.6682 for 1999, $0.5339 for 2000 and $0.5119 for 2001. The nut price paid to the Partnership under the fifth contract was $0.6609 for 2000 and $0.6222 for 2001.

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

  The contracts provided KACI and MKACI with reimbursement of their direct and indirect costs incurred under these contracts. The reimbursements paid to the two farm managers were $7.4 million for 1999 and $2.1 million for the first four months of 2000. Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa's Keaau facility. Reimbursements made to Mauna Loa were $595,000 in 1999, $453,000 in 2000 and $443,000 in 2001.

  Each of the farming contracts provided a farming fee equal to two and one-half percent of the Partnership's gross profits from farming operations. The Partnership paid the two farm managers, KACI and MKACI, total farming fees of $195,000 in 1999. Due to the acquisition, no farming fee was paid for 2000 and 2001.

(c)
Management Costs and Fee.    The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs prior to May 2000, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership's operating cash flow (as defined). Those reimbursable costs totaled $525,000 in 1999, $320,000 in 2000 and $247,000 in 2001. The managing general partner earned a management fee of $137,000 in 1999, $32,000 in 2000 and $65,000 in 2001.

  In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. No incentive fee was earned in 1999, 2000 or 2001.

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

  In return, the Partnership is obligated to pay KACI 100% of any year's cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay KACI 50% of this orchard's cash flow in excess of the target cash flow as additional incentive rent. No additional rent was due in 1999, 2000, or 2001.

(e)
Cash Flow Warranty Payments.    In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership's other orchards. Their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership's older orchards.

  Accordingly, the sellers of these orchards (subsidiaries of CBCL) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow (as defined) from these orchards fell short of a cash flow target level. Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

  The Partnership accounted for cash flow warranty payments as reductions in the cost basis of the orchards. As a result, these payments will be reflected in the Partnership's net income ratably through 2030 as reductions to depreciation for these orchards.

(f)
Acquisition of Ka'u Orchards and Macadamia Farming Business.    On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from KACI, MKACI, Mauna Kea Macadamia Orchards, Inc. and Ka'u Sugar, Inc., all affiliates of CBCL. The farming assets consist of the farming equipment, vehicles, a husking plant, an irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming. The purchase price was $8.9 million. As the sellers and the general partner of the Partnership were each a direct wholly-owned subsidiary of CBCL, this acquisition involved the general partner in a conflict of interest. The Conflicts Committee negotiated the proposed terms of this acquisition, reached the conclusion that this acquisition would be in the best interest of the Partnership and the holders of the Class A Units, approved this acquisition and reported to the Board of the Directors of the general partner its recommendation that this acquisition should be approved by that Board. The Board of Directors of the general partner unanimously approved such acquisition.

(g)
Management Services Contract.    The Partnership entered into a management services contract with CBCL effective May 2000, wherein CBCL provides insurance and risk management, labor agreement advice, workers' compensation case assistance, consultation with CBCL executive staff and other areas of management to the Partnership. This contract replaced previous contracts between CBCL and the Managing Partner and CBCL and KACI and MKACI. The contract provides for a fee payable to CBCL of $100,000 per year. CBCL was paid a fee of $67,000 in 2000 and $75,000 in 2001. The contract was terminated after the purchase of the stock by DBE August 1, 2001.

(6) CASH FLOW PERFORMANCE

        Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000's):

	2001	2000	1999
Gross revenues	$17,180	$14,106	$16,217
Less:
Farming costs	11,435	10,409	8,396
Administrative costs	1,656	1,485	1,242
Payments of principal and interest	894	356	—
Other	36	—	—

Operating cash flow	3,159	1,856	6,579
Less:
Farming fee	—	—	195
Management fee	66	32	137

Net cash flow	$3,093	$1,824	$6,247

(7) LAND, ORCHARDS AND EQUIPMENT

        Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2001 and 2000 (000's):

	2001	2000
Land	$8,168	$8,168
Improvements	1,074	1,074
Machinery and equipment	4,736	4,741
Irrigation well and equipment	1,155	1,156
Producing orchards	67,267	67,267
Capital leases	367	207

Land, orchards and equipment (gross)	82,767	82,613
Less accumulated depreciation and amortization	24,508	21,975

Land, orchards and equipment (net)	$58,259	$60,638

(8) SHORT-TERM AND LONG-TERM CREDIT

        At December 31, 2001 and 2000, the Partnership's long-term debt comprises (000's):

	2001	2000
Term debt	$3,600	$4,000
Other	277	175

	3,877	4,175
Current portion	475	459

	$3,402	$3,716

        Revolving Credit Loan.    On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services under which it has available a $5 million revolving credit facility through May 1, 2004. Borrowings under this credit facility were $1,200,000 as of December 31, 2001 at an interest rate of 5.0% and $900,000 as of December 31, 2000 at an interest rate of 9.5%

        Borrowings under this agreement bear interest at the prime lending rate. From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

        Term Debt.    As of December 31, 2001, the Partnership had a $4 million promissory note outstanding, which was issued on May 2, 2000. The note is scheduled to mature in 2010 and bears interest at rates from 6.45 percent to 9.16 percent. Principal payments are due annually on May 2 in the amount of $400,000.

        Both the revolving credit loan and the term debt are collateralized by all personal property assets of the Partnership. The agreement also provides for the maintenance of certain financial indexes including a minimum current ratio and net worth.

        Maturities of long-term debt are as follows (000's):

Year ending December 31,
2002	$482
2003	473
2004	452
2005	435
Thereafter	2,035

$3,877

(9) INCOME TAXES

        The components of income tax expense for the years ended December 31, 2001, 2000 and 1999 were as follows (000's):

	2001	2000	1999
Currently payable	$82	$88	$172
Deferred	20	(50)	30

	$102	$38	$202

        The provision for income taxes equates to the 3.5% federal tax rate applied to gross income for the years ended December 31, 2001, 2000 and 1999:

        The components of the net deferred tax liability reported on the balance sheet as of December 31, 2001 and 2000 are as follows (000's):

	2001	2000
Deferred tax liabilities:
Financial statement bases of land, orchards, inventory and equipment is greater than tax bases	$673	$679
Financial statement bases of capitalized leases, long- term debt on capitalized leases and interest expense on capitalized leases is greater than tax bases	7	3
Financial statement bases of receivable is less than tax bases	—	(33)
Excess of tax depreciation over financial statement depreciation	540	550

	$1,220	$1,199

(10) LEASES

        The Partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases. Future minimum lease payments under non-cancelable leases (exclusive of renewal options) as of December 31, 2001 were as follows (000's):

2002	$160
2003	149
2004	128
2005	126
2006	124
Later Years	2,902

$3,589

        Each of the above leases (other than equipment leases) also provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled $39,000 in 1999, $17,000 in 2000, and $11,000 in 2001. Total lease rent for all operating leases was $152,000 in 1999, $146,000 in 2000, and $143,000 in 2001.

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

        The components of net pension cost for the years ended December 31, 2001 and 2000 were as follows (000's):

	2001	2000
Service cost	$50	$23
Interest cost	11	5
Expected return on assets	(3)	—
Recognition of net loss or (gain) from earlier periods	1	—
Amortization of unrecognized prior service cost	7	4

	$66	$32

        The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets and the funding status of the plan is as follows as of and for the year ended December 31, 2001 and 2000 (000's):

	2001	2000
Change in benefit obligation:
Projected benefit obligation at beginning of year	$153	$99
Service cost	50	23
Interest cost	11	5
Actuarial loss	(20)	25
Benefits paid	(3)	—

Projected benefit obligation at end of year	191	152

Change in plan assets:
Fair value of plan assets at beginning of year	30	—
Actual return on plan assets	1	—
Employer contribution	3	30
Benefits paid	(3)	—

Fair value of plan assets at end of year	31	30
Funded status	(160)	(122)
Unrecognized prior service cost	89	95
Unrecognized net loss	5	25

Net amount recognized	$(66)	$(2)

        Amounts recognized in the balance sheet at December 31, 2001 and 2000 are as follows (000's):

	2001	2000
Accrued pension liability	$(66)	$(7)
Intangible asset	—	5

	$(66)	$(2)

        Actuarial assumptions used to determine costs and benefit obligations for the pension plan at December 31, 2001 and 2000 are as follows:

	2001	2000
Discount rate	7.25%	7.25%
Compensation increases	2.00%	2.00%
Return on assets for the year	9.00%	8.00%

        Experience gains and losses are amortized over the average future service period of employees.

(12) QUARTERLY OPERATING RESULTS (Unaudited)

        The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2001 and 2000 (000's, except per unit data):

	Net Sales	Gross Income (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2001
1st Quarter	$3,017	$252	$(416)	$(0.05)
2nd Quarter	2,162	1,233	702	0.09
3rd Quarter	4,767	504	485	0.06
4th Quarter	6,947	924	239	0.03
2000
1st Quarter	$1,492	$264	$65	$0.01
2nd Quarter	1,234	199	62	0.01
3rd Quarter	5,961	1,456	929	0.12
4th Quarter	5,071	(820)	(1,454)	(0.19)

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

A. Identification of Directors

        James S. Andrasick.    58 years old; director of Managing Partner since 1986 and member of the Audit and Conflicts Committee since 2000; senior vice president and chief financial officer and treasurer of Alexander and Baldwin, Inc. since June 2000; president of CBCL from September 1992 to March 2000.

        John W. A. Buyers.    73 years old; owner of Managing Partner since August 2001, chairman since 1989 and director of Managing Partner since 1986; chairman of C. Brewer and Company, Limited; chairman of Buyco and owner of D. Buyers Enterprises, LLC ("DBE").

        James H. Case.    81 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; senior partner of the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

        Ralph C. Hook, Jr.    78 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

        J. Alan Kugle.    63 years old; director since September 2000 and from 1986 to 1995; Chief Executive Officer-Real Estate, general counsel and secretary of CBCL; president of Managing Partner from 1987 to 1990; not an employee, officer, or director of any DBE affiliate other than the Managing Partner.

        Kent T. Lucien.    48 years old; President and director of Managing Partner from September 1995 to August 2001; Chief Executive Officer-Operations and chief financial officer of CBCL; not an employee, officer, or director of any DBE affiliate other than the Managing Partner.

        David McClain.    55 years old; director and member of the Audit and Conflicts Committee of Managing Partner since September 2000; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

B. Identification of Executive Officers of the Managing Partner

        John W. A. Buyers.    73 years old; chairman and chief executive officer of Managing Partner since 1989.

        Dennis J. Simonis.    45 years old; president of Managing Partner since August 2001; chief financial officer of D. Buyers Enterprises, LLC; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly executive vice president and chief operating officer of Mauna Loa.

        Randolph H. Cabral.    49 years old; senior vice president and orchard manager of Managing Partner since May 2000; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly senior vice president and orchard manager of KACI.

        Wayne W. Roumagoux.    55 years old; senior financial officer of Managing Partner since August 2001; controller of DBE; not otherwise an employee, officer, or director of any CBCL affiliate.

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

        John W. A. Buyers.    Mr. Buyers was elected chairman of Managing Partner in 1988 and has been Chairman of ML Resources since July 1992. He has been chairman of the board, president and chief executive officer of CBCL since 1982. After service in the U.S. Marine Corps, Mr. Buyers attended Princeton University where he graduated cum laude in 1952. He latter received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow. He is a director of First Hawaiian Bank, BancWest, Inc., and Outrigger Enterprises, Inc. He is also a director of John B. Sanfilippo & Sons, Inc., a nut and marketing company located in Elk Grove Village, Illinois and the Hawaii Island Economic Development Board. He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C. He resides in Hakalau, Hawaii.

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

        Kent T. Lucien.    Mr. Lucien currently serves as CEO—Operations of CBCL. He has also served as executive vice president and the chief financial officer of CBCL since 1991. He joined CBCL as a senior analyst in 1980. Until August of 2001, he served as president of the Managing Partner and has served as executive vice president. Mr. Lucien is an honors graduate of Occidental College and received an M.B.A. from Stanford University. He resides in Honolulu, Hawaii.

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

        Dennis J. Simonis.    Mr. Simonis has served as president of the Managing Partner since August 2001 and was formerly the executive vice president and chief financial officer. From 1993 to 2001, Mr. Simonis served in various capacities at Mauna Loa, including executive vice president and chief operating officer. He served from 1985-1993 as a vice president of Theo H. Davies and worked as a senior auditor for Price Waterhouse between 1979 and 1985. Mr. Simonis graduated magna cum laude with a B.S. in Accounting from Carroll College in Waukesha, Wisconsin and earned his C.P.A. certificate in 1983. He resides in Hilo, Hawaii.

F. Section 16 Disclosure

        Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a "Reporting Person"), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant. Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2000, except that Randolph Cabral, who became senior vice president on May 1, 2000, and who owns 100 Class A Units, did not file a Form 3 until October 4, 2000; and Wayne Roumagoux, who became principal accounting officer on August 1, 2001, and owns no shares, did not file a Form 3 until February 4, 2002.

ITEM 11. EXECUTIVE COMPENSATION

A. Summary Compensation Table

        The Partnership is managed by the Managing Partner. Compensation paid by the Managing Partner to its chief executive officer and other executive officers is reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2001, 2000 and, 1999. There were no long-term compensation awards or payouts during those years.

		Annual Compensation
Name and Principal Position
	Year	Salary		Bonus		Other
John W. A. Buyers, Chief executive officer	2001 2000 1999	$	— — —	$	— — —	$15,750 15,000 15,000
Dennis J. Simonis President and chief operating officer	2001		92,700		34,500	—
Randolph H. Cabral Senior vice president	2001 2000		97,000 46,000		30,100	—

B. No Option, SAR, Long-term Incentive or Pension Plans

        Neither the Managing Partner nor the Partnership presently has option plans, SAR plans, or long-term incentive plans. All salaried employees participate in defined contribution plan and other benefit plans, which were administered by CBCL for part of the year and are now administered directly by the Partnership. The officers of the Managing Partner are employees of the Partnership, which does not have a defined benefit plan for non-bargaining employees. As such, neither the Managing Partner nor the Partnership are responsible for making any payments on the retirement of any of its present executive officers.

C. No Employment Contracts or Termination Agreements

        The Managing Partner does not have any employment or severance agreements with any of its present executive officers. The president of the Partnership has an agreement, which provides for twelve months of severance pay in the event of termination without just cause.

D. Compensation of Executive Officers

        The Managing Partner does not have a compensation committee since the chief executive officer of the Managing Partner is not compensated for serving in that position. The only executive officers of the Managing Partner (employed by the Partnership) are Mr. Simonis, who has served as its president since August 2001 and chief financial officer since May 2001, and Mr. Cabral, who has served as senior vice president and orchard manager since May 2000. These officers' salary and guideline bonus percentage are administered under the salary policies of DBE. Any bonus payments are approved by the Managing Partner's Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net income and cash flow for the year. Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner's Board of Directors at the beginning of each year.

E. Director Compensation

        Directors of the Managing Partner presently receive a quarterly retainer of $3,000 and a meeting fee of $750 per meeting. Members of the Managing Partner's audit and conflicts committee receive a meeting fee of $750 per meeting. There are no other agreements or arrangements between the Managing Partner and its directors.

F. Stock Performance Chart

        The following chart compares the Partnership's total return to (i) the Russell 2001 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.

	Dec-96	Dec-97	Dec-98	Dec-99	Dec-00	Dec-01
ML Macadamia Orchards LP	$100	$116	$111	$145	$168	$143
Russell 2000 Index	$100	$122	$119	$145	$140	$144
Custom Composite Index (7 Stocks)	$100	$124	$111	$94	$98	$122

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 2001, and subsequent to that date to the date of this report, (i) no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

        The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2001.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units
James S. Andrasick	—	*
John W. A. Buyers	4,176	*
Randolph H. Cabral	100	*
James H. Case (1)	8,000	*
Ralph C. Hook (2)	4,000	*
J. Alan Kugle	1,200	*
Kent T. Lucien	7,500	*
David McClain	—	*
Dennis J. Simonis	—	*
All directors and executive officers as a group (9 persons)	29,976	0.4%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. General

        The Managing Partner makes all decisions relating to the management of the Partnership. The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all unitholders. CBCL owned all of the capital stock of the Managing Partner until August 1, 2001, at which point the stock was sold to J.W.A. Buyers through D. Buyers Enterprises, LLC. Certain officers and directors of both CBCL and DBE and/or their affiliates also act as officers and directors of the Managing Partner and certain directors of the Managing Partner are substantial shareholders of Buyco, Inc., the parent company of CBCL. Disputes that might otherwise develop between the Managing Partner and CBCL or its affiliates may not develop because the parties representing the entities are identical. As a result of these relationships, certain conflicts of interest could arise with respect to the administration of and allocation of costs under the Partnership Agreement and in situations described below, among others.

        A committee of the Managing Partner's Board of Directors composed of four persons who are independent of CBCL, DBE and their affiliates (the "Audit and Conflicts Committee") reviews, on an annual basis, or more frequently as such committee may deem appropriate, the Managing Partner's management of the Partnership and any conflicts of interest that may have arisen or may arise as a result of the relationships among CBCL or DBE and their affiliates, the Managing Partner and the Partnership. The Partnership Agreement states that, except for one initial member of the Conflicts Committee, no member of the Conflicts Committee may be an officer, director, employee or shareholder of the Managing Partner or any of their affiliates. The Audit and Conflicts Committee presently consists of three individuals who are not affiliated with DBE or CBCL, and one director who is no longer an officer of CBCL, but is not considered independent pursuant to a three-year restriction period and remains a shareholder of CBCL. However, under exceptional and limited circumstances, the company's board of directors determined in its business judgment that membership on the committee by the individual is required by the best interests of the Partnership and it shareholders.

2. Farming Leases

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

3. Nut Purchase Contracts

        The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). Mauna Loa was a wholly-owned subsidiary of CBCL until its sale on September 29, 2000 to an unrelated party. CBCL was also the sole owner of ML Resources, Inc, the Partnership's general partner until August 1, 2001, at which point it was sold to DBE. The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively. The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003. The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price. The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006. The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts. The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture ("USDA") and 50% on Mauna Loa's "netback component". The netback component is calculated by subtracting Mauna Loa's processing and marketing costs per pound and a "capital charge" of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price. The nut price paid to the Partnership under the first two contracts was $0.6230 for 1999, $0.5086 for 2000, and $0.4795 for 2001. The average nut price paid to the Partnership under the third contract was $0.6230 for 1999, $0.5078 for 2000, and $0.4750 for 2001. The average nut price paid to the Partnership under the fourth nut price contract was $0.6682 for 1999, $0.5339 for 2000, and $0.5119 for 2001. The nut price paid to the Partnership under the fifth contract was $0.6609 for 2000, and $0.6222 for 2001.

4. Farming Contracts

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

        The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts. The reimbursements paid to the two farm managers were

$7.4 million for 1999 and $2.1 million for the first four months of 2000. Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa's Keaau facility. Reimbursements made to Mauna Loa were $595,000 in 1999, $453,000 in 2000, and $443,000 in 2001. .

        Each of the farming contracts provided a farming fee equal to two and one-half percent of the Partnership's gross profits from farming operations. The Partnership paid the Agribusiness Companies total farming fees of $195,000 in 1999. Due to the acquisition, no farming fee was paid for 2000 and 2001.

5. Management Fee

        Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership's operating cash flow (as defined in the Partnership Agreement). Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, DBE and its affiliates. Management cost reimbursements under the Partnership Agreement were $525,000 in 1999 and $320,000 in 2000, and $247,000 in 2001. The management fee was $137,000 in 1999, $32,000 in 2000, and $65,000 in 2001.

6. Relationships with CBCL and DBE

        Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of CBCL. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka'u areas to the processing plant. For 2001, 2000, and 1999, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from CBCL subsidiaries totaled $0.9 million, $0.9 million, and $0.4 million, respectively. The Partnership will continue to purchase transportation needs from CBCL subsidiaries as long as, and to the extent that, such purchases can be made on a basis at least as favorable as that available from third parties. CBCL has sold its fertilizer business to and unrelated third party effective January 1, 2002. Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo for it's accounting staff through the General Partner, which is owned by DBE. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

7. Acquisition of Ka'u Orchards and Macadamia Farming Business

        On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from KACI, MKACI, Mauna Kea Macadamia Orchards, Inc. and Ka'u Sugar, Inc., all affiliates of CBCL. The farming assets consist of the farming equipment, vehicles, a husking plant, irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming. The purchase price was $8.9 million. As the sellers and the general partner of the Partnership were each a direct wholly-owned subsidiary of CBCL, this acquisition involved the general partner in a conflict of interest. The Conflicts Committee negotiated the proposed terms of this acquisition, reached the conclusion that this acquisition would be in the best interest of the Partnership and the holders of the Class A Units, approved this acquisition and reported to the Board of the Directors of the general partner its recommendation that this acquisition should be approved by that Board. The Board of Directors of the general partner unanimously approved such acquisition.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. List of Documents Filed as a Part of this Report

1.
Financial Statements.    See Index to Financial Statements at page 21 of this Form 10-K.
2.
Financial Statement Schedules.    None required.

3.
Exhibits.    See Exhibit Index at page 47 of this Form 10-K.

B. Reports on Form 8-K

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

ML MACADAMIA ORCHARDS, L.P. (Registrant)
	By:	ML RESOURCES, INC. (Managing General Partner)
	By:	/s/ J. W. A. BUYERS J. W. A. Buyers Chairman of the Board and Principal Executive Officer
Dated: March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature	Title

/s/ J. W. A. BUYERS J. W. A. Buyers	Chairman of the Board and Principal Executive Officer Director
/s/ DENNIS J. SIMONIS Dennis J. Simonis	President and Chief Financial Officer
/s/ WAYNE W. ROUMAGOUX Wayne W. Roumagoux	Senior Financial Officer (Principal Accounting Officer)
/s/ JAMES S. ANDRASICK James S. Andrasick	Director
/s/ JAMES H. CASE James H. Case	Director
/s/ DR. RALPH C. HOOK, JR. Dr. Ralph C. Hook, Jr.	Director
/s/ J. ALAN KUGLE J. Alan Kugle	Director
/s/ DR. DAVID MCCLAIN Dr. David McClain	Director
/s/ KENT T. LUCIEN Kent T. Lucien	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes, Inc. (a)
2.2	Asset Purchase Agreement including Exhibits dated March 14, 2000 (g)
3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (c)
3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (c)
4.1	Depositary Agreement between Registrant, Manufacturers Hanover Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant. (c)
4.2	Form of Depositary Receipt. (c)
5.1	Legal Opinion of Counsel dated May 1, 2000 (g)
10.2	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986. (b)
10.3	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989. (b)
10.4	Contribution Agreement among Mauna Loa Orchards, L.P. ("MLO"), Ka'u Agribusiness Co., Inc. ("KACI"), Mauna Kea Agribusiness Co., Inc. ("MKACI"), Mauna Kea Macadamia Orchards, Inc. ("MKMO") and Mauna Loa dated as of July 1, 1989. (b)
10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop ("Trustees of the Bishop Estate") and Mauna Loa. (c)
10.6	Lease between KACI and Registrant. (d)
10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)
10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III ("Butcher") and Registrant dated as of October 1, 1989. (b)
10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)
10.10	Farming Lease between MKACI and MKMO dated as of July 1, 1989. (b)
10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)
10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)
10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)
10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)
10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)
10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)
10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii ("Keaau II Orchards"). (b)
10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)
10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)
10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)
10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)
10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)
10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)
10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)
10.26	Assignment from MLO to Registrant relating to certain orchards. (b)
10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)
10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)
10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)
10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)
10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)
10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)
10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)
10.34	Lease from Richard L. Hughes to Mauna Loa. (b)
10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)
10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)
10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)
10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)
10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)
10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation ("Keaau Lot 10") dated September 15, 1983. (e)
10.41	Assignment of Owner's Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)
10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)
10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)
10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)
10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)
10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)
10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)
10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)
10.50	Orchards Farming Lease between Registrant and Ka'u Agribusiness Co., Inc. (g)
11.1	Statement re: Computation of Net Income per Class A Unit.

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

QuickLinks

PART I
PART II
Index to Financial Statements
ML Macadamia Orchards, L.P. Balance Sheets (in thousands)
ML Macadamia Orchards, L.P. Income Statements (in thousands, except per unit data)
ML Macadamia Orchards, L.P. Statements of Partners' Capital (in thousands)
ML Macadamia Orchards, L.P. Statement of Cash Flows (in thousands)
ML Macadamia Orchards, L.P. Notes to Financial Statements
Segment Reporting for the Twelve Months ended December 31, 2001 (in thousands)
Segment Reporting for the Twelve Months ended December 31, 2000 (in thousands)
PART III
PART IV
SIGNATURES
ML RESOURCES, INC.
EXHIBIT INDEX