Form 10-Q
period 2002-03-31
ML MACADAMIA ORCHARDS L P
filed 2002-05-14
CIK 792161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Registrant's Telephone Number, Including Area Code: 808-969-8057

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements	3-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Part II—Other Information
Item 2.	Changes in Securities	11
Item 6.	Exhibits and Reports on Form 8-K	12
Signature		13

ML Macadamia Orchards, L.P.
Balance Sheets
(in thousands)

	March 31,
			December 31, 2001
	2002	2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$203	$356	$357
Accounts receivable	4,807	2,490	6,486
Inventory of farming supplies	166	159	157
Annualized cost adjustment	684	337	—
Other current assets	223	191	46

Total current assets	6,083	3,533	7,046
Land, orchards and equipment, net	57,620	59,984	58,259
Intangible assets, net	23	26	24

Total assets	$63,726	$63,543	$65,329

Liabilities and partners' capital
Current liabilities
Current portion of long-term debt	$474	$459	$475
Short-term borrowings	800	—	1,200
Accounts payable	272	154	466
Cash distributions payable	379	379	379
Accrued payroll and benefits	635	729	859
Other current liabilities	253	366	484

Total current liabilities	2,813	2,087	3,863
Long-term debt	3,374	3,703	3,402
Deferred income tax liability	1,220	1,199	1,220

Total liabilities	7,407	6,989	8,485

Commitments and contingencies
Partners' capital
General partners	563	566	569
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	55,756	55,988	56,275

Total partners' capital	56,319	56,554	56,844

Total liabilities and partners' capital	$63,726	$63,543	$65,329

        See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Income Statements (unaudited)
(in thousands, except per unit data)

	Three months ended March 31,
	2002	2001
Macadamia nut sales	$1,634	$1,740
Contract farming revenue	975	1,277

Total revenues	2,609	3,017

Cost of goods and services sold
Costs expensed for farming and services	1,842	2,312
Depreciation and amortization	385	382
Other	90	71

Total cost of goods and services sold	2,317	2,765

Gross income	292	252

General and administrative expenses
Costs expensed under management contract with related party	61	61
Other	289	492

Total general and administrative expenses	350	553

Operating loss	(58)	(301)
Interest expense	(97)	(113)
Interest income	19	7

Income (loss) before tax	(136)	(407)
Income tax expense	10	9

Net income (loss)	$(146)	$(416)

Net cash flow (deficit)
(as defined in the Partnership Agreement)	$210	$(47)

Net income (loss) per Class A Unit	$(0.02)	$(0.05)

Net cash flow (deficit) per Class A Unit	$0.03	$(0.01)

Cash distributions per Class A Unit	$0.05	$0.05

Class A Units outstanding	7,500	7,500

        See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Partners' Capital (unaudited)
(in thousands)

	For the quarters ended March 31,
	2002	2001
Partners' capital at beginning of period:
General partners	$569	$574
Class A limited partners	56,275	56,775

	56,844	57,349

Allocation of net income (loss):
General partners	(2)	(4)
Class A limited partners	(144)	(412)

	(146)	(416)

Cash distributions:
General partners	4	4
Class A limited partners	375	375

	379	379

Partners' capital at end of period:
General partners	563	566
Class A limited partners	55,756	55,988

	$56,319	$56,554

        See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Cash Flows (unaudited)
(in thousands)

	For the quarters ended March 31,
	2002	2001
Cash flows from operating activities:
Cash received from good and services	$4,489	$5,098
Cash paid to suppliers and employees	(3,829)	(3,328)
Interest received	—	7

Net cash provided by operating activities	660	1,777
Cash flows from investing activities
Acquisition of capital equipment	(6)	—

Net cash used in investing activities	(6)	—

Cash flows from financing activities:
Proceeds from drawings on line of credit	1,500	800
Repayment of line of credit	(1,900)	(1,700)
Capital lease payments	(29)	(13)
Cash distributions paid	(379)	(682)

Net cash used in financing activities	(808)	(1,595)

Net increase (decrease) in cash	(154)	182
Cash at beginning of period	357	174

Cash at end of period	$203	$356

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(146)	$(416)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	385	382
Decrease in accounts receivable	1,679	2,104
Decrease (increase) in inventories	(9)	9
Increase in annualized cost adjustment	(424)	(65)
Increase in other current assets	(178)	(167)
Decrease in accounts payable	(193)	(78)
Decrease in accrued payroll and benefits	(224)	(165)
Decrease (increase) in other current liabilities	(230)	173

Total adjustments	806	2,193

Net cash provided by operating activities	$660	$1,777

        See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1)
BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2002, March 31, 2001 and December 31, 2001 and the results of operations, changes in partners' capital and cash flows for the periods ended March 31, 2002 and 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any future period.

        These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership's 2001 Annual Report on Form 10-K.

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

        The following is a summary of each reportable segment's operating income and the segment's assets as of and for the periods ended March 31, 2002 and March 31, 2001.

Segment Reporting for the Three Months ended March 31, 2002
(in thousands)

	Owned Orchards	Contract Farming	Intersegment elimination	Total
Revenues	$1,634	$2,340	$(1,365)	$2,609
Composition of intersegment revenues	—	1,365	—	1,365
Operating income (loss)	(140)	82	—	(58)
Depreciation expense	323	68	—	385
Segment assets	56,535	7,191	—	63,726
Expenditures for property and equipment	—	6	—	6

Segment Reporting for the Three Months ended March 31, 2001
(in thousands)

	Owned Orchards	Contract Farming	Intersegment elimination	Total
Revenues	$1,740	$2,525	$(1,248)	$3,017
Composition of intersegment revenues	—	1,248	—	1,248
Operating income (loss)	(353)	52	—	(301)
Depreciation expense	310	72	—	382
Segment assets	57,248	6,295	—	63,543
Expenditures for property and equipment	—	—	—	—

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

(5)
CASH DISTRIBUTIONS

        On March 7, 2002, a first quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on May 15, 2002 to unitholders of record as of the close of business on March 29, 2002.

ML MACADAMIA ORCHARDS, L.P.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

        For the first quarter 2002, ML Macadamia Orchards recorded a net loss of $146,000 or $0.02 per Class A Unit, compared to a net loss of $416,000, or $0.05 per Class A Unit, for the first quarter 2001. Total revenues for the first quarter 2002 were $2.6 million, which included $975,000 of farming service revenue. First quarter 2001 revenue was $3.0 million, which included $1.3 million of farming service revenue.

Owned-orchard Segment

        For the three months ending March 31, 2002 and 2001, nut production, nut prices and nut revenues are summarized below:

	For the Three Months Ended March 31,
	2002	2001	Change
Nut harvested (000's pounds WIS @25%)	3,385	3,513	-4%
Nut price (per pound)	$0.4823	$0.4953	-3%

Net nut sales ($000's)	1,634	1,740	-6%

        Production for the three-month period ending March 31, 2002 was 3.4 million pounds, 4% less than for the first quarter 2001, and equal to the Partnership's 10-year average of 3.4 million pounds for first quarter production. In 2001 an additional 266,000 pounds of nuts were also delivered but not recorded as revenue due to a dispute with Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), the exclusive purchaser of all the Partnership's nut production. A settlement was reached with Mauna Loa and payment was received for all previously unpaid production in October of 2001.

        Average nut prices received for the first quarter of 2002 were 48¢ per pound compared to an average of 50¢ per pound for the first quarter of 2001. The price that the Partnership receives for its nuts is based 50% on the current year processing and marketing results of Mauna Loa and 50% on USDA-reported macadamia nut prices for the two preceding years. The USDA portion for the current year will be lower than the previous year by 4%. The Mauna Loa portion of the current year's nut price is currently estimated to be the same as 2001. However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 2001, the actual average nut price received by the Partnership was 48¢ per pound.

        Cost of goods sold (owned-orchard segment) for the first quarter 2002 was $1.4 million, or 42¢ per pound, compared to $1.5 million, or 41¢ per pound, for the first quarter 2001. Production costs are based on annualized standard unit costs for interim reporting periods. The first quarter 2002 is estimated to be about the same as the first quarter 2001.

Farming Segment

        Farming service revenue was $975,000 for the first quarter 2002 compared with $1.3 million for the first quarter 2001. The cost of services sold was $894,000 in 2002 and $1.2 million in 2001, which included $68,000 and $139,000 of depreciation expense, respectively. During 2001 work was done to repair damage caused by the November 2000 storm. Revenue during the first quarter of 2001 related to the repair work was $69,000. Also, because of the November 2000 storm harvesting that would have been performed in the fourth quarter of 2000 was performed in the first quarter of 2001. An additional 210,000 pounds of nuts were harvested in the first quarter of 2001 compared to the first quarter 2002. The revenue related to the additional harvesting in the first quarter of 2001 was $95,000. Lastly, as a result of the decrease in the nut price a more conservative approach to farming was implemented during the later part of 2001 and continued in the first quarter of 2002.

General and Administrative Expenses

        General and administrative expenses are lower for the first quarter 2002 by $203,000 compared to the same period in 2001. The Partnership incurred $159,000 in legal expenses related to the lawsuit with Mauna Loa in the first quarter 2001. Additionally, the Honolulu office was operating in the 1st quarter 2001. Its operations were consolidated with the office in Hilo resulting in employee reduction therein reducing costs in the 1st quarter of 2002 by $22,000.

Other Income and Expenses

        The Partnership recorded interest expense of $97,000 for the first quarter 2002 and $113,000 for the first quarter of 2001. This was due to (1) the long-term loan used to acquire the farming operations, (2) capitalized equipment leases, and (3) interest expense on the revolving line of credit.

        Interest income was $19,000 for the first quarter of 2002 and $7,000 for the first quarter of 2001.

Liquidity and Capital Resources

        Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the harvesting season.

        The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. On March 31, 2002 the Partnership had a cash balance of $203,000 and $800,000 in short-term borrowings. The Partnership anticipates borrowing from the revolving line of credit to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, usually from the beginning of harvesting operation in June or July to the following January.

        On March 31, 2002, the Partnership had $3.8 million in outstanding long-term debt representing a $3.6 million ten-year note under its Credit Agreement and $248,000 of capital leases. This compares to $4.2 million long-term debt at March 31, 2001, represented by $4.0 million ten-year note under its Credit Agreement and $162,000 of capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II—Item 2 below.

        On March 31, 2002 the Partnership's working capital was $3.3 million and its current ratio was 2.16 to 1, up from $1.4 million and 1.69 to 1 on March 31, 2001. The higher working capital for 2002 is due to the settlement of the dispute with Mauna Loa Macadamia Nut Corporation and profitable operations in 2001. The Partnership's Credit Agreement requires a working capital minimum of $2.5 million and a minimum current ratio of 1.50 to 1. The Partnership is in compliance with the credit terms of its Credit Agreement.

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

        On January 30, 2002, the Partnership received a payment of $2.4 million from Mauna Loa on a total receivable of $5.4 million and issued a notice of nonperformance to Mauna Loa, providing 30 days to remedy the nonperformance. Since January, six additional payments were received totaling $1.6 million, leaving an unpaid past due balance of approximately $1.4 million. On March 11, Mauna Loa was provided with a Notice of Default. Additionally, the $1.8 million payment for nuts delivered in the first quarter of 2002 has not been received, which was due on April 30, 2002.

        The Partnership believes that the receivables from Mauna Loa will be collected over the next several months and has not established an allowance for this account. The Partnership is assessing various alternatives on the defaulted contracts and may file suit for collection.

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

ML MACADAMIA ORCHARDS, L.P. (Registrant)
	By	ML Resources, Inc. Managing General Partner
Date: May 13, 2002	By	/s/ DENNIS J. SIMONIS Dennis J. Simonis President and Chief Operating Officer (and Duly Authorized Officer)
	By	/s/ WAYNE W. ROUMAGOUX Wayne W. Roumagoux Principal Accounting Officer

QuickLinks

ML MACADAMIA ORCHARDS, L.P. INDEX
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