Form 10-Q
period 2002-06-30
ML MACADAMIA ORCHARDS L P
filed 2002-08-14
CIK 792161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Yes ☒    No ☐

        As of June 30, 2002 Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

INDEX

Page
Part I—Financial Information
Item 1. Financial Statements	3-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Part II—Other Information
Item 2. Changes in Securities	14
Item 6. Exhibits and Reports on Form 8-K	14
Signature	15

ML Macadamia Orchards, L.P.
Balance Sheets
(in thousands)

	June 30,
			December 31, 2001
	2002	2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5	$19	$357
Accounts receivable	1,996	1,923	6,486
Inventory of farming supplies	142	143	157
Annualized cost adjustment	2,617	2,233	—
Other current assets	245	149	46

Total current assets	5,005	4,467	7,046
Land, orchards and equipment, net	56,982	59,370	58,259
Intangible assets, net	23	26	24

Total assets	$62,010	$63,863	$65,329

Liabilities and partners' capital
Current liabilities
Current portion of long-term debt	$466	$459	$475
Short-term borrowing	500	600	1,200
Accounts payable	154	172	466
Cash distributions payable	379	379	379
Accrued payroll and benefits	489	598	859
Other current liabilities	144	289	484

Total current liabilities	2,132	2,497	3,863
Long-term debt	2,959	3,289	3,402
Deferred income tax liability	1,220	1,199	1,220

Total liabilities	6,311	6,985	8,485

Commitments and contingencies
Partners' capital
General partners	557	569	569
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	55,142	56,309	56,275

Total partners' capital	55,699	56,878	56,844

Total liabilities and partners' capital	$62,010	$63,863	$65,329

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Income Statements (unaudited)
(in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Macadamia nut sales	$88	$1,466	$1,722	$3,206
Contract farming revenue	574	696	1,549	1,973

Total revenues	662	2,162	3,271	5,179

Cost of goods and services
Costs expensed for farming and services	340	782	2,182	3,094
Depreciation and amortization	96	147	481	529
Other	96	—	186	71

Total cost of goods sold	532	929	2,849	3,694

Gross income	130	1,233	422	1,485

General and administrative expenses
Costs expensed under management contract with related party	42	96	103	157
Other	265	340	554	832

Total general and administrative expenses	307	436	657	989

Operating income (loss)	(177)	797	(235)	496
Interest expense	(78)	(97)	(175)	(210)
Interest income	19	40	38	47

Income (loss) before tax	(236)	740	(372)	333
Income tax expense	5	38	15	47

Net income (loss)	$(241)	$702	$(387)	$286

Net cash flow (as defined in the Partnership Agreement)	$(568)	$435	$(358)	$387

Net income (loss) per Class A Unit	$(0.03)	$0.09	$(0.05)	$0.04

Net cash flow per Class A Unit	$(0.07)	$0.06	$(0.05)	$0.05

Cash distributions per Class A Unit	$0.05	$0.05	$0.10	$0.10

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Partners' Capital (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Partners' capital at beginning of period:
General partners	$563	$566	$569	$574
Class A limited partners	55,756	55,988	56,275	56,775

	56,319	56,554	56,844	57,349

Allocation of net income (loss)
General partners	(2)	7	(4)	3
Class A limited partners	(239)	695	(383)	283

	(241)	702	(387)	286

Cash distributions:
General partners	4	4	8	8
Class A limited partners	375	375	750	750

	379	379	758	758

Partners' capital at end of period:
General partners	557	569	557	569
Class A limited partners	55,142	56,309	55,142	56,309

	$55,699	$56,878	$55,699	$56,878

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Cash received from goods and services	$3,423	$2,889	$7,912	$7,987
Cash paid to suppliers and employees	(2,512)	(3,013)	(6,341)	(6,340)
Interest received	—	—	—	7

Net cash provided (used) by operating activities	911	(124)	1,571	1,654

Cash flows from investing activities:
Acquisition of orchards and farming business	(7)	(20)	(13)	(20)

Net cash used in investing activities	(7)	(20)	(13)	(20)

Cash flows from financing activities:
Proceeds from line of credit	2,000	600	3,500	1,400
Payments from line of credit	(2,300)	—	(4,200)	(1,700)
Payments on long term borrowings	(400)	(400)	(400)	(400)
Capital lease payments	(23)	(14)	(52)	(28)
Cash distributions paid	(379)	(379)	(758)	(1,061)

Net cash used in financing activities	(1,102)	(193)	(1,910)	(1,789)

Net decrease in cash	(198)	(337)	(352)	(155)
Cash at beginning of period	203	356	357	174

Cash at end of period	$5	$19	$5	$19

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(241)	$702	$(387)	$286
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	96	147	481	529
Decrease in accounts receivable	2,811	567	4,490	2,671
Decrease in inventories	24	16	15	25
Increase in annualized cost adjustment	(1,386)	(1,406)	(1,810)	(1,471)
Decrease (increase) in other current assets	(18)	42	(196)	(125)
Increase (decrease) in accounts payable	(119)	18	(312)	(60)
Decrease in accrued payroll and benefits	(146)	(131)	(370)	(296)
Increase (decrease) in other current liabilities	(110)	(77)	(340)	95

Total adjustments	1,152	(826)	1,958	1,368

Net cash provided by (used in) operating activities	$911	$(124)	$1,571	$1,654

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.
Notes to Financial Statements

(1) BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2002, June 30, 2001 and December 31, 2001 and the results of operations, changes in partners' capital and cash flows for the periods ended June 30, 2002 and 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

        The following is a summary of each reportable segment's operating income and the segment's assets as of, and for the three and six-month periods ended, June 30, 2002 and 2001 (000's).

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Owned orchards	$88	$1,466	$1,722	$3,206
Contract farming	836	1,280	2,273	3,705
Intersegment elimination (all contract farming)	(262)	(584)	(724)	(1,732)

Total	$662	$2,162	$3,271	$5,179

Operating income (loss):
Owned orchards	$(240)	$685	$(380)	$285
Contract farming	63	112	145	211

Total	$(177)	$797	$(235)	$496

Depreciation:
Owned orchards	$44	$85	$361	$395
Contract farming	52	62	120	134

Total	$96	$147	$481	$529

Expenditures for property and equipment:
Owned orchards	$7	$20	$13	$20
Contract farming	—	—	—	—

Total	$7	$20	$13	$20

Segment assets:
Owned orchards			$55,537	$57,197
Contract farming			6,473	6,666

Total			$62,010	$63,863

        All revenues are from sources within the United States.

(3) INTERIM REPORTING

        All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(4) LONG-TERM CREDIT

        Revolving Credit Loan.    On May 2, 2000, the Partnership entered into a credit agreement with Pacific Farm Credit Services, under which it will have available a $5 million revolving credit facility through April 30, 2004. There was $500,000 in borrowings outstanding under this credit facility as of June 30, 2002.

        Borrowings under this agreement bear interest at the prime lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

        Term Debt.    As of June 30, 2002, the Partnership owed $3.2 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 3.67 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5) PARTNERS' CAPITAL

        All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income (loss) per Class A Unit is calculated by dividing 99% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(6) CASH DISTRIBUTIONS

        On June 14, 2002, a second quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on August 15, 2002 to unit holders of record as of the close of business on June 28, 2002.

ML MACADAMIA ORCHARDS, L.P.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

        The Partnership prepares its Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, estimated nut price, annualized production costs, asset impairment and self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Financial Statements.

Results of Operations

        ML Macadamia Orchards' net loss for the second quarter of 2002 was $241,000, compared to net income of $702,000 recorded in same period in 2001. This decrease is largely the result of a favorable ruling in the litigation against Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), the Partnership's exclusive customer, which was recorded as $1.05 million additional revenue in the second quarter of 2001. Net loss per Class A Unit was $0.03 compared to last year's quarterly net income of $0.09. Net cash flow, as defined in the Partnership Agreement, per Class A Unit decreased to a negative $0.07 from $0.06.

        The decline in second quarter revenues of $662,000 compared to $2.2 million for last year's second quarter, was due mainly to the outcome of litigation against Mauna Loa recorded in the second quarter of 2001. The second quarter normally accounts for less than 4% of the total year's harvest and revenues. It marks the end of the crop year that began the previous July, and harvesting is usually at a minimum.

        Net loss for the six months ended June 30, 2002 was $387,000, down from a profit of $286,000 recorded in the first half of 2001. Net loss per Class A Unit was $0.05 compared to net income of $0.04 for the first half of last year and net cash flow per Class A Unit was a negative $0.05 compared to $0.05 last year.

        Revenues for the first six months of 2002 amounted to $3.3 million, 37% lower than the $5.2 million recorded in the first half of 2001. The year 2001 included approximately $1 million in revenue from the favorable outcome of litigation.

Owned-orchard Segment

        For the three months and the six months ending June 30, 2002 and 2001, nut production, nut prices and revenues are summarized below:

	For the Three Months Ended June 30,
	2002	2001	Change
Nut harvested (000's pounds WIS)	271	849	-68%
Nut price (per pound)	$0.4682	$0.4906	-5%

Net nut sales ($000's)	127	417	-70%
1st quarter estimated price adjustment	(39)	—
Revenue settlement ($000's)	—	1,049

Total nut sales ($000's)	88	1,466	-94%

	For the Six Months Ended June 30,
	2002	2001	Change
Nut harvested (000's pounds WIS)	3,657	4,628	-21%
Nut price (per pound)	$0.4709	$0.4660	+1%

Net nut sales ($000's)	1,722	2,157	-20%
Revenue settlement ($000's)	—	1,049

Total nut sales ($000's)	1,722	3,206	-46%

        Production for the three-month period ending June 30, 2002 was approximately 68% below the three-month period ending June 30, 2001. The six-month period ending June 30, 2002 was 21% lower than the same period in 2001. The decrease is attributable to timing and the harvest is expected to improve with the fall harvest.

        The Partnership's nut price is determined by a formula, which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa, our exclusive purchaser. The average nut price reflected in the second quarter 2002 results was $0.4682, a 5% decline from the second quarter 2001. This price is based on Mauna Loa's latest estimate and may be different from the price that is ultimately paid. For the six-month period, the estimated nut price is up by 1% compared to the same period in 2001. The USDA portion of the current year's nut price will be 4% lower than the previous year, and the Mauna Loa portion of the current year's nut price is estimated to be flat (to the prior full year actual). However, the final nut price for the year is not known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 2001, the actual average nut price received by the Partnership was $0.4830.

        Production costs are based on annualized standard unit costs for interim reporting periods. Total production costs for the owned-orchards were lower for the three-month period in 2002 compared to the same period in 2001 due to the lower production. For the six-month period, farming costs for the current year were lower for the same reason.

Crop Year Production Results

        Macadamia nut production for the 2001-2002 crop year (July 1 to June 30) totaled 22.0 million pounds, 1% more than the 2000-2001 crop year. The Keaau and Mauna Kea regions benefited from dryer weather early in the growing season and recorded harvests well above their historical averages.

The Ka'u region showed some recovery from the effects of recent drought conditions, but experienced a major rainstorm and flooding in November 2000. It is estimated that between 700,000 and one million pounds of nuts were lost which reduced the production in the 2000-2001 crop year.

        Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year Ended June 30,
				2002 Over 2001	2001 Over 2000
	2002	2001	2000
Keaau	8,596	8,177	10,260	+ 5%	- 20%
Ka'u	12,297	12,271	10,720	—	+ 14%
Mauna Kea	1,146	1,375	2,069	- 17%	- 34%

Total Production	22,039	21,823	23,049	+ 1%	- 5%

Farming Segment

        Revenue generated from the farming of macadamia orchards owned by other growers was $574,000 for the second quarter 2002, or 18% lower than the three months ended June 30, 2001. Farming expenses for the quarter ended June 30, 2002 were $511,000, which included $52,000 of depreciation expense. Farming revenues for the first half of 2002 amounted to $1,549,000 or 21% less than the six months ended June 30, 2001. The decline in the farming revenues is a result of the flood of November 2000 which resulted in repairs to the damaged fields as well as causing production which would have happened in 2000 being done in 2001. Related farming expenses were $1,404,000, including $120,000 in depreciation.

Other Income and Expenses

        The Partnership recorded interest expense of $78,000 for the second quarter 2002, which was $19,000 lower than the same period in 2001. For the six months ended June 30, 2002 and 2001, interest expense was $175,000 and $210,000, respectively. The interest results from borrowings required to acquire the farming operations and late payment by Mauna Loa.

        Interest income decreased by $21,000 for the quarter and $9,000 for the first half of 2002 compared to 2001 for the same reasons discussed above.

Liquidity and Capital Resources

        For the six months ended June 30, 2002, cash provided from operations of $1.6 million was derived principally from a decrease in accounts receivable less an increase in the annualized cost adjustment and a decrease in accounts payable. Cash provided by operations was used to pay distributions to unit holders of $758,000 and repay debt. During the period the Partnership repaid $400,000 under its term loan agreement and $700,000 on its revolving line of credit.

        At June 30, 2002, the Partnership had $3.4 million in outstanding long-term debt representing a $3.2 million ten-year note under a new Credit Agreement and $174,000 of capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II—Item 2 below.

        Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

        The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The Partnership had cash balances of $5,000 and $19,000 at June 30, 2002 and 2001, respectively and there was $500,000 drawn on the line of credit as of June 30, 2002. The Partnership anticipates borrowing from the revolving line of credit during the last five months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.

        On January 30, 2002, the Partnership received a payment of $2.4 million from Mauna Loa on a total receivable of $5.4 million for nuts delivered in the 4th quarter of 2001. The balance has been paid through 14 periodic installments between January 30 and June 15, 2002. Additionally, the $1.8 million payment for nuts delivered in the first quarter of 2002 was deferred by Mauna Loa and has since been collected by the Partnership.

        It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

Other Developments

        After three consecutive years of drought conditions in the Ka'u region, the orchards received 52 inches of rainfall in the first half of 2002, as compared to nine inches in 2001. It is expected that the rainfall will have a positive impact on production and quality in this region.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of June 30, 2002, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $32,000.

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

  6.
  Minimum debt coverage ratio of 2.5 to 1. The Partnership is in compliance with all loan covenants as of June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

Exhibit Number	Description
11.1	Statement re Computation of Net Income (loss) per Class A Unit
99.1	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K:

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P. (Registrant)
	By	ML Resources, Inc. Managing General Partner
Date: July 31, 2001	By	/s/ DENNIS J. SIMONIS Dennis J. Simonis President and Chief Operations Officer (and Duly Authorized Officer)
	By	/s/ WAYNE W. ROUMAGOUX Wayne W. Roumagoux Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits	Page No.
11.1	Statement re Computation of Net Income (loss) per Class A Unit	16
99.1	Certification of Officers pursuant to 18 U.S.C. Section 1350	17

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