Form 10-Q
period 2002-09-30
ML MACADAMIA ORCHARDS L P
filed 2002-11-13
CIK 792161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9145

ML MACADAMIA ORCHARDS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26-238 Hawaii Belt Road HILO, HAWAII	96720
(Address Of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: 808-969-8057

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of September 30, 2002, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

INDEX

		Page
Part I—	Financial Information
Item 1.	Financial Statements	3-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
Part II —	Other Information
Item 2.	Changes in Securities	14
Signatures		15
Certifications		16-18
Item 6.	Exhibits and Reports on Form 8-K	19

ML Macadamia Orchards, L.P.

Balance Sheets (unaudited)

(in thousands)

	September 30,
			December 31, 2001
	2002	2001
Assets
Current assets
Cash and cash equivalents	$54	$140	$357
Accounts receivable	5,045	5,813	6,486
Inventory of farming supplies	156	145	157
Annualized cost adjustment	1,629	1,684	—
Other current assets	173	107	46

Total current assets	7,057	7,889	7,046
Land, orchards and equipment, net	56,388	58,728	58,259
Intangible assets, net	22	25	24

Total assets	$63,467	$66,642	$65,329

Liabilities and partners' capital
Current liabilities
Current portion of long-term debt	$458	$456	$475
Short-term borrowing	1,900	3,000	1,200
Accounts payable	317	307	466
Accounts payable to related party	28	28	—
Cash distributions payable	379	379	379
Accrued payroll and benefits	686	649	859
Other current liabilities	163	363	484

Total current liabilities	3,931	5,182	3,863
Long-term debt	2,952	3,277	3,402
Deferred income tax liability	1,220	1,199	1,220

Total liabilities	8,103	9,658	8,485

Commitments and Contingencies
Partners' capital
General partners	554	569	569
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	54,810	56,415	56,275

Total partners' capital	55,364	56,984	56,844

Total liabilities and partners' capital	$63,467	$66,642	$65,329

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Macadamia nut sales	$3,953	$3,632	$5,675	$6,838
Contract farming revenue	1,136	1,135	2,685	3,108

Total revenues	5,089	4,767	8,360	9,946

Cost of goods and services
Costs expensed for farming and services	3,903	3,631	6,271	6,796
Depreciation and amortization	644	632	1,125	1,160

Total cost of goods sold	4,547	4,263	7,396	7,956

Gross income	542	504	964	1,990

General and administrative expenses
Costs expensed under management contract with related party	55	35	158	193
Other	462	77	1,016	909

Total general and administrative expenses	517	112	1,174	1,102

Operating income (loss)	25	392	(210)	888
Interest expense	(66)	(115)	(241)	(325)
Interest income	3	17	41	64
Other income	96	207	96	207

Income (loss) before tax	58	501	(314)	834
Income tax expense	15	16	30	63

Net income (loss)	$43	$485	$(344)	$771

Net cash flow (as defined in the Partnership Agreement)	$673	$1,103	$315	$1,489

Net income (loss) per Class A Unit	$0.01	$0.06	$(0.05)	$0.10

Net cash flow per Class A Unit	$0.09	$0.15	$0.04	$0.20

Cash distributions per Class A Unit	$0.05	$0.05	$0.15	$0.15

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners' Capital (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Partners' capital at beginning of period:
General partners	$557	$569	$569	$574
Class A limited partners	55,142	56,309	56,275	56,775

	55,699	56,878	56,844	57,349

Allocation of net income (loss)
General partners	—	4	(3)	7
Class A limited partners	43	481	(341)	764

	43	485	(344)	771

Cash distributions:
General partners	3	4	12	12
Class A limited partners	375	375	1,125	1,125

	379	379	1,137	1,137

Partners' capital at end of period:
General partners	554	569	554	569
Class A limited partners	54,810	56,415	54,810	56,415

	$55,364	$56,984	$55,364	$56,984

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Cash received from goods and services	$1,905	$1,183	$9,817	$9,177
Cash paid to suppliers and employees	(2,818)	(3,030)	(9,159)	(9,370)

Net cash provided by (used in) operating activities	(913)	(1,847)	658	(193)

Cash flows from investing activities:
Capital expenditures	(46)	(39)	(59)	(59)

Net cash used in investing activities	(46)	(39)	(59)	(59)

Cash flows from financing activities:
Proceeds from line of credit	2,100	2,500	5,600	3,900
Payment of line of credit	(700)	(100)	(4,900)	(1,800)
Payments on long term borrowing	—	—	(400)	(400)
Capital lease payments	(14)	(14)	(66)	(42)
Cash distributions paid	(378)	(379)	(1,136)	(1,440)

Net cash provided by (used in) financing activities	1,008	2,007	(902)	218

Net increase (decrease) in cash	49	121	(303)	(34)
Cash at beginning of period	5	19	357	174

Cash at end of period	$54	$140	$54	$140

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$43	$485	$(344)	$771
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	644	632	1,125	1,160
Decrease (increase) in accounts receivable	(3,048)	(3,891)	1,442	(1,220)
Decrease (increase) in inventories	(13)	(2)	2	23
Decrease (increase) in annualized cost adjustment	983	683	(827)	(797)
Decrease (increase) in other current assets	71	43	(125)	(82)
Increase (decrease) in accounts payable	191	163	(121)	103
Increase (decrease) in accrued payroll	197	63	(173)	(233)
Increase (decrease) in other current liabilities	19	(23)	(321)	82

Total adjustments	(956)	(2,332)	1,002	(964)

Net cash provided by (used in) operating activities	$(913)	$(1,847)	$658	$(193)

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1)
BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. ("the Partnership") include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2002, September 30, 2001 and December 31, 2001 and the results of operations, changes in partners' capital and cash flows for the periods ended September 30, 2002 and 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

        The following is a summary of each reportable segment's operating income (loss) and the segment's assets as of, and for the three and nine month periods, ended September 30, 2002 and 2001

(000's). Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Owned orchards	$3,953	$3,632	$5,675	$6,838
Contract farming	2,278	1,561	4,551	5,266
Intersegment elimination (all contract farming)	(1,142)	(426)	(1,866)	(2,158)

Total	$5,089	$4,767	$8,360	$9,946

Operating income:
Owned orchards	$(71)	$278	$(451)	$550
Contract farming	$96	$114	$241	$338

Total	$25	$392	$(210)	$888

Depreciation:
Owned orchards	$557	$476	$918	$870
Contract farming	87	156	207	290

Total	$644	$632	$1,125	$1,160

Expenditures for property and equipment:
Owned orchards	$46	$39	$59	$59
Contract farming	—	—	—	—

Total	$46	$39	$59	$59

Segment assets:
Owned orchards			$57,820	$60,392
Contract farming			5,647	6,250

Total			$63,467	$66,642

        All revenues are from sources within the United States.

(3)
INTERIM REPORTING

        All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(4)
LONG-TERM CREDIT

        Revolving Credit Loan.    On May 2, 2000, the Partnership entered into a credit agreement with Pacific Farm Credit Services, under which it will have available a $5 million revolving credit facility through April 30, 2004. There was $1,900,000 in borrowings outstanding under this credit facility as of September 30, 2002.

        Borrowings under this agreement bear interest at the prime-lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily-unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

        Term Debt.    As of September 30, 2002, the Partnership owed $3.2 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 3.5625 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5)
PARTNERS' CAPITAL

        All capital allocations reflect the general partner's 1% equity interest and the limited partners' 99% percent equity interest. Net income (loss) per Class A Unit is calculated by dividing 99% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(6)
CASH DISTRIBUTIONS

        On September 12, 2002 a third quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on November 15, 2002 to unit holders of record as of the close of business on September 30, 2002.

(7)
COMMITMENTS

        The Partnership has reached agreement to purchase approximately 1,774 acres of land currently under long-term leases with C. Brewer and Company, Limited for $1.1 million. The owner of the parent company of the Partnership's general partner is a shareholder and director of C. Brewer and Company, Limited. The transaction will be financed under a new credit facility and is expected to close prior to December 31, 2002.

ML MACADAMIA ORCHARDS, L.P.

        Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

        The Partnership prepares its Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, estimated nut price, annualized production costs, asset impairment and self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Financial Statements.

Results of Operations

        ML Macadamia Orchards' net income for the third quarter of 2002 was $43,000, as compared to the $485,000 recorded in same period in 2001, which included a legal fee recovery of $200,000. Net income per Class A Unit was $0.01 compared to last year's net income of $0.06. Net cash flow per Class A Unit decreased to $0.09 from $0.15.

        Total revenues for the third quarter 2002 were $5.1 million, of which $4.0 million was nut revenue and $1.1 million farming revenue. This compared to last year's third quarter revenues of $4.8 million, of which $3.6 million was nut revenue and $1.1 million was farming revenue.

        Net loss for the nine months ended September 30, 2002 was $344,000, compared to net income of $771,000 recorded in the first nine months of 2001. Net income for the first three quarters of the both years is based on an estimated nut price from Mauna Loa, which will be actualized in the fourth quarter results. Net loss per Class A Unit was $0.05 compared to net income of $0.10 last year and net cash flow per Class A Unit was $0.04 compared to $0.20.

        Revenues for the first nine months of 2002 were $8.4 million, 16% lower than the $9.9 million recorded in the first nine months of 2001. The prior year includes approximately $1 million in revenue from the favorable outcome of litigation.

Owned-orchard Segment

        For the three months and the nine months ending September 30, 2002 and 2001, nut production, nut prices and revenues are summarized below:

	For the Three Months Ended September 30,
	2002	2001		Change
Nut harvested (000's pounds WIS)	8,438	7,389	+	14%
Nut price (per pound)	$0.4685	$0.4915	—	5%

Total nut sales ($000's)	$3,953	$3,632	+	9%

	For the Nine Months Ended September 30,
	2002	2001		Change
Nut harvested (000's pounds WIS)	12,090	11,998	+	1%
Nut price (per pound)	$0.4694	$0.4942	—	5%

Net nut sales ($000's)	5,675	5,930	—	4%
Litigation Revenues ($000's)	—	908

Total nut sales ($000's)	$5,675	$6,838

        Production for the three-month period ending September 30, 2002 was 14% higher than the three-month period ending September 30, 2001. The nine-month period ending September 30, 2002 was 1% higher than the same period in 2001. The production for the third quarter 2002 was 37% above the historical average for this period. The production for the nine month period ending September 30, 2002 was 15% higher the historical average for this period.

        The average nut price received for the third quarter 2002 was $0.4685, a 5% decline from the third quarter 2001. This price is based on Mauna Loa's latest estimate and may be different from the price that is ultimately paid. For the nine-month period, nut prices declined by 5% compared to the same period in 2001. The Partnership's nut price is determined by a formula which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation ("Mauna Loa"), our exclusive purchaser. The USDA portion of the current year's nut price will be 4% lower than the previous year, and the Mauna Loa portion of the current year's nut price is estimated to be flat (to the prior full year actual). However, the final nut price for the year is not known until the completion of the year, when Mauna Loa's books have been closed and audited and that portion of the nut price is determined. For the full year 2001, the actual average nut price received by the Partnership was $0.4830.

        Production costs are based on annualized standard unit costs for interim reporting periods. Total production costs for the owned-orchards for the three-months ended September 30, 2002 were equal to the same period in 2001, despite higher production. For the nine-month period, farming costs for the current year were lower as 2002 did not have the flood repairs as occurred in 2001.

Farming Segment

        Revenue generated from the farming of macadamia orchards that are owned by other growers was $1,136,000 for the third quarter 2002, or equivalent to the three months ended September 30, 2001. Farming expenses for the quarter ended September 30, 2002 were $1,040,000, which included $87,000 of depreciation expense. Farming revenues for the first nine months of 2002 were $2,685,000 compared to the nine months in 2001 of $3,108,000.

Other Income and Expenses

        The Partnership recorded interest expense of $66,000 for the third quarter 2002, which was $49,000 less than the same period in 2001. For the nine months ended September 30, 2002 and 2001, interest expense was $241,000 and $325,000, respectively. The interest results from borrowings required to acquire the farming operations and provide working capital for off-season farming operations. The decrease is the result of lower balances on the line of credit, paid down with the proceeds from collection of receivables.

        Interest income decreased by $14,000 for the quarter and decreased $23,000 for the first nine months of 2002 compared to 2001.

        Other income of $96,000 was recorded in the third quarter of 2002 as a result of the early termination of certain lease rights held by the Partnership. Other income is $96,000 and $207,000 for the nine months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

        For the nine months ended September 30, 2002, cash provided by operations of $658,000 was derived principally from an decrease in accounts receivable, an increase in the annualized cost adjustment and a decrease in liabilities. Cash provided by operations was used to pay distributions to Unit holders of $1.1 million. During the nine-month period the Partnership has borrowed $700,000 net on its revolving line of credit, approximately $700,000 less than net borrowings in the first nine months of the prior year.

        At September 30, 2002, the Partnership had $3.4 million in outstanding long-term debt representing a $3.2 million ten-year note under a Credit Agreement and $210,000 of capital leases. The Credit Agreement contains certain restrictions, which are discussed in Part II—Item 2 below.

        Macadamia nut farming is seasonal, with production peaking in the fall and winter. However, farming operations continue year round. As a result, additional working capital is required for much of the year.

        The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The Partnership had a cash balance of $54,000 at September 30, 2002 and there was $1,900,000 drawn on the line of credit. The Partnership has repaid the line of credit as of October 31, 2002 and anticipates borrowing from the revolving line of credit during the last two months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.

        It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

Other Developments

        The Partnership has reached agreement to purchase approximately 1,774 acres of land currently under long-term leases with C. Brewer and Company, Limited for $1.1 million. The transaction will be financed under a new credit facility and is expected to close prior to December 31, 2002.

        The Ka'u region, which had suffered from drought conditions in the prior three years, has received 56 inches of rain in the first nine months of 2002. This exceeds the 10-year average of 38 inches and the nine month period of 2001 which was 19 inches of rain.

        On October 30, 2002, the Partnership received a partial payment of $2.8 million from Mauna Loa, on a total receivable of $3.9 million for nuts delivered and services provided in the 3rd quarter of 2002. Mauna Loa has indicated that it expects to pay the remaining balance in November.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of September 30, 2002, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $32,000.

Item 4. Controls and Procedures

          (a)  Under the supervision and with the participation of our management, including our                        principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that the Partnership's disclosure controls and procedures are effective.

          (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

4.
Minimum tangible net worth of $54.5 million (reduced by the amount of allowed cash distributions since January 1, 2002 exceeds tangible net worth plus positive annual net income beginning January 1, 2002).

5.
Maximum ratio of funded debt to capitalization of 20%.

6.
Minimum debt coverage ratio of 2.5 to 1.

        The Partnership is in compliance with all covenants of the Credit Agreement with Pacific Coast Farm Credit Services as of September 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

Exhibit Number	Description	Page Number
11.1	Statement re Computation of Net Income (loss) per Class A Unit	20
99.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21
(b)
Reports on Form 8-K:

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P. (Registrant)
	By:	ML Resources, Inc. Managing General Partner
Date: November 12, 2002	By	/s/ DENNIS J. SIMONIS Dennis J. Simonis President and Chief Operating Officer
	By	/s/ WAYNE W. ROUMAGOUX Wayne W. Roumagoux Principal Accounting Officer

CERTIFICATIONS

I, John W.A. Buyers, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of M. L. Macadamia Orchards, L.P.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ JOHN W.A. BUYERS John W.A. Buyers Chairman and Chief Executive Officer

I, Dennis J. Simonis, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of M. L. Macadamia Orchards, L.P.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:  November 12, 2002

/s/ DENNIS J. SIMONIS Dennis J. Simonis President and Chief Operating Officer

I, Wayne W. Roumagoux, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of M. L. Macadamia Orchards, L.P.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ WAYNE W. ROUMAGOUX Wayne W. Roumagoux Senior Financial Officer

EXHIBIT INDEX

Number	Description of Exhibits	Page No.
11.1	Statement re Computation of Net Income (loss) per Class A Unit	20
99.1	Certification of Officers pursuant to 18 U.S.C. Section 1350	21

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
Part II—Other Information
SIGNATURE
EXHIBIT INDEX