Form 10-K
period 2002-12-31
ML MACADAMIA ORCHARDS L P
filed 2003-03-26
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number    1-9145

ML MACADAMIA ORCHARDS, L.P.

 (Exact Name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26-238 Hawaii Belt Drive HILO, HAWAII	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(808) 969-8057
Registrant’s website:	www.mlmacadamia.com

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing Class A Limited Partners’ Interests	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 20, 2003, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $24,300,000 (based on the closing price on that date of $3.24 per Unit).

PART I

ITEM 1.  BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a publicly traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in Hawaii.  It believes that it is the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 4,169 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)  The Partnership sells all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under long-term nut purchases contracts.  The Partnership farms its own orchards and approximately 2,645 additional acres of macadamia orchards for other orchard owners.  The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”).  Until July 31, 2001, the Managing Partner was a wholly owned subsidiary of C. Brewer and Company, Limited (“CBCL”), which in turn is wholly owned by Buyco, Inc. (“Buyco”).  On August 1, 2001, all of the stock of the Managing Partner was purchased by D. Buyers Enterprises, LLC (“DBE”).  J.W.A. Buyers is the sole owner and Member of DBE and the Chairman of the Board of CBCL.

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

(b) Financial Information about Industry Segments

The response to this section of Item 1 incorporates by reference Note 4 of the Notes to the Consolidated Financial Statements.

(c) Narrative Description of the Business

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts from its orchards to Mauna Loa under long-term nut purchase contracts.  Mauna Loa processes and markets the nuts under the Mauna Loa® brand name and is believed to be the largest processor and marketer of macadamia nuts in the world.  The Partnership is Mauna Loa’s largest single supplier of macadamia nuts.  Mauna Loa was a subsidiary of CBCL until its sale in September 2000 to The Shansby Group.  On May 1, 2000, the Partnership began farming its own macadamia orchards.  Prior to that date, subsidiaries of CBCL performed the farming activities for the Partnership under long-term farming contracts.

Nut Purchase Contracts.  The Partnership is a party to five nut purchase contracts with Mauna Loa.  They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991 and May 2000, respectively.  The 1986 contracts expire in 2006, while the 1989 contract expires in 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the orchard purchase in September 1991 and expires on June 30, 2003.  The fourth contract is similar to the 1986 contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than a calendar year basis, which results in a slightly different nut price.  All four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the United States Department of Agriculture and 50% on Mauna Loa’s “netback component.”  The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound.  The fifth contract expires in 2006.  Its pricing formula is based 100% on the two-year trailing average of USDA reported prices.  The first three nut purchase contracts may be terminated by Mauna Loa upon thirty days’ notice if the Managing Partner is involuntarily removed as the managing general partner and replaced by a person or entity not affiliated with Mauna Loa.  The fourth nut purchase contract is scheduled to terminate June 30, 2003.  The fifth contract may be terminated at any time by mutual agreement in writing.

Competition.  Because the Partnership’s revenues from nut sales are tied to a formula dependent in large part upon Mauna Loa’s market performance, the Partnership bears certain risks associated with Mauna Loa’s marketing of the nuts, including the likelihood of increased future competition. Subsequent to the sale of Mauna Loa to The Shansby Group in September 2000, the Partnership no longer has access to the operational and marketing strategies and financial results of Mauna Loa, as it is no longer a related entity.

Mauna Loa considers its primary competition to be other premium nut products, except in Hawaii where its products compete with those of other macadamia nut producers and other food and non-food tourist items.  As a premium nut, macadamia nuts compete with cashews, almonds and pistachios.

Mauna Loa sells macadamia nuts as “retail” nuts and “commercial” nuts and produces and sells various macadamia nut products. These include pristine salted and unsalted roasted macadamia nuts, packages of diced macadamia nuts and macadamia oil (for cooking and baking), value-added products such as candy-glazed macadamia nuts, chocolate-covered macadamia nuts, chocolate macadamia nut candy bars, honey-roasted macadamia nuts and macadamia nut brittle.

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

Outside the United States, Mauna Loa’s other major market for branded products is Japan and the Far East with some limited distribution in other regions.

The remaining sales are comprised of ingredient nuts, visitor center sales, and mail order sales.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America.  For the 2003 crop, Hawaii was expected to supply 26% of the world crop, and Australia, the world’s largest producer, was expected to supply 40%.

A general decline in nut prices would adversely affect the prices which Mauna Loa could charge for its macadamia nut products and could have a negative effect on its profitability.  Since the purchase price for the Partnership’s nuts under all of its nut purchase contracts is based in part on nut prices reported by the industry and in part on the marketing success of Mauna Loa, a general decline in macadamia nut prices could also adversely affect the Partnership’s revenues.

Macadamia Farming Segment

Since the May 2000 purchase of the macadamia farming operations, the Partnership farms its own 4,169 acres of macadamia orchards and approximately 2,645 additional acres of macadamia orchards owned by other growers.  Prior to May 2000, the Partnership’s orchards were farmed by two subsidiaries of CBCL under four long-term farming contracts.

All the orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership was a party to four farming contracts with two affiliates of CBCL, Ka’u Agribusiness Company, Inc. (“KACI”) and Mauna Kea Agribusiness Company, Inc. (“MKACI”).  Services under these contracts included cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, husking and related services for the Partnership’s orchards.  In return, the Partnership reimbursed KACI and MKACI for direct and indirect costs incurred in providing such services, including an equipment utilization charge and an annual farming fee.  The contracts were terminated May 1, 2000 when the Partnership acquired all the farming assets from KACI and MKACI.

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

Harvesting.  The harvest period begins in the late summer and runs through the following spring.  Mature nuts fall from the trees and are harvested using mechanized harvest equipment when the orchard floor is level enough to permit its use.  Nuts are harvested by hand when the orchard floor is too uneven to permit mechanical harvesting, when the nut drop is very light and when nuts remain after harvesting.  At Keaau, Ka’u and Mauna Kea, seasonal labor for hand harvesting and other operations is generally available from nearby Hilo and adjacent communities.

Mechanical harvesting is less costly than hand harvesting, but mechanical harvesting is possible only where the orchard floor is relatively flat.  Approximately 70% of the orchards in Ka’u, 59% in Keaau and

94% in Mauna Kea are currently mechanically harvested.  The remaining acres are too uneven for mechanical harvesting and must be harvested by hand.

During the harvest season, the nuts are collected every six to ten weeks.  Nuts suffer loss in quality if they remain on the ground too long.  The harvested nuts are then transported to the husking facilities, which are located in Ka’u and Keaau.  The Keaau husking facility is owned by Mauna Loa, and the Ka’u husking facility is owned by the Partnership.  Nuts harvested in the Mauna Kea region are transported to the husking facility in Keaau.  At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content and kernel quality.  Title to the nuts husked in Keaau passes to Mauna Loa after weighing.  Title to the nuts husked at Ka’u pass to Mauna Loa after delivery to the Mauna Loa processing plant in Keaau.  The nuts are then moved to a drying facility.

Processing.  The nuts purchased by Mauna Loa from the Partnership and from the other orchards farmed by the Partnership are primarily processed at Mauna Loa’s processing plant located adjacent to the orchards located in the Keaau area.  The plant was built in 1966 and is presently capable of handling approximately 210,000 pounds of dry-in-shell (commonly abbreviated “DIS”) nuts per day.  Processing at the plant includes drying, cracking, roasting, inspecting and limited packaging.  The plant also includes separate warehouses, a machine shop, storage facilities, husking facilities, nut drying facilities, a generator and a 10,000 square foot chocolate processing plant.  None of these processing facilities are owned by the Partnership.

At Mauna Loa’s plant in Keaau, the harvested nuts pass by conveyors over metal screens, blowers and rock separators that remove extraneous material from the in-husk nuts. The husks are then split and removed by pressing the nuts between steel roller bars and a rubber pad.  At this stage, the nut kernels are still encased in their hard round shells and roughly 20% of their weight is attributable to moisture content.  At this point, the nuts are referred to as wet-in-shell (commonly abbreviated “WIS”).  The WIS weight of the nuts is used to determine payments to be made by Mauna Loa under the Nut Purchase Contracts.  Approximately 20% of the WIS weight of the nuts will become dry salable kernels when all further processing is completed.

After the nuts are weighed, the moisture content of the nuts is reduced by blowing warm air over them, which produces DIS nuts. Metal rollers are used to crack the nuts and remove most of the shell.  Mechanical and optical equipment, as well as hand sorting, are used to separate the salable kernels from unusable nuts and pieces of broken shell.

The dry nut kernels are roasted and then sorted into retail and commercial grades.  At this stage, some of the nuts are bulk-packed and sent to various co-packers on the U.S. mainland for packaging.  At Mauna Loa’s plant in Keaau the nuts may be salted, or covered with chocolate or one of several coatings, and finally packaged, labeled and readied for shipment.

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

The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchard.  As such, these payments are being reflected in the Partnership’s net income ratably through 2019 as a reduction to the depreciation expense reported for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2000, 2001, or 2002.

Risks Involved in Operating Macadamia Orchards

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were  0.9% in 2000,  0.8% in 2001, and 0.9% in 2002. Both crop and tree insurance are in place to protect the Partnership against material losses.

Diseases and Pests.  The Partnership’s Keaau orchards experienced tree replacements of 2.0% in 2000, 2.0% in 2001, and 1.5% in 2002.  Other macadamia growers in the vicinity have also experienced higher than normal tree losses due to a problem known as “Macadamia Quick Decline” (“MQD”).  Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions.  It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD.  Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties.  Approximately 9% of the Partnership’s orchards are variety 333 and 45% are variety 344.  Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  MQD is present in the Ka’u orchards, but tree losses to date have been less than 1% in the Ka’u area.

There are also two types of fungal diseases, which can affect nut production but are not fatal to the trees themselves.  One of these is Phytophthora, which affects the macadamia flowers and nutlets, and the other is Botrytis cinerea.  These types of fungal disease were generally controllable with fungicides, but many of these fungicides are no longer available.  Historically, these fungi have attacked the orchards located in Keaau every three to four years.  There was a Phytophthora occurrence in the Keaau and Mauna Kea orchards from February to mid-March in 1999, which slightly affected the 1999-2000 crop year production for these orchards.  A moderate infestation of Phytophthora occurred in January 2000, and a light infestation occurred in late January-early February 2001.

Rainstorms and Floods.  The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms.  On November 2, 2000, over 30 inches of rain fell in twenty-four hours in East Hawaii.  The orchards in the Ka’u region were in the middle of fall/winter harvesting and an estimated 2.5 million pounds of nuts were washed away. Orchard roads, bridges, and irrigation systems were damaged throughout the area, as well as the state highway.  The Partnership sustained damage to approximately 81 acres of orchards.  Cleanup and irrigation repair cost was approximately $200,000.  Fortunately, only six macadamia trees were washed away.  Some of the orchards owned by others and farmed by the Partnership were more heavily damaged.  Approximately 300 acres of other owners’ orchards were affected by rocks, debris and washouts, including 3,500 trees that were washed away.

Windstorms.  The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to windstorms.  Twenty-four major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to Partnership orchards.  Several of the Partnership’s orchards are surrounded by windbreak trees, which provide limited protection.  Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

Insurance.  The Partnership secures tree insurance each year under a federally subsidized program.  The tree insurance for 2002 provides coverage up to a maximum of approximately $22 million against loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2002-2003 crop year and provides coverage up to a maximum of approximately $9.1 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

Volcanoes.  The orchards are located on the island of Hawaii, where there are two active volcanoes.  To date, no lava flows from either volcano have affected or threatened the orchards.

Rainfall.  The productivity of orchards depends in large part on moisture conditions.  Inadequate rainfall can reduce nut yields significantly, while excessive rain without adequate drainage can foster disease and hamper harvesting operations.  While rainfall at the orchards located in the Keaau and Mauna Kea areas has generally been adequate, the orchards located in the Ka’u area generally receive less rainfall and, as a result, a portion of the Ka’u orchards is presently irrigated.  Irrigation can mitigate the effects of a drought, but it cannot completely protect a macadamia nut crop from the effect of a drought.  Recorded rainfall at each of the three locations of the Partnership’s orchards for the past five years is shown below:

Year	Ka’u		Keaau		Mauna Kea
1998	8.8	”	115.5	”	153.7	”
1999	30.5	”	132.3	”	130.0	”
2000	47.1	”	147.9	”	158.0	”
2001	46.0	”	124.0	”	133.4	”
2002	58.5	”	139.4	”	156.1	”

Above average rainfall in Ka’u occurred during the first five months of 2002, followed by seven months of drought.  A total of 51.50 inches of rain was recorded from January 2002 to May 2002, followed by 7.60 inches of rain for the period July 2002 through December 2002.

Water Supply for Irrigation

With the May 2000 acquisition, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  The Sisal Well is situated on land owned by MKACI.  On May 1, 2000 the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is one dollar.  The license agreement terminates on the earlier of June 30, 2045, or at the termination of the May 1, 2000 lease between Partnership and KACI.

Prior to the May 2000 acquisition, the Partnership and KACI were parties to a water agreement to which KACI agreed to supply water to those portions of the June 1986 Orchards and October 1986 Orchards located at Ka’u and which had been irrigated historically.

If the amount of water provided by the Sisal Well becomes insufficient to irrigate the above named orchards, the Partnership may consider increasing the capacity of the Sisal Well, drilling an alternative well into the historical source which provides water to the Sisal Well or obtaining water from other sources.

On a historical basis, the quantity of water available from the Sisal Well has been generally sufficient to irrigate these orchards in accordance with prudent farming practices.  The irrigated portion of the Ka’u II Orchards is expected to need greater quantities of water as the orchards mature.  The Managing Partner anticipates that the amount of water available from the Sisal well will be generally sufficient, assuming average levels of rainfall, to irrigate the Irrigated Orchards in accordance with prudent farming practices for the next several years.  If no irrigation water is available to the Irrigated Orchards, then, based on historical average rainfall levels, diminished yields of macadamia nut production can be expected.

Employees

As of December 31, 2002, the Partnership employed 318 people, of which 223 were seasonal employees.  Of the total, 22 are in farming supervision and management, 283 in production, maintenance and agricultural operations, and 13 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of three bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, of the Keaau Orchard Division and of the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002.  The parties have recently agreed to a new three-year contract, which will expire on April 30, 2005. The Partnership believes that relations with its employees are very good.

ITEM 2.  PROPERTIES

Location.  The Partnership owns or leases approximately 4,169 tree acres of macadamia orchards on the island of Hawaii.  The orchards are located in three areas: Ka’u, Keaau and Mauna Kea.  The Ka’u area is located in the south part of the island about fifty miles from Hilo.  The Keaau area is located six miles south of Hilo on the east side of the island, and the Mauna Kea area is located three miles north of Hilo on the east side of the island.

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage.  However, short droughts and occasional flooding have occurred.  At Mauna Kea, normal rainfall is adequate without irrigation and the volcanic soil provides adequate drainage.  In the event of a very long drought, production at Keaau and Mauna Kea might be affected.  At Ka’u, located on the drier side of the island, the rainfall averages are substantially less than at Keaau, particularly at the lower elevations.  Approximately 652 acres at the lower elevations of Ka’u are irrigated to provide for additional water when required.  Under extremely dry conditions at Ka’u, such as a prolonged drought, irrigation is not sufficient, and production will be adversely affected.

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent per Annum

Keaau I	June 1986	1467	Fee simple
Ka’u I	June 1986	456	Fee simple
”	June 1986	500	Leasehold(1)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold(1),(4)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold(2),(4)	2034	$23,544
”	Oct. 1989	175	Leasehold(1)	2028	$17,314
”	Oct. 1989	26	Leasehold(3)	2029	$2,041
”	Oct. 1989	186	Leasehold(1)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold(2),(4)	2034	$23,508
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold(1),(4)	2045	$10,224
Total acres		4169

(1)                                  Lease of land only; trees may be removed at termination of lease.

(2)                                  Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019.

(3)                                  Lease of land; trees revert to lessor upon termination of lease.

(4)                                  The Partnership is currently negotiating with the lessor to purchase the fee interest in these lands for approximately $1.1 million.

For certain additional information concerning farming leases, see Item 13, page 43.

In addition to the minimum annual lease payment amount, all the leases require the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment based on the market price per pound of macadamia nuts sold in Hawaii.

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay KACI, the seller and lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership.  Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.  For additional information, see “Stabilization Payments” on page 5.

ITEM 3.  LEGAL PROCEEDINGS AND SETTLEMENT

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT).  There were 1,368 registered holders of Class A Depositary Units on December 31, 2002.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

		Distribution	High	Low
2002:	4th Quarter	$0.050	3.50	3.21
	3rd Quarter	0.050	3.70	3.26
	2nd Quarter	0.050	3.85	3.58
	1st Quarter	0.050	3.83	3.18

2001:	4th Quarter	$0.050	3.29	3.11
	3rd Quarter	0.050	3.40	3.08
	2nd Quarter	0.050	4.00	3.05
	1st Quarter	0.050	4.80	3.15

Restrictions on Cash Distributions

On May 2, 2000, the Partnership entered into a Credit Agreement with Pacific Coast Farm Credit Services, ACA, under which it borrowed $4 million on a ten-year promissory note and will have available a $5 million revolving line of credit facility through May 1, 2004.

In connection with the Credit Agreement certain restrictions are placed on the Partnership in regard to indebtedness, sales of assets and maintenance of certain financial minimums.  The Partnership’s cash distributions will be restricted unless all requirements of these covenants are met and the effects of any cash distributions do not breach any of the financial covenants.  The restrictive covenants consist of the following:

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

On December 31, 2002 the Partnership’s working capital was $3.2 million and its current ratio was 2.14 to 1.  The Partnership is in compliance with all covenants of the Credit Agreement at December 31, 2002.

ITEM 6.        SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2002	2001	2000	1999	1998
Financial:
Total revenue	$14,556	$16,893	$13,758	$15,950	$12,408
Net cash provided by operating activities(1)	2,166	2,237	2,507	3,849	3,675
Income (loss) before taxes	(447)	1,112	(360)	4,847	1,039
Net income (loss)	(480)	1,010	(398)	4,645	963
Distributions declared	1,515	1,515	3,523	3,030	2,273
Total working capital	3,220	3,183	1,599	9,031	5,785
Total assets	61,803	65,329	65,625	66,503	64,842
Long-term debt	2,920	3,402	3,716	—	—
Total partners’ capital	54,849	56,844	57,349	61,270	59,655
Class A limited partners’ capital	54,300	56,275	56,775	60,657	59,058
Net cash flow(2)	1,592	3,093	1,824	6,247	2,566

Operations:
Acres harvested	4,169	4,169	4,169	4,027	4,027
Macadamia nuts harvested (lbs.)(3)	21,404	23,013	19,255	25,569	19,463
Net price $/lb.(3)(4)	$0.4748	$0.4830	$0.5125	$0.6238	$0.6375

Per Class A Unit(5):
Income (loss) before taxes	$(0.06)	$0.15	$(0.05)	$0.64	$0.14
Net income (loss)	(0.06)	0.13	(0.05)	0.61	0.13
Net cash flow(2)	0.21	0.41	0.24	0.82	0.34
Distributions	0.20	0.20	0.465	0.40	0.30
Partners’ capital	7.24	7.50	7.57	8.09	7.87

(1)   See “Statement of Cash Flows” in the financial statements for method of calculation.

(2)   See Footnote 6 in the notes to financial statements for method of calculation.

(3)   Wet-in-shell at 25% moisture.

(4)   Weighted average for all orchards.

(5)   7,500,000 Class A Units were issued and outstanding for all periods presented.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

On May 1, 2000, the Partnership completed the purchase of the macadamia farming operations from four subsidiaries of C. Brewer and Company, Ltd.  The acquired assets consisted of 142 acres of macadamia orchards, farming contracts, farming equipment, vehicles, a husking plant, irrigation well, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming.  All the assets and operations are located on the island of Hawaii.  Effective with the acquisition, the Partnership began performing all the farming operations for its own 4,169 acres and for approximately 2,645 additional acres owned by other growers.

Results of operations – 2002, 2001, 2000

Owned-Orchard Segment - Production and Yields

Production and yield data for the eight orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

			2002	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2002	2001	2000
Keaau I	June 1986	1,467	6,267,558	4,272	5,186	5,519
Keaau II	Oct. 1989	220	652,418	2,966	3,177	3,334
Keaau Lot 10	Sept. 1991	78	300,265	3,850	3,198	3,573
Ka’u I	June 1986	956	6,628,263	6,933	6,997	6,193
Ka’u Green Shoe I	Dec. 1986	266	1,771,227	6,659	6,354	3,761
Ka’u II	Oct. 1989	714	3,722,888	5,214	5,354	3,845
Ka’u O	May 2000	142	834,977	5,880	4,934	3,912
Mauna Kea	Oct. 1989	326	1,226,314	3,762	4,765	5,226
Totals (except yields which are averages)		4,169	21,403,910	5,134	5,520	5,045

Production for the orchards purchased in 1989 and 2000 is net of unusable nuts, as stated in their respective nut purchase agreements.  Production for the orchards purchased in 1986 and 1991 includes all nuts delivered.  The nut purchase contracts for the 1986 and 1991 orchards require the purchaser, Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), to purchase all of the nuts delivered from these orchards. The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Production in 2002 was 7.0% lower than 2001 and 1.8% higher than 2000. Production in 2001 was 9.4% higher than 2000, but 10% lower than the record harvest in 1999. Significant factors affecting the crop were as follows:

1.  The drought in the Ka’u orchards from June through December 2002 negated the increase in nut set which had resulted from the rainfall during the first five months of the year.

2.  The above average rainfall in the Keaau and Mauna Kea orchards negatively impacted the pollination and nut set for the fall harvest 2002.

3.  The Ka’u region was affected by a rainstorm and flood in November of 2000 that resulted in a net loss of approximately 700,000 WIS pounds. Rainfall from the storm replenished the soil moisture and improved the yields in this region for 2001.

4.  Production in the Ka’u region in 2000 was hindered by a third consecutive year of drought before the November rainstorm.  Rainfall through October was only 22 inches compared to the region’s ten-year average of 38 inches of rain. Modest improvements in rainfall occurred throughout 2001.

5.  The record crop in 1999 was mainly the result of an exceptionally strong Spring crop from the 1998-1999 crop year and a heavy Fall harvest from the 1999-2000 crop in all regions.

The Ka’u Green Shoe I orchard and the Mauna Kea orchard are not yet fully mature.  As a result, the yields from these orchards are expected to be lower on average over the next few years than for the Partnership’s mature orchards.  At full maturity under favorable growing conditions, a macadamia orchard can produce between 5,500 and 7,500 WIS pounds of macadamia nuts per acre each year at Ka’u and between 4,000 and 6,000 WIS pounds of macadamia nuts per acre each year at Keaau.  No trees have reached full maturity in the Mauna Kea area, but it is expected that production at maturity at the Mauna Kea orchard will approximate Keaau levels.

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price.  The impact of these factors is summarized in the following table:

	2002	2001	2000	2002 Over 2001	2001 Over 2000
Trees acres harvested	4,169	4,169	4,169	—	—
Average yield (WIS lbs./acre)	5,134	5,520	5,045	- 7%	+ 9%
Nuts harvested (000’s WIS lbs.)	21,404	23,013	21,034	- 7%	+ 9%
Nut price ($/WIS lbs. @ 25%)	0.4748	0.4830	0.5126	- 2%	- 6%
Gross nut sales ($000s)	10,162	11,115	10,762	- 9%	+ 3%
Litigation Adjustment	—	908	(908)
2001 nut price settlement	174	—	—
Recorded nut sales ($000s)	10,336	12,023	9,854

Under four of the nut purchase contracts with Mauna Loa, the price for nuts delivered is based 50% on the two-year trailing average of USDA published macadamia nut prices and 50% on a “netback component”.  The netback component is determined by subtracting from Mauna Loa’s gross revenues from the sale of macadamia products (i) allocable processing, packaging, marketing, selling and advertising costs and (ii) a 20% capital charge on the difference between those aggregate gross revenues and aggregate allocable costs.

The following table sets forth the manner in which the nut purchase price per pound was determined for 2002, 2001 and 2000 ($/lb.):

	2002	2001	2000
USDA price - two years prior(a)	0.6227	0.6155	0.6996
USDA price - one year prior(a)	0.5601	0.6227	0.6155
USDA price - two year trailing average	0.5914	0.6191	0.6576

Gross revenues	1.5049	1.5024	2.0165
Less allocable processing, packaging, marketing, sales and advertising costs	1.0868	1.0834	1.5732
Less 20% capital charge	0.0828	0.0838	0.0887
Net-back component	0.3353	0.3352	0.3546

USDA price - two year trailing average	0.5914	0.6191	0.6576
Net-back component	0.3353	0.3352	0.3546
Average of USDA two year trailing average price and net-back component	0.4634	0.4771	0.5061
Plus Hawaii general excise tax (0.5%)	0.0019	0.0024	0.0025
Net purchase price (b) (c) (d) (e)	0.4653	0.4795	0.5086

(a)          Mauna Loa’s own purchases comprise a substantial portion of nut purchases reported to the USDA.  Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b)         The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years.  With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated.  The effect was to cause a slightly different price of $0.5078 for the 1989 orchards in 2000, $0.4750 in 2001 and $0.4644 in 2002.

(c)          The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the “two-year trailing average” provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus, results in a different nut price. The nut price for this orchard was $0.4920 in 2002, $0.5119 in 2001, and $0.5339 in 2000.  This orchard accounts for less than 2% of the Partnership’s macadamia nut production.

(d)         The nut purchase contract for the Ka’u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.5940 in 2002, $0.6222 in 2001 and $0.6602 in 2000.

(e)          Mauna Loa has recently provided the final 2002 audited nut price to the Partnership, which was not materially different from the estimate used in our financial statements. The calculations have not yet been reviewed by the Partnership.

The 2002 average nut price from all orchards declined 2% from 2001.  The 2001 average nut price from all orchards declined 9% from 2000.  The USDA portion fell 4% in 2002 and 6% in 2001, representing the lower prices paid by Mauna Loa after the sale of the company to the Shansby Group. The netback was flat in 2002 compared to 2001 and declined 5% in 2001 compared to 2000. The current netback price is the lowest in the history of the Partnership and reflects the operating performance of Mauna Loa.

The USDA published price for the 2001-02 crop year was $0.5666 per pound (WIS at 25% moisture), which is 1% higher than the 2000-2001 price of $0.5601 and 9% lower than the 1999-2000 price of $0.6227.  The USDA two-year trailing average, which affects the Partnership’s 2003 nut price, will be $0.5364, a 5% decrease over the 2002 two-year average.

Owned-Orchard Segment - Cost of Goods Sold

Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

The Partnership’s unit costs (expressed in dollars per wet-in-shell pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2002	2001	2000
Keaau I	June 1986	0.5097	0.4442	0.2986
Keaau II	Oct. 1989	0.5601	0.4380	0.3431
Keaau Lot 10	Sept. 1991	0.3745	0.3132	0.2744
Ka’u I	June 1986	0.4397	0.4466	0.4259
Ka’u Green Shoe I	Dec. 1986	0.2817	0.2582	0.3068
Ka’u II	Oct. 1989	0.3915	0.2683	0.4005
Ka’u O	May 2000	0.3344	0.3077	0.2780
Mauna Kea	Oct. 1989	0.7601	0.6050	0.3646

All Orchards		0.4559	0.4071	0.3533

As a result of the farming operations acquisition, the Partnership now farms its own orchards, and some costs previously charged as farming expenses by KACI and MKACI were eliminated. These are the Hawaii general excise tax, capital recovery costs and the farming fee. The Partnership saved approximately $155,000 in Hawaii general excise taxes for 2002, $170,000 in 2001 and $113,000 for the last eight months of 2000.  The capital recovery savings in 2002 were $26,000, in 2001 were $24,000 and in 2000 were $18,000.  The elimination of the farming fee in 2000 saved the Partnership $116,000 in 2002, $128,000 in 2001 and  $69,000 in 2000.  The general and administrative expense in 2002 was $1,030,000 and in 2001 was $1,348,000.  In addition, the general and administrative expenses incurred in the farming operation, which were previously billed and expensed as farming costs, have been classified for the May to December 2000 period as general and administration expenses. This amounted to $400,000 in 2002, $408,000 in 2001 and $335,000 in 2000.

Cost of goods sold was $374,000 lower in 2002 than in 2001, and $404,000 higher in 2001 than in 2000, but the cost per pound was12.0% higher in 2002 than 2001 and 4.6% less in 2001 than 2000.  The lower production costs in 2002 were the result of lower production, but the increase in the cost per pound was a result of increases in service costs such as insurance, and benefits.  The higher costs in 2001 were a result of the larger harvest.  Lower production costs in 2000 were due to the savings mentioned above and to a much smaller harvest in 2000.

Farming Segment - Farming Service Revenue

In connection with the acquisition, the Partnership acquired approximately 20 farming contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $4.2 million in 2002, $4.9 million for 2001 and for May to December 2000 were $3.7 million.  The 2002 farming service revenues were less than anticipated in part as a result of a controversy surrounding the sale by C. Brewer & Co., Ltd. (CBCL) of approximately 155 tree acres to third parties.  CBCL reported to the Partnership that the buyers of the orchards did not wish to assume the farming contracts, therefore, CBCL was terminating the contracts.  The Partnership believes the contracts are not terminable at will and is currently negotiating a settlement with CBCL.  Also, in 2002 one of the major farming contracts requested longer harvest intervals for their orchards.  The 2001 farming services revenue was less than anticipated due to the abandonment of 200 acres by one of the growers and less repairs required.  The total in 2000 was less than expected by the Partnership due to the November rainstorm and flood, which prohibited harvesting in some of the orchards under contract in the Ka’u region due to damage and debris in the orchards.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $3.8 million in 2002, $4.4 million for 2001 and $3.5 million for the May to December period of 2000.  These costs were all reimbursed to the Partnership.

General and Administrative Costs

General and administrative expenses are comprised of accounting and reporting costs, reimbursements to the Managing Partner for directors’ fees, office expenses and liability insurance, and the management fee.  In addition, general and administrative costs are also incurred in connection with the farming operations.  Previous to the May 2000 acquisition, general and administration costs relating to the Partnership’s orchards were included in the Partnership’s farming expenses.

Total general and administrative costs for 2002 were $409,000 less than 2001, which is attributed to lower legal costs and higher service costs.  General and administrative costs for 2001 were $174,000 higher than in 2000.  All of the 2001 increase was due to $408,000 in legal costs associated with the dispute related to the nut purchase contract with Mauna Loa.

With the acquisition, the Partnership also provided certain accounting services to subsidiaries of CBCL.  These services generated income of $130,000 in 2000.  The Partnership did not expect to provide any accounting services after 2000.

A management fee based on Partnership cash flow is payable annually to the Managing Partner.  The amount paid was $32,000 in 2002, $65,000 for 2001, and $32,000 for 2000.

Interest Income and Expense

The Partnership recorded interest expense of $307,000 in 2002, $433,000 in 2001 and $325,000 in 2000.  This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a revolving line of credit.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  Interest was earned in the amount of $46,000 in 2002 and $80,000 in 2001 primarily from charges to Mauna Loa for late payment in 2002 and the settlement in 2001.  During 2000 interest income was earned in the amount of $244,000.

Other income of $109,000 was recorded in 2002 primarily from the early termination of a land and garage lease with CBCL.  Other income of  $207,000 was recorded in 2001 due mainly to the settlement agreement with Mauna Loa.  $104,000 was recorded in 2000 due to a claim received on a crop insurance policy for the 1999-2000 crop.   Production in some fields in the Ka’u region were lower than their ten-year average by more than a 25% deductible in 2000 due to the drought in that region.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax was $33,000 in 2002, $102,000 in 2001, and $38,000 in 2000.

Liquidity and Capital Resources

Net cash provided by operations was $2.2 million in 2002, which was the same as 2001.  Net cash provided by operations was $2.2 million in 2001 compared with $2.5 million in 2000.

On December 31, 2002 the Partnership’s working capital was $3.2 million and its current ratio was 2.14 to 1, compared to $3.2 million and 1.82 to 1 in 2001and was $1.6 million and 1.48 to 1 in 2000.  In 2002 payment by Mauna Loa resulted in liabilities being paid without incurring short term debt.  The higher working capital for 2001 compared to 2000 is due to the settlement with Mauna Loa and cost controls.  The Partnership is in compliance with the Credit Agreement covenants.

Capital expenditures in 2002 were $93,000 and in 2001 were $75,000.  In 2000 capital expenditures were $8.9 million, all due to the orchards and farming operations acquisition.  Capital expenditures planned for 2003 are less than $500,000 and are expected to be financed by way of new equipment leases.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2004.  At December 31, 2002 the Partnership had a cash balance of $31,000 and line of credit drawings outstanding of $800,000.  At December 31, 2001 the Partnership had a cash balance of $357,000 and line of credit drawings outstanding of $1,200,000.  The cash balance was $174,000 at the end of 2000, and the line of credit drawings were $900,000 at December 31, 2000.

The Partnership has reached agreement in principle to purchase approximately 1,774 acres of land currently under long-term leases from CBCL for $1.1 million.  A definite purchase agreement has not yet been signed and neither party is currently under a legal obligation to close the transaction.  If the transaction closes it will probably close in the second quarter of 2003.  The Partnership has received a tentative commitment to finance the acquisition under a new credit facility.

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

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the Partnership’s more significant judgments and estimates used in the preparation of the Partnership’s financial statements.  The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation.  The Partnership states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis.  These estimates are based on the information that is currently available to the Partnership and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results could vary from those estimates.

The Partnership believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of it financial statements:

The Partnership maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense.  Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions.  If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required.

The Partnership maintains accruals for workers compensation self-insurance, which are classified in other accrued liabilities in the balance sheet.  Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to this accrual.  If such information indicates that the accrual is over or understated, the Partnership will adjust the assumptions utilized in the methodologies and reduce or provide for additional accrual as appropriate.

Retirement Benefits:  The Partnership sponsors a non-contributory defined benefit pension plan for union employees.  Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities related to this plan.  These factors include assumptions about the discount rate, expected return on plan assets, withdrawal and mortality rates and the rate of increase in compensation levels.  The actuarial assumptions used by the Partnership may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants.  These differences may impact the amount of retirement benefit expense recorded by the Partnership in future periods.

The Partnership reviews long-lived assets held and used, or held for sale for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required.  All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value.  Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

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

Settlement discussions followed the judgment in order to avoid an appeal and further litigation. The Partnership agreed to accept principal, interest and a portion of its legal fees along with a complete release by both parties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of December 31, 2002, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $28,000.

ITEM 7B.  CONTROLS AND PROCEDURES

(a)  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure procedures are effective.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND SCHEDULES

REPORT OF INDEPENDENT ACCOUNTANTS

Limited Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying balance sheets and the related income statements, statements of partners’ capital and statements of cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Honolulu, Hawaii
March 07, 2003

ML Macadamia Orchards, L.P.

Balance Sheets

(in thousands)

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$31	$357
Accounts receivable	5,656	6,486
Inventory of farming supplies	158	157
Other current assets	191	46
Total current assets	6,036	7,046
Land, orchards and equipment, net	55,746	58,259
Intangible assets, net	21	24
Total assets	$61,803	$65,329

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$473	$475
Short-term borrowings	800	1,200
Accounts payable	400	466
Cash distributions payable	379	379
Accrued payroll and benefits	742	859
Other current liabilities	22	484
Total current liabilities	2,816	3,863
Long-term debt	2,920	3,402
Deferred income tax liability	1,218	1,220
Total liabilities	6,954	8,485
Commitments and contingencies
Partners’ capital
General partner	549	569
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	54,300	56,275
Total partners’ capital	54,849	56,844
Total liabilities and partners’ capital	$61,803	$65,329

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Income Statements

(in thousands, except per unit data)

	2002	2001	2000
Macadamia nut sales	$10,336	$12,023	$9,854
Contract farming revenue	4,220	4,870	3,774
Administrative services revenue	—	—	130
Total revenues	14,556	16,893	13,758
Cost of goods and services sold
Costs expensed for farming and services	11,048	11,427	10,229
Depreciation and amortization	2,556	2,547	2,250
Other	—	5	180
Total cost of goods and services sold	13,604	13,979	12,659
Gross income	952	2,914	1,099
General and administrative expenses
Costs expensed under management contract with related party	217	308	352
Other	1,030	1,348	1,130
Total general and administrative expenses	1,247	1,656	1,482
Operating income (loss)	(295)	1,258	(383)
Interest expense	(307)	(433)	(325)
Interest income	46	80	244
Other income	109	207	104
Income (loss) before tax	(447)	1,112	(360)
Income tax expense	(33)	(102)	(38)
Net income (loss)	$(480)	$1,010	$(398)

Net cash flow (as defined in the Partnership Agreement)	$1,592	$3,093	$1,824

Net income (loss) per Class A Unit	$(0.06)	$0.13	$(0.05)

Net cash flow per Class A Unit	$0.21	$0.41	$0.24

Cash distributions per Class A Unit	$0.20	$0.20	$0.465

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners’ Capital

(in thousands)

	2002	2001	2000

Partners’ capital at beginning of period:
General partners	$569	$574	$613
Class A limited partners	56,275	56,775	60,657
	56,844	57,349	61,270

Allocation of net income (loss):
General partners	(5)	10	(4)
Class A limited partners	(475)	1,000	(394)
	(480)	1,010	(398)

Cash distributions:
General partners	15	15	35
Class A limited partners	1,500	1,500	3,488
	1,515	1,515	3,523

Partners’ capital at end of period:
General partners	549	569	574
Class A limited partners	54,300	56,275	56,775
	$54,849	$56,844	$57,349

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statement of Cash Flows

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Cash received from goods and services	$15,236	$15,535	$16,813
Cash paid to suppliers and employees	(12,809)	(12,945)	(14,214)
Interest received	46	80	233
Interest paid	(307)	(433)	(325)
Net cash provided by operating activities	2,166	2,237	2,507

Cash flows from investing activities:
Capital expenditures	(93)	(75)	(8,928)
Net cash used in investing activities	(93)	(75)	(8,928)

Cash flows from financing activities:
Proceeds from drawings on line of credit	8,200	6,700	3,700
Proceeds from long term debt	—	—	4,000
Repayment of long term debt	(400)	(400)	—
Repayment of line of credit	(8,600)	(6,400)	(2,800)
Capital lease payments	(84)	(61)	(31)
Cash distributions paid	(1,515)	(1,818)	(3,599)
Net cash provided by (used in) financing activities	(2,399)	(1,979)	1,270

Net increase (decrease) in cash	(326)	183	(5,151)
Cash at beginning of period	357	174	5,325
Cash at end of period	$31	$357	$174

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(480)	$1,010	$(398)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,556	2,547	2,249
(Increase) decrease in accounts receivable	830	(1,892)	3,093
Decrease in inventories	—	11	11
Increase in other current assets	(142)	(21)	(169)
(Increase) decrease in other assets	48	70	(44)
Increase (decrease) in accounts payable	(66)	235	(3,481)
Increase (decrease) in accrued payroll	(117)	(35)	894
Increase (decrease) in current liabilities	(465)	292	402
Deferred income tax expense (credit)	2	20	(50)
Total adjustments	2,646	1,227	2,905
Net cash provided by operating activities	$2,166	$2,237	$2,507

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Notes to Financial Statements

(1) OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the “Partnership”) owns and farms 4,169 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity, which processes and markets the finished products.  The Partnership farms approximately 2,645 additional acres of macadamia orchards on Hawaii for other orchard owners.

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. (“MLR”).  Until July 31, 2001, MLR was a wholly-owned subsidiary of C. Brewer and Company, Limited (“CBCL”), whose parent company is Buyco, Inc. (“Buyco”). On August 1, 2001, all of the stock of MLR was sold to D. Buyers Enterprises, LLC (“DBE”), an entity solely owned by J.W.A. Buyers, who also serves as the chairman of the board of CBCL and Buyco.

Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly and are listed on the New York Stock Exchange.  Mauna Loa Orchards, L.P., an affiliate of the general partner until August of 2001, held 30,000 Class A Units at December 31, 2001 and sold these units in May and June of 2002.

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

(d)                 Land, Orchards and Equipment.  Land, orchards and equipment are reported at cost, net of accumulated depreciation and amortization.  Net farming costs for any “developing” orchards are capitalized on the balance sheet until revenues from that orchard exceed expenses for that orchard (or nine years after planting, if earlier).

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

(e)                 Income Taxes.  The accompanying statements of operations do not include a provision for corporate income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners.  Neither the Partnership’s financial reporting income nor the cash distributions to unitholders can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners.

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

(3) ACQUISITION

On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from Ka’u Agribusiness Company, Inc., Ka’u Sugar, Inc., Mauna Kea Macadamia Orchards, Inc., and Mauna Kea Agribusiness Company, Inc., all related entities.  The farming assets consist of the farming equipment, vehicles, a husking plant, irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming.  The purchase price was $8.9 million dollars and was paid using $4.9 million in cash and a loan from Pacific Coast Farm Credit of $4 million.

The initial purchase price has been allocated to assets acquired based on estimated fair value.  The allocated fair value of assets acquired is summarized as follows (000’s):

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

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound and pounds produced.  The farming segment’s revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the period ended December 31, 2002, 2001 and 2000.

Segment Reporting for the Year ended December 31, 2002

(in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total

Revenues	$10,336	$9,948	$(5,728)	$14,556
Composition of Inter-segment revenues	—	5,728	—	5,728
Operating income (loss)	(254)	(41)	—	(295)
Depreciation expense	1,644	912	—	2,556
Segment assets	56,972	4,831	—	61,803
Expenditures for property and equipment	—	93	—	93

Segment Reporting for the Year ended December 31, 2001

(in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total

Revenues	$12,023	$11,744	$(6,874)	$16,893
Composition of Inter-segment revenues	—	6,874	—	6,874
Operating income (loss)	1,064	194	—	1,258
Depreciation expense	1,644	903	—	2,547
Segment assets	58,040	7,289	—	65,329
Expenditures for property and equipment	75	—	—	75

Segment Reporting for the Year ended December 31, 2000

(in thousands)

	Owned Orchards	Contract Farming	Intersegment elimination	Total

Revenues	$9,854	$8,722	$(4,818)	$13,758
Composition of intersegment revenues	—	4,818	—	4,818
Operating income (loss)	(609)	226	—	(383)
Depreciation expense	1,644	605	—	2,249
Segment assets	58,419	7,206	—	65,625
Expenditures for property and equipment	2,533	6,865	—	9,398

(5) RELATED PARTY TRANSACTIONS

(a) Nut Purchase Contracts.  The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  Mauna Loa was a wholly-owned subsidiary of C. Brewer and Company, Ltd. (“CBCL”) until its sale on September 29, 2000 to the Shansby Group, an unrelated party.  CBCL was the sole owner of ML Resources, Inc, the Partnership’s general partner until August 1, 2001. The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively.  The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires June 30, 2003.  The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30) rather than calendar year basis, which results in a slightly different nut price.  The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006.  The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts.  The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture (“USDA”) and 50% on Mauna Loa’s “netback component”. The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price.  The nut price paid to the Partnership under the first two contracts was $0.5086 for 2000, $0.4795 in 2001, and $0.4655 in 2002.  The average nut price paid to the Partnership under the third contract was $0.5078 for 2000, $0.4750 in 2001, and $0.4610 in 2002. The average nut price paid to the Partnership under the fourth nut price contract was $0.5339 for 2000, $0.5119 for 2001, and $0.4920 in 2002.  The nut price paid to the Partnership under the fifth contract was $0.6609 in 2000, $0.6222 for 2001, and $0.5940 in 2002.

(b) Farming Contracts.  Prior to the Partnership’s acquisition of the macadamia farming operations on May 1, 2000, the Partnership was a party to four farming contracts with Ka’u Agribusiness Company, Inc. (“KACI”) and Mauna Kea Agribusiness Company, Inc. (“MKACI”), that together covered all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. On May 1, 2000, the Partnership acquired the macadamia farming operations from KACI and MKACI.

The contracts provided KACI and MKACI with reimbursement of their direct and indirect costs incurred under these contracts.  The reimbursements paid to the two farm managers were $2.1 million for the first four months of 2000.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Reimbursements made to Mauna Loa were $453,000 in 2000, $443,000 in 2001, and $531,000 in 2002.

The Partnership has reached agreement to purchase approximately 1,774 acres of land currently under long-term leases with CBCL for $1.1 million.  No purchase contract has been signed and neither party is obligated to complete the transaction, which will be financed under a new credit facility and is expected to close in the second quarter of 2003.

(c) Management Costs and Fee.  The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs prior to May 2000, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership’s operating cash flow (as defined).   Those reimbursable costs totaled $320,000 in 2000, $247,000 in 2001, and $180,000 in 2002.  The managing general partner earned a management fee of $32,000 in 2000, $65,000 in 2001, and $32,000 in 2002.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2000, 2001 or 2002.

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

The Partnership accounted for stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard.  As a result, the payments will be reflected in the Partnership’s net income ratably through 2019 as a reduction to depreciation for this orchard.

In return, the Partnership is obligated to pay KACI 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay KACI 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2000, 2001, or 2002.

(e) Cash Flow Warranty Payments.  In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership’s other orchards.  Their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership’s older orchards.

Accordingly, the sellers of these orchards (subsidiaries of CBCL) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow (as defined) from these orchards fell short of a cash flow target level.  Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for cash flow warranty payments as reductions in the cost basis of the orchards.  As a result, these payments will be reflected in the Partnership’s net income ratably through 2030 as reductions to depreciation for these orchards.

(f)            Acquisition of Ka’u Orchards and Macadamia Farming Business.  On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from KACI, MKACI, Mauna Kea Macadamia Orchards, Inc. and Ka’u Sugar, Inc., all affiliates of CBCL. The farming assets consist of the farming equipment, vehicles, a husking plant, an irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming.  The purchase price was $8.9 million.  As the sellers and the general partner of the Partnership were each a direct wholly-owned subsidiary of CBCL, this acquisition involved the general partner in a conflict of interest.  The Conflicts Committee negotiated the proposed terms of this acquisition, reached the conclusion that this acquisition would be in the best interest of the Partnership and the holders of the Class A Units, approved this acquisition and reported to the Board of the Directors of the general partner its recommendation that this acquisition should be approved by that Board.  The Board of Directors of the general partner unanimously approved such acquisition.

(g)           Management Services Contract.  The Partnership entered into a management services contract with CBCL effective May 2000, wherein CBCL provided insurance and risk management, labor agreement advice, workers’ compensation case assistance, consultation with CBCL executive staff and other areas of management to the Partnership.  This contract replaced previous contracts between CBCL and the Managing Partner and CBCL and KACI and MKACI.  The contract provided for a fee payable to CBCL of $100,000 per year.  CBCL was paid a fee of $67,000 in 2000 and $75,000 in 2001.  The contract was terminated after the purchase of the stock of MLR by DBE on August 1st, 2001.

(6) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2002	2001	2000
Gross revenues	$14,711	$17,180	$14,106
Less:
Farming costs	11,048	11,435	10,409
Administrative costs	1,248	1,656	1,485
Payments of principal and interest	791	894	356
Other	—	36	—
Operating cash flow	1,624	3,159	1,856
Less:
Management fee	32	66	32
Net cash flow	$1,592	$3,093	$1,824

(7) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2002 and 2001 (000’s):

	2002	2001
Land	$8,168	$8,168
Improvements	1,074	1,074
Machinery and equipment	4,779	4,736
Irrigation well and equipment	1,155	1,155
Producing orchards	67,267	67,267
Capital leases	367	367

Land, orchards and equipment (gross)	82,810	82,767

Less accumulated depreciation and amortization	27,064	24,508

Land, orchards and equipment (net)	$55,746	$58,259

The Partnership has reached agreement in principle to purchase approximately 1,774 acres of land currently under long-term leases from CBCL for $1.1 million.  A definitive purchase agreement has not been signed and neither party is currently under a legal obligation to close the transaction.  If the transaction closes it will probably close in the second quarter of 2003.  The Partnership has received tentative commitment to finance the acquisition under a new credit facility.

(8) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2002 and 2001, the Partnership’s long-term debt comprises (000’s):

	2002	2001
Term debt	$3,200	$3,600
Other	193	277

	3,393	3,877

Current portion	473	475
	$2,920	$3,402

Revolving Credit Loan. On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services under which it has available a $5 million revolving credit facility through May 1, 2004.  Borrowings under this credit facility were $800,000 as of December 31, 2002 at an interest rate of 4.25% and $1,200,000 as of December 31, 2001 at an interest rate of 5.0%.

Borrowings under this agreement bear interest at the prime lending rate.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit.  The Partnership, at its option, may make prepayments without penalty.

Term Debt.  As of December 31, 2002, the Partnership had a $4 million promissory note with a balance of $3.2 million outstanding, which was issued on May 2, 2000.  The note is scheduled to mature in 2010 and bears interest at rates from 3.5625 percent to 7.77 percent.  Principal payments are due annually on May 2 in the amount of $400,000.

Both the revolving credit loan and the term debt are collateralized by all personal property assets of the Partnership. The agreement also provides for the maintenance of certain financial indexes including a minimum current ratio and net worth.

Maturities of long-term debt are as follows (000’s):

Year ending December 31,
2003	$473
2004	452
2005	435
2006	433
Thereafter	1,600

$3,393

(9) INCOME TAXES

The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows (000’s):

	2002	2001	2000
Currently payable	$35	$82	$88
Deferred	(2)	20	(50)
	$33	$102	$38

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income for the years ended December 31, 2002, 2001 and 2000:

The components of the net deferred tax liability reported on the balance sheet as of December 31, 2002 and 2001 are as follows (000’s):

	2002	2001
Deferred tax liabilities:
Financial statement bases of land, orchards, inventory and equipment is greater than tax bases	$677	$673
Financial statement bases of capitalized leases, long-term debt on capitalized leases and interest expense on capitalized leases is greater than tax bases	25	7
Excess of tax depreciation over financial statement depreciation	516	540
	$1,218	$1,220

(10) LEASES

The Partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases.  Future minimum lease payments under non-cancelable leases (exclusive of renewal options) as of December 31, 2002 were as follows (000’s):

2003	$203
2004	182
2005	164
2006	164
2007	135
Later Years	2,880
$3,728

Each of the above leases (other than equipment leases) also provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $17,000 in 2000, $11,000 in 2001, and $16,000 in 2002.  Total lease rent for all operating leases was $146,000 in 2000, $143,000 in 2001, and $142,000 in 2002.

(11) PENSION PLAN

The Company established a pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit and the projected benefit obligation was assumed from the previous employer.

The Company’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net pension cost for the years ended December 31, 2002, 2001, and 2000 were as follows (000’s):

	2002	2001	2000
Service cost	$52	$50	$23
Interest cost	13	11	5
Expected return on assets	(6)	(3)	—
Recognition of net loss or (gain) from earlier periods	—	1	—
Amortization of unrecognized prior service cost	7	7	4
	$66	$66	$32

The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets and the funding status of the plan is as follows as of and for the year ended December 31, 2002, 2001 and 2000 (000’s):

	2002	2001	2000
Change in benefit obligation:
Projected benefit obligation at beginning of year	$191	$153	$99
Service cost	52	50	23
Interest cost	14	11	5
Actuarial (gain) or loss	27	(20)	25
Benefits paid	(7)	(3)	—

Projected benefit obligation at end of year	277	191	152

Change in plan assets:
Fair value of plan assets at beginning of year	31	30	—
Actual return on plan assets	4	1	—
Employer contribution	94	3	30
Benefits paid	(7)	(3)	—

Fair value of plan assets at end of year	122	31	30

Funded status	(155)	(160)	(122)
Unrecognized prior service cost	82	89	95
Unrecognized net loss	34	5	25

Net amount recognized	$(39)	$(66)	$(2)

Actuarial assumptions used to determine costs and benefit obligations for the pension plan at December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Discount rate	6.50%	7.25%	7.25%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	9.00%	9.00%	8.00%

Experience gains and losses are amortized over the average future service period of employees.

(12) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2002,  2001, and 2000 (000’s, except per unit data):

	Net Sales	Gross Income (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2002
1st Quarter	$2,609	$292	$(146)	$(0.02)
2nd Quarter	662	130	(241)	(0.03)
3rd Quarter	5,089	542	43	0.01
4th Quarter	6,196	(13)	(136)	(0.02)

2001
1st Quarter	$3,017	$252	$(416)	$(0.05)
2nd Quarter	2,162	1,233	702	0.09
3rd Quarter	4,767	504	485	0.06
4th Quarter	6,947	924	239	0.03

2000
1st Quarter	$1,492	$264	$65	$0.01
2nd Quarter	1,234	199	62	0.01
3rd Quarter	5,961	1,456	929	0.12
4th Quarter	5,071	(820)	(1,454)	(0.19)

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

A. Identification of Directors

John W. A. Buyers.  74 years old; owner of Managing Partner since August 2001, chairman since 1989 and director of Managing Partner since 1986; chairman of C. Brewer and Company, Limited; chairman of Buyco and owner of D. Buyers Enterprises, LLC (“DBE”).

James H. Case.  82 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; senior partner of the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

Ralph C. Hook, Jr.  79 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

J. Alan Kugle.  65 years old; director since September 2000 and from 1986 to 1995; Chief Executive Officer-Real Estate, general counsel and secretary of CBCL; president of Managing Partner from 1987 to 1990; not an employee, officer, or director of any DBE affiliate other than the Managing Partner.

David McClain.  56 years old; director and member of the Audit and Conflicts Committee of Managing Partner since September 2000; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

Dennis J. Simonis.  46 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner since August 2001 and Chief Financial Officer since June 2001. Executive Vice President and Chief Financial Officer of DBE since August 2001.

B.  Identification of Executive Officers of the Managing Partner

John W. A. Buyers.  74 years old; chairman and chief executive officer of Managing Partner since 1989.

Dennis J. Simonis.  46 years old; president of Managing Partner since August 2001; chief financial officer of D. Buyers Enterprises, LLC; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly executive vice president and chief operating officer of Mauna Loa.

Randolph H. Cabral.  50 years old; senior vice president and orchard manager of Managing Partner since May 2000; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly senior vice president and orchard manager of KACI.

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

D.    Family Relationships

Not applicable

E.     Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

John W. A. Buyers. Mr. Buyers has been chairman of ML Resources since July 1992.  He has chairman of the board of CBCL since 1982.  He is the past president and chief executive officer of CBCL with services from 1982 to 2002.  After service in the U.S. Marine Corps, Mr. Buyers attended Princeton University where he graduated cum laude in 1952.  He latter received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow.  He is a director of First Hawaiian Bank, BancWest, Inc., and Outrigger Enterprises, Inc.  He is also a director of John B. Sanfilippo & Sons, Inc., a nut and marketing company located in Elk Grove Village, Illinois and the Hawaii Island Economic Development Board.  He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C.  He resides in Hakalau, Hawaii.

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

Ralph C. Hook, Jr.  Dr. Hook joined the faculty of the College of Business Administration at the University of Hawaii in 1968 as Dean of the College of Business Administration.  In 1974, he returned to teaching as Professor of Marketing in the College of Business Administration.  He became a Professor Emeritus of Marketing in June 1995.  Dr. Hook received a bachelor’s and master’s degrees from the University of Missouri at Columbia and a Ph.D. in Marketing from the University of Texas at Austin.  He has been a member of the board of Hook Brothers Corporation since 1983, and a director of Market City, Ltd. since December 2000.  He resides in Honolulu, Hawaii.

J. Alan Kugle. Mr. Kugle is the chief executive officer – real estate for CBCL and has served as its secretary and general counsel since 1980.  He was chairman of Mauna Loa from 1983 to 1992.  He began his CBCL career in 1976 as vice president and general counsel and became senior vice president and general counsel in 1978.  Mr. Kugle graduated with an A.B. Degree from Franklin and Marshall College and a J.D. Degree from the New York University School of Law.  Mr. Kugle is also a director of Olokele Sugar Company, Ltd. (a CBCL subsidiary), Honolulu, Hawaii, Maui Tropical Plantations (an investee of CBCL), Wailuku, Hawaii, Wailuku Agribusiness Company, Inc., (a CBCL subsidiary), Wailuku, Hawaii and other CBCL subsidiaries.  He resides in Honolulu, Hawaii.

David McClain. Dr. McClain has served as the Dean of the College of Business Administration at the University of Hawaii at Manoa and the First Hawaiian Bank Distinguished Professor of Leadership and Management since 2000.  Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions and was recently appointed Vice President for Research for the University of Hawaii system, a position he holds in addition to his responsibilities as dean. Dr. McClain chairs the board of Hawaii Literacy, and serves as a member of several nonprofit boards in Hawaii. Dr. McClain earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968.  He has taught at Massachusetts Institute of Technology’s Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter.  He resides in Honolulu, Hawaii.

Dennis J. Simonis.  Mr. Simonis has served as a director since August 2002, president of the Managing Partner since August 2001 and was formerly the executive vice president and chief financial officer. From 1993 to 2001, Mr. Simonis served in various capacities at Mauna Loa, including executive vice president and chief operating officer.  He serves as an officer of the Hawaii Macadamia Nut Association and has served on several nonprofit boards in Hawaii. He served from 1985-1993 as a vice president of Theo H. Davies & Co., Ltd. and worked as a senior auditor for Price Waterhouse between 1979 and 1985. Mr. Simonis graduated magna cum laude with a B.S. in Accounting from Carroll College in Waukesha, Wisconsin and earned his C.P.A. certificate in 1983. He resides in Hilo, Hawaii.

Executive Officers Who Do Not Serve as Directors.

Randolph H. Cabral.  Mr. Cabral has served as senior vice president and orchard manager of the Managing Partner since May 2000.  Mr. Cabral was previously employed at Ka’u Agribusiness Company, Inc., from 1989 until the Partnership’s acquisition of Ka’u Agribusiness’ macadamia business in 2000.  He served as senior vice president from 1998 to 2000, as vice president from 1996 to 1998, and as orchard manager from 1989.  From 1983 to 1989, Mr. Cabral served as orchard manager with Mauna Loa Macadamia Nut Corporation.  Mr. Cabral has an AS in General Agriculture from the University of Hawaii.  He resides in Hilo, Hawaii.

F.     Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant.  Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2000, except that Randolph Cabral, who became senior vice president on May 1, 2000, and who owns 100 Class A Units, did not file a Form 3 until October 4, 2000;  and Wayne Roumagoux, who became principal accounting officer on August 1, 2001, and owns no shares, did not file a Form 3 until February 4, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

A.    Summary Compensation Table

The Partnership is managed by the Managing Partner.  Compensation paid by the Managing Partner to its chief executive officer and other executive officers is reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2002, 2001 and, 2000. There were no long- term compensation awards or payouts during those years.

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other
John W. W. Buyers	2002	$27,500	$—	$15,000
Chief executive officer	2001	—	—	15,750
	2000	—	—	15,000

Dennis J. Simonis	2002	158,600	—	7,500
President and chief operating officer	2001	92,700	34,500	—

Randolph H. Cabral	2002	97,000	—	—
Senior vice president	2001	97,000	30,100	—
	2000	46,000	—	—

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

D.    Compensation of Executive Officers

The Managing Partner does not have a compensation committee.  The only executive officers of the Managing Partner (employed by the Partnership) are Mr. Buyers, who has been compensated since June of 2002, Mr. Simonis, who has served as its president since August 2001 and chief financial officer from May 2001 until August of 2001, Mr. Cabral, who has served as senior vice president and orchard manager since May 2000 and Mr. Roumagoux, who has served as chief financial officer since August of 2001.  These officers’ salary and guideline bonus percentage are administered under the salary policies of DBE.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net income and cash flow for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.

E.     Director Compensation

Directors of the Managing Partner presently receive a quarterly retainer of $3,000 and a meeting fee of $750 per meeting.  Members of the Managing Partner’s audit and conflicts committee receive a meeting fee of $750 per meeting.  There are no other agreements or arrangements between the Managing Partner and its directors.

F.     Stock Performance Chart

The following chart compares the Partnership’s total return to (i) the Russell 2001 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.

	Dec-97	Dec-98	Dec-99	Dec-00	Dec-01	Dec-02
Ml Macadamia Orchards -Lp	$100	$96	$125	$145	$123	$137
Russell 2000 Index	$100	$97	$118	$115	$117	$93
Custom Composite Index (7 Stocks)	$100	$90	$76	$79	$99	$91

The 7-Stock Custom Composite Index consists of:	BCU	Borden Chemicals & Plastics LP (through 2Q01)
	BOS	Boston Celtics LP
	FUN	Cedar Fair
	PCL	Plum Creek Timber Co.
	POPEZ	Pope Resources LP
	TNH	Terra Nitrogen LP
	USV	US Restaraunt Properties

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, and subsequent to that date to the date of this report, (i) no person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2002.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

John W. A. Buyers	4,176		*
Randolph H. Cabral	100		*
James H. Case(1)	8,000		*
Ralph C. Hook(2)	4,000		*
J. Alan Kugle	1,200		*
David McClain	—		*
Dennis J. Simonis	—		*
All directors and executive officers as a group (9 persons)	17,476	0.2%

*Less than 1%

(1)                    Beneficially owned by James H. Case pursuant to a self-directed retirement plan sponsored by Carlsmith Ball, a law firm in which Mr. Case is a partner, and administered by Bank of Hawaii Trust.

(2)       Beneficially owned by Ralph C. Hook pursuant to the Ralph C. Hook Revocable Living Trust dated March 1, 1993.

In addition, Mauna Loa Orchards L.P. (“MLO”), a limited partnership whose partners are CBCL and certain direct or indirect wholly-owned subsidiaries of CBCL, owned 30,000 Class A Units until May of 2002. The units were sold in May and June 2002 at market prices.

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

A committee of the Managing Partner’s Board of Directors composed of three persons who are independent of CBCL, DBE and their affiliates (the “Audit and Conflicts Committee”) reviews, on an annual basis, or more frequently as such committee may deem appropriate, the Managing Partner’s management of the Partnership and any conflicts of interest that may have arisen or may arise as a result of the relationships among CBCL or DBE and their affiliates, the Managing Partner and the Partnership.  The Partnership Agreement states that, except for one initial member of the Conflicts Committee, no member of the Conflicts Committee may be an officer, director, employee or shareholder of the Managing Partner or any of their affiliates.

2.  Farming Leases

At the time of the Partnership’s acquisition of the interests in the October 1989 Orchards, MLO assigned to the Partnership all of MLO’s rights and obligations under three 45-year farming leases relating to 327 tree acres of the Ka’u II Orchards and all of the Mauna Kea Orchards.  The farming leases permit the Partnership to conduct macadamia nut farming operations on such macadamia orchard properties.  The farming leases provide for fixed minimum annual lease payments to be paid to either KACI or MKACI (collectively, the “Agribusiness Companies”), as the case may be.  Such annual rental payments are subject to increase after ten years, twenty years and thirty years based on then current fair market lease rates.  The then current fair market lease rate will be determined by mutual agreement between the

Partnership, on the one hand, and either KACI or MKACI, as the case may be, on the other hand. If mutual agreement cannot be reached, the then current fair market lease rate will be determined by appraisal.  Whether determined by mutual agreement or by appraisal, the then current fair market lease rate will be determined as a fair market lease rate for use of such premises as macadamia orchards.

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

As described above, the farming leases provide for determinations of the fair market lease rate to be paid by the Partnership under the farming leases and the fair market value of the Partnership’s trees situated on property covered by such leases by mutual agreement between the Partnership, on the one hand, and with KACI or MKACI, as the case may be, on the other hand, or, if mutual agreement cannot be reached, by appraisal.

3.  Nut Purchase Contracts

The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  Mauna Loa was a wholly-owned subsidiary of CBCL until its sale on September 29, 2000 to an unrelated party.  CBCL was also the sole owner of ML Resources, Inc, the Partnership’s general partner until August 1, 2001, at which point it was sold to DBE.  The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively.  The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expires in 2003.  The fourth contract is similar to the first three contracts, but the nut price is calculated on a crop year (July 1 through June 30)

rather than calendar year basis, which results in a slightly different nut price.  The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006.  The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts.  The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture (“USDA”) and 50% on Mauna Loa’s “netback component”. The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price.  The nut price paid to the Partnership under the first two contracts was $0.5086 for 2000, $0.4795 for 2001, and $0.4655 in 2002.  The average nut price paid to the Partnership under the third contract was $0.5078 for 2000, $0.4750 for 2001, and $0.4610 in 2002. The average nut price paid to the Partnership under the fourth nut price contract was $0.5339 for 2000, $0.5119 for 2001, and $0.4920 in 2002.  The nut price paid to the Partnership under the fifth contract was $0.6609 for 2000, and $0.6222 for 2001, and $0.5940 in 2002.

4.  Farming Contracts

Prior to the Partnership’s acquisition of the macadamia farming operations on May 1, 2000, the Partnership was a party to four farming contracts with the Agribusiness Companies, that together covered all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. On May 1, 2000, the Partnership acquired the macadamia farming operations from the Agribusiness Companies.

The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts.  The reimbursements paid to the two farm managers were $2.1 million for the first four months of 2000.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Reimbursements made to Mauna Loa were $453,000 in 2000, $443,000 in 2001, and $531,000 in 2002.

As discussed on Page 17, C. Brewer & Co., Ltd. (CBCL) has sold approximately 155 tree acres under farming contracts to third parties and reported to the Partnership that the buyers of the orchards did not wish to assume the farming contracts; therefore, CBCL was terminating the contracts.  The Partnership believes the contracts are not terminable at will and is currently negotiating a settlement with CBCL.

5.  Management Fee

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership’s operating cash flow (as defined in the Partnership Agreement).  Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, DBE and its affiliates.  Management cost reimbursements under the Partnership Agreement were $320,000 in 2000, $247,000 in 2001, and $180,000 in 2002.  The management fee was $32,000 in 2000, $65,000 in 2001, and $32,000 in 2002.

6.  Relationships with CBCL and DBE

Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from subsidiaries of CBCL. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka’u areas to the processing plant.  For 2001, 2000, and 1999, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from CBCL subsidiaries totaled $0.9 million, $0.9 million, and $0.4 million, respectively.  CBCL sold its fertilizer and transportation businesses to unrelated third parties. Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo for it’s accounting staff through the General Partner, which is owned by DBE. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.  The Partnership provides administrative services to DBE for which it was compensated $94,000 in 2002.

With respect to the controversy outlined on Page 17, there are various relationships and conflicts between the Partnership and CBCL.

Mr. J. Alan Kugle is CEO - Real Estate of Buyco, Inc. (Buyco), sole stockholder of CBCL.  He is responsible for all land sales on the island of Hawaii by CBCL and its subsidiaries.  Mr. Kugle is also a director of ML Resources, Inc., general and managing partner of the Partnership.

Mr. Kent T. Lucien, CEO - Operations of Buyco, was formerly the president and a director of ML Resources, Inc., but no longer holds any position with ML Resources, Inc. or the Partnership.

Mr. Case performs legal work for Buyco, CBCL, and some of its subsidiaries.  He is also a director of ML Resources, Inc. and performs legal work for the Partnership.

Mr. Buyers, Chairman of the Board of Directors of Resources, an officer of the Partnership, and a director of ML Resources, Inc., is also Chairman of the Board and is the largest stockholder of Buyco.

Mr. Simonis, President of ML Resources, Inc., an officer of the Partnership, and a director of ML Resources, Inc., is a stockholder of Buyco.

As a result of these conflicts, the Board of Directors of ML Resources, Inc. appointed a committee of outside directors, namely, David McLain and Ralph Hook, to represent the Partnership in discussions with CBCL.  CBCL’s representative in the discussions is Mr. Kent T. Lucien.

7.  Acquisition of Ka’u Orchards and Macadamia Farming Business

On May 1, 2000, the Partnership purchased 142 acres of mature macadamia trees and substantially all of the assets used in the macadamia farming business from KACI, MKACI, Mauna Kea Macadamia Orchards, Inc. and Ka’u Sugar, Inc., all affiliates of CBCL.  The farming assets consist of the farming equipment, vehicles, a husking plant, an irrigation well, leasehold improvements, office furniture and equipment and inventories related to macadamia farming.  The purchase price was $8.9 million.  As the sellers and the general partner of the Partnership were each a direct wholly-owned subsidiary of CBCL, this acquisition involved the general partner in a conflict of interest.  The Conflicts Committee negotiated the proposed terms of this acquisition, reached the conclusion that this acquisition would be in the best interest of the Partnership and the holders of the Class A Units, approved this acquisition and reported to the Board of the Directors of the general partner its recommendation that this acquisition should be approved by that Board.  The Board of Directors of the general partner unanimously approved such acquisition.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    List of Documents Filed as a Part of this Report

1.     Financial Statements.  See Index to Financial Statements at page 20 of this Form 10-K.

2.     Financial Statement Schedules.  None required

3.     Exhibits.  See Exhibit Index at page 50 of this Form 10-K.

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
J. W. A. Buyers
Chairman of the Board and Principal Executive Officer
Dated : March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature		Title

/s/	J. W. A. Buyers	Chairman of the Board and Principal Executive Officer
	J. W. A. Buyers	Director

/s/	Dennis J. Simonis	President and Chief Operating Officer
	Dennis J. Simonis	Director

/s/	Wayne W. Roumagoux	Chief Financial Officer
	Wayne W. Roumagoux	(Principal Accounting Officer)

/s/	James H. Case	Director
James H. Case

/s/	Dr. Ralph C. Hook, Jr.	Director
Dr. Ralph C. Hook, Jr.

/s/	J. Alan Kugle	Director
J. Alan Kugle

/s/	Dr. David McClain	Director
Dr. David McClain

CERTIFICATIONS

I, John W.A. Buyers, certify that:

1. I have reviewed this annual report on Form 10-Q of M. L. Macadamia Orchards, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ John W. A. Buyers

John W. A. Buyers Chairman and Chief Executive Officer

I, Dennis J. Simonis, certify that:

1. I have reviewed this annual report on Form 10-Q of M. L. Macadamia Orchards, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Dennis J. Simonis

Dennis J. Simonis President and Chief Operating Officer

I, Wayne W. Roumagoux, certify that:

1. I have reviewed this annual report on Form 10-Q of M. L. Macadamia Orchards, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Wayne W. Roumagoux

Wayne W. Roumagoux Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes, Inc.(a)

2.2	Asset Purchase Agreement including Exhibits dated March 14, 2000(g)

3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware.(c)

3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware.(c)

4.1	Depositary Agreement between Registrant, Manufacturers Hanover Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant.(c)

4.2	Form of Depositary Receipt.(c)

5.1	Legal Opinion of Counsel dated May 1, 2000(g)

10.2	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986.(b)

10.3	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989.(b)

10.4

Contribution Agreement among Mauna Loa Orchards, L.P. (“MLO”), Ka’u Agribusiness Co., Inc. (“KACI”), Mauna Kea Agribusiness Co., Inc. (“MKACI”), Mauna Kea Macadamia Orchards, Inc. (“MKMO”) and Mauna Loa dated as of July 1, 1989.(b)

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa.(c)

10.6	Lease between KACI and Registrant.(d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989.(b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989.(b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989.(b)

10.10	Farming Lease between MKACI and MKMO dated as of July 1, 1989.(b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989.(b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989.(b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989.(b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989.(b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner.(b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant.(b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant.(b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”).(b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards.(b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards.(b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards.(b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant.(b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant.(b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant.(b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate.(b)

10.26	Assignment from MLO to Registrant relating to certain orchards.(b)

10.27	Lease from the Trustees of the Bishop Estate to MLO.(b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO.(b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate.(b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI).(b)

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate.(b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL.(b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL.(b)

10.34	Lease from Richard L. Hughes to Mauna Loa.(b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa.(b)

10.36	Co-ownership and Partition Agreement between KACI and MLO.(b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859.(b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO.(b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983.(e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant.(e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant.(e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI.(f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI.(f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI.(f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI.(f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997.(f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000(g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000(g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc.(g)

11.1	Statement re: Computation of Net Income per Class A Unit.

99.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)   Incorporated by reference to Appendix A of Registrant’s Registration Statement under the Securities Act on Form S-4, Registration Statement No. 333-46271, filed February 13, 1998.

(b)   Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement under the Securities Act on Form S-1, Registration Statement No. 33-30659, filed October 20, 1989.

(c)   Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement under the Securities Act on Form S-1, Registration Statement No. 33-4903, filed June 5, 1986.

(d)   Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K, Commission filed No. 1-9145, for the year ended December 31, 1986, filed March 27, 1987.

(e)   Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K, Commission filed No. 1-9145, for the year ended December 31, 1991, filed March 27, 1992.

(f)    Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement under the Securities Act on Form S-4, Registration Statement No. 333-46271, filed February 13, 1998.

(g)   Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 8, 2000.