Form 10-Q
period 2003-03-31
ML MACADAMIA ORCHARDS L P
filed 2003-05-13
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No ☐

As of March 31, 2003, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Balance Sheets

(in thousands)

	March 31,		December 31, 2002
	2003	2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,475	$203	$31
Accounts receivable	2,209	4,807	5,656
Inventory of farming supplies	156	166	158
Annualized cost adjustment	929	684	—
Other current assets	231	223	191
Total current assets	5,000	6,083	6,036
Land, orchards and equipment, net	55,103	57,620	55,746
Intangible assets, net	20	23	21
Total assets	$60,123	$63,726	$61,803

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$473	$474	$473
Short-term borrowings	—	800	800
Accounts payable	159	272	400
Cash distributions payable	379	379	379
Accrued payroll and benefits	650	635	742
Other current liabilities	16	253	22
Total current liabilities	1,677	2,813	2,816
Long-term debt	2,901	3,374	2,920
Deferred income tax liability	1,218	1,220	1,218
Total liabilities	5,796	7,407	6,954

Commitments and contingencies
Partners’ capital
General partners	543	563	549
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	53,784	55,756	54,300
Total partners’ capital	54,327	56,319	54,849
Total liabilities and partners’ capital	$60,123	$63,726	$61,803

See accompanying notes to financial statements.

Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended March 31,
	2003	2002
Macadamia nut sales	$1,031	$1,634
Contract farming revenue	1,274	975
Total revenues	2,305	2,609
Cost of goods and services sold
Costs expensed for farming and services	1,739	1,842
Depreciation and amortization	254	385
Other	97	90
Total cost of goods and services sold	2,090	2,317
Gross income	215	292
General and administrative expenses
Costs expensed under management contract with related party	56	61
Other	239	289
Total general and administrative expenses	295	350
Operating loss	(80)	(58)
Interest expense	(57)	(97)
Interest income	3	19
Loss before tax	(134)	(136)
Income tax expense	9	10
Net loss	$(143)	$(146)

Net cash flow (as defined in the Partnership Agreement)	$92	$210

Net loss per Class A Unit	$(0.02)	$(0.02)

Net cash flow per Class A Unit	$0.01	$0.03

Cash distributions per Class A Unit	$0.05	$0.05

Class A Units outstanding	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended March 31,
	2003	2002

Partners’ capital at beginning of period:
General partners	$549	$569
Class A limited partners	54,300	56,275
	54,849	56,844

Allocation of net loss:
General partners	(2)	(2)
Class A limited partners	(141)	(144)
	(143)	(146)

Cash distributions:
General partners	4	4
Class A limited partners	375	375
	379	379

Partners’ capital at end of period:
General partners	543	563
Class A limited partners	53,784	55,756
	$54,327	$56,319

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Cash received from good and services	$5,862	$4,489
Cash paid to suppliers and employees	(3,223)	(3,829)
Interest received	3	—
Net cash provided by operating activities	2,642	660

Cash flows from investing activities
Acquisition of capital equipment	—	(6)
Net cash used in investing activities	—	(6)

Cash flows from financing activities:
Proceeds from drawings on line of credit	700	1,500
Repayment of line of credit	(1,500)	(1,900)
Capital lease payments	(19)	(29)
Cash distributions paid	(379)	(379)
Net cash used in financing activities	(1,198)	(808)

Net increase (decrease) in cash	1,444	(154)
Cash at beginning of period	31	357
Cash at end of period	$1,475	$203

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(143)	$(146)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	254	385
Decrease in accounts receivable	3,449	1,679
Decrease (increase) in inventories	3	(9)
Increase in annualized cost adjustment	(543)	(424)
Increase in other current assets	(40)	(178)
Decrease in accounts payable	(243)	(193)
Decrease in accrued payroll and benefits	(92)	(224)
Decrease in other current liabilities	(3)	(230)
Total adjustments	2,785	806
Net cash provided by operating activities	$2,642	$660

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2003, March 31, 2002 and December 31, 2002 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2003 and 2002.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or for any future period.

These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2002 Annual Report on Form 10-K.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the three months ended March 31, 2003 and March 31, 2002.

Segment Reporting for the Three Months ended March 31, 2003

(in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total
Revenues	$1,031	$2,175	$(901)	$2,305
Composition of intersegment revenues	—	901	—	901
Operating income (loss)	(134)	54	—	(80)
Depreciation expense	182	72	—	254
Segment assets	53,733	6,390	—	60,123

Segment Reporting for the Three Months ended March 31, 2002

(in thousands)

	Owned Orchards	Contract Farming	Intersegment elimination	Total
Revenues	$1,634	$2,340	$(1,365)	$2,609
Composition of intersegment revenues	—	1,365	—	1,365
Operating income (loss)	(140)	82	—	(58)
Depreciation expense	323	62	—	385
Segment assets	56,535	7,191	—	63,726
Expenditures for property and equipment	—	6	—	6

All revenues are from sources within the United States.

(3)          INTERIM REPORTING

All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as an annualized cost adjustment.

(4)          PARTNERS’ CAPITAL

All capital allocations reflect the general partner’s 1% equity interest and the limited partners’ 99% percent equity interest.  Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(5)          CASH DISTRIBUTIONS

On March 7, 2003, a first quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on May 15, 2003 to unit holders of record as of the close of business on March 31, 2003.

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Results of Operations

For the first quarter 2003, ML Macadamia Orchards recorded a net loss of $143,000 or $0.02 per Class A Unit, compared to a net loss of $146,000, or $0.02 per Class A Unit, for the first quarter 2002.  Total revenues for the first quarter 2003 were $2.3 million, which included $1.3 million of farming service revenue.  First quarter 2002 revenue was $2.6 million, which included $975,000 of farming service revenue.

Owned-orchard Segment

For the three months ended March 31, 2003 and 2002, nut production, nut prices and nut revenues are summarized below:

	For the Three Months Ended March 31,			Change
	2003	2002
Nut harvested (000's pounds WIS @25%)	2,285	3,385	-	32%
Nut price (per pound)	$0.4512	$0.4823	-	6%
Net nut sales ($000's)	1,031	1,634	-	37%

Production for the three-month period ended March 31, 2003 was 2.3 million pounds, 32% less than for the first quarter 2002, and 32% less than the Partnership’s 10-year average of 3.4 million pounds for first quarter production.

Average nut prices received for the first quarter of 2003 were 45¢ per pound compared to an average of 48¢ per pound for the first quarter of 2002. The price that the Partnership receives for its nuts is based 50% on the current year processing and marketing results of Mauna Loa and 50% on USDA-reported macadamia nut prices for the two preceding years.  The USDA portion for the current year will be lower than the previous year by 5%.  The Mauna Loa portion of the current year’s nut price is currently estimated to be lower by about 2% compared to 2002.  However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2002, the actual average nut price received by the Partnership was 47¢ per pound.

Cost of goods sold (owned-orchard segment) for the first quarter 2003 was $1.2 million, or 51¢ per pound, compared to $1.4 million, or 42¢ per pound, for the first quarter 2002.  Production costs are based on annualized standard unit costs for interim reporting periods.

Farming Segment

Farming service revenue was $1.3 million for the first quarter 2003 compared with $975,000 for the first quarter 2002. The cost of services sold was $1.15 million in 2003 and $894,000 in 2002, which included $72,000 and $68,000 of depreciation expense, respectively.   As a result of the decrease in the nut price a more conservative approach to farming was implemented in 2001 and continued through 2002 and 2003.

In late 2002, a controversy arose surrounding the sale by C. Brewer & Co., Ltd. (CBCL) of approximately 155 tree acres to third parties.  CBCL reported to the Partnership that the buyers of the orchards did not wish to assume the farming contracts, therefore, CBCL was terminating the contracts.  The Partnership believes the contracts are not terminable at will and is currently negotiating a settlement with CBCL.

General and Administrative Expenses

General and administrative expenses are lower for the first quarter 2003 by $55,000 compared to the same period in 2002.  This is a result of lower production and the utilization of standardized costing.

Other Income and Expenses

The Partnership recorded interest expense of $57,000 for the first quarter 2003 and $97,000 for the first quarter of 2002.  This was due to (1) the long-term loan used to acquire the farming operations, (2)  capitalized equipment leases, and (3) interest expense on the revolving line of credit.  The decrease is a result of the lower market interest rates, and lower debt in the first quarter 2003 than in the first quarter 2002.

Interest income was $3,000 for the first quarter of 2003 and $19,000 for the first quarter of 2002.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter.  However, farming operations continue year round. As a result, additional working capital is required for much of the harvesting season.

The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit.  On March 31, 2003 the Partnership had a cash balance of $1.5 million.  The Partnership anticipates borrowing from the revolving line of credit to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, usually from the beginning of harvesting operation in June or July to the following January.

On March 31, 2003, the Partnership had $3.4 million in outstanding long-term debt representing a $3.2 million ten-year note under its Credit Agreement and $174,000 of capital leases.  This compares to $3.8 million long-term debt at March 31, 2002, represented by $3.6 million ten-year note under its Credit Agreement and $248,000 of capital leases.  The Credit Agreement contains certain restrictions, which are discussed in Part II - Item 2 below.

On March 31, 2003 the Partnership’s working capital was $3.3 million and its current ratio was 2.98 to 1, up from $3.3 million and 2.16 to 1 on March 31, 2002.  The Partnership’s Credit Agreement requires a working capital minimum of $2.5 million and a minimum current ratio of 1.50 to 1. The Partnership is in compliance with the terms of its Credit Agreement.

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

On January 30, 2002, the Partnership received a payment of $2.4 million from Mauna Loa on a total receivable of $5.4 million. The balance of the December 31, 2001 receivable was subsequently paid in full.  Full payment was received on April 30, 2003 for first quarter 2003 nut deliveries, but approximately $375,000 remains past due for husking and other services.  It is anticipated that payment will be made, thus no reserve has been established.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of March 31, 2003, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $32,000.

Item 4.  Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures are effective.

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

4.              Minimum tangible net worth of $54.5 million (reduced by the amount of allowed cash distributions over net income).

5.              Maximum ratio of funded debt to capitalization of 20%.

6.              Minimum debt coverage ratio of 2.5 to 1.

Item 5.  Other Information

Effective April 30, 2003 J. Allen Kugle resigned as a director of ML Resourses, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a)          The following documents are filed as part of this report:

Exhibit Number	Description
11.1	Statement re Computation of Net Income per Class A Unit

99.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 8, 2003	By	/s/ John W. A. Buyers
John W. A. Buyers
Chairman and Chief Executive Officer (and Duly Authorized Officer)

	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Operating Officer (and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003

/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Senior Financial Officer