Form 10-Q
period 2003-06-30
ML MACADAMIA ORCHARDS L P
filed 2003-08-14
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐   No  ☒

As of June 30, 2003 Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Balance Sheets

(in thousands)

	June 30,		December 31,
	2003	2002	2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$379	$5	$31
Accounts receivable	941	1,996	5,656
Inventory of farming supplies	168	142	158
Deferred farming costs	2,634	2,617	—
Other current assets	338	245	191
Total current assets	4,460	5,005	6,036
Land, orchards and equipment, net	54,471	56,982	55,746
Intangible assets, net	20	23	21
Total assets	$58,951	$62,010	$61,803

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$468	$466	$473
Short-term borrowing	—	500	800
Accounts payable	84	154	400
Cash distributions payable	379	379	379
Accrued payroll and benefits	513	489	742
Other current liabilities	37	144	22
Total current liabilities	1,481	2,132	2,816
Long-term debt	2,489	2,959	2,920
Deferred income tax liability	1,218	1,220	1,218
Total liabilities	5,188	6,311	6,954
Commitments and contingencies
Partners’ capital
General partners	537	557	549
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	53,226	55,142	54,300
Total partners’ capital	53,763	55,699	54,849
Total liabilities and partners’ capital	$58,951	$62,010	$61,803

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Macadamia nut sales	$372	$88	$1,403	$1,722
Contract farming revenue	736	574	2,010	1,549
Total revenues	1,108	662	3,413	3,271
Cost of goods and services
Costs expensed for farming and services	773	340	2,512	2,182
Depreciation and amortization	163	96	417	481
Other	104	96	201	186

Total cost of goods sold	1,040	532	3,130	2,849
Gross income	68	130	283	422
General and administrative expenses
Costs expensed under management contract with related party	39	42	95	103
Other	172	265	411	554
Total general and administrative expenses	211	307	506	657
Operating loss	(143)	(177)	(223)	(235)
Interest expense	(46)	(78)	(103)	(175)
Interest income	5	19	8	38
Loss before tax	(184)	(236)	(318)	(372)
Income tax expense	1	5	10	15
Net loss	$(185)	$(241)	$(328)	$(387)

Net cash flow (as defined in the Partnership Agreement)	$(439)	$(568)	$(347)	$(358)

Net loss per Class A Unit	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Net cash flow per Class A Unit	$(0.06)	$(0.07)	$(0.05)	$(0.05)

Cash distributions per Class A Unit	$0.05	$0.05	$0.10	$0.10

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Partners’ capital at beginning of period:
General partners	$543	$563	$549	$569
Class A limited partners	53,784	55,756	54,300	56,275
	54,327	56,319	54,849	56,844

Allocation of net loss
General partners	(2)	(2)	(4)	(4)
Class A limited partners	(183)	(239)	(324)	(383)
	(185)	(241)	(328)	(387)

Cash distributions:
General partners	4	4	8	8
Class A limited partners	375	375	750	750
	379	379	758	758

Partners’ capital at end of period:
General partners	537	557	537	557
Class A limited partners	53,226	55,142	53,226	55,142
	$53,763	$55,699	$53,763	$55,699

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Cash received from goods and services	$2,402	$3,423	$8,264	$7,912
Cash paid to suppliers and employees	(2,696)	(2,512)	(5,919)	(6,341)
Interest received	2	—	5	—
Net cash provided by (used in) operating activities	(292)	911	2,350	1,571

Cash flows from investing activities:
Acquisition of orchards and farming business	(8)	(7)	(8)	(13)
Net cash used in investing activities	(8)	(7)	(8)	(13)

Cash flows from financing activities:
Proceeds from line of credit	—	2,000	700	3,500
Payments on line of credit	—	(2,300)	(1,500)	(4,200)
Payments on long term borrowings	(400)	(400)	(400)	(400)
Capital lease payments	(17)	(23)	(36)	(52)
Cash distributions paid	(379)	(379)	(758)	(758)
Net cash used in financing activities	(796)	(1,102)	(1,994)	(1,910)

Net increase (decrease) in cash	(1,096)	(198)	348	(352)
Cash at beginning of period	1,475	203	31	357
Cash at end of period	$379	$5	$379	$5

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(185)	$(241)	$(328)	$(387)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	163	96	417	481
Decrease in accounts receivable	1,268	2,811	4,715	4,490
Decrease (increase) in inventories	(12)	24	(10)	15
Increase in deferred farming costs	(1,228)	(1,386)	(1,767)	(1,810)
Increase in other current assets	(107)	(18)	(148)	(196)
Decrease in accounts payable	(75)	(119)	(316)	(312)
Decrease in accrued payroll and benefits	(137)	(146)	(229)	(370)
Increase (decrease) in other current liabilities	21	(110)	16	(340)
Total adjustments	(107)	1,152	2,678	1,958
Net cash provided by (used in) operating activities	$(292)	$911	$2,350	$1,571

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2003, June 30, 2002 and December 31, 2002 and the results of operations, changes in partners’ capital and cash flows for the periods ended June 30, 2003 and 2002.  The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

The following is a summary of each reportable segment’s operating income and each segment’s assets as of, and for the three and six-month periods ended, June 30, 2003 and 2002 (000’s).

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Owned orchards	$372	$88	$1,403	$1,722
Contract farming	1,008	836	3,183	2,273
Intersegment elimination (all contract farming)	(272)	(262)	(1,173)	(724)
Total	$1,108	$662	$3,413	$3,271

Operating income (loss):
Owned orchards	$(216)	$(240)	$(350)	$(380)
Contract farming	73	63	127	145
Total	$(143)	$(177)	$(223)	$(235)

Depreciation:
Owned orchards	$85	$44	$267	$361
Contract farming	78	52	150	120
Total	$163	$96	$417	$481

Expenditures for property and equipment:
Owned orchards	$8	$7	$8	$13
Contract farming	—	—	—	—
Total	$8	$7	$8	$13

Segment assets:
Owned orchards			$52,792	$55,537
Contract farming			6,159	6,473
Total			$58,951	$62,010

All revenues are from sources within the United States.

(3)          INTERIM REPORTING

All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as deferred farming costs, which amounted to $2.6 million for the six months ended June 30, 2003 and June 30, 2002.

(4)          LONG-TERM CREDIT

Revolving Credit Loan. On May 2, 2000, the Partnership entered into a credit agreement with Pacific Farm Credit Services, under which it will have available a $5 million revolving credit facility through April 30, 2004. There were no borrowings outstanding under this credit facility as of June 30, 2003.

Borrowings under this agreement bear interest at the prime lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

Term Debt. As of June 30, 2003, the Partnership owed $2.8 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 3.56 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5)          PARTNERS’ CAPITAL

All capital allocations reflect the general partner’s 1% equity interest and the limited partners’ 99% percent equity interest.  Net income (loss) per Class A Unit is calculated by dividing 99% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(6)          CASH DISTRIBUTIONS

On June 12, 2003, a second quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on August 15, 2003 to unit holders of record as of the close of business on June 30, 2003.

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

Results of Operations

ML Macadamia Orchards’ net loss for the second quarter of 2003 was $185,000, compared to a net loss of $241,000 recorded in same period in 2002.  Net loss per Class A Unit was $0.02 compared to last year’s quarterly net loss of $0.03.  Net cash flow, as defined in the Partnership Agreement, per Class A Unit decreased to a negative $0.06 from a negative $0.05.

The increase in second quarter revenues of $1.1 million compared to $662,000 for last year’s second quarter was due to the increased production from the Partnership’s orchards and the contract orchards. The second quarter normally accounts for less than 4% of the total year’s harvest and revenues.  It marks the end of the crop year that began the previous July, and harvesting is usually at a minimum.

Net loss for the six months ended June 30, 2003 was $328,000,  better than the net loss of $387,000 recorded in the first half of 2002.  Net loss per Class A Unit was $0.04 compared to net loss of $0.05 for the first half of last year and net cash flow per Class A Unit was a negative $0.05 compared to a negative $0.05 last year.

Revenues for the first six months of 2003 amounted to $3.4 million, 3% higher than the $3.3 million recorded in the first half of 2002.

Owned-orchard Segment

For the three months and the six months ending June 30, 2003 and 2002, nut production, nut prices and revenues are summarized below:

	For the Three Months Ended June 30,		Change
	2003	2002
Nut harvested (000’s pounds WIS)	808	271	198%
Nut price (per pound)	$0.4604	$0.4682	-2%
Net nut sales ($000’s)	372	127	193%
1st quarter estimated price adjustment		$(39)
Revenue settlement ($000’s)	—	—
Total nut sales ($000’s)	372	88	323%

	For the Six Months Ended June 30,		Change
	2003	2002
Nut harvested (000’s pounds WIS)	3,087	3,657	-16%
Nut price (per pound)	$0.4545	$0.4709	-3%
Net nut sales ($000’s)	1,403	1,722	-19%
Revenue settlement ($000’s)	—	—
Total nut sales ($000’s)	1,403	1,722	-19%

Production for the three-month period ending June 30, 2003 was approximately 198% greater than the three-month period ending June 30, 2002.  The six-month period ending June 30, 2003 was 16% lower than the same period in 2002.

The Partnership’s nut price is determined by a formula, which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa, our exclusive purchaser. The average nut price reflected in the second quarter 2003 results was $0.4604, a 2% decline from the second quarter 2002.  This price is based on Mauna Loa’s latest estimate and may be different from the price that is ultimately paid. For the six-month period, the estimated nut price is down by 3% compared to the same period in 2002. The USDA portion of the current year’s nut price will be 5% lower than the previous year, and the Mauna Loa portion of the current year’s nut price is estimated to be flat (to the prior full year actual).  However, the final nut price for the year is not known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2002, the actual average nut price received by the Partnership was $0.47.

Production costs are based on annualized standard unit costs for interim reporting periods.  Total production costs for the owned-orchards were higher for the three-month period in 2003 compared to the same period in 2002 due to the greater production.  For the six-month period, farming costs for the current year were higher for the same reason.

Crop Year Production Results

Macadamia nut production for the 2002-2003 crop year (July 1 to June 30) totaled 21.0 million pounds, 1 million pounds lower than the 2001-2002 crop year.  The Keaau and Mauna Kea regions experienced inclement weather early in the season that negatively affected production.  Mauna Kea, fortunately, improved its production with an off-season harvest late in the spring of 2003.  Adequate moisture that preceded a drought during the latter half of 2002 in the Ka’u region kept production at historical levels.

Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year Ended June 30,			2003 Over 2002	2002 Over 2001
	2003	2002	2001
Keaau	6,959	8,596	8,177	-19%	+5%
Ka’u	12,188	12,297	12,271	-1%	—
Mauna Kea	1,763	1,146	1,375	+54%	-17%
Total Production	20,910	22,039	21,823	-5%	+1%

Farming Segment

Revenue generated from the farming of macadamia orchards owned by other growers was $736,000 for the second quarter 2003, or 28% higher than the three months ended June 30, 2002.  Farming expenses for the quarter ended June 30, 2003 were $658,000, which included $78,000 of depreciation expense. Farming revenues for the first half of 2003 amounted to $2,010,000 or 30% greater than the six months ended June 30, 2002.  Related farming expenses were $1,808,000, including $150,000 in depreciation.

Other Income and Expenses

The Partnership recorded interest expense of $46,000 for the second quarter 2003, which was $32,000 lower than the same period in 2002. For the six months ended June 30, 2003 and 2002, interest expense was $103,000 and $175,000, respectively. The interest results from borrowings required to acquire the farming operations and late payment by Mauna Loa.

Interest income decreased by $14,000 for the quarter and $30,000 for the first half of 2003 compared to 2002 because of the lower investment fund interest.

Liquidity and Capital Resources

For the six months ended June 30, 2003, cash provided from operations of $2.35 million was derived principally from a decrease in accounts receivable less an increase in the deferred farming costs.  Cash provided by operations was used to pay distributions to unit holders of $758,000 and repay debt.  During the period the Partnership repaid $400,000 under its term loan agreement and $800,000 on its revolving line of credit.

At June 30, 2003, the Partnership had $3.0 million in outstanding long-term debt representing a $2.8 million ten-year note under a new Credit Agreement and $157,000 of capital leases.  The Credit Agreement contains certain restrictions, which are discussed in Part II - Item 2 below.

Macadamia nut farming is seasonal, with production peaking in the fall and winter.  However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit.  The Partnership had cash balances of $379,000 and $5,000 at June 30, 2003 and 2002, respectively and there were no borrowings on the line of credit as of June 30, 2003.  The Partnership anticipates borrowing from the revolving line of credit during the last five months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.

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

Other Developments

El Nino weather affected the Ka’u region with dry conditions in the first half of 2003.  The dry conditions are expected to continue with a negative impact on production in this region.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of June 30, 2003, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $28,000.

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

6.              Minimum debt coverage ratio of 2.5 to 1. The Partnership is in compliance with all loan covenants as of June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

Exhibit Number	Description

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 13, 2003		By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Operations Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350