Form 10-Q
period 2003-09-30
ML MACADAMIA ORCHARDS L P
filed 2003-11-13
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003 Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Balance Sheets (unaudited)

(in thousands)

	September 30,		December 31, 2002
	2003	2002
Assets
Current assets
Cash and cash equivalents	$215	$54	$31
Accounts receivable	5,301	5,045	5,656
Inventory of farming supplies	146	156	158
Deferred farming costs	1,325	1,629	—
Other current assets	241	173	191
Total current assets	7,228	7,057	6,036
Land, orchards and equipment, net	53,841	56,388	55,746
Intangible assets, net	19	22	21
Total assets	$61,088	$63,467	$61,803

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$460	$458	$473
Short-term borrowing	2,100	1,900	800
Accounts payable	319	317	400
Accounts payable to related party	26	28	—
Cash distributions payable	227	379	379
Accrued payroll and benefits	671	686	742
Other current liabilities	59	163	22
Total current liabilities	3,862	3,931	2,816
Long-term debt	2,481	2,952	2,920
Deferred income tax liability	1,218	1,220	1,218
Total liabilities	7,561	8,103	6,954
Commitments and Contingencies
Partners’ capital
General partners	535	554	549
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	52,992	54,810	54,300
Total partners’ capital	53,527	55,364	54,849
Total liabilities and partners’ capital	$61,088	$63,467	$61,803

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Macadamia nut sales	$3,784	$3,953	$5,187	$5,675
Contract farming revenue	1,392	1,136	3,402	2,685
Total revenues	5,176	5,089	8,589	8,360
Cost of goods and services
Costs expensed for farming and services	4,112	3,903	6,825	6,271
Depreciation and amortization	964	644	1,381	1,125
Total cost of goods sold	5,076	4,547	8,206	7,396
Gross income	100	542	383	964
General and administrative expenses
Costs expensed under management contract with related party	41	55	136	158
Other	224	462	635	1,016
Total general and administrative expenses	265	517	771	1,174
Operating income (loss)	(165)	25	(388)	(210)
Interest expense	(47)	(66)	(150)	(241)
Interest income	—	3	8	41
Other income	206	96	206	96
Income (loss) before tax	(6)	58	(324)	(314)
Income tax expense	3	15	13	30
Net income (loss)	$(9)	$43	$(337)	$(344)

Net cash flow (as defined in the Partnership Agreement)	$939	$673	$591	$315

Net income (loss) per Class A Unit	$0.00	$0.01	$(0.04)	$(0.05)

Net cash flow per Class A Unit	$0.13	$0.09	$0.08	$0.04

Cash distributions per Class A Unit	$0.03	$0.05	$0.13	$0.15

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Partners’ capital at beginning of period:
General partners	$537	$557	$549	$569
Class A limited partners	53,226	55,142	54,300	56,275
	53,763	55,699	54,849	56,844

Allocation of net income (loss)
General partners	—	—	(4)	(3)
Class A limited partners	(9)	43	(333)	(341)
	(9)	43	(337)	(344)

Cash distributions:
General partners	2	3	10	12
Class A limited partners	225	375	975	1,125
	227	378	985	1,137

Partners’ capital at end of period:
General partners	535	554	535	554
Class A limited partners	52,992	54,810	52,992	54,810
	$53,527	$55,364	$53,527	$55,364

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Cash received from goods and services	$1,200	$1,905	$9,469	$9,817
Cash paid to suppliers and employees	(3,058)	(2,818)	(8,977)	(9,159)
Net cash provided by (used in) operating activities	(1,858)	(913)	492	658

Cash flows from investing activities:
Capital expenditures	(11)	(46)	(19)	(59)
Net cash used in investing activities	(11)	(46)	(19)	(59)

Cash flows from financing activities:
Proceeds from line of credit	2,100	2,100	2,800	5,600
Payment of line of credit	—	(700)	(1,500)	(4,900)
Payments on long term borrowing	—	—	(400)	(400)
Capital lease payments	(16)	(14)	(52)	(66)
Cash distributions paid	(379)	(378)	(1,137)	(1,136)
Net cash provided by (used in) financing activities	1,705	1,008	(289)	(902)

Net increase (decrease) in cash	(164)	49	184	(303)
Cash at beginning of period	379	5	31	357
Cash at end of period	$215	$54	$215	$54

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(9)	$43	$(337)	$(344)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	964	644	1,381	1,125
Decrease (increase) in accounts receivable	(4,359)	(3,048)	356	1,442
Decrease (increase) in inventories	23	(13)	13	2
Decrease (increase) in deferred farming costs	981	983	(786)	(827)
Decrease (increase) in other current assets	98	71	(50)	(125)
Increase (decrease) in accounts payable	262	191	(54)	(121)
Increase (decrease) in accrued payroll	157	197	(72)	(173)
Increase (decrease) in other current liabilities	25	19	41	(321)
Total adjustments	(1,849)	(956)	829	1,002
Net cash provided by (used in) operating activities	$(1,858)	$(913)	$492	$658

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2003, September 30, 2002 and December 31, 2002 and the results of operations, changes in partners’ capital and cash flows for the periods ended September 30, 2003 and 2002.  The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

The following is a summary of each reportable segment’s operating income (loss) and each segment’s assets as of, and for the three and nine month periods, ended September 30, 2003 and 2002 (000’s).  Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Owned orchards	$3,784	$3,953	$5,187	$5,675
Contract farming	1,997	2,278	5,180	4,551
Intersegment elimination (all contract farming)	(605)	(1,142)	(1,778)	(1,866)
Total	$5,176	$5,089	$8,589	$8,360

Operating income:
Owned orchards	$(343)	$(71)	$(693)	$(451)
Contract farming	$178	$96	$305	$241
Total	$(165)	$25	$(388)	$(210)

Depreciation:
Owned orchards	$890	$557	$1,157	$918
Contract farming	74	87	224	207
Total	$964	$644	$1,381	$1,125

Expenditures for property and equipment:
Owned orchards	$11	$46	$19	$59
Contract farming	—	—	—	—
Total	$11	$46	$19	$59

Segment assets:
Owned orchards			$55,474	$57,820
Contract farming			5,614	5,647
Total			$61,088	$63,467

All revenues are from sources within the United States.

(3)          INTERIM REPORTING

All production costs are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date being reported on the balance sheet as deferred farming costs.

(4)          LONG-TERM CREDIT

Revolving Credit Loan. On May 2, 2000, the Partnership entered into a credit agreement with Pacific Farm Credit Services, under which it will have available a $5 million revolving credit facility through April 30, 2004. There was $2,100,000 in borrowings outstanding under this credit facility as of September 30, 2003.

Borrowings under this agreement bear interest at the prime-lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily-unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

Term Debt. As of September 30, 2003, the Partnership owed $2.8 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 3.26 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5)          PARTNERS’ CAPITAL

All capital allocations reflect the general partner’s 1% equity interest and the limited partners’ 99% percent equity interest.  Net income (loss) per Class A Unit is calculated by dividing 99% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(6)          CASH DISTRIBUTIONS

On September 19, 2003 a third quarter cash distribution was declared in the amount of three cents ($0.03) per Class A Unit, payable on November 14, 2003 to unit holders of record as of the close of business on September 30, 2003.

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

Results of Operations

ML Macadamia Orchards’ net loss for the third quarter of 2003 was $9,000, as compared to the $43,000 net income recorded in same period in 2002.  Net loss per Class A Unit was $0.00 compared to last year’s net income of $0.01.  Net cash flow per Class A Unit increased to $0.13 from $0.09.

Total revenues for the third quarter 2003 were $5.2 million, of which $3.8 million was nut revenue and $1.4 million farming revenue. This compared to last year’s third quarter revenues of $5.1 million, of which $4.0 million was nut revenue and $1.1 million was farming revenue.

Net loss for the nine months ended September 30, 2003 was $337,000, compared to net loss of $344,000 recorded in the first nine months of 2002.  Revenue from owned orchards for the first three quarters of the both years is based on an estimated nut price from Mauna Loa, which will be actualized in the fourth quarter results. Net loss per Class A Unit was $0.04 compared to net loss of $0.05 last year and net cash flow per Class A Unit was $0.08 compared to $0.04.

Revenues for the first nine months of 2003 were $8.6 million, 2% higher than the $8.4 million recorded in the first nine months of 2002.

Owned-orchard Segment

For the three months and the nine months ending September 30, 2003 and 2002, nut production wet-in-shell (WIS), nut prices and revenues are summarized below:

	For the Three Months Ended September 30,		Change
	2003	2002
Nut harvested (000’s pounds WIS)	8,044	8,438	-5%
Nut price (per pound)	$0.4704	$0.4685	+0%
Total nut sales ($000’s)	$3,784	$3,953	-4%

	For the Nine Months Ended September 30,		Change
	2003	2002
Nut harvested (000’s pounds WIS)	11,128	12,090	-8%
Nut price (per pound)	$0.4661	$0.4694	-1%
Total nut sales ($000’s)	5,187	5,675	-9%

Production for the three-month period ending September 30, 2003 was 5% lower than the three-month period ending September 30, 2002, but 31% above the historical average for this period.  For the nine months ended September 30, 2003, production was 8% lower than the same period in 2002, but 6% higher than the historical average for this period.

The average nut price received for the third quarter 2003 was $0.4704, slightly higher than the third quarter 2002.  This price is based on Mauna Loa’s latest estimate and may be different from the price that is ultimately paid.  For the nine-month period, estimated nut prices declined by 1% compared to the same period in 2002.  The Partnership’s nut price is determined by a formula which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), our exclusive purchaser.  The USDA portion of the current year’s nut price will be 5% lower than the previous year, and the Mauna Loa portion of the current year’s nut price is estimated to be flat (to the prior full year actual).  However, the final nut price for the year is not known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2002, the actual average nut price received by the Partnership was $0.4748.

Production costs are based on annualized standard unit costs for interim reporting periods.  Total production costs for the owned-orchards for the three-months ended September 30, 2003 were equal to the same period in 2002 even though 2003 had 5% lower production.  The Partnership performed early harvesting for its customer of approximately 1.0 million pounds for an additional $0.15 per pound.  For the nine-month period, farming costs for the current year were $150,000 higher than in 2002.  This cost increase is the result of extra harvesting and a higher standard unit cost.

Farming Segment

Revenue generated from the farming of macadamia orchards that are owned by other growers was $1,392,000 for the third quarter 2003, or $256,000 higher than the three months ended September 30, 2002.  Farming expenses for the quarter ended September 30, 2003 were $1,290,000, which included $224,000 of depreciation expense.  Farming revenues for the first nine months of 2003 were $3,402,000 compared to the nine months in 2002 of $2,685,000.

Other Income and Expenses

The Partnership recorded interest expense of $47,000 for the third quarter 2003, which was $19,000 less than the same period in 2002. For the nine months ended September 30, 2003 and 2002, interest expense was $150,000 and $241,000, respectively. The interest results from borrowings required to acquire the farming operations and provide working capital for off-season farming operations. The decrease is the result of lower balances on the line of credit and long-term debt and lower interest rates.

Interest income decreased by $3,000 for the quarter and decreased $33,000 for the first nine months of 2003 compared to 2002.

Other income of $206,000 was recorded in the third quarter of 2003 as a result of the settlement of an insurance claim under the Partnership’s crop insurance policy. Other income of $96,000 was recorded in the third quarter 2002 as the result of early termination of certain lease rights held by the Partnership.  Other income is $206,000 and $96,000 for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, cash provided by operations of $492,000 was derived principally from a decrease in accounts receivable, an increase in the deferred farming costs and a decrease in liabilities.  Cash provided by operations was used to pay distributions to Unit holders of $985,000.  During the nine-month period the Partnership has borrowed $1.3 million net on its revolving line of credit, approximately $500,000 more than net borrowings in the first nine months of the prior year.

At September 30, 2003, the Partnership had $2.9 million in outstanding long-term debt representing a $2.8 million ten-year note under a Credit Agreement and $141,000 of capital leases.  The Credit Agreement contains certain restrictions, which are discussed in Part II - Item 2 below.

Macadamia nut farming is seasonal, with production peaking in the fall and winter.  However, farming operations continue year round. As a result, additional working capital is required for much of the year.

The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit.  The Partnership had a cash balance of $215,000 at September 30, 2003 and there was $2.1 million drawn on the line of credit.  The Partnership has repaid the line of credit as of October 31, 2003 and anticipates borrowing from the revolving line of credit during the last two months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.

It is the opinion of management that the Partnership has adequate borrowing capacity available to meet anticipated working capital needs.

Other Developments

In September of 2002, the Partnership reached agreement to purchase approximately 1,774 acres of land currently under long-term leases with C. Brewer and Company, Limited.  The transaction has been withdrawn by the seller and is not expected to materialize.  The Partnership will continue to lease the orchards until the respective termination dates of the leases, ranging from December 31, 2019 to June 30, 2045.

The Ka’u region suffered drought conditions in 2003 receiving 15 inches of rain in the first nine months of 2003.  This is less than the 10-year annual average of 39 inches, the nine months 10-year average of 27 inches and the nine month period of 2002 which was 56 inches of rain.  The drier than average conditions may have a negative effect on nut production in the Ka’u region.

The Partnership’s largest unit holder, the Farhad Ebrahimi group, has increased its stake in the Partnership to 888,400 units or 11.8% of the outstanding units as of October 22, 2003.  The group has indicated in their SEC filings that they have no intention of gaining control or becoming involved with the management of the Partnership at this time.

In late 2002, a controversy arose surrounding the sale by C. Brewer & Company, Limited (CBCL) of approximately 155 tree acres to third parties.  CBCL reported to the Partnership that the buyers of the orchards did not want to assume the farming contracts, therefore, CBCL was terminating the contracts.  The Partnership believes the contracts are not terminable at will and is currently negotiating a settlement with CBCL.  The Partnership ceased farming the 155 tree acres in 2001 and 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of September 30, 2003, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $28,000.

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

The Partnership is in compliance with all covenants of the Credit Agreement with Pacific Coast Farm Credit Services as of September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)               The following documents are filed as part of this report:

Exhibit Number	Description

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)              Reports on Form 8-K:

June 30, 2003 FORM 10-Q

September 30, 2003 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 12, 2003		By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Operating Officer

		By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification of Officers pursuant to 18 U.S.C.Section 1350