Form 10-K
period 2003-12-31
ML MACADAMIA ORCHARDS L P
filed 2004-03-17
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

As of March 11, 2004, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $32,925,000 (based on the closing price on that date of $4.39 per Unit).

PART I

ITEM 1.  BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a publicly traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in Hawaii.  The Partnership believes that it is one of the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 4,169 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)  The Partnership sells all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under long-term nut purchase contracts.  The Partnership farms its own orchards and approximately 2,645 additional acres of macadamia orchards for other orchard owners.  The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”).  Until July 31, 2001, the Managing Partner was a wholly owned subsidiary of C. Brewer and Company, Limited (“CBCL”), which in turn is wholly owned by Buyco, Inc. (“Buyco”).  On August 1, 2001, all of the stock of the Managing Partner was purchased by D. Buyers Enterprises, LLC (“DBE”).  J.W.A. Buyers is the majority owner and Member of DBE and the Chairman of the Board of CBCL.

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

(b) Financial Information about Industry Segments

The response to this section of Item 1 incorporates by reference Note 4 of the Notes to the Financial Statements.

(c) Narrative Description of the Business

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts from its orchards to Mauna Loa under long-term nut purchase contracts.  Mauna Loa processes and markets the nuts under the Mauna Loa® brand name and is believed to be one of the largest processors and marketers of macadamia nuts in the world.  The Partnership is Mauna Loa’s largest single supplier of macadamia nuts.  Mauna Loa was a subsidiary of CBCL until its sale in September 2000 to The Shansby Group.  On May 1, 2000, the Partnership began farming its own macadamia orchards.  Prior to that date, subsidiaries of CBCL performed the farming activities for the Partnership under long-term farming contracts.

Nut Purchase Contracts.  The Partnership is a party to five nut purchase contracts with Mauna Loa.  They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989,

September 1991 and May 2000, respectively.  The 1986 contracts expire in 2006, while the 1989 contract expires in 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the orchard purchase in September 1991 and expired on June 30, 2003. Effective July 1, 2003 the fourth contract was renegotiated with an expiration date of December 31, 2006. The fourth contract is a set price contract ($0.60 cents per pound at WIS 25%) with an adjustment for trash and spoilage outside the range of 10% to 13%.  The first three contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the United States Department of Agriculture and 50% on Mauna Loa’s “netback component.”  The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound.  The fifth contract expires in 2006.  Its pricing formula is based 100% on the two-year trailing average of USDA reported prices.  The first three nut purchase contracts may be terminated by Mauna Loa upon thirty days’ notice if the Managing Partner is involuntarily removed as the managing general partner and replaced by a person or entity not affiliated with Mauna Loa.  The fifth contract may be terminated at any time by mutual agreement in writing.

Competition.  Because the Partnership’s revenues from nut sales are tied to a formula dependent in large part upon Mauna Loa’s market performance, the Partnership bears certain risks associated with Mauna Loa’s marketing of the nuts, including the possibility of increased future competition. Subsequent to the sale of Mauna Loa to The Shansby Group in September 2000, the Partnership no longer has access to the operational and marketing strategies and financial results of Mauna Loa, as it is no longer a related entity.

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

A strong secondary market for the Mauna Loa® brand is the state of Hawaii, where Mauna Loa sells through its own direct sales force primarily to retailers.  Substantial portions of the macadamia nut products sold are purchased by visitors for gifts and souvenirs. Mauna Loa believes that it is one of the largest sellers of macadamia products in the State of Hawaii.

Outside the United States, Mauna Loa’s other major market for branded products is Japan and the Far East with some limited distribution in other regions.

The remaining sales are comprised of ingredient nuts, visitor center sales, and mail order sales.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America.  For the 2004 crop, Hawaii was expected to supply 27% of the world crop, and Australia, the world’s largest producer, was expected to supply 42%.

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

The Partnership currently services approximately twenty additional farming contracts, which were assigned to the Partnership with the May 2000 acquisition.  Services under these contracts, include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  These contracts also provide a management fee to the Partnership, which is based as either a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.

Orchard Maintenance.  Maintenance of an orchard is essential to macadamia nut farming.  Pruning and hedging of trees is necessary to allow space for mechanical harvesting and cultivating equipment to operate safely and efficiently and to remove dead branches.  Where mechanical equipment is used, the orchard floor must be maintained in a condition that will permit its operation.  Soil and gravel are used to repair mud holes and other surface irregularities caused by soil erosion from heavy rain and by farming equipment.  Pruning and surface maintenance are usually performed between harvest seasons.

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

After the nuts are weighed, the moisture content of the nuts is reduced by blowing warm air over them, which produces DIS nuts. Metal rollers are used to crack the nuts and remove the shell.  Mechanical and optical equipment, as well as hand sorting, are used to separate the salable kernels from unusable nuts and pieces of broken shell.

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

In return, the Partnership is obligated to pay the seller 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2001, 2002, or 2003.

Risks Involved in Operating Macadamia Orchards

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.8% in 2001, 0.9% in 2002, and 0.6% in 2003. Both crop and tree insurance are in place to protect the Partnership against material losses.

Diseases and Pests.  The Partnership’s Keaau orchards experienced tree replacements of 2.0% in 2001, 1.5% in 2002, and 1.3% in 2003.  Other macadamia growers in the vicinity have also experienced losses due to a problem known as “Macadamia Quick Decline” (“MQD”).  Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions.  It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD.  Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties.  Approximately 9% of the Partnership’s orchards are variety 333 and 45% are variety 344.  Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  MQD is present in the Ka’u orchards, but tree losses to date have been less than 1% in the Ka’u area.

There are also two types of fungal diseases, which can affect nut production but are not fatal to the trees themselves.  One of these is Phytophthora, which affects the macadamia flowers and nutlets, and the other is Botrytis cinerea.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have attacked the orchards located in Keaau during periods of persistent inclement weather.  A light infestation of Phytophthora occurred in late January-early February 2001.

Rainstorms and Floods.  The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms.  In November 2000 the Ka’u region was affected by flooding.  This flooding resulted in expected 2000 harvesting being done in 2001.  Since the flood in 2000 heavy rain in the Ka’u region has not produced flooding of any consequence.

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

Insurance.  The Partnership secures tree insurance each year under a federally subsidized program.  The tree insurance for 2003 provides coverage up to a maximum of approximately $22 million against loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2003-2004 crop year and provides coverage up to a maximum of approximately $8.5 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
1999	30.5”	132.3”	130.0”
2000	47.1”	147.9”	158.0”
2001	46.0”	124.0”	133.4”
2002	58.5”	139.4”	156.1”
2003	22.3”	94.8”	117.4”

Below average rainfall occurred in 2003.  The Ka’u, Keaau and Mauna Kea areas recorded 58%, 71% and 80% of the normal average annual rainfall in their area of the island, respectively.

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

Employees

As of December 31, 2003, the Partnership employed 295 people, of which 199 were seasonal employees.  Of the total, 23 are in farming supervision and management, 259 in production, maintenance and agricultural operations, and 13 in accounting and administration.

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

Available Information.  The Partnership files annual, quarterly and current reports and other information with the Commission.  These filings are available free of charge through its Internet website at www.mlmacadamia.com as soon as reasonably practicable after the Partnership electronically files such material with, or furnishes it to, the Commission.  Any Unit holder who so requests, may obtain a printed copy of these documents from the Partnership, by contacting the Partnership at 808-969-8057, or in writing at 26-238 Hawaii Belt Road, Hilo, Hawaii 96720.

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

Macadamia orchards normally reach peak production after fifteen to eighteen years of age.  All of the 4,169 tree acres of macadamia orchards owned or leased by the Partnership are over eighteen years of age.  About 2% of trees are lost to various causes each year and are replaced.

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

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent per Annum

Keaau I	June 1986	1467	Fee simple
Ka’u I	June 1986	456	Fee simple
“	June 1986	500	Leasehold (1)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)	2034	$23,544
“	Oct. 1989	175	Leasehold (1)	2028	$17,314
“	Oct. 1989	26	Leasehold (3)	2029	$2,041
“	Oct. 1989	186	Leasehold (1)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)	2034	$23,508
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold (1)	2045	$10,224
Total acres		4169

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT).  There were 1,270 registered holders of Class A Depositary Units on December 31, 2003.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

	Distribution	High	Low
2003: 4th Quarter	$0.030	3.70	3.28
3rd Quarter	0.030	3.75	3.39
2nd Quarter	0.050	3.50	3.16
1st Quarter	0.050	3.52	3.20

2002: 4th Quarter	$0.050	3.50	3.21
3rd Quarter	0.050	3.70	3.26
2nd Quarter	0.050	3.85	3.58
1st Quarter	0.050	3.83	3.18

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2003	2002	2001	2000	1999
Financial:
Total revenue	$15,426	$14,556	$16,893	$13,758	$15,950
Net cash provided by operating activities (1)	2,262	2,166	2,237	2,507	3,849
Income (loss) before taxes	111	(447)	1,112	(360)	4,847
Net income (loss)	69	(480)	1,010	(398)	4,645
Distributions declared	1,212	1,515	1,515	3,523	3,030
Total working capital	4,165	3,220	3,183	1,599	9,031
Total assets	60,069	61,803	65,329	65,625	66,503
Long-term debt	2,468	2,920	3,402	3,716	—
Total partners’ capital	53,706	54,849	56,844	57,349	61,270
Class A limited partners’ capital	53,169	54,300	56,275	56,775	60,657
Net cash flow (2)	2,157	1,592	3,093	1,824	6,247

Operations:
Acres harvested	4,169	4,169	4,169	4,169	4,027
Macadamia nuts harvested (lbs.) (3)	21,196	21,404	23,013	19,255	25,569
Net price $/lb. (3)(4)	$0.4857	$0.4748	$0.4830	$0.5125	$0.6238

Per Class A Unit (5):
Income (loss) before taxes	$0.01	$(0.06)	$0.15	$(0.05)	$0.64
Net income (loss)	0.01	(0.06)	0.13	(0.05)	0.61
Net cash flow (2)	0.28	0.21	0.41	0.24	0.82
Distributions	0.16	0.20	0.20	0.465	0.40
Partners’ capital	7.09	7.24	7.50	7.57	8.09

(1)          See “Statements of Cash Flows” in the financial statements for method of calculation.

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

Results of operations – 2003, 2002, 2001

Owned-Orchard Segment - Production and Yields

Production and yield data for the eight orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

			2003	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2003	2002	2001
Keaau I	June 1986	1,467	6,265,179	4,271	4,272	5,186
Keaau II	Oct. 1989	220	629,657	2,862	2,966	3,177
Keaau Lot 10	Sept. 1991	78	253,881	3,255	3,850	3,198
Ka’u I	June 1986	956	5,626,705	5,886	6,933	6,997
Ka’u Green Shoe I	Dec. 1986	266	2,026,648	7,619	6,659	6,354
Ka’u II	Oct. 1989	714	3,930,001	5,504	5,214	5,354
Ka’u O	May 2000	142	745,743	5,252	5,880	4,934
Mauna Kea	Oct. 1989	326	1,718,229	5,271	3,762	4,765
Totals (except yields which are averages)		4,169	21,196,043	5,084	5,134	5,520

Production for the orchards purchased in 1989 and 2000 is net of unusable nuts, as stated in their respective nut purchase agreements.  Production for the orchards purchased in 1986 and 1991 includes all nuts delivered.  The nut purchase contracts for the 1986 orchards require the purchaser, Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), to purchase all of the nuts delivered from these orchards.  The 1991 contract, renegotiated this year, allows for a set price within a range of unusable of 10% to 13%.  The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Production in 2003 was 1.0% lower than 2002 and 7.9% lower than 2001. Production in 2002 was 7.0% lower than 2001 and 1.8% higher than 2000. Significant factors affecting the crop were as follows:

1.  The drought in the Ka’u orchards in 2003 affected the nut set and development.

2.  The below average rainfall in the Keaau and Mauna Kea orchards negatively impacted the nut development in Keaau.  Mauna Kea’s nut production was not affected due to good soil moisture retention.

3.  The Ka’u region was affected by a rainstorm and flood in November of 2000.  Rainfall from the storm replenished the soil moisture and improved the yields in this region for 2001.

The Ka’u Green Shoe I orchard and the Mauna Kea orchard are fully mature.  As a result, the yields from these orchards are expected to produce on average with the Partnership’s mature orchards.  At full maturity under favorable growing conditions, a macadamia orchard can produce between 5,500 and 7,500 WIS pounds of macadamia nuts per acre each year at Ka’u and between 4,000 and 6,000 WIS pounds of macadamia nuts per acre each year at Keaau.  All the trees have reached full maturity in the Mauna Kea area and it is expected that production will approximate Keaau levels.

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price.  The impact of these factors is summarized in the following table:

	2003	2002	2001	2003 Over 2002	2002 Over 2001
Trees acres harvested	4,169	4,169	4,169	—	—
Average yield (WIS lbs./acre)	5,084	5,134	5,520	- 1%	- 7%
Nuts harvested (000’s WIS lbs.)	21,196	21,404	23,013	- 1%	- 7%
Nut price ($/WIS lbs. @ 25%)	0.4857	0.4748	0.4830	+ 2%	- 2%
Gross nut sales ($000s)	10,295	10,162	11,115	+ 1%	- 9%
Litigation Adjustment	—	—	908
2001 nut price settlement	—	174	—
2002 nut price settlement	14
2003 early harvest agreement	150
Recorded nut sales ($000s)	10,459	10,336	12,023

Under three of the nut purchase contracts with Mauna Loa, the price for nuts delivered is based 50% on the two-year trailing average of USDA published macadamia nut prices and 50% on a “netback component”.  The netback component is determined by subtracting from Mauna Loa’s gross revenues from the sale of macadamia products (i) allocable processing, packaging, marketing, selling and advertising costs and (ii) a 20% capital charge on the difference between those aggregate gross revenues and aggregate allocable costs.

The following table sets forth the manner in which the nut purchase price per pound was determined for 2003, 2002 and 2001 ($/lb.):

	2003	2002	2001
USDA price - two years prior (a)	0.5601	0.6227	0.6155
USDA price - one year prior (a)	0.5666	0.5601	0.6227
USDA price - two year trailing average	0.5634	0.5914	0.6191

Gross revenues	1.4346	1.5049	1.5024
Less allocable processing, packaging, marketing, sales and advertising costs	0.9400	1.0868	1.0834
Less 20% capital charge	0.0996	0.0828	0.0838
Net-back component	0.3950	0.3353	0.3352

USDA price - two year trailing average	0.5634	0.5914	0.6191
Net-back component	0.3950	0.3353	0.3352
Average of USDA two year trailing average price and net-back component	0.4792	0.4634	0.4771
Plus Hawaii general excise tax (0.5%)	0.0024	0.0019	0.0024
Net purchase price (b) (c) (d) (e)	0.4816	0.4653	0.4795

(a)          Mauna Loa’s own purchases comprise a substantial portion of nut purchases reported to the USDA.  Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b)         The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years.  With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated.  The effect was to cause a slightly different price of $0.4750 for the 1989 orchards in 2001, $0.4644 in 2002 and $0.4808 in 2003.  An early harvest round was requested by Mauna Loa resulting in a payment of $150,000 over the contract price.  With this payment the 2003 price was $0.4883.

(c)          The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the “two-year trailing average” provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus, results in a different nut price.  This was in affect for the first six months of 2003.  A new contract was negotiated with a fixed price for all nuts with unusables in a range of 10% to 13%.  The nut price for this orchard was $0.5923 in 2003, $0.4920 in 2002, and $0.5119 in 2001.  This orchard accounts for less than 2% of the Partnership’s macadamia nut production.

(d)         The nut purchase contract for the Ka’u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.5660 in 2003, $0.5940 in 2002 and $0.6222 in 2001.

(e)          Mauna Loa has recently provided the final 2003 audited nut price to the Partnership.  The result of the audited nut price was to increase the nut sales by $352,000 in the fourth quarter for nuts sold in the first three quarters of 2003.  The increase by quarter was $80,000 related to the first quarter, $26,000 related to the second quarter and $246,000 related to the third quarter.

The 2003 average nut price from all orchards increased 2% from 2002.  The 2002 average nut price from all orchards declined 2% from 2001.  The USDA portion fell 5% in 2003 and 4% in 2002. The netback increased 18% in 2003 compared to 2002 and was flat in 2002 compared to 2001. The current netback price reflects the operating performance of Mauna Loa.

The USDA published price for the 2002-03 crop year was $0.5391 per pound (WIS at 25% moisture), which is 5% lower than the 2001-2002 price of $0.5666 and 4% lower than the 2000-2001 price of $0.5601.  The USDA two-year trailing average, which affects the Partnership’s 2003 nut price, will be $0.5528, a 2% decrease over the 2002 two-year average.

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

The Partnership’s unit costs (expressed in dollars per wet-in-shell pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2003	2002	2001
Keaau I	June 1986	0.5453	0.5097	0.4442
Keaau II	Oct. 1989	0.6179	0.5601	0.4380
Keaau Lot 10	Sept. 1991	0.3461	0.3745	0.3132
Ka’u I	June 1986	0.4611	0.4397	0.4466
Ka’u Green Shoe I	Dec. 1986	0.2533	0.2817	0.2582
Ka’u II	Oct. 1989	0.3822	0.3915	0.2683
Ka’u O	May 2000	0.3403	0.3344	0.3077
Mauna Kea	Oct. 1989	0.4976	0.7601	0.6050

All Orchards		0.4582	0.4559	0.4071

As a result of the farming operations acquisition, the Partnership now farms its own orchards, and some costs previously charged as farming expenses by KACI and MKACI were eliminated. These are the Hawaii general excise tax, capital recovery costs and the farming fee. The Partnership saved approximately $152,000 in Hawaii general excise taxes for 2003, $155,000 in 2002 and $170,000 in 2001.  The capital recovery savings in 2003 were $24,000, in 2002 were $26,000 and in 2001 were $24,000.  The elimination of the farming fee in 2000 saved the Partnership $115,000 in 2003, $116,000 in 2002 and $128,000 in 2001.  The general and administrative expense in 2002 was $1,030,000 and in 2001 was $1,348,000.  In addition, the general and administrative expenses incurred in the farming operation, which were previously billed and expensed as farming costs, have been classified as general and administration expenses. This amounted to $370,000 in 2003, $400,000 in 2002 and $408,000 in 2001.

Cost of goods sold was $128,000 higher in 2003 than in 2002, and $374,000 lower in 2002 than in 2001, but the cost per pound was the same in 2003 than 2002 and 12.0% higher in 2002 than 2001.  The higher production costs in 2003 were the result of higher husking costs in Keaau and Mauna Kea, higher field land lease costs in Ka’u and higher benefit costs.  The lower costs in 2002 were the result of lower production.  The increase in cost per pound in 2002 compared to 2001 was a result of increases in service costs such as insurance and employee benefits.

Farming Segment - Farming Service Revenue

In connection with the acquisition, the Partnership acquired approximately 20 farming contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $5.0 million in 2003, $4.2 million in 2002, and $4.9 million for 2001. The 2003 farming service revenues were greater than anticipated because of the timing of harvesting. The 2002 farming service revenues were less than anticipated in part as a result of a controversy surrounding the sale by C. Brewer & Co., Ltd. (CBCL) of approximately 155 tree acres to third parties.  CBCL reported to the Partnership that the buyers of the orchards did not wish to assume the farming contracts, therefore, CBCL was terminating the contracts.  The Partnership believes the contracts are not terminable at will and is currently negotiating a settlement with CBCL.  Also, in 2002 one of the major farming contracts requested longer harvest intervals for their orchards.  The 2001 farming services revenue was less than anticipated due to the abandonment of 200 acres by one of the growers and less repairs required.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $4.5 million in 2003, $3.8 million in 2002 and $4.4 million for 2001.  These costs were all reimbursed to the Partnership.

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

Total general and administrative costs for 2003 were $85,000 lower than 2002, which is attributed to lower service costs and orchard management costs.  General and administrative costs for 2002 were $409,000 lower than in 2001.  All of the 2002 decrease was due to $408,000 in legal costs associated with the dispute related to the nut purchase contract with Mauna Loa in 2001.

A management fee based on Partnership cash flow is payable annually to the Managing Partner.  The amount paid was $44,000 in 2003, $32,000 in 2002, and $65,000 for 2001.

Interest Income and Expense

The Partnership recorded interest expense of $203,000 in 2003, $307,000 in 2002, and $433,000 in 2001.  This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a revolving line of credit.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  Interest was earned in the amount of $12,000 in 2003, $46,000 in 2002 and $80,000 in 2001 primarily from charges to Mauna Loa for late payment in 2003.

Other income of $260,000 was recorded in 2003 with $206,000 from crop insurance and $40,000 from the settlement of a written off receivable. $109,000 was recorded in 2002 primarily from the early termination of a land and garage lease with CBCL.  Other income of $207,000 was recorded in 2001 due mainly to the settlement agreement with Mauna Loa.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax was $42,000 in 2003, $33,000 in 2002, and $102,000 in 2001.

Liquidity and Capital Resources

Net cash provided by operations was $2.3 million in 2003 an increase of approximately $100,000 over 2002.  Net cash provided by operations was $2.2 million in 2002 and 2001.

At December 31, 2003 the Partnership’s working capital was $4.2 million and its current ratio was 2.55 to 1, compared to $3.2 million and 2.14 to 1 in 2002 and was $3.2 million and 1.82 to 1 in 2001.  In 2003 the increase in working capital compared to 2002 was a result of a higher revenue, higher interest and other income, lower general and administrative costs, and lower interest costs.  In 2002 payment by Mauna Loa resulted in liabilities being paid without incurring short term debt.  The Partnership is in compliance with the Credit Agreement covenants.

Capital expenditures in 2003, 2002 and 2001 were $20,000, $93,000 and $75,000, respectively.  Capital expenditures planned for 2004 are less than $500,000 and are expected to be financed by way of new equipment leases, either capital or operating leases.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2004.  The lender has agreed to extend the line of credit under comparable terms through 2008 or 2009.  At December 31, 2003 the Partnership had a cash balance of $36,000 and line of credit drawings outstanding of $400,000.  At December 31, 2002 the Partnership had a cash balance of $31,000 and line of credit drawings outstanding of $800,000.  The cash balance was $357,000 at the end of 2001, and the line of credit drawings were $1,200,000 at December 31, 2001.

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

The Partnership maintains an accrual for workers compensation claims to the extent that the Partnership’s current insurance policies will not cover such claims.  This accrual is included in other accrued liabilities in the accompanying balance sheet.  Management determines the adequacy of the accrual by periodically evaluating the historical experience and projected trends related to outstanding and potential workers compensation claims.  If such information indicates that the accrual is over or understated, the Partnership will adjust the assumptions utilized in the methodologies and reduce or provide for additional accrual as appropriate.

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

Recently Issued Accounting Pronouncement

The Partnership has applied the revised disclosure provisions of SFAS No. 132, “Employers’ Disclosure about Pensions and other Postretirement Benefits”.  The revisions to SFAS No. 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The disclosures that are required by SFAS No. 132 are included in Note (9).

Legal Proceedings

Mauna Loa.  The Partnership is a party to five macadamia nut purchase contracts with Mauna Loa. Three of these contracts, one written in 1983 and two in 1986, require Mauna Loa to pay for all nuts delivered.  Since the inception of these three contracts, Mauna Loa had always paid for all nuts delivered. The other two nut purchase contracts were written in 1989 and 1999 and allow for the deduction of unusable nuts in calculating payment due.

On October 31, 2000, a dispute arose with Mauna Loa regarding the payment for nuts delivered by the Partnership during the year. In violation of the nut purchase contracts and past practice, Mauna Loa deducted $908,000 for certain substandard nuts related to the 1983 and 1986 contracts. A demand letter was sent, litigation ensued and a motion for summary judgment was entered in May 2001 against Mauna Loa, awarding principal, interest and attorneys fees to the Partnership.

Settlement discussions followed the judgment in order to avoid an appeal and further litigation. The Partnership agreed to accept principal, interest and a portion of its legal fees along with a complete release by both parties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rates on the Partnership’s Credit Agreement, which are based on LIBOR (Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate), are adjusted periodically based on the Partnership’s election to fix interest rates for periods ranging from between three months and five years.  As of December 31, 2003, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $24,000.

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

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying balance sheets and the related income statements, statements of partners’ capital and statements of cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Honolulu, Hawaii

February 27, 2004

ML Macadamia Orchards, L.P.

Balance Sheets

(in thousands)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$36	$31
Accounts receivable	6,526	5,656
Inventory of farming supplies	141	158
Other current assets	143	191
Total current assets	6,846	6,036
Land, orchards and equipment, net	53,201	55,746
Intangible assets, net	22	21
Total assets	$60,069	$61,803

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$453	$473
Short-term borrowings	400	800
Accounts payable	493	400
Cash distributions payable	227	379
Accrued payroll and benefits	847	742
Other current liabilities	261	22
Total current liabilities	2,681	2,816
Long-term debt	2,468	2,920
Deferred income tax liability	1,214	1,218
Total liabilities	6,363	6,954
Commitments and contingencies
Partners’ capital General partner	537	549
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	53,169	54,300
Total partners’ capital	53,706	54,849
Total liabilities and partners’ capital	$60,069	$61,803

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Income Statements

(in thousands, except per unit data)

	2003	2002	2001
Macadamia nut sales	$10,459	$10,336	$12,023
Contract farming revenue	4,967	4,220	4,870
Total revenues	15,426	14,556	16,893
Cost of goods and services sold
Costs expensed for farming and services	11,660	11,048	11,427
Depreciation and amortization	2,563	2,556	2,547
Other	—	—	5
Total cost of goods and services sold	14,223	13,604	13,979
Gross income	1,203	952	2,914
General and administrative expenses
Costs expensed under management contract with related party	204	217	308
Other	957	1,030	1,348
Total general and administrative expenses	1,161	1,247	1,656
Operating income (loss)	42	(295)	1,258
Interest expense	(203)	(307)	(433)
Interest income	12	46	80
Other income	260	109	207
Income (loss) before tax	111	(447)	1,112
Income tax expense	(42)	(33)	(102)
Net income (loss)	$69	$(480)	$1,010

Net cash flow (as defined in the Partnership Agreement)	$2,157	$1,592	$3,093

Net income (loss) per Class A Unit	$0.01	$(0.06)	$0.13

Net cash flow per Class A Unit	$0.28	$0.21	$0.41

Cash distributions per Class A Unit	$0.16	$0.20	$0.20

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners’ Capital

(in thousands)

	2003	2002	2001

Partners’ capital at beginning of period:
General partner	$549	$569	$574
Class A limited partners	54,300	56,275	56,775
	54,849	56,844	57,349

Allocation of net income (loss):
General partner	1	(5)	10
Class A limited partners	68	(475)	1,000
	69	(480)	1,010

Cash distributions:
General partner	13	15	15
Class A limited partners	1,199	1,500	1,500
	1,212	1,515	1,515

Partners’ capital at end of period:
General partner	537	549	569
Class A limited partners	53,169	54,300	56,275
	$53,706	$54,849	$56,844

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Cash received for goods and services	$15,433	$15,841	$15,854
Cash paid to suppliers and employees	(12,973)	(13,414)	(13,264)
Interest received	5	46	80
Interest paid	(203)	(307)	(433)
Net cash provided by operating activities	2,262	2,166	2,237

Cash flows from investing activities:
Capital expenditures	(20)	(93)	(75)
Net cash used in investing activities	(20)	(93)	(75)

Cash flows from financing activities:
Proceeds from drawings on line of credit	3,800	8,200	6,700
Repayment of long term debt	(400)	(400)	(400)
Repayment of line of credit	(4,200)	(8,600)	(6,400)
Capital lease payments	(73)	(84)	(61)
Cash distributions paid	(1,364)	(1,515)	(1,818)
Net cash provided by (used in) financing activities	(2,237)	(2,399)	(1,979)

Net increase (decrease) in cash	5	(326)	183
Cash at beginning of period	31	357	174
Cash at end of period	$36	$31	$357

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$69	$(480)	$1,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,563	2,556	2,547
(Increase) decrease in accounts receivable	(869)	830	(1,892)
Decrease in inventories	17	—	11
Increase in other current assets	48	(142)	(21)
(Increase) decrease in other assets	—	48	70
Increase (decrease) in accounts payable	93	(66)	235
Increase (decrease) in accrued payroll	105	(117)	(35)
Increase (decrease) in current liabilities	240	(465)	292
Deferred income tax expense (credit)	(4)	2	20
Total adjustments	2,193	2,646	1,227
Net cash provided by operating activities	$2,262	$2,166	$2,237

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

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. (“MLR”).  Until July 31, 2001, MLR was a wholly-owned subsidiary of C. Brewer and Company, Limited (“CBCL”), whose parent company is Buyco, Inc. (“Buyco”). On August 1, 2001, all of the stock of MLR was sold to D. Buyers Enterprises, LLC (“DBE”), an entity whose majority owner is J.W.A. Buyers, who also serves as the chairman of the board of CBCL and Buyco.

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

(e)                 Income Taxes.  The accompanying income statements do not include a provision for corporate income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners.  Neither the Partnership’s financial reporting income nor the cash distributions to unit holders can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.

Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax reporting basis of assets and liabilities.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the period ended December 31, 2003, 2002 and 2001.

Segment Reporting for the Year ended December 31, 2003

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total

Revenues	$10,459	$10,778	$(5,811)	$15,426
Composition of Inter-segment revenues	—	5,811	—	5,811
Operating income (loss)	(156)	198	—	42
Depreciation expense	1,644	919	—	2,563
Segment assets	55,070	4,999	—	60,069
Expenditures for property and equipment	—	20	—	20

Segment Reporting for the Year ended December 31, 2002

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total

Revenues	$10,336	$9,948	$(5,728)	$14,556
Composition of Inter-segment revenues	—	5,728	—	5,728
Operating income (loss)	(254)	(41)	—	(295)
Depreciation expense	1,644	912	—	2,556
Segment assets	56,972	4,831	—	61,803
Expenditures for property and equipment	—	93	—	93

Segment Reporting for the Year ended December 31, 2001

(in thousands)

	Owned Orchards	Contract Farming	Inter segment elimination	Total

Revenues	$12,023	$11,744	$(6,874)	$16,893
Composition of Inter segment revenues	—	6,874	—	6,874
Operating income (loss)	1,064	194	—	1,258
Depreciation expense	1,644	903	—	2,547
Segment assets	58,040	7,289	—	65,329
Expenditures for property and equipment	75	—	—	75

(4) RELATED PARTY TRANSACTIONS

(a) Nut Purchase Contracts.  The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  Mauna Loa was a wholly-owned subsidiary of C. Brewer and Company, Ltd. (“CBCL”) until its sale on September 29, 2000 to the Shansby Group, an unrelated party.  CBCL was the sole owner of ML Resources, Inc, the Partnership’s general partner until August 1, 2001. The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively.  The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expired June 30, 2003.  A new contract was negotiated and replaces the fourth contract.  The new fourth contract has a fixed nut price of $0.60 per wet in shell (WIS) @25% pound with adjustment if usable nuts deduction is less than 10% or greater than 13%.  The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006.  The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts.  The first three contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture (“USDA”) and 50% on Mauna Loa’s “netback component”. The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price.  The nut price paid to the Partnership under the first two contracts was $0.4795 for 2001, $0.4655 in 2002, and $0.4816 in 2003.  The average nut price paid to the Partnership under the third contract was $0.4750 for 2001, $0.4610 in 2002, and $0.4789 in 2003. The average nut price paid to the Partnership under the fourth nut price contract was $0.5119 for 2001, $0.4920 for 2002, and $0.6000 in 2003.  The nut price paid to the Partnership under the fifth contract was $0.6222 in 2001, $0.5940 for 2002, and $0.5660 in 2003.

(b) Husking Activities Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  The Partnership has exercised its option to continue leasing the husking facility from Mauna Loa through December 31, 2006.  Reimbursements made to Mauna Loa were $443,000 in 2001, $531,000 in 2002, and $522,000 in 2003.

(c) Management Costs and Fee.  The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership’s operating cash flow (as defined).   Those reimbursable costs totaled $247,000 in 2001, $180,000 in 2002, and $160,000 in 2003.  The managing general partner earned a management fee of $65,000 in 2001, $32,000 in 2002, and $44,000 in 2003.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2001, 2002 or 2003.

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

In return, the Partnership is obligated to pay KACI 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay KACI 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2001, 2002, or 2003.

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

(f) Management Services Contract.  The Partnership entered into a management services contract with CBCL effective May 2000, wherein CBCL provided insurance and risk management, labor agreement advice, workers’ compensation case assistance, consultation with CBCL executive staff and other areas of management to the Partnership.  This contract replaced previous contracts between CBCL and the

Managing Partner and CBCL and KACI and MKACI.  The contract provided for a fee payable to CBCL of $100,000 per year.  CBCL was paid a fee of $75,000 in 2001.  The contract was terminated after the purchase of the stock of MLR by DBE on August 1, 2001.  The Partnership provides administrative services to DBE for which it was compensated $94,000 in 2002 and $98,000 in 2003.

(g) Office Lease.  Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff through the General Partner, which is owned by DBE.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2003	2002	2001
Gross revenues	$15,698	$14,711	$17,180
Less:
Farming costs	11,660	11,048	11,435
Administrative costs	1,161	1,248	1,656
Payments of principal and interest	676	791	894
Other	—	—	36
Operating cash flow	2,201	1,624	3,159
Less:
Management fee	44	32	66
Net cash flow	$2,157	$1,592	$3,093

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2003 and 2002 (000’s):

	2003	2002
Land	$8,168	$8,168
Improvements	1,074	1,074
Machinery and equipment	4,878	4,779
Irrigation well and equipment	1,155	1,155
Producing orchards	67,267	67,267
Capital leases	286	367

Land, orchards and equipment (gross)	82,828	82,810

Less accumulated depreciation and amortization	29,627	27,064

Land, orchards and equipment (net)	$53,201	$55,746

The Partnership’s interest in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2003 and 2002, the Partnership’s long-term debt comprises (000’s):

	2003	2002

Term debt	$2,800	$3,200

Other	121	193

	2,921	3,393

Current portion	453	473

	$2,468	$2,920

Credit Agreement.  On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit Capital Markets) comprised of a $5 million revolving line of credit and a $4 million promissory note.

The line of credit expires on May 1, 2004, however, the lender has agreed to extend the line of credit agreement under comparable terms through 2008 or 2009.  Drawings on the line of credit bear interest at the prime lending rate.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial rations on the daily unused portion of credit.  The Partnership, at its option, may make prepayments without penalty.

Drawings outstanding on the line of credit at December 31, 2003 amounted to $400,000, with interest at 4.25%.  Drawings outstanding at December 31, 2002 amounted to $800,000, with interest at 4.25% and at December 31, 2001 amounted to $1.2 million with interest at 5.0%.

At December 31, 2003, the outstanding balance on the promissory note amounted to $2.8 million.  The note is scheduled to mature in 2010 and bears interest at rates ranging from 3.23% to 7.77%.  Principal payments are due annually on May 2 in the amount of $400,000.

Both the revolving credit loan and the term debt are collateralized by all personal property assets of the Partnership.  The credit agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial minimums.  Significant restrictive financial covenants consist of the following:

1.               Minimum working capital of $2.5 million.

2.               Minimum current ration of 1.5 to 1.

3.               Cumulative cash distributions beginning January 1, 2000 cannot exceed the total of cumulative net cash flow beginning January 1, 2000 plus a base amount of $3 million.

4.               Minimum tangible net worth of $57.5 million (reduced by the amount of allowed cash distributions over net income).

5.               Maximum ration of funded debt to capitalization of 20%.

6.               Minimum debt coverage ration of 2.5 to 1.

At December 31, 2003, the Partnership’s working capital was $4.8 million and its current ration 2.14 to 1.  The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2003

Capital and Operating Leases. The Partnership has capital and operating leases for equipment and operating leases for land.  The capital and operating leases for equipment are four to five year leases.  Operating leases have been entered into by the Partnership during the last two years for equipment to allow the Partnership the ability to ensure it has the most technologically current equipment available.

Land Leases. The partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $11,000 in 2001, $16,000 in 2002, and $14,000 in 2003.  Total lease rent for all operating leases was $143,000 in 2001, $142,000 in 2002, and $157,000 in 2003.

Contractual Obligations	Total	Payments Less Than 1 Year	Due by 1-3 Years	Period 3-5 Years	More Than 5 Years
Long-Term Debt	2,800,000	400,000	800,000	800,000	800,000
Capital Lease Obligations	121,000	53,000	68,000	—	—
Operating Leases	4,172,000	308,000	575,000	535,000	2,754,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities off The Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	7,093,000	761,000	1,443,000	1,335,000	3,554,000

(8) INCOME TAXES

The components of income tax expense for the years ended December 31, 2003, 2002 and 2001 were as follows (000’s):

	2003	2002	2001
Currently payable	$46	$35	$82
Deferred	(4)	(2)	20
	$42	$33	$102

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income for the years ended December 31, 2003, 2002 and 2001:

The components of the net deferred tax liability reported on the balance sheet as of December 31, 2003 and 2002 are as follows (000’s):

	2003	2002
Deferred tax liabilities:
Financial statement bases of land, orchards, inventory and equipment is greater than tax bases	$671	$677
Financial statement bases of capitalized leases, long- term debt on capitalized leases and interest expense on capitalized leases is greater than tax bases	21	25
Excess of tax depreciation over financial statement depreciation	522	516
	$1,214	$1,218

(9) PENSION PLAN

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

The components of net pension cost for the years ended December 31, 2003, 2002, and 2001 were as follows (000’s):

	2003	2002	2001
Service cost	$61	$52	$50
Interest cost	16	13	11
Expected return on assets	(12)	(6)	(3)
Recognition of net loss or (gain) from earlier periods	—	—	1
Amortization of unrecognized prior service cost	7	7	7

	$72	$66	$66

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2003, 2002, 2001 to the funded status of the plan and the amounts recognized in the balance sheets at December 31, 2003, 2002, 2001. (000’s)

	2003	2002	2001
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$277	$191	$153
Service cost	60	52	50
Interest cost	17	14	11
Actuarial (gain) or loss	11	27	(20)
Benefits paid	(8)	(7)	(3)

Projected benefit obligation at end of year	357	277	191

Change in plan assets:
Fair value of plan assets at beginning of year	122	31	30
Actual return on plan assets	13	4	1
Employer contribution	42	94	3
Benefits paid	(8)	(7)	(3)

Fair value of plan assets at end of year	169	122	31

Funded status	(188)	(155)	(160)
Unrecognized prior service cost	75	82	89
Unrecognized net loss	45	34	5

Net amount recognized	$(68)	$(39)	$(66)

Amounts recognized in the balance sheets consist of:

Accrued pension liability	(72)	(39)	(66)
Intangible asset	4	—	—

Net amount recognized	$(68)	$(39)	$(66)

The accumulated benefit obligation at December 31, 2003, 2002, and 2001 amounted to $241,000, $153,000 and $87,000, respectively.  During 2003, the projected benefit obligation increased by $80,000 and the accumulated benefit obligation increased by $88,000.  At December 31, 2003 the accumulated benefit obligation related to the Partnership’s pension plan exceeded the fair value of the pension plan assets by $72,000.

U.S. pension accounting standards require the recognition of a minimum liability equal to the excess, if any, of the accumulated benefit obligation over plan assets.  At December 31, 2003, the Partnership recognized an additional minimum liability of $4,000 because the liability recognized for accrued pension cost was less than the minimum liability.  The computation of the required minimum liability and the additional minimum liability at December 31, 2003 is shown below:

2003

Accumulated benefit obligation	$241
Fair value of plan assets	169
Required minimum liability	72
Liability recognized for accrued benefit cost	68

Additional minimum liability	$4

There was no additional minimum liability at December 31, 2002 or 2001 because the liability recognized for accrued benefit cost exceeded the required minimum liability.

Experience gains and losses are amortized over the average future service period of employees.

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2003, 2002 and 2001 and the net periodic pension cost for the years then ended are as follows:

	2003	2002	2001
Pension benefit obligation:
Discount rate	6.00%	6.50%	7.25%
Compensation increases	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	6.50%	7.25%	7.25%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	8.50%	9.00%	9.00%

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired target asset mix.  The funds are invested in stock mutual funds, fixed income mutual funds and money market funds.  Evaluation of the actual asset mix is evaluated on a quarterly basis and adjusted if required to maintain the desired target mix.  Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation

The plan’s asset allocation percentages at December 31, 2003 and 2002 were as follows:

	2003	2002
Pooled fixed income funds	87.81%	67.21%
Money market funds	12.20%	0.00%
Cash and equivalents	0.00%	32.79%
Total	100.00%	100.00%

The Partnership expects to contribute approximately $18,000 to the plan for the year ended December 31, 2003 in 2004.

(10)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to 25% of their salary, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2003, 2002 and 2001, Partnership matching contributions were $26,000, $28,000 and $26,000, respectively.

(11)  SALARIED BASIC CONTRIBUTION PLAN

The Partnership sponsors a basic contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2003, 2002, and 2001 basic contributions were $77,000, $68,000 and $66,000, respectively.

(12) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2003,  2002, and 2001 (000’s, except per unit data):

	Net Sales	Gross Income (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2003
1st Quarter	$2,305	$215	$(143)	$(0.02)
2nd Quarter	1,108	68	(185)	(0.02)
3rd Quarter	5,176	100	(9)	0.00
4th Quarter	6,837	820	406	0.05

2002
1st Quarter	$2,609	$292	$(146)	$(0.02)
2nd Quarter	662	130	(241)	(0.03)
3rd Quarter	5,089	542	43	0.01
4th Quarter	6,196	(13)	(136)	(0.02)

2001
1st Quarter	$3,017	$252	$(416)	$(0.05)
2nd Quarter	2,162	1,233	702	0.09
3rd Quarter	4,767	504	485	0.06
4th Quarter	6,947	924	239	0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Partnership presently has no officers or directors. Instead, the officers and directors of the Managing Partner perform all management functions for the Partnership.  Each director of the Managing Partner is appointed for a term of one year and until his successor is duly appointed and qualified.  Each officer of the Managing Partner is elected by the Board of Directors of the Managing Partner and is subject to removal by that board at any time.

A.  Identification of Directors

John W. A. Buyers.  75 years old; owner of Managing Partner since August 2001, chairman since 1989 and director of Managing Partner since 1986; chairman of C. Brewer and Company, Limited; chairman of Buyco and majority owner of D. Buyers Enterprises, LLC (“DBE”).

James H. Case.  83 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; senior partner of the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

Ralph C. Hook, Jr.  80 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

David McClain.  57 years old; director and member of the Audit and Conflicts Committee of Managing Partner since September 2000; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

Dennis J. Simonis.  47 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner since August 2001 and Chief Financial Officer since June 2001. Executive Vice President and Chief Financial Officer of DBE since August 2001.

B.  Identification of Executive Officers of the Managing Partner

John W. A. Buyers.  75 years old; chairman and chief executive officer of Managing Partner since 1989.

Dennis J. Simonis.  47 years old; president of Managing Partner since August 2001; chief financial officer of D. Buyers Enterprises, LLC; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly executive vice president and chief operating officer of Mauna Loa.

Randolph H. Cabral.  51 years old; senior vice president and orchard manager of Managing Partner since May 2000; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  57 years old; chief financial officer of Managing Partner since August 2001; controller of DBE; not otherwise an employee, officer, or director of any CBCL affiliate.

C.  Identification of Certain Significant Employees

Not applicable

D.  Family Relationships

Not applicable

E.  Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

John W. A. Buyers. Mr. Buyers has been chairman of ML Resources since July 1992.  He has been chairman of the board of CBCL since 1982.  He is the past president and chief executive officer of CBCL with services from 1982 to 2002.  After service in the U.S. Marine Corps, Mr. Buyers attended Princeton University where he graduated cum laude in 1952.  He later received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow.  He is a director of First Hawaiian Bank, BancWest, Inc., and Outrigger Enterprises, Inc.  He is also a director of John B. Sanfilippo & Sons, Inc., a nut and marketing company located in Elk Grove Village, Illinois and the Hawaii Island Economic Development Board.  He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C.  He resides in Hakalau, Hawaii.

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

David McClain. Dr. McClain has served as Vice President for Academic Affairs of the 10 campus University of Hawaii system since July 1, 2003.  From 2000 until 2003 he served as the Dean of the College of Business Administration at the University of Hawaii at Manoa, the First Hawaiian Bank Distinguished Professor of Leadership and Management, and was also appointed Interim Vice President for Research of the University of Hawaii System where he served from February to September 2003.  Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions as well as serving as a director of First Insurance Company. Dr. McClain chairs the board of Hawaii Literacy, and serves as a member of several nonprofit boards in Hawaii. Dr. McClain earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968.  He has taught at Massachusetts Institute of Technology’s Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter.  He resides in Honolulu, Hawaii.

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

Wayne W. Roumagoux.   Mr. Roumagoux has served as chief financial officer of the Managing Partner since August 2001.  Mr. Roumagoux has been controller of the Partnership since May 2001.  From 1989 to 2001 Mr. Roumagoux was controller for Inlet Fisheries, Inc.  He was controller for NBI, Inc’s Alaska operation and for Sheffield Hotels, Inc. during the late 1970’s and 1980’s.  Mr. Roumagoux worked as a senior auditor for KPMG between 1976 and 1978.  He has a M.S. in accounting from Eastern Washington State University in Cheney, Washington.  He resides in Volcano, Hawaii.

Audit Committee.  The Audit Committee of ML Resources, Inc. is comprised of three members, Chairman James Case, Dr. Ralph Hook and Dr. David McClain.  The Board of Directors has determined that each member of the committee is independent in accordance with SEC Rule 10-A-3 and each member is financially literate, though none qualifies as a financial expert.  The company has attempted to attract a financial expert to serve on the committee, but has been unable to retain a qualified individual due to professional and geographic limitations.  The Audit Committee met four times in 2003 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

Audit Committee Charter.

I.  Purpose.   The Audit Committee shall, in the manner set forth in this Charter, assist the Board of Directors of ML Resources, Inc. (“Resources”) in fulfilling its financial oversight of the integrity of the financial statements of ML Macadamia Orchards, L.P. (“MLP”), compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, and the performance of the independent auditors, and to prepare the SEC-required annual Audit Committee report for MLP.  The primary responsibility of the Board of Directors of Resources is to exercise its responsibilities as general partner of MLP.  The term Corporation when used herein shall mean either or both of Resources and MLP as may be applicable or appropriate.

While the Audit Committee has the responsibilities and authority set forth in this Charter, it is not the responsibility of the Audit Committee to plan or conduct audits or to determine that the Corporation’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles.  This is the responsibility of management and the independent auditors.

In carrying out its responsibilities, the Audit Committee’s policies and procedures shall remain flexible in order to best react to changing conditions and environments.

II.  Composition.  The Audit Committee shall be comprised of three or more directors, as determined by the Board of Directors.  Audit Committee members shall have no relationship with the Corporation that, in the business judgment of the Board of Directors, may interfere with the exercise of their independence from management and the Corporation. The members of the Audit Committee shall also satisfy other applicable independence requirements under the rules of the New York Stock Exchange and Securities and Exchange Commission.  Each member of the Audit Committee shall be financially literate (as the Board of Directors interprets such requirement in its business judgment), or shall become financially literate within a reasonable time after his or her appointment to the Audit Committee.  Preferably, at least one member of the Audit Committee shall have accounting or related financial management experience, as the Board of Directors interprets such requirement in its business judgment. If no member of the Audit Committee qualifies as a “financial expert”, as defined by Sarbanes-Oxley, the reason(s) for not having an expert shall be disclosed in the Corporation’s Form 10-K filing.

The members of the Audit Committee shall be elected by the Board of Directors at the first annual meeting of the Board of Directors and shall serve until their resignation or removal or until their successors have been duly elected.  Audit Committee members shall serve at the pleasure of the Board of Directors.

III.   MEETINGS.  The Audit Committee shall meet at least once quarterly, or more frequently as circumstances dictate. To the extent deemed appropriate or necessary by the Audit Committee to carry out its duties it shall periodically meet separately with management and the independent auditors to discuss any matters that the Audit Committee or either of these groups believes should be discussed privately.

IV.   RESPONSIBILITIES AND AUTHORITY.  The Audit Committee shall:

Review Procedures.  Review and reassess the adequacy of this Charter at least annually.  Submit the Charter to the Board of Directors for approval once every three years or more frequently as circumstances dictate.  Include the Charter in the Corporation’s annual Report of Form 10-K.

Review and discuss with management and the independent auditors the Corporation’s annual audited financial statements included in its reports on Form 10-K and the Corporation’s quarterly financial reports included in its reports on Form 10-Q, including the Corporation’s disclosures under “Management Discussion and Analysis of Financial Condition and Results of Operations” prior to their filing. The Audit Committee shall explicitly approve the content of the company’s forms 10-Q and 10-K prior to their issuance.

Review significant findings prepared by the independent auditors, together with management’s responses.

Discuss with the independent auditors any significant changes to the Corporation’s accounting principles and any items required to be communicated by the independent auditors in accordance with Statement of Auditing Standards No. 61 (“SAS 61”), “Communications with Audit Committees.”

Independent Auditors.  Select, appoint, retain, compensate and oversee independent accountants engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Corporation (“Audit Services”), and approve service proposals and fees for audit, tax and other material services performed.

Review the independence and performance of the independent auditors. The Audit Committee has the ultimate authority and responsibility to select, evaluate, and where appropriate replace the independent auditors. The independent auditors are ultimately accountable to the Audit Committee for such auditors’ review of the financial statements and controls of the Corporation, and must report directly to the Audit Committee.

Obtain from the independent auditors and review, at least annually, a formal written statement describing the firm’s internal quality control procedures; any material issues raised by their most recent internal quality control review (or peer review) of the firm, or by any governmental or professional inquiry within the past five years, respecting one or more independent audits by the firm, and any steps taken to deal with any such issues; and all relationships between the independent auditors and the Corporation, including without limitation those that would be required to be disclosed under Independence Standards Board Standard 1 (“ISB No. 1”).

Review and discuss, on an annual basis, with the independent auditors all significant relationships that they have with the Corporation that could impair their objectivity and independence as independent auditors.  Engage in a dialog with the independent auditors with respect to any disclosed relationships or services that may impact the objectivity and independence of the independent auditors, and recommend that the Board of Directors take appropriate action in response to the independent auditors’ report of such relationships to satisfy itself of the independent auditors’ independence.

Review the independent auditors’ audit plan – discuss scope, staffing, locations, and reliance upon management and internal audit personnel, if any.

Financial Reporting Process.  Review the integrity of the Corporation’s reporting processes, both internal and external, and its control over financial reporting, by consulting with management and the independent auditors.

Consider and approve, if appropriate, major changes to the Corporation’s auditing and accounting principles and practices as suggested by the independent auditors or management.

Establish regular systems of reporting to the Audit Committee by each of management and the independent auditors regarding any significant judgments or estimates made in management’s preparation of the financial statements and any significant difficulties encountered during the course of the review or audit, including any restrictions on the scope of work or access to required information.

Review with the independent auditor any audit problems or difficulties and management’s response, and then mediate any significant disagreement between management and the independent auditors in connection with the preparation of the financial statements.

General.  Review with the Corporation’s general counsel any legal matters that, in the Audit Committee’s business judgment, could have a significant impact on the Corporation’s financial statements.

To the extent deemed appropriate by the Audit Committee in the exercise of its business judgment, investigate any matter brought to the Audit Committee’s attention within the scope of its responsibilities.

The Audit Committee shall have the authority to engage independent counsel and other advisors, as the Audit Committee determines necessary to carry out its duties.

Prepare an annual report to stockholders to the extent required by the Securities and Exchange Commission. The report should delineate that the Audit Committee has (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required to be discussed by SAS 61; (3) received from the independent auditors the written disclosures and the letter required by ISB No. 1, and discussed the independence of the independent auditors with them and; (4) based on such review and discussions, recommended to the Board of Directors that the Corporation’s audited financial statements be included in the Corporation’s Annual Report on Form 10-K.

Ensure that the Corporation has established an appropriate Code of Ethics applicable to directors, management and employees.  Take steps to ensure that the Code is acknowledged and in effect.

Establish procedures for the receipt, retention, and treatment of complaints received by the Corporation regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by employees of the Corporation of concerns regarding questionable accounting or auditing matters; namely, a confidential “whistle-blower” process ensuring that employees can report possible inappropriate actions directly to the Audit Committee.

Discuss the Corporation’s earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies.

Have appropriate funding, as determined by the Audit Committee, in its capacity as a committee of the Board of Directors of Resources as the general partner of MLP, for payment of compensation to any independent accountants engaged for the purpose of providing audit services, for payment of compensation to any advisors employed by the Audit Committee, and for payment of ordinary administrative expenses of the Audit Committee that are necessary or appropriate in carrying out its duties.

Discuss policies with respect to risk assessment and management.

Set clear hiring policies for the hiring of employees or former employees of the independent auditors.

Maintain minutes or other records of meetings and activities of the Audit Committee and submit such minutes to the Board of Directors of Resources for review, and otherwise report regularly to the Board of Directors of Resources.

Make an annual performance evaluation of the Audit Committee.

The Audit Committee Charter is available by request or on the Partnership’s website at www.mlmacadamia.com .

Audit Committee Pre-Approval Policy.

I.  Statement of Principles.  The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence.  Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee.  Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations.

II.  Delegation.  The Audit Committee may delegate pre-approval authority to one or more of its members.  The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

III.  Audit Services.  The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee.  The Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, Partnership structure or other matters.

In addition to the annual Audit services engagement approved by the Audit Committee, the Audit Committee may grant pre-approval for other Audit services, which are those services that only the independent auditor reasonably can provide.

IV.  Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Partnership’s financial statements and that are traditionally performed by the independent auditor.  The Audit Committee believes that the provision of Audit-related services does not impair the independence of the auditor.

V.  Tax Services.  The Audit Committee believes that the independent auditor can provide Tax services to the Partnership such as tax compliance, tax planning and tax advice without impairing the auditor’s independence.  However, the Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

VI.  All Other Services.  The Audit Committee may grant pre-approval to those permissible non-audit services classified as All Other services that it believes are routine and recurring services, and would not impair the independence of the auditor.

VII.  Pre-Approval Fee Levels.  Pre-approval fee levels for all services to be provided by the independent auditor will be established periodically by the Audit Committee.  Any proposed services exceeding these levels will require specific pre-approval by the Audit Committee.

VIII.  Supporting Documentation.  With respect to each proposed pre-approved service, the independent auditor will provide detailed back-up documentation, which will be provided to the Audit Committee, regarding the specific services to be provided.

IX.  Procedures.  Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

The Audit Committee Pre-Approval Policy is available by request or on the Partnership’s website at www.mlmacadamia.com .

Code of Ethics.  The Partnership’s Board of Directors is in the process of developing a “Code of Business Conduct and Ethics” for all of the Partnership’s employees, including the principal executive officer, principal financial officer and principal accounting officer.  The “Code of Business Conduct and Ethics” will be available on the Partnership’s website before the annual meeting of the general partner and a copy will be made available upon request.

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

ITEM 11.  EXECUTIVE COMPENSATION

A.            Summary Compensation Table

The Partnership is managed by the Managing Partner.  Compensation paid by the Managing Partner to its chief executive officer and other executive officers is reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2003, 2002 and, 2001. There were no long- term compensation awards or payouts during those years.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other
John W. W. Buyers	2003	$50,000	$—	$15,000
Chief executive officer	2002	27,500	—	15,000
	2001	—	—	15,750

Dennis J. Simonis	2003	164,000	91,400	15,000
President and chief operating officer	2002	158,600	—	7,500
	2001	92,700	34,500	—

Randolph H. Cabral	2003	106,250	42,300	—
Senior vice president	2002	97,000	—	—
	2001	97,000	30,100	—

Wayne W. Roumagoux	2003	82,000	26,100	—
Chief financial officer	2002	80,900	—	—
	2001	39,700	9,600	—

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

D.  Compensation of Executive Officers

The Managing Partner does not have a compensation committee.  The only executive officers of the Managing Partner (employed by the Partnership) are Mr. Buyers, who has been compensated since June of 2002, Mr. Simonis, who has served as its president since August 2001 and chief financial officer from May 2001 until August of 2001, Mr. Cabral, who has served as senior vice president and orchard manager since May 2000 and Mr. Roumagoux, who has served as chief financial officer since August of 2001.  These officers’ salary and guideline bonus percentage are administered under the salary policies of DBE and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net income and cash flow for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.

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

	Dec-98	Dec-99	Dec-00	Dec-01	Dec-02	Dec-03
ML Macadamia Orchards - LP	$100	$131	$152	$129	$143	$166
Russell 2000 Index	$100	$121	$118	$121	$96	$141
Custom Composite Index (7 Stocks)	$100	$85	$88	$110	$102	$137

The 7-Stock Custom Composite Index consists of:

BCU	Borden Chemicals & Plastics LP
BOS	Henley LP (fka Boston Celtics LP)
FUN	Cedar Fair
PCL	Plum Creek Timber Co.
POPEZ	Pope Resources LP
TNH	Terra Nitrogen LP
USV	US Restaraunt Properties

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, and subsequent to that date to the date of this report, (i) one person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the beneficial owner of more than 5% of the Class A Units as of December 31, 2003.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

Ebrahimi Family Group	904,600	12%

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2003.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

John W. A. Buyers	4,176	*
Randolph H. Cabral	100	*
James H. Case (1)	8,000	*
Ralph C. Hook (2)	4,000	*
David McClain	—	*
Dennis J. Simonis	—	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (7 persons)	16,276	0.2%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.  General

The Managing Partner makes all decisions relating to the management of the Partnership.  The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all unit holders. CBCL owned all of the capital stock of the Managing Partner until August 1, 2001, at which point the stock was sold to D. Buyers Enterprises, LLC. Certain officers and directors of CBCL who are ex-officers and ex-directors of the Managing Partner are substantial shareholders of Buyco, Inc., the parent company of CBCL. The majority owner of DBE is also the chairman of Buyco, Inc.  As a result of these relationships, certain conflicts of interest could arise with respect to the administration of and allocation of costs under the Partnership Agreement and in situations described below, among others.

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

3.  Nut Purchase Contracts

The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  Mauna Loa was a wholly-owned subsidiary of CBCL until its sale on September 29, 2000 to an unrelated party.  CBCL was also the sole owner of ML Resources, Inc, the Partnership’s general partner until August 1, 2001, at which point it was sold to DBE.  The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively.  The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expired in June 2003.  The fourth contract was renegotiated with a fixed price adjusted for unusables outside the range of 10% to 13%.  The fourth contract expires December 31, 2006.  The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006.  The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts.  The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture (“USDA”) and 50% on Mauna Loa’s “netback component”. The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price.  The nut price paid to the Partnership under the first two contracts was $0.4795 for 2001, $0.4655 for 2002, and $0.4816 in 2003.  The average nut price paid to the Partnership under the third contract was $0.4750 for 2001, $0.4610 for 2002, and $0.4789 in 2003. The average nut price paid to the Partnership under the fourth nut price contract was $0.5119 for 2001, $0.4920 for 2002, and $0.5923 in 2003.  The nut price paid to the Partnership under the fifth contract was $0.6222 for 2001, and $0.5940 for 2002, and $0.5660 in 2003.

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

The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Reimbursements made to Mauna Loa were $443,000 in 2001, $531,000 in 2002, and $522,000 in 2003.             .

5.  Management Fee

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership’s operating cash flow (as defined in the Partnership Agreement).  Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, DBE and its affiliates.  Management cost reimbursements under the Partnership Agreement were $247,000 in 2001, $180,000 in 2002, and $160,000 in 2003.  The management fee was $65,000 in 2001, $32,000 in 2002, and $44,000 in 2003.

6.  Relationships with CBCL and DBE

Since the Partnership began operations in June 1986, the Partnership has purchased substantially all of its fertilizer and certain transportation services from former subsidiaries of CBCL. Transportation services purchased consist of transportation of raw nuts from the orchards in the Mauna Kea and Ka’u areas to the processing plant.  For 2001, 2000, and 1999, fertilizer, herbicide, pesticide and transportation services purchased by the Partnership from former CBCL subsidiaries totaled $0.9 million, $0.9 million, and $0.4 million, respectively.  CBCL sold its fertilizer and transportation businesses to unrelated third parties. Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo for it’s executive and accounting staff through the General Partner, which is owned by DBE. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.  The Partnership provides administrative services to DBE for which it was compensated $94,000 in 2002 and $98,000 in 2003.

With respect to the controversy outlined on Page 17, there are various relationships and conflicts between the Partnership and CBCL.  Mr. J. Alan Kugle is Chief Executive Officer – Real Estate of Buyco, Inc. (Buyco), sole stockholder of CBCL.  He is responsible for all land sales on the island of Hawaii by CBCL and its subsidiaries.  Mr. Kugle was a director of ML Resources, Inc., general and managing partner of the Partnership until March 2003.

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

As a result of these conflicts, the Board of Directors of ML Resources, Inc. appointed a committee of outside directors, namely, David McClain and Ralph Hook, to represent the Partnership in discussions with CBCL.  CBCL’s representative in the discussions is Mr. Kent T. Lucien, Chief Executive Officer - Operations of Buyco.  Mr. Lucien was formerly an officer and director of ML Resources, Inc., but no longer holds any position with ML Resources, Inc. or the Partnership.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Fees paid to the Principal Accountant during 2003 and 2002 for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q amounted to $56,000 and $54,500, respectively.  The audit fees for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q for the years ended December 31, 2003 and 2002, which were approved by Partnership’s audit committee amounted to $58,000 and $56,000, respectively.

Audit Related Fees.  Audit related fees paid to the Principal Accountant during 2003 and 2002 amounted to $6,000 and $20,500, respectively.

Tax Fees.  Fees paid to the Principal Accountant during 2003 and 2002 for tax preparation and related support services amounted to $229,000 and $208,000, respectively.

All Other Fees.  None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  List of Documents Filed as a Part of this Report

1.  Financial Statements.  See Index to Financial Statements at page 21 of this Form 10-K.

2.  Financial Statement Schedules.  None required.

3.  Exhibits.  See Exhibit Index at page 51 of this Form 10-K.

B.  Reports on Form 8-K

On October 20, 2000, the Partnership filed a report on Form 8-K announcing that on September 29, 2000, CBCL had sold all its stock in Mauna Loa Macadamia Nut Corporation to The Shansby Group, a San Francisco based equity partnership.

On May 13, 2003, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2003.

On February 17, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2003.

On February 17, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and nine months ended September 30, 2003.

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

Dated :  March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature		Title

/s/	J. W. A. Buyers	Chairman of the Board and Principal Executive Officer Director
J. W. A. Buyers

/s/	Dennis J. Simonis	President and Chief Operating Officer Director
Dennis J. Simonis

/s/	Wayne W. Roumagoux	Chief Financial Officer
	Wayne W. Roumagoux	(Principal Accounting Officer)

/s/	James H. Case	Director
James H. Case

/s/	Dr. Ralph C. Hook, Jr.	Director
Dr. Ralph C. Hook, Jr.

/s/	Dr. David McClain	Director
Dr. David McClain

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes, Inc. (a)

2.2	Asset Purchase Agreement including Exhibits dated March 14, 2000 (g)

3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (c)

3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (c)

4.1	Depositary Agreement between Registrant, Manufacturers Hanover Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant. (c)

4.2	Form of Depositary Receipt. (c)

5.1	Legal Opinion of Counsel dated May 1, 2000 (g)

10.2	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986. (b)

10.3	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.4

Contribution Agreement among Mauna Loa Orchards, L.P. (“MLO”), Ka’u Agribusiness Co., Inc. (“KACI”), Mauna Kea Agribusiness Co., Inc. (“MKACI”), Mauna Kea Macadamia Orchards, Inc. (“MKMO”) and Mauna Loa dated as of July 1, 1989. (b)

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

10.10	Farming Lease between MKACI and MKMO dated as of July 1, 1989. (b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

Exhibit Number	Description

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

Exhibit Number	Description

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. Page 58

Exhibit Number	Description

11.1	Statement re: Computation of Net Income per Class A Unit.

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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