Form 10-Q
period 2004-03-31
ML MACADAMIA ORCHARDS L P
filed 2004-05-12
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004

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

As of March 31, 2004, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.
Balance Sheets
(in thousands)

	March 31,		December 31,
	2004	2003	2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,188	$1,475	$36
Accounts receivable	2,142	2,209	6,526
Inventory of farming supplies	151	156	141
Deferred faming costs	1,228	929	—
Other current assets	224	231	143
Total current assets	5,933	5,000	6,846
Land, orchards and equipment, net	52,580	55,103	53,201
Intangible assets, net	17	20	22
Total assets	$58,530	$60,123	$60,069

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$445	$473	$453
Short-term borrowings	—	—	400
Accounts payable	122	159	493
Cash distributions payable	379	379	227
Accrued payroll and benefits	612	650	847
Other current liabilities	69	16	261
Total current liabilities	1,627	1,677	2,681
Long-term debt	2,457	2,901	2,468
Deferred income tax liability	1,214	1,218	1,214
Total liabilities	5,298	5,796	6,363
Commitments and contingencies
Partners’ capital
General partner	532	543	537
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	52,700	53,784	53,169
Total partners’ capital	53,232	54,327	53,706
Total liabilities and partners’ capital	$58,530	$60,123	$60,069

See accompanying notes to financial statements.

Income Statements (unaudited)
(in thousands, except per unit data)

	Three months ended March 31,
	2004	2003
Macadamia nut sales	$1,156	$1,031
Contract farming revenue	896	1,274
Total revenues	2,052	2,305
Cost of goods and services sold
Costs expensed for farming and services	1,490	1,739
Depreciation and amortization	259	254
Other	95	97
Total cost of goods and services sold	1,844	2,090
Gross income	208	215
General and administrative expenses
Costs expensed under management contract with related party	38	56
Other	218	239
Total general and administrative expenses	256	295
Operating loss	(48)	(80)
Interest expense	(44)	(57)
Interest income	4	3
Loss before income taxes	(88)	(134)
Income tax expense	7	9
Net loss	$(95)	$(143)

Net cash flow (as defined in the Partnership Agreement)	$145	$92

Net loss per Class A Unit	$(0.01)	$(0.02)

Net cash flow per Class A Unit	$0.02	$0.01

Cash distributions per Class A Unit	$0.05	$0.05

Class A Units outstanding	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Partners’ Capital (unaudited)
(in thousands)

	Three months ended March 31,
	2004	2003

Partners’ capital at beginning of period:
General partner	$537	$549
Class A limited partners	53,169	54,300
	53,706	54,849

Allocation of net loss:
General partner	(1)	(2)
Class A limited partners	(94)	(141)
	(95)	(143)

Cash distributions:
General partner	4	4
Class A limited partners	375	375
	379	379

Partners’ capital at end of period:
General partner	532	543
Class A limited partners	52,700	53,784
	$53,232	$54,327

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Cash received from goods and services	$6,660	$5,862
Cash paid to suppliers and employees	(3,845)	(3,223)
Interest received	3	3
Net cash provided by operating activities	2,818	2,642

Cash flows from investing activities:
Acquisition of capital equipment	(20)	—
Net cash used in investing activities	(20)	—

Cash flows from financing activities:
Proceeds from drawings on line of credit	800	700
Repayment of line of credit	(1,200)	(1,500)
Capital lease payments	(19)	(19)
Cash distributions paid	(227)	(379)
Net cash used in financing activities	(646)	(1,198)

Net increase in cash	2,152	1,444
Cash at beginning of period	36	31
Cash at end of period	$2,188	$1,475

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(95)	$(143)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	259	254
Decrease in accounts receivable	4,385	3,449
Decrease (increase) in inventories	(9)	3
Increase in annualized cost adjustment	(846)	(543)
Increase in other current assets	(77)	(40)
Decrease in accounts payable	(370)	(243)
Decrease in accrued payroll and benefits	(238)	(92)
Decrease in other current liabilities	(191)	(3)
Total adjustments	2,913	2,785
Net cash provided by operating activities	$2,818	$2,642

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.
Notes to Financial Statements

(1)           BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2004, March 31, 2003 and December 31, 2003 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2004 and 2003.  The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or for any future period. These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2003 Annual Report on Form 10-K.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the three months ended March 31, 2004 and March 31, 2003.

Segment Reporting for the Three Months ended March 31, 2004
(in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total
Revenues	$1,156	$1,532	$(636)	$2,052
Composition of intersegment revenues	—	636	—	636
Operating income (loss)	(120)	88	—	(48)
Depreciation expense	184	75	—	259
Segment assets	52,019	6,511	—	58,530
Expenditures for property and equipment	—	20	—	20

 Segment Reporting for the Three Months ended March 31, 2003
(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total
Revenues	$1,031	$2,175	$(901)	$2,305
Composition of Inter segment revenues	—	901	—	901
Operating income (loss)	(134)	54	—	(80)
Depreciation expense	182	72	—	254
Segment assets	53,733	6,390	—	60,123

All revenues are from sources within the United States.

(3)   INTERIM REPORTING

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date (based on projected annual cost per nut harvested) are being reported on the balance sheet as deferred farming costs.

(4)  PARTNERS’ CAPITAL

All capital allocations reflect the general partner’s 1% equity interest and the limited partners’ 99% percent equity interest.  Net income per Class A Unit is calculated by dividing 99% of Partnership net income by the average number of Class A Units outstanding for the period.

(5)  CASH DISTRIBUTIONS

On March 7, 2004, a first quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on May 14, 2004 to unit holders of record as of the close of business on March 31, 2004.

(6)  PENSION PLAN

The Partnership established a pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit and the projected benefit obligation was assumed from the previous employer.

The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Quarter
	3/31/04	3/31/03
Service Cost	$13,862	$15,183
Interest Cost	5,299	4,189
Expected Return on Assets	3,700	2,993
Amortization of Unrecognized Prior Service Costs	1,661	1,661
Amortization of Unrecognized Actuarial Loss	160	—
Net Periodic Pension Cost	$17,282	$18,040

L MACADAMIA ORCHARDS, L.P.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

For the first quarter 2004, the Partnership recorded a net loss of $95,000 or $0.01 per Class A Unit, compared to a net loss of $143,000, or $0.02 per Class A Unit, for the first quarter 2003.  The decrease in the net loss was primarily attributable to an increase in nut price and quantity of nuts harvested in the first quarter 2004 compared to the first quarter 2003.  Total revenues for the first quarter 2004 were $2.1 million, which included $896,000 of farming service revenue.  First quarter 2003 revenue was $2.3 million, which included $1.3 million of farming service revenue.

Owned-orchard Segment

For the three months ended March 31, 2004 and 2003, nut production, nut prices and nut revenues are summarized below:

	For the Three Months Ended March 31,		Change
	2004	2003
Nut harvested (000’s pounds Wet In Shell @25%)	2,368	2,285	+4%
Nut price (per pound)	$0.4882	$0.4512	+8%
Net nut sales ($000’s)	$1,156	$1,031	+12%

Production for the three-month period ended March 31, 2004 was 2.4 million pounds, 4% greater than for the first quarter 2003, and 30% less than the Partnership’s 10-year average of 3.4 million pounds for first quarter production.

Average nut prices received for the first quarter of 2004 were 49¢ per pound compared to an average of 45¢ per pound for the first quarter of 2003. The price that the Partnership receives for its nuts is based 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) and 50% on USDA-reported macadamia nut prices for the two preceding years.  The USDA portion for the current year will be lower than the previous year by 2%.  The Mauna Loa portion of the current year’s nut price is currently estimated to be equal to 2003.  However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2003, the actual average nut price received by the Partnership was 48¢ per pound.

Cost of goods sold (owned-orchard segment) for the first quarter 2004 was $1.2 million, or 51¢ per pound, which was comparable to the first quarter 2003.  Production costs are based on annualized standard unit costs for interim reporting periods.

Farming Segment

Farming service revenue was $896,000 for the first quarter 2004 compared with $1.3 million for the first quarter 2003. The decrease in farming service revenue was primarily attributable to the timing of harvest.  The Partnership was requested to perform additional harvesting in the fourth quarter 2003, resulting in less farming services being provided during the first quarter 2004 compared to the first quarter 2003.  The cost of services sold was $808,000 in 2003 and $894,000 in 2002, which included $75,000 and $72,000 of depreciation expense, respectively. The decrease in cost of services provided was consistent with the decrease in farming service revenue.

General and Administrative Expenses

General and administrative expenses for the first quarter 2004 decreased by $39,000 compared to the same period in 2003, primarily due to the effects of standardized costing as a result of a shortfall in budgeted production for the first quarter 2004.

Other Income and Expenses

The Partnership recorded interest expense of $44,000 for the first quarter 2004 and $57,000 for the first quarter 2003.  This was due to (1) the long-term loan used to acquire the farming operations, (2) capitalized equipment leases, and (3) interest expense on the revolving line of credit.  The decrease is a result of the lower market interest rates, and lower debt in the first quarter 2004 than in the first quarter 2003.

Interest income was $4,000 for the first quarter of 2004 and $3,000 for the first quarter of 2003.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter.  However, farming operations continue year round. As a result, additional working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit Capital Markets) comprised of a $5 million revolving line of credit and a 10-year, $4 million promissory note.  The Credit Agreement contains certain restrictions, which are discussed in Part II — Item 2 below.

At March 31, 2004 the Partnership had a cash balance of $2.2 million and no amounts were drawn on the revolving line of credit.  The Partnership anticipates borrowing from the revolving line of credit to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, usually from the beginning of harvesting operation in June or July to the following January.

At March 31, 2004, the Partnership had $2.9 million in outstanding long-term debt, comprised of $2.89 million, related to the promissory note and $102,000, related to capital lease obligations.  At March 31, 2003, the Partnership had $3.4 million in outstanding long-term debt, comprised of $3.2 million, related to the promissory note and $174,000, related to capital lease obligations.

At March 31, 2004 the Partnership’s working capital was $4.3 million and its current ratio was 3.65 to 1, up from $3.3 million and 2.98 to 1 at March 31, 2003.  The Partnership’s Credit Agreement requires a working capital minimum of $2.5 million and a minimum current ratio of 1.50 to 1. The Partnership is in compliance with the terms of its Credit Agreement.

It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  However, the Partnership’s nut purchase contracts with Mauna Loa require Mauna Loa to make nut payments 30 days after the end of each quarter.  During certain parts of the year, if payments are not received, as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of March 31, 2004, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $28,000.

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

Item 5.  Other Information

On April 10, 2004, Mr. John Kai was elected as a director Of ML Resources, Inc. Mr. Kai was born in Hawaii in 1965 and earned a degree in Business Administration from Sacramento City College in 1987. He currently serves as President of the Pinnacle Investment Group, LLC and is the resident manager of Paine Webber office in Hilo Hawaii. He was formerly a financial advisor for Merrill Lynch. Mr. Kai is active in various community and non-profit boards in eastern Hawaii.

Item 6. Exhibits and Reports on Form 8-K

(a)           The following documents are filed as part of this report:

Exhibit Number	Description	Page Number
11.1	Statement re Computation of Net Income per Class A Unit	14

31.1	Form of Rule 13a-14(a) [Section 302] Certifications	15 - 17

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

b)            Reports on Form 8-K:

On March 9, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 11, 2004
	By	/s/ John W. A. Buyers
John W. A. Buyers
Chairman and
Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Operating Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer