Form 10-Q
period 2004-06-30
ML MACADAMIA ORCHARDS L P
filed 2004-08-13
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004 Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Balance Sheets

(in thousands)

	June 30,		December 31,
	2004	2003	2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,057	$379	$36
Accounts receivable	749	941	6,526
Inventory of farming supplies	152	168	141
Deferred farming costs	3,087	2,634	—
Other current assets	223	338	143
Total current assets	5,268	4,460	6,846
Land, orchards and equipment, net	52,026	54,471	53,201
Intangible assets, net	39	20	22
Total assets	$57,333	$58,951	$60,069

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$444	$468	$453
Short-term borrowing	—	—	400
Accounts payable	35	84	493
Cash distributions payable	379	379	227
Accrued payroll and benefits	517	513	847
Other current liabilities	9	37	261
Total current liabilities	1,388	1,481	2,681
Long-term debt	2,043	2,489	2,468
Deferred income tax liability	1,214	1,218	1,214
Total liabilities	4,641	5,188	6,363
Commitments and contingencies
Partners’ capital
General partners	527	537	537
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	52,165	53,226	53,169
Total partners’ capital	52,692	53,763	53,706
Total liabilities and partners’ capital	$57,333	$58,951	$60,069

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Macadamia nut sales	$153	$372	$1,309	$1,403
Contract farming revenue	634	736	1,530	2,010
Total revenues	787	1,108	2,839	3,413
Cost of goods and services
Costs expensed for farming and services	465	773	1,955	2,512
Depreciation and amortization	90	163	349	417
Other	92	104	187	201
Total cost of goods sold	647	1,040	2,491	3,130
Gross income	140	68	348	283
General and administrative expenses
Costs expensed under management contract with related party	42	39	80	95
Other	219	172	437	411
Total general and administrative expenses	261	211	517	506
Operating loss	(121)	(143)	(169)	(223)
Interest expense	(38)	(46)	(82)	(103)
Interest income	3	5	7	8
Loss before tax	(156)	(184)	(244)	(318)
Income tax expense	5	1	12	10
Net loss	$(161)	$(185)	$(256)	$(328)

Net cash flow (as defined in the Partnership Agreement)	$(486)	$(439)	$(341)	$(347)

Net loss per Class A Unit	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Net cash flow per Class A Unit	$(0.06)	$(0.06)	$(0.05)	$(0.05)

Cash distributions per Class A Unit	$0.05	$0.05	$0.10	$0.10

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Partners’ capital at beginning of period:
General partners	$532	$543	$537	$549
Class A limited partners	52,700	53,784	53,169	54,300
	53,232	54,327	53,706	54,849

Allocation of net loss
General partners	(1)	(2)	(2)	(4)
Class A limited partners	(160)	(183)	(254)	(324)
	(161)	(185)	(256)	(328)

Cash distributions:
General partners	4	4	8	8
Class A limited partners	375	375	750	750
	379	379	758	758

Partners’ capital at end of period:
General partners	527	537	527	537
Class A limited partners	52,165	53,226	52,165	53,226
	$52,692	$53,763	$52,692	$53,763

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Cash received from goods and services	$2,269	$2,402	$8,929	$8,264
Cash paid to suppliers and employees	(2,524)	(2,696)	(6,369)	(5,919)
Interest received	4	2	7	5
Net cash provided by (used in) operating activities	(251)	(292)	2,567	2,350

Cash flows from investing activities:
Acquisition of orchards and farming business	(86)	(8)	(106)	(8)
Net cash used in investing activities	(86)	(8)	(106)	(8)

Cash flows from financing activities:
Proceeds from line of credit	—	—	800	700
Payments on line of credit	—	—	(1,200)	(1,500)
Payments on long term borrowings	(400)	(400)	(400)	(400)
Capital lease payments	(15)	(17)	(34)	(36)
Cash distributions paid	(379)	(379)	(606)	(758)
Net cash used in financing activities	(794)	(796)	(1,440)	(1,994)

Net increase (decrease) in cash	(1,131)	(1,096)	1,021	348
Cash at beginning of period	2,188	1,475	36	31
Cash at end of period	$1,057	$379	$1,057	$379

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(161)	$(185)	$(256)	$(328)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	90	163	349	417
Decrease in accounts receivable	1,393	1,268	5,778	4,715
Decrease (increase) in inventories	(2)	(12)	(11)	(10)
Increase in deferred farming costs	(1,327)	(1,228)	(2,173)	(1,767)
Increase in other current assets	(3)	(107)	(80)	(148)
Decrease in accounts payable	(86)	(75)	(456)	(316)
Decrease in accrued payroll and benefits	(93)	(137)	(331)	(229)
Increase (decrease) in other current liabilities	(62)	21	(253)	16
Total adjustments	(95)	(107)	2,818	2,678
Net cash provided by (used in) operating activities	$(251)	$(292)	$2,567	$2,350

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2004, June 30, 2003 and December 31, 2003 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2004 and 2003.  The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

The following is a summary of each reportable segment’s operating income and each segment’s assets as of, and for the three and six-month periods ended, June 30, 2004 and 2003 (000’s).

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Owned orchards	$153	$372	$1,309	$1,403
Contract farming	993	1,008	2,525	3,183
Intersegment elimination (all contract farming)	(359)	(272)	(995)	(1,173)
Total	$787	$1,108	$2,839	$3,413

Operating income (loss):
Owned orchards	$(167)	$(216)	$(287)	$(350)
Contract farming	46	73	118	127
Total	$(121)	$(143)	$(169)	$(223)

Depreciation:
Owned orchards	$15	$85	$199	$267
Contract farming	75	78	150	150
Total	$90	$163	$349	$417

Expenditures for property and equipment:
Owned orchards	$37	$8	$57	$8
Contract farming	49	—	49	—
Total	$86	$8	$106	$8

Segment assets:
Owned orchards			$50,849	$52,792
Contract farming			6,484	6,159
Total			$57,333	$58,951

All revenues are from sources within the United States.

(3)          INTERIM REPORTING

Orchard costs (e.g. irrigation, fertilizer pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date (based on projected annual cost per nut harvested) are being reported on the balance sheet as deferred farming costs, which amounted to $3.1 million and  $2.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

(4)          LONG-TERM CREDIT

Revolving Credit Loan. On May 1, 2004, the Partnership entered into an amended credit agreement with American AgCredit, PCA, under which it will have available a $5 million revolving credit facility through May 1, 2008. There were no borrowings outstanding under this credit facility as of June 30, 2004.

Borrowings under this agreement bear interest at the prime lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum on the daily unused portion of the credit,

depending on certain financial ratios.  The Partnership, at its option, may make prepayments without penalty.

Term Debt. As of June 30, 2004, the Partnership owed $2.4 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 3.13 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5)          PARTNERS’ CAPITAL

All capital allocations reflect the general partner’s 1% equity interest and the limited partners’ 99% percent equity interest.  Net income (loss) per Class A Unit is calculated by dividing 99% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(6)          CASH DISTRIBUTIONS

On June 7, 2004, a second quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on August 12, 2004 to unit holders of record as of the close of business on June 30, 2004.

(7)          LEGAL PROCEEDINGS

The Partnership is considering filing a suit in Hawaii State Court to prevent the proposed merger of Mauna Loa Macadamia Nut Corporation with Mac Farms of Hawaii, it’s major competitor and the second largest macadamia processor in Hawaii.  The proposed merger, which was announced by Mauna Loa on July 9, 2004, would give the combined entity control of approximately 80% of the industry’s nut processing capacity and an estimated 85% U. S. market share of branded macadamia nuts.

(8)          PENSION PLAN

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits 3 months ended		Pension Benefits 6 months ended
	6/30/04	6/30/03	6/30/04	6/30/03

Service Cost	$13,862	$15,183	$27,724	$30,366
Interest Cost	5,298	4,188	10,598	8,377
Expected Return on Assets	3,699	2,993	7,399	5,986
Amortization of Unrecognized Prior Service Costs	1,661	1,661	2,322	3,322
Amortization of Unrecognized Actuarial Loss	159	—	319	—
Net Periodic Pension Cost	$17,281	$18,039	$34,563	$36,079

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, estimated nut price, deferred farming costs, asset impairment and self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Financial Statements.

Results of Operations

The Partnership’s net loss for the second quarter of 2004 was $161,000, compared to a net loss of $185,000 recorded in same period in 2003.  Net loss per Class A Unit for the second quarters 2004 and 2003 amounted to $0.02.  Net cash flow per Class A Unit for the second quarters of 2004 and 2003, as defined in the Partnership Agreement, was negative $0.06.

The decrease in second quarter revenues of $787,000 compared to $1.1 million for last year’s second quarter was due to the decreased production from the Partnership’s orchards and the contract orchards. The second quarter normally accounts for less than 4% of the total year’s harvest and revenues.  It marks the end of the crop year that began the previous July, and harvesting is usually at a minimum.

Net loss for the six months ended June 30, 2004 was $256,000, better than the net loss of $328,000 recorded in the first half of 2003.  Net loss per Class A Unit was $0.03 compared to net loss of $0.04 for the first half of last year and net cash flow per Class A Unit was a negative $0.05 compared to a negative $0.05 last year.

Revenues for the first six months of 2004 amounted to $2.8 million, 18% lower than the $3.4 million recorded in the first half of 2003, primarily due to poor climate conditions.

Owned-orchard Segment

For the three months and the six months ending June 30, 2004 and 2003, nut production, nut prices and revenues are summarized below:

	For the Three Months Ended June 30,
	2004	2003	Change
Nut harvested (000’s pounds WIS)	280	808	-65%
Nut price (per pound)	$0.4964	$0.4604	8%
Net nut sales ($000’s)	139	372	-63%
1st quarter price adjustment	14	—
Total nut sales ($000’s)	153	372	-59%

	For the Six Months Ended June 30,
	2004	2003	Change
Nut harvested (000’s pounds WIS)	2,650	3,087	-14%
Nut price (per pound)	$0.4940	$0.4545	9%
Total nut sales ($000’s)	1,309	1,403	-7%

Production for the three-month period ending June 30, 2004 was approximately 65% less than the three-month period ending June 30, 2003.  The six-month period ending June 30, 2004 was 14% lower than the same period in 2003.  The decrease was primarily attributable to drier than normal weather conditions during the nut development period.

The Partnership’s nut price is determined by a formula, which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation (Mauna Loa), our exclusive purchaser. The average nut price reflected in the second quarter 2004 results was $0.4964, an 8% increase from the second quarter 2003.  This price is based on Mauna Loa’s latest estimate and may be different from the price that is ultimately paid. For the six-month period, the estimated nut price increased by 9% compared to the same period in 2003. The USDA portion of the current year’s nut price will be 2% lower than the previous year, and the Mauna Loa portion of the current year’s nut price is estimated to be comparable or slightly better than 2003.  However, the final nut price for the year is not known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2003, the actual average nut price received by the Partnership was $0.4857.

Production costs are based on annualized standard unit costs for interim reporting periods.  Total production costs for the owned-orchards were lower during the three and six-month periods ended June 30, 2004 compared to 2003 due to the lower production.

Crop Year Production Results

Macadamia nut production for the 2003-2004 crop year (July 1 to June 30) totaled 21.0 million pounds, approximately equivalent to the 2002-2003 crop year.  The Keaau and Mauna Kea regions experienced drier than normal weather conditions during the nut development period which negatively affected production.  Low rainfall in the Ka’u region kept production at historical levels.

Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year Ended June 30,			2004 Over	2003 Over
	2004	2003	2002	2003	2002
Keaau	7,291	6,959	8,596	+5%	-19%
Ka’u	12,279	12,188	12,297	+1%	-1%
Mauna Kea	1,374	1,763	1,146	-22%	+ 54%
Total Production	20,944	20,910	22,039	—	-5%

Farming Segment

Revenue generated from the farming of macadamia orchards owned by other growers was $634,000 for the second quarter 2004, or 14% lower than the three months ended June 30, 2003.  Farming expenses for the quarter ended June 30, 2004 were $530,000, which included $75,000 of depreciation expense. Farming revenues for the first half of 2004 amounted to $1,530,000 or 24% less than the six months ended June 30, 2003.  Related farming expenses were $1,338,000, including $150,000 in depreciation.  The decrease in farming revenues was primarily attributable to lower production during the three and six-month periods ended June 30, 2004 compared to 2003.

Other Income and Expenses

The Partnership recorded interest expense of $38,000 for the second quarter 2004, which was $8,000 lower than the same period in 2003. For the six months ended June 30, 2004 and 2003, interest expense was $82,000 and $103,000, respectively. The interest results from (1) borrowings used to acquire the farming operations (2) capitalized equipment leases, and (3) working capital borrowings.  The decrease in interest expense resulted from lower interest rates and lower debt levels during the three and six-month periods ended June 30, 2004 compared to 2003

Interest income decreased by $2,000 for the quarter and $1,000 for the first half of 2004 compared to 2003, primarily due to lower interest rates offered on bank deposits.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $5 million revolving line of credit and a 10-year, $4 million term loan.  The Credit Agreement contains certain restrictions, which are discussed in Part II – Item 2 below.

At June 30, 2004, the Partnership had a cash balance of $1.1 million.  For the six-month period ended June 30, 2004, cash provided from operations of $2.57 million was derived principally from a decrease in accounts receivable offset by an increase in deferred farming costs.  Cash provided by operations was used to pay distributions to unit holders of $606,000 and repay debt.  Through June 30, 2004, the Partnership has repaid $400,000 under its term loan agreement and $1.2 million on its revolving line of credit.

At June 30, 2004, the Partnership had $2.5 million in outstanding long-term debt, comprised of $2.4 million under the 10-year term loan and $100,000 related to capital leases.  There were no amounts drawn or outstanding at June 30, 2004 related to the revolving line of credit.

The Partnership anticipates borrowing form the revolving line of credit during the last five months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  However, the Partnership’s nut purchase contracts with Mauna Loa require Mauna Loa to make nut payments 30 days after the end of each quarter.  During certain parts of the year, if payments are not received, as the contracts require, available cash resources could be depleted.

Other Developments

El Nino weather affected the Ka’u region with dry conditions in the first half of 2003.  The dry conditions kept nut production at historical levels in this region.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of June 30, 2004, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $24,000.

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

Part II - Other Information

Item 1.  Legal Proceedings

On July 9, 2004, Mauna Loa Macadamia Corporation announced that it had entered into an agreement to acquire its major competitor, Mac Farms of Hawaii. The purchase includes a macadamia nut processing plant, the brand name “MacFarms”, customer lists, and employees related to the processing and marketing portion of its business from MacFarms of Hawaii for an undisclosed sum.  The announcement also said that Mauna Loa would lease approximately 4,000 acres of macadamia orchards operated by MacFarms from an affiliate of MacFarms.

The Partnership believes that such an acquisition would give Mauna Loa a monopoly over the processing of wet-in-shell macadamia nuts on the Island of Hawaii, as well as a monopoly over the supply of nuts to other processors. In turn, the acquisition would give Mauna Loa monopoly power over the growers, other processors on the Island of Hawaii, and consumers of macadamia nuts both in Hawaii and on the mainland United States.

The Partnership has conveyed these concerns to Mauna Loa, to the Department of Agriculture of the State of Hawaii, to the Attorney General of the State of Hawaii, to the representatives to the State legislature from the Island of Hawaii, and to the members of the County Council on the Island of Hawaii.

Mauna Loa is persisting in its attempt to acquire MacFarms and has sent out termination notices to all employees.

The Partnership is considering filing a suit in the Hawaii State Court in Hilo, Hawaii alleging such a monopoly, and asking for a preliminary injunction to prevent the acquisition and all further attempts to tie up the nut supply on the Island of Hawaii in long-term contracts.

All macadamia nuts grown by the Partnership must be sold at this time under five different contracts with Mauna Loa.  About 70% of this supply (15 million lbs.) is subject to four contracts terminating in December 2006.  The remaining supply (about 6 million lbs) is subject to a contract terminating in 2019.

The acquisition, if it proceeds, will not necessarily result in lower prices for the Partnership’s nuts through December 2006.  However, Mauna Loa would have 80% of the processing capacity on the Island of Hawaii.  The next largest processor would only have 10% of the capacity.  The Partnership believes that Mauna would be in a position to dictate the prices of nuts sold by growers if the acquisition closes.  The Partnership is concerned that Hamakua Macadamia Nut Company, currently the processor who processes 10% of the nuts, could be driven out of business, thus forcing the Partnership and all other Hawaii growers to deal exclusively with Mauna Loa after 2006.

The Partnership has asked the Attorney General to take action to prevent the acquisition, but filed suit because it wasn’t sure what action the Attorney might take, or whether it would be taken in time to prevent the acquisition.

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

2.              Minimum current ratio of 1.5 to 1.

3.              Cumulative cash distributions beginning January 1, 2004 cannot exceed the total of cumulative net cash flow beginning January 1, 2004 plus a base amount of $3.3 million.

4.              Minimum tangible net worth of $51.8 million (reduced by the amount of allowed cash distributions over net income).

5.              Maximum ratio of funded debt to capitalization of 20%.

6.              Minimum debt coverage ratio of 2.5 to 1.

The Partnership is in compliance with all loan covenants as of June 30, 2004.

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

 (b)                              Reports on Form 8-K:

On May 11, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 12, 2004		By	/s/ Dennis J. Simonis

Dennis J. Simonis
President and Chief Operations Officer (and Duly Authorized Officer)

	By		/s/ Wayne W. Roumagoux

Wayne W. Roumagoux
Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350