Form 10-Q
period 2004-09-30
ML MACADAMIA ORCHARDS L P
filed 2004-11-12
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004 Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Balance Sheets

(in thousands)

	(Unaudited)
	September 30,		December 31,
	2004	2003	2003
Assets
Current assets
Cash and cash equivalents	$173	$215	$36
Accounts receivable	3,421	5,301	6,526
Inventory of farming supplies	133	146	141
Deferred farming costs	2,982	1,325	—
Other current assets	167	241	143
Total current assets	6,876	7,228	6,846
Land, orchards and equipment, net	51,408	53,841	53,201
Intangible assets, net	37	19	22
Total assets	$58,321	$61,088	$60,069

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$435	$460	$453
Short-term borrowing	1,600	2,100	400
Accounts payable	567	319	467
Accounts payable to related party	17	26	26
Cash distributions payable	379	227	227
Accrued payroll and benefits	558	671	847
Other current liabilities	11	59	261
Total current liabilities	3,567	3,862	2,681
Long-term debt	2,044	2,481	2,468
Deferred income tax liability	1,214	1,218	1,214
Total liabilities	6,825	7,561	6,363
Commitments and Contingencies
Partners’ capital
General partners	514	535	537
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	50,982	52,992	53,169
Total partners’ capital	51,496	53,527	53,706
Total liabilities and partners’ capital	$58,321	$61,088	$60,069

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Macadamia nut sales	$2,521	$3,784	$3,830	$5,187
Contract farming revenue	754	1,392	2,284	3,402
Total revenues	3,275	5,176	6,114	8,589
Cost of goods and services
Costs expensed for farming and services	2,624	4,112	4,766	6,825
Depreciation and amortization	718	964	1,067	1,381
Total cost of goods sold	3,342	5,076	5,833	8,206
Gross income (loss)	(67)	100	281	383
General and administrative expenses
Costs expensed under management contract with related party	46	41	126	136
Legal fees paid to related party	456	13	480	27
Other	211	211	624	608
Total general and administrative expenses	713	265	1,230	771
Operating income (loss)	(780)	(165)	(949)	(388)
Interest expense	(40)	(47)	(122)	(150)
Interest income	—	—	7	8
Other income	1	206	1	206
Income (loss) before tax	(819)	(6)	(1,063)	(324)
Income tax expense	(2)	3	10	13
Net income (loss)	$(817)	$(9)	$(1,073)	$(337)

Net cash flow (as defined in the Partnership Agreement)	$(107)	$939	$(448)	$591

Net income (loss) per Class A Unit	$(0.11)	$0.00	$(0.14)	$(0.04)

Net cash flow per Class A Unit	$(0.01)	$0.13	$(0.06)	$0.08

Cash distributions per Class A Unit	$0.05	$0.03	$0.15	$0.13

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Partners’ capital at beginning of period:
General partners	$527	$537	$537	$549
Class A limited partners	52,165	53,226	53,169	54,300
	52,692	53,763	53,706	54,849

Allocation of net income (loss)
General partners	(9)	—	(11)	(4)
Class A limited partners	(808)	(9)	(1062)	(333)
	(817)	(9)	(1073)	(337)

Cash distributions:
General partners	4	2	12	10
Class A limited partners	375	225	1,125	975
	379	227	1,137	985

Partners’ capital at end of period:
General partners	514	535	514	535
Class A limited partners	50,982	52,992	50,982	52,992
	$51,496	$53,527	$51,496	$53,527

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Cash received from goods and services	$670	$1,200	$9,606	$9,469
Cash paid to suppliers and employees	(2,748)	(3,058)	(9,117)	(8,977)
Net cash provided by (used in) operating activities	(2,078)	(1,858)	489	492

Cash flows from investing activities:
Capital expenditures	(19)	(11)	(125)	(19)
Net cash used in investing activities	(19)	(11)	(125)	(19)

Cash flows from financing activities:
Proceeds from line of credit	1,600	2,100	2,400	2,800
Payment of line of credit	—	—	(1,200)	(1,500)
Payments on long term borrowing	—	—	(400)	(400)
Capital lease payments	(8)	(16)	(42)	(52)
Cash distributions paid	(379)	(379)	(985)	(1,137)
Net cash provided by (used in) financing activities	1,213	1,705	(227)	(289)

Net increase (decrease) in cash	(884)	(164)	137	184
Cash at beginning of period	1,057	379	36	31
Cash at end of period	$173	$215	$173	$215

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(817)	$(9)	$(1,073)	$(337)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	718	964	1,067	1,381
Decrease (increase) in accounts receivable	(2,673)	(4,359)	3,105	356
Decrease (increase) in inventories	19	23	8	13
Decrease (increase) in deferred farming costs	25	981	(2,148)	(786)
Decrease (increase) in other current assets	57	98	(23)	(50)
Increase (decrease) in accounts payable	553	262	97	(54)
Increase (decrease) in accrued payroll	40	157	(291)	(72)
Increase (decrease) in other current liabilities	—	25	(253)	41
Total adjustments	(1,261)	(1,849)	1,562	829
Net cash provided by (used in) operating activities	$(2,078)	$(1,858)	$489	$492

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2004, September 30, 2003 and December 31, 2003 and the results of operations, changes in partners’ capital and cash flows for the periods ended September 30, 2004 and 2003.  The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

The following is a summary of each reportable segment’s operating income (loss) and each segment’s assets as of, and for the three and nine month periods, ended September 30, 2004 and 2003 (000’s).  Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Owned orchards	$2,521	$3,784	$3,830	$5,187
Contract farming	1,183	1,997	3,708	5,180
Intersegment elimination (all contract farming)	(429)	(605)	(1,424)	(1,778)
Total	$3,275	$5,176	$6,114	$8,589

Operating income (loss):
Owned orchards	$(847)	$(343)	$(1,134)	$(693)
Contract farming	67	178	185	305
Total	$(780)	$(165)	$(949)	$(388)

Depreciation:
Owned orchards	$644	$890	$843	$1,157
Contract farming	74	74	224	224
Total	$718	$964	$1,067	$1,381

Expenditures for property and equipment:
Owned orchards	$19	$11	$76	$19
Contract farming	—	—	49	—
Total	$19	$11	$125	$19

Segment assets:
Owned orchards			$52,781	$55,474
Contract farming			5,540	5,614
Total			$58,321	$61,088

All revenues are from sources within the United States of America.

(3)          INTERIM REPORTING

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $3.0 million and $1.3 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(4)          LONG-TERM CREDIT

Revolving Credit Loan. On May 1, 2004, the Partnership entered into an amended credit agreement with American AgCredit PCA, under which it will have available a $5 million revolving credit facility through May 1, 2008. There was $1,600,000 in borrowings outstanding under this credit facility as of September 30, 2004.

Borrowings under this agreement bear interest at the prime-lending rate. The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum, depending on certain financial ratios, on the daily-unused portion of the credit. The Partnership, at its option, may make prepayments without penalty.

Term Debt. As of September 30, 2004, the Partnership owed $2.4 million on a $4 million promissory note, which was issued on May 2, 2000 in conjunction with the credit agreement discussed above. The note is scheduled to mature in 2010 and bears interest at rates from 3.13 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.

(5)          PARTNERS’ CAPITAL

All capital allocations reflect the general partner’s 1% equity interest and the limited partners’ 99% percent equity interest.  Net income (loss) per Class A Unit is calculated by dividing 99% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(6)          CASH DISTRIBUTIONS

On September 23, 2004 a third quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on November 15, 2004 to unit holders of record as of the close of business on September 30, 2004.

(7)          LEGAL PROCEEDING

As reported in the second quarter Form 10-Q, the Partnership and several independent growers filed suit on July 9, 2004 in the Hawaii State Court against Mauna Loa Macadamia Nut Corporation (Mauna Loa), alleging that the proposed acquisition by Mauna Loa of the assets of Mauna Loa’s major competitor, Mac Farms of Hawaii (Mac Farms), constituted an illegal monopoly over the supply and processing of macadamia nuts in Hawaii.

On October 1, 2004, the Partnership and independent growers entered into a settlement agreement with Mauna Loa whereas Mauna Loa agreed to terminate its efforts to acquire Mac Farms and the Partnership and growers caused their lawsuits to be dismissed.  Legal cost incurred during the third quarter of 2004 in connection with the lawsuit amounted to approximately $450,000.  A Director of the Partnership is a former partner and currently in-counsel for the law firm used by the Partnership.

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits 3 months ended		Pension Benefits 9 months ended
	9/30/04	9/30/03	9/30/04	9/30/03
Service Cost	$13,862	$15,182	$41,586	$45,548
Interest Cost	5,299	4,189	15,896	12,566
Less Expected Return on Assets	3,700	2,992	11,099	8,978
Amortization of Unrecognized Prior Service Costs	1,661	1,661	4,983	4,983
Amortization of Unrecognized Actuarial Loss	160	—	479	—
Net Periodic Pension Cost	$17,282	$18,040	$51,845	$54,119

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

Results of Operations

ML Macadamia Orchards’ net loss for the third quarter of 2004 was $817,000, as compared to the $9,000 net loss recorded in the same period in 2003.  Net loss per Class A Unit was $0.11 compared to last year’s net loss of $0.00.  Net cash flow per Class A Unit decreased to negative $0.01 from $0.13.

Total revenues for the third quarter 2004 were $3.3 million, of which $2.5 million was nut revenue and $800,000 farming revenue. This compared to last year’s third quarter revenues of $5.2 million, of which $3.8 million was nut revenue and $1.4 million was farming revenue.  The decrease in third quarter revenue of $1.9 million was due to lower nut production from the Partnership’s orchards and contract orchards.

Net loss for the nine months ended September 30, 2004 was $1,073,000, compared to net loss of $337,000 recorded in the first nine months of 2003.  Net loss per Class A Unit was $0.14 compared to net loss of $0.04 last year and net cash flow per Class A Unit was negative $0.06 compared to positive $0.08.  The increase in the net loss was primarily attributable to lower nut production, increased legal fees associated with the Partnership’s lawsuit against Mauna Loa, which amounted to approximately $450,000, as well as a change in estimated nut production for the calendar year triggering the recognition of more farming costs during the third quarter of 2004.

Throughout the year, the Partnership recognizes revenue from owned orchards based on an estimated nut price from Mauna Loa, which will be actualized in the fourth quarter results.  Revenues for the first nine months of 2004 were $6.1 million, 29% lower than the $8.6 million recorded in the first nine months of 2003, primarily due to lower production as a result of climatic conditions causing a delay in the timing of nuts dropping from trees.

Owned-orchard Segment

For the three months and the nine months ending September 30, 2004 and 2003, nut production wet-in-shell (WIS), nut prices and revenues are summarized below:

	For the Three Months Ended September 30,
	2004	2003	Change
Nut harvested (000’s pounds WIS)	5,040	8,044	-	37%
Nut price (per pound)	$0.5002	$0.4704	+	6%
Total nut sales ($000’s)	$2,521	$3,784	-	33%

	For the Nine Months Ended September 30,		Change
	2004	2003
Nut harvested (000’s pounds WIS)	7,690	11,128	-	31%
Nut price (per pound)	$0.4980	$0.4661	+	7%
Total nut sales ($000’s)	3,830	5,187	-	26%

Production for the three-month period ending September 30, 2004 was 37% lower than the three-month period ending September 30, 2003, but 28% below the historical average for this period.  For the nine months ended September 30, 2004, production was 31% lower than the same period in 2003, and 28% lower than the historical average for this period.  The decrease was primarily attributable to poor climatic conditions during the nut development period, delaying the timing of nuts dropping from trees.

The Partnership’s nut price is determined by a formula which is weighted 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), our exclusive purchaser. The average nut price received for the third quarter 2004 was $0.5002, 6% higher than the third quarter 2003.  This price is based on Mauna Loa’s latest estimate and may be different from the price that is ultimately paid.  For the nine-month period, estimated nut prices increased by 7% compared to the same period in 2003.    The USDA portion of the current year’s nut price will be 2% lower than the previous year, and the Mauna Loa portion of the current year’s nut price is estimated to be comparable or slightly better than 2003.  However, the final nut price for the year is not known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2003, the actual average nut price received by the Partnership was $0.4857.

Production costs are based on annualized standard unit costs for interim reporting periods.  Total production costs for the owned-orchards for the three and nine-months ended September 30, 2004 were less than the same periods in 2003 due to the lower production.  In addition, the Partnership performed early harvesting for Mauna Loa of approximately 1.0 million pounds for an additional $0.15 per pound in the third quarter of 2003.

Farming Segment

Revenue generated from the farming of macadamia orchards that are owned by other growers was $754,000 for the third quarter 2004, $638,000 less than the third quarter of 2003.  Farming costs for the third quarter of 2004 were $687,000, which included $74,000 in depreciation expense.  Farming revenues for the nine-month period ended September 30, 2004 were $2.3 million compared to $3.4 million in 2003.  Farming expenses for the nine-month period ended September 30, 2004 were $2.1 million including $224,000 of depreciation expense.  The decrease in farming revenues was primarily attributable to lower production during the three and nine-month periods ended September 30, 2004 compared to 2003.

Other Income and Expenses

The Partnership recorded interest expense of $40,000 for the third quarter 2004, which was $7,000 less than the same period in 2003. For the nine months ended September 30, 2004 and 2003, interest expense was $122,000 and $150,000, respectively. The interest results from (1) borrowings used to acquire the farming operations, (2) capitalized equipment leases, and (3) working capital borrowing for off-season farming operations. The decrease in interest expense resulted from lower interest rates and lower debt levels during the three and nine-month periods ended September 30, 2004 compared to 2003.

Interest and other income decreased by $205,000 for the quarter and $206,000 for the nine-month periods ended September 30, 2004 compared to 2003.  The decrease was attributable to insurance settlement proceeds of approximately $206,000 under the Partnership’s crop insurance policy, which were received in the third quarter 2003.  There were no insurance settlement proceeds received during the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter.  However, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvest season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $5 million revolving line of credit and a 10-year, $4 million term loan.  The Credit Agreement contains certain restrictions which are discussed in Part II — Item 2, below.

At September 30, 2004, the Partnership had a cash balance of $173,000.  For the nine-month period ended September 30, 2004, cash provided by operations of $489,000 was derived principally from a decrease in accounts receivable, offset by an increase in the deferred farming costs, and a decrease in current liabilities.  Through September 30, 2004, the Partnership used cash provided by operating activities and drawings on its line of credit of $2.4 million to fund $1,136,000 in distributions to partners.  In addition, the Partnership has repaid $400,000 under its term loan agreement and $1.2 million on its revolving line of credit.

At September 30, 2004, the Partnership had $2.5 million in outstanding long-term debt, comprised of $2.4 million under the 10-year term loan and $79,000 related to capital leases.  At September 30, 2004, $1.6 million remained outstanding on the revolving line of credit, which was repaid as of November 2, 2004.

The Partnership anticipates borrowing from the revolving line of credit during the last two months of the year to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  However, the Partnership’s nut purchase contracts with Mauna Loa require Mauna Loa to make nut payments 30 days after the end of each quarter.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Other Developments

The Ka’u region had adequate moisture receiving 41 inches of rain in the first nine months of 2004.  This is above the 10-year annual average of 39 inches, the nine months 10-year average of 27 inches and the nine month period of 2003 which was 15 inches of rain.  The moist conditions should have a positive effect on nut production in the Ka’u region.  However, the late harvest drop of the nuts in the Ka’u region and the heavy rain during the flowering and pollination period in the Keaau region will most likely result in a below normal harvest of nuts during the calendar year.  It is anticipated that the annual harvest will be below the 10-year average annual harvest of 20.3 million pounds by 1.0 to 1.5 million pounds.  The change in anticipated harvest for 2004, resulted in the recognition of $243,000 in additional farming costs during the third quarter 2004, which were previously deferred.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of September 30, 2004, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $24,000.

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

Part II - Other Information

Item 1.  Legal Proceedings

As reported in the second quarter Form 10-Q, the Partnership and several independent growers filed suit on July 9, 2004 in the Hawaii State Court against Mauna Loa Macadamia Nut Corporation (Mauna Loa), alleging that the proposed acquisition by Mauna Loa of the assets of Mauna Loa’s major competitor, Mac Farms of Hawaii (Mac Farms), constituted an illegal monopoly over the supply and processing of macadamia nuts in Hawaii.

On October 1, 2004, the Partnership and independent growers entered into a settlement agreement with Mauna Loa whereas Mauna Loa agreed to terminate its efforts to acquire Mac Farms and the Partnership and growers caused their lawsuits to be dismissed.  Legal cost incurred during the third quarter of 2004 in connection with the lawsuit amounted to approximately $450,000.  A Director of the Partnership is a former partner and currently in-counsel for the law firm used by the Partnership.

Item 2.  Changes in Securities

In connection with the Credit Agreement with American AgCredit, PCA, certain restrictions are placed on the Partnership in regard to indebtedness, sales of assets and maintenance of certain financial minimums.  The Partnership’s cash distributions will be restricted unless all requirements of these covenants are met and the effects of any cash distributions do not breach any of the financial covenants.  The restrictive covenants consist of the following:

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

The Partnership is in compliance with all loan covenants as of September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

Exhibit Number	Description	Page Number
11.1	Statement re Computation of Net Income (loss ) per Class A Unit	17

31.1	Form of Rule 13a-14(a) [Section 302] Certifications	18 - 20

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

(b)      Reports on Form 8-K:

On August 9, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2004.

On August 10, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2004 with additional information regarding legal proceedings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 12, 2004		By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Operating Officer

		By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits	Page No.
11.1	Statement re Computation of Net Income (loss ) per Class A Unit	17

31.1	Form of Rule 13a-14(a) [Section 302] Certifications	18 - 20

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350	21