Form 10-K
period 2004-12-31
ML MACADAMIA ORCHARDS L P
filed 2005-03-24
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

As of March 14, 2005, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $45,600,000 (based on the closing price on that date of $6.08 per Unit).

PART I

ITEM 1.  BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a publicly traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in Hawaii.  The Partnership believes that it is one of the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 4,169 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)  The Partnership sells all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under long-term nut purchase contracts.  The Partnership farms its own orchards and approximately 2,505 additional acres of macadamia orchards for other orchard owners.  The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”).  On August 1, 2001, all of the stock of the Managing Partner was purchased by D. Buyers Enterprises, LLC (“DBE”).  J.W.A. Buyers is the majority owner and Member of DBE and the Chairman of the Board of CBCL. . On January 6, 2005, the stock of ML Resources, Inc. was purchased from DBE by the Partnership for $750,000. Approximately $425,000 of the purchase price will be capitalized to record the General Partner’s 1% interest in the Partnership and the remainder, attributable to the management contract and fees is expected to be expensed in the first quarter of 2005.

Ownership of Class A Units confers no direct or indirect interest in CBCL, DBE or any of their affiliated entities, or in Mauna Loa.

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

(c) Narrative Description of the Business

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts from its orchards to Mauna Loa under long-term nut purchase contracts.  Mauna Loa processes and markets the nuts under the Mauna Loa® brand name and is believed to be one of the largest processors and marketers of macadamia nuts in the world.  The Partnership is Mauna Loa’s largest single supplier of macadamia nuts.  Mauna Loa was a subsidiary of CBCL until its sale in September 2000 to The Shansby Group.  In December 2004 Mauna Loa was purchased by Hershey Food Corporation.  On May 1, 2000, the Partnership began farming its own macadamia orchards.  Prior to that date, subsidiaries of CBCL performed the farming activities for the Partnership under long-term farming contracts.

Nut Purchase Contracts.  The Partnership is a party to five nut purchase contracts with Mauna Loa.  They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991 and May 2000, respectively.  The 1986 contracts expire in 2006, while the 1989 contract expires in 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the orchard purchase in September 1991 and expired on June 30, 2003. Effective July 1, 2003 the fourth contract was renegotiated with an expiration date of December 31, 2006. The fourth contract is a set price contract ($0.60 cents per pound at WIS 25%) with an adjustment for trash and spoilage outside the range of 10% to 13%.  The first three contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the United States Department of Agriculture and 50% on Mauna Loa’s “netback component.”  The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound.  The fifth contract expires in 2006.  Its pricing formula is based 100% on the two-year trailing average of USDA reported prices.  The first three nut purchase contracts may be terminated by Mauna Loa upon thirty days’ notice if the Managing Partner is involuntarily removed as the managing general partner and replaced by a person or entity not affiliated with Mauna Loa.  The fifth contract may be terminated at any time by mutual agreement in writing.  On December 16, 2004, a new nut purchase contract was signed with Hamakua Macadamia Nut Company (“Hamakua”) for the delivery of six million WIS pounds, effective January 1, 2007. The contract provides for a minimum price of 79 cents per pounds and a maximum price of 99 cents per pound. The pricing formula includes a fixed component of 85 cents and a second component based on Hamakua’s average selling price for bulk kernel.  Refer to Exhibit 10.52 on page 57.

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

Macadamia nuts comprise less than 5% of the sales of branded premium nuts sold through mass merchandisers, drug and grocery stores on the U.S. mainland.  Cashews and mixed nuts represent the bulk of the dollar sales in this segment, followed by pistachios.  Macadamia nuts are the highest priced of all premium nuts, and, therefore, they may be sensitive to price competition from other nuts.

The primary market for the Mauna Loa® brand is the U.S. mainland, where Mauna Loa sells its products through brokers to food stores, club stores, drug store chains, mass merchandisers and commercial customers.

A strong secondary market for the Mauna Loa® brand is the state of Hawaii, where Mauna Loa sells through its own direct sales force primarily to retailers. Substantial portions of the macadamia nut products sold in Hawaii are purchased by visitors as gifts and souvenirs. Mauna Loa believes that it is one of the largest sellers of macadamia products in the State of Hawaii.

Mauna Loa also sells macadamia products as ingredient nuts, through its visitor centers and mail order sales.

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America.  For the 2005 crop, Hawaii was expected to supply 25% of the world crop, and Australia, the world’s largest producer, was expected to supply 40%.

A general decline in nut prices would adversely affect the prices which Mauna Loa could charge for its macadamia nut products and could have a negative effect on its profitability.  Since the purchase price for the Partnership’s nuts under all but one of its nut purchase contracts is based in part on nut prices reported by the industry and in part on the marketing success of Mauna Loa, a general decline in macadamia nut prices could also adversely affect the Partnership’s revenues.

Macadamia Farming Segment

Since the May 2000 purchase of the macadamia farming operations, the Partnership farms its own 4,169 acres of macadamia orchards and approximately 2,505 additional acres of macadamia orchards owned by other growers.

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

The Partnership currently services approximately twenty additional farming contracts which were assigned to the Partnership with the May 2000 acquisition.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  These contracts also provide a management fee to the Partnership, which is based as either a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.

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

In return, the Partnership is obligated to pay the seller 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2002, 2003, or 2004.

Risks Involved in Operating Macadamia Orchards

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.9% in 2002, 0.6% in 2003, and 0.6% in 2004. Both crop and tree insurance are in place to protect the Partnership against material losses.

Diseases and Pests.  The Partnership’s Keaau orchards experienced tree replacements of 1.5% in 2002, 1.3% in 2003, and 1.4% in 2004.  Other macadamia growers in the vicinity have also experienced losses due to a problem known as “Macadamia Quick Decline” (“MQD”).  Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions.  It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD.  Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties.  Approximately 9% of the Partnership’s orchards are variety 333 and 45% are variety 344.  Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  MQD is present in the Ka’u orchards, but tree losses to date have been less than 1% in the Ka’u area.

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

Insurance.  The Partnership secures tree insurance each year under a federally subsidized program.  The tree insurance for 2004 provides coverage up to a maximum of approximately $23.7 million against loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2004-2005 crop year and provides coverage up to a maximum of approximately $9.1 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
2000	47.1”	147.9”	158.0”
2001	46.0”	124.0”	133.4”
2002	58.5”	139.4”	156.1”
2003	22.8”	94.8”	117.4”
2004	54.9”	142.7”	151.5”

During 2004 the Ka’u, Keaau and Mauna Kea areas recorded 127%, 106% and 102% of the normal average annual rainfall in their area of the island, respectively.

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

Employees

As of December 31, 2004, the Partnership employed 259 people, of which 176 were seasonal employees.  Of the total, 21 are in farming supervision and management, 226 in production, maintenance and agricultural operations, and 12 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of three bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, of the Keaau Orchard Division and of the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002.  The parties have recently agreed to a new three-year contract, which will expire on April 30, 2005. The Partnership believes that relations with its employees and the ILWU are generally very good.

Available Information.  The Partnership files annual, quarterly and current reports and other information with the Commission.  These filings are available free of charge through its Internet website at www.mlmacadamia.com as soon as reasonably practicable after the Partnership electronically files such material with, or furnishes it to, the Commission.  Any Unit holder, who so requests may obtain a printed copy of these documents from the Partnership, by contacting the Partnership at 808-969-8057, or in writing at 26-238 Hawaii Belt Road, Hilo, Hawaii 96720.

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

Macadamia orchards normally reach peak production after fifteen to eighteen years of age.  All of the 4,169 tree acres of macadamia orchards owned or leased by the Partnership are over nineteen years of age.  About 2% of trees are lost to various causes each year and are replaced.

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

For certain additional information concerning farming leases, see Item 13, page 47.

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

ITEM 3.  LEGAL PROCEEDINGS AND SETTLEMENT

As reported on August 13, 2004, in the Quarterly Report on Form 10-Q of ML Macadamia Orchards, L.P. (the “Partnership”) for its fiscal quarter ended June 30, 2004, the Partnership and several independent growers filed suit against Mauna Loa Macadamia Nut Corporation in the Circuit Court of the Third Judicial Circuit of the State of Hawaii in Hilo, alleging that the proposed acquisition by Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) of the assets of Mauna Loa’s major competitor, MacFarms of Hawaii, LLC (“MacFarms”), would give Mauna Loa a monopoly over the supply and processing of wet-in-shell macadamia nuts on the Island of Hawaii, which in turn would give Mauna Loa monopoly power over the growers and other processors on the Island of Hawaii and consumers of macadamia nuts in Hawaii and on the mainland United States. Hamakua Macadamia Nut Company, Inc.  (“Hamakua”)

subsequently filed its own lawsuit against Mauna Loa, which was then consolidated with the Partnership’s case.

On October 1, 2004, the Partnership, the independent growers and Hamakua entered into an agreement with Mauna Loa whereby Mauna Loa terminated its agreement to acquire the assets of MacFarms and the Partnership, the independent growers and Hamakua caused their lawsuits to be dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT).  There were 1,170 registered holders of Class A Depositary Units on December 31, 2004.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

		Distribution	High	Low
2004:	4th Quarter	$0.050	6.00	3.80
	3rd Quarter	0.050	4.39	3.80
	2nd Quarter	0.050	4.77	3.85
	1st Quarter	0.050	4.75	3.51

2003:	4th Quarter	$0.030	3.70	3.28
	3rd Quarter	0.030	3.75	3.39
	2nd Quarter	0.050	3.50	3.16
	1st Quarter	0.050	3.52	3.20

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2004 except for its debt coverage ratio. The lender has provided a waiver to the loan covenants for this ratio for the fourth quarter 2004.  Had the lender not waived the restriction the Partnership would have been restricted in its ability to pay distributions to the limited partners.

ITEM 6.               SELECTED FINANCIAL DATA
(In thousands, except per pound and per unit data)

	2004	2003	2002	2001	2000
Financial:
Total revenue	$13,665	$15,426	$14,556	$16,893	$13,758
Net cash provided by operating activities (1)	368	2,262	2,166	2,237	2,507
Income (loss) before taxes	(1,644)	111	(447)	1,112	(360)
Net income (loss)	(1,649)	69	(480)	1,010	(398)
Distributions declared	1,515	1,212	1,515	1,515	3,523
Total working capital	2,931	4,165	3,220	3,183	1,599
Total assets	58,438	60,069	61,803	65,329	65,625
Long-term debt	2,034	2,468	2,920	3,402	3,716
Total partners’ capital	50,542	53,706	54,849	56,844	57,349
Class A limited partners’ capital	50,037	53,169	54,300	56,275	56,775
Net cash flow (2)	466	2,157	1,592	3,093	1,824

Operations:
Acres harvested	4,169	4,169	4,169	4,169	4,169
Macadamia nuts harvested (lbs.) (3)	18,933	21,196	21,404	23,013	19,255
Net price $/lb. (3)(4)	$0.4972	$0.4857	$0.4748	$0.4830	$0.5125

Per Class A Unit (5):
Income (loss) before taxes	$(0.22)	$0.01	$(0.06)	$0.15	$(0.05)
Net income (loss)	(0.22)	0.01	(0.06)	0.13	(0.05)
Net cash flow (2)	0.06	0.28	0.21	0.41	0.24
Distributions	0.20	0.16	0.20	0.20	0.465
Partners’ capital	6.67	7.09	7.24	7.50	7.57

(1)          See “Statements of Cash Flows” in the financial statements for method of calculation.

(2)          See Footnote 5 in the notes to financial statements for method of calculation.

(3)          Wet-in-shell at 25% moisture.

(4)          Weighted average for all orchards.

(5)          7,500,000 Class A Units were issued and outstanding for all periods presented.

Contractual obligations for the Partnership are detailed in the following:

Contractual Obligations	Total	Payments Less Than 1 Year	Due by 1-3 Years	Period 3-5 Years	More Than 5 Years
Long-Term Debt	2,400,000	400,000	800,000	800,000	400,000
Capital Lease Obligations	69,000	35,000	34,000	—	—
Operating Leases	4,102,000	348,000	682,000	443,000	2,629,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities off The Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	6,571,000	703,000	1,516,000	1,243,000	3,029,000

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

Results of operations – 2004, 2003, 2002

Owned-Orchard Segment - Production and Yields

Production and yield data for the eight orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

			2004	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2004	2003	2002
Keaau I	June 1986	1,467	5,692,221	3,880	4,271	4,272
Keaau II	Oct. 1989	220	600,381	2,729	2,862	2,966
Keaau Lot 10	Sept. 1991	78	251,215	3,221	3,255	3,850
Ka’u I	June 1986	956	5,117,852	5,353	5,886	6,933
Ka’u Green Shoe I	Dec. 1986	266	1,764,237	6,632	7,619	6,659
Ka’u II	Oct. 1989	714	3,617,893	5,067	5,504	5,214
Ka’u O	May 2000	142	633,871	4,464	5,252	5,880
Mauna Kea	Oct. 1989	326	1,255,571	3,851	5,271	3,762
Totals (except yields which are averages)		4,169	18,933,241	4,541	5,084	5,134

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

Production in 2004 was 10.7% lower than 2003 and 11.5% lower than 2002. Production in 2003 was 1.0% lower than 2002 and 7.9% lower than 2001. Significant factors affecting the crop were as follows:

1.  The drought in the Ka’u orchards in 2003 affected the nut set, development and production for the spring of 2004.

2.  The above average rainfall in the Keaau and Mauna Kea orchards negatively impacted the pollination and nut set in 2004.

3.  The Ka’u region recorded above average rainfall in 2004.  The rainfall replenished the soil moisture and is expected to improve yields in the region for the spring of 2005.

4.  The maturation of the crop was delayed by the weather conditions which resulted in less production in the fall of 2004 and is expected to improve yields in the spring of 2005.

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price.  The impact of these factors is summarized in the following table:

	2004	2003	2002	2004 vs 2003	2003 vs 2002
Trees acres harvested	4,169	4,169	4,169	—	—
Average yield (WIS lbs./acre)	4,541	5,084	5,134	-11%	-1%
Nuts harvested (000’s WIS lbs.)	18,933	21,196	21,404	-11%	-1%
Nut price ($/WIS lbs. @ 25%)	0.4972	0.4857	0.4748	+2%	+2%
Gross nut sales ($000)	9,414	10,295	10,162	-9%	+1%
2001 nut price settlement	—	—	174
2002 nut price settlement	—	14	—
2003 early harvest agreement	—	150	—
Recorded nut sales ($000s)	9,414	10,459	10,336

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

In mid December, Mauna Loa notified the Partnership that it would be unable to accept deliveries over a five-day period during the height of the harvest season. The Partnership advised Mauna Loa that this was unacceptable for both financial and operational reasons and arrangements would be made to deliver the nuts to another processor. After alternative deliveries had been committed to, Mauna Loa notified the Partnership that it was willing to accept delivery. As a result of the alternative commitment, the Partnership delivered approximately 240,000 pounds of nuts to Mac Farms of Hawaii at a price of 93 cents per pound over a two-day period. In late December, Mauna Loa notified the Partnership that it intended to deduct $118,000 from future nut payments as damages. The Partnership notified Mauna Loa that the deduction was a violation of our various contracts and the Partnership would consider termination of the contracts if such deduction were made. Mauna Loa has since withdrawn their notice of deduction, but the Partnership has reserved $118,000 for this unresolved dispute.

The following table sets forth the manner in which the nut purchase price per pound was determined for 2004, 2003 and 2002 ($/lb.):

	2004	2003	2002
USDA price - two years prior (a)	0.5666	0.5601	0.6227
USDA price - one year prior (a)	0.5391	0.5666	0.5601
USDA price - two year trailing average	0.5528	0.5634	0.5914

Gross revenues	1.3929	1.4346	1.5049
Less allocable processing, packaging, marketing, sales and advertising costs	0.8515	0.9400	1.0868
Less 20% capital charge	0.1083	0.0996	0.0828
Net-back component	0.4331	0.3950	0.3353

USDA price - two year trailing average	0.5528	0.5634	0.5914
Net-back component	0.4331	0.3950	0.3353
Average of USDA two year trailing average price and net-back component	0.4929	0.4792	0.4634
Plus Hawaii general excise tax (0.5%)	0.0025	0.0024	0.0019
Net purchase price (b) (c) (d) (e)	0.4954	0.4816	0.4653

(a)          Mauna Loa’s own purchases comprise a substantial portion of nut purchases reported to the USDA.  Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b)         The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years.  With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated.  The effect was to cause a slightly different price of $0.4644 for the 1989 orchards in 2002, $0.4808 in 2003 and $0.4951 in 2004.  An early harvest round was requested by Mauna Loa in 2003 resulting in a payment of $150,000 over the contract price.  With this payment the 2003 price was $0.4883.

(c)          The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the “two-year trailing average” provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus, results in a different nut price.  This was in affect for the first six months of 2003.  A new contract was negotiated with a fixed price for all nuts with unusables in a range of 10% to 13%.  The nut price for this orchard was $0.6000 in 2004, $0.5923 in 2003, and $0.4920 in 2002.  This orchard accounts for less than 2% of the Partnership’s macadamia nut production.

(d)         The nut purchase contract for the Ka’u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.5560 in 2004, $0.5660 in 2003 and $0.5940 in 2002.

(e)          Mauna Loa has not yet provided the final 2004 audited nut price to the Partnership. The price reflected above and in the financial statements is described by Mauna Loa as a “very preliminary” estimate, which when finalized, will be subject to audit and review by the Partnership

The 2004 average nut price from all orchards increased 3% from 2003.  The 2003 average nut price from all orchards increased 2% from 2002.  The USDA portion decreased 2% in 2004, 5% in 2003 and 4% in 2002. The netback increased 10% in 2004 compared to 2003 and increased 18% in 2003 compared to 2002. The current netback price reflects the operating performance of Mauna Loa.

The USDA published price for the 2003-2004 crop year was $0.5769 per pound (WIS at 25% moisture), which is 7% higher than the 2002-03 crop year of $0.5391, and 2% higher than the 2001-2002 price of $0.5666.  The USDA two-year trailing average, which affects the Partnership’s 2004 nut price, will be $0.5580, a 1% increase over the 2003 two-year average.

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

The Partnership’s unit costs (expressed in dollars per wet-in-shell pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2004	2003	2002
Keaau I	June 1986	0.5767	0.5453	0.5097
Keaau II	Oct. 1989	0.5545	0.6179	0.5601
Keaau Lot 10	Sept. 1991	0.4491	0.3461	0.3745
Ka’u I	June 1986	0.5211	0.4611	0.4397
Ka’u Green Shoe I	Dec. 1986	0.3409	0.2533	0.2817
Ka’u II	Oct. 1989	0.3938	0.3822	0.3915
Ka’u O	May 2000	0.4226	0.3403	0.3344
Mauna Kea	Oct. 1989	0.7119	0.4976	0.7601

All Orchards		0.5062	0.4582	0.4559

Cost of goods sold was $704,000 lower in 2004 than in 2003, and $612,000 higher in 2003 than in 2002, but the cost per pound was 10.4% higher in 2004 than 2003 and was the same in 2003 compared to 2002.  The lower production costs in 2004 were a result of lower harvesting and husking costs because of fewer pounds handled.  The lower production costs in 2003 were the result of lower production costs in Ka’u and Mauna Kea.  The lower costs in 2002 were the result of lower production.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately 20 farming contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $4.3 million in 2004, $5.0 million in 2003, and $4.2 million for 2002. The 2004 farming service revenues were less that expected because of the late drop of nuts in the fall crop.  The 2003 farming service revenues were greater than anticipated because of the timing of harvesting. The 2002 farming service revenues were less than anticipated because of the termination of farming contracts related to 155 tree acres to third parties.  Also, in 2002 one of the major farming contracts requested longer harvest intervals for their orchards.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $3.9 million in 2004, $4.5 million in 2003 and $3.8 million for 2002.  These costs were all reimbursed to the Partnership.

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

Total general and administrative costs for 2004 were $482,000 higher than 2003, which is attributed to higher legal costs.  Legal costs of $464,000 related to the lawsuit, initiated and settled, to prevent Mauna Loa from acquiring MacFarms of Hawaii, LLC.  General and administrative costs for 2003 were $85,000 lower than in 2002 which was attributed to lower service costs and orchard management costs.

A management fee based on Partnership cash flow is payable annually to the Managing Partner.  The amount paid was $9,000 in 2004, $44,000 in 2003, and $32,000 for 2002.

Interest Income and Expense

The Partnership recorded interest expense of $182,000 in 2004, $203,000 in 2003, and $307,000 in 2002.  This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a revolving line of credit.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  Interest was earned in the amount of $11,000 in 2004, $12,000 in 2003 and $46,000 in 2002 primarily from charges to Mauna Loa for late payment in 2004.

Other income of $32,000 was recorded in 2004 from crop insurance.  Other income of $260,000 was recorded in 2003 with $206,000 from crop insurance and $40,000 from the settlement of a written off receivable. $109,000 was recorded in 2002 primarily from the early termination of a land and garage lease with CBCL.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax was $5,000 in 2004, $42,000 in 2003, and $33,000 in 2002.

Liquidity and Capital Resources

Net cash provided by operation was $368,000 in 2004 a decrease of approximately $2.0 million compared to 2003.  Net cash provided by operations was $2.3 million in 2003 an increase of approximately $100,000 over 2002.  Net cash provided by operations was $2.2 million in 2002.

At December 31, 2004 the Partnership’s working capital was $2.9 million and it current ratio was 1.63 to 1, compared to $4.2 million and 2.55 to 1 in 2003.  In 2003 the Partnership’s working capital was $4.2 million and its current ratio was 2.55 to 1, compared to $3.2 million and 2.14 to 1 in 2002.  In 2004 the decrease in working capital compared to 2003 was a result of lower revenue and higher general and administrative costs.  In 2003 the increase in working capital compared to 2002 was a result of higher revenue, higher interest and other income, lower general and administrative costs, and lower interest costs.  In 2002 payment by Mauna Loa resulted in liabilities being paid without incurring short term debt.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2004 except for its Debt Coverage Ratio.  The lender has provided a waiver to the loan covenants for the fourth quarter 2004.

Capital expenditures in 2004, 2003 and 2002 were $172,000, $20,000 and $93,000, respectively.  The increase in 2004 was the result of purchases by the Partnership of expiring leases.  Capital expenditures planned for 2005 are less than $500,000 and are expected to be financed by way of new equipment leases, either capital or operating leases.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2008.  At December 31, 2004 the Partnership had a cash balance of $196,000 and line of credit drawings outstanding of $2,200,000.  At December 31, 2003 the Partnership had a cash balance of $36,000 and line of credit drawings outstanding of $400,000.  The cash balance was $31,000 at the end of 2002, and the line of credit drawings were $800,000 at December 31, 2002.

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

Legal Proceedings

As reported on August 13, 2004, in the Quarterly Report on Form 10-Q of ML Macadamia Orchards, L.P. (the “Partnership”) for its fiscal quarter ended June 30, 2004, the Partnership and several independent growers filed suit against Mauna Loa Macadamia Nut Corporation in the Circuit Court of the Third Judicial Circuit of the State of Hawaii in Hilo, alleging that the proposed acquisition by Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) of the assets of Mauna Loa’s major competitor, MacFarms of Hawaii, LLC (“MacFarms”), would give Mauna Loa a monopoly over the supply and processing of wet-in-shell macadamia nuts on the Island of Hawaii, which in turn would give Mauna Loa monopoly power over the growers and other processors on the Island of Hawaii and consumers of macadamia nuts in Hawaii and on the mainland United States. Hamakua Macadamia Nut Company, Inc.  (“Hamakua”) subsequently filed its own lawsuit against Mauna Loa, which was then consolidated with the Partnership’s case.

On October 1, 2004, the Partnership, the independent growers and Hamakua entered into an agreement with Mauna Loa whereby Mauna Loa terminated its agreement to acquire the assets of MacFarms and the Partnership, the independent growers and Hamakua caused their lawsuits to be dismissed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rates on the Partnership’s Credit Agreement, which are based on LIBOR (Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate), are adjusted periodically based on the Partnership’s election to fix interest rates for periods ranging from between three months and five years.  As of December 31, 2004, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $20,000.

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

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying balance sheets and the related income statements, statements of partners’ capital, and statements of cash flows, present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Honolulu, Hawaii

March 17, 2005

ML Macadamia Orchards, L.P.
Balance Sheets
(in thousands)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$196	$36
Accounts receivable	7,092	6,526
Inventory of farming supplies	145	141
Other current assets	153	143
Total current assets	7,586	6,846
Land, orchards and equipment, net	50,810	53,201
Intangible assets, net	42	22
Total assets	$58,438	$60,069

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$435	$453
Short-term borrowings	2,200	400
Accounts payable	738	493
Cash distributions payable	379	227
Accrued payroll and benefits	873	847
Other current liabilities	30	261
Total current liabilities	4,655	2,681
Long-term debt	2,034	2,468
Deferred income tax liability	1,207	1,214
Total liabilities	7,896	6,363
Commitments and contingencies
Partners’ capital
General partner	505	537
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	50,037	53,169
Total partners’ capital	50,542	53,706
Total liabilities and partners’ capital	$58,438	$60,069

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Income Statements
(in thousands, except per unit data)

	2004	2003	2002
Macadamia nut sales	$9,414	$10,459	$10,336
Contract farming revenue	4,251	4,967	4,220
Total revenues	13,665	15,426	14,556
Cost of goods and services sold
Costs expensed for farming and services	10,956	11,660	11,048
Depreciation and amortization	2,571	2,563	2,556
Total cost of goods and services sold	13,527	14,223	13,604
Gross income	138	1,203	952
General and administrative expenses
Costs expensed under management contract with related party	177	204	217
Legal fees paid to related party	495	33	28
Other	971	924	1,002
Total general and administrative expenses	1,643	1,161	1,247
Operating income (loss)	(1,505)	42	(295)
Interest expense	(182)	(203)	(307)
Interest income	11	12	46
Other income	32	260	109
Income (loss) before tax	(1,644)	111	(447)
Income tax expense	(5)	(42)	(33)
Net income (loss)	$(1,649)	$69	$(480)

Net cash flow (as defined in the Partnership Agreement)	$466	$2,157	$1,592

Net income (loss) per Class A Unit	$(0.22)	$0.01	$(0.06)

Net cash flow per Class A Unit	$0.06	$0.28	$0.21

Cash distributions per Class A Unit	$0.20	$0.16	$0.20

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Partners’ Capital
(in thousands)

	2004	2003	2002

Partners’ capital at beginning of period:
General partner	$537	$549	$569
Class A limited partners	53,169	54,300	56,275
	53,706	54,849	56,844

Allocation of net income (loss):
General partner	(17)	1	(5)
Class A limited partners	(1632)	68	(475)
	(1,649)	69	(480)

Cash distributions:
General partner	15	13	15
Class A limited partners	1,500	1,199	1,500
	1,515	1,212	1,515

Partners’ capital at end of period:
General partner	505	537	549
Class A limited partners	50,037	53,169	54,300
	$50,542	$53,706	$54,849

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.
Statements of Cash Flows
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Cash received for goods and services	$13,947	$15,433	$15,841
Cash paid to suppliers and employees	(13,408)	(12,973)	(13,414)
Interest received	11	5	46
Interest paid	(182)	(203)	(307)
Net cash provided by operating activities	368	2,262	2,166

Cash flows from investing activities:
Capital expenditures	(172)	(20)	(93)
Net cash used in investing activities	(172)	(20)	(93)

Cash flows from financing activities:
Proceeds from drawings on line of credit	5,400	3,800	8,200
Repayment of long term debt	(400)	(400)	(400)
Repayment of line of credit	(3,600)	(4,200)	(8,600)
Loan cost	(20)	—	—
Capital lease payments	(52)	(73)	(84)
Cash distributions paid	(1,364)	(1,364)	(1,515)
Net cash provided by (used in) financing activities	(36)	(2,237)	(2,399)

Net increase (decrease) in cash	160	5	(326)
Cash at beginning of period	36	31	357
Cash at end of period	$196	$36	$31

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(1,649)	$69	$(480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,571	2,563	2,556
(Increase) decrease in accounts receivable	(566)	(869)	830
(Increase) decrease in inventories	(4)	17	—
(Increase) decrease in other current assets	(10)	48	(142)
(Increase) decrease in other assets	(7)	—	48
Increase (decrease) in accounts payable	245	93	(66)
Increase (decrease) in accrued payroll	26	105	(117)
Increase (decrease) in current liabilities	(231)	240	(465)
Deferred income tax expense (credit)	(7)	(4)	2
Total adjustments	2,017	2,193	2,646
Net cash provided by operating activities	$368	$2,262	$2,166

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Notes to Financial Statements

(1) OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the “Partnership”) owns and farms 4,169 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity, which processes and markets the finished products.  The Partnership farms approximately 2,505 additional acres of macadamia orchards on Hawaii for other orchard owners.

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. (“MLR”).  On August 1, 2001, all of the stock of MLR was sold to D. Buyers Enterprises, LLC (“DBE”), an entity whose majority owner is J.W.A. Buyers, who also serves as the chairman of the board of CBCL.  On January 6, 2005, the stock of ML Resources, Inc. was purchased from DBE by the Partnership for $750,000. Approximately $425,000 of the purchase price will be capitalized to record the general partner’s 1% interest in the Partnership and the remainder, attributable to the management contract and fees will be expensed in the first quarter of 2005.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the period ended December 31, 2004, 2003 and 2002.

Segment Reporting for the Year ended December 31, 2004

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total

Revenues	$9,414	$9,502	$(5,251)	$13,665
Composition of Inter-segment revenues	—	5,251	—	5,251
Operating income (loss)	(1,684)	179	—	(1,505)
Depreciation expense	1,671	900	—	2,571
Segment assets	52,984	5,454	—	58,438
Expenditures for property and equipment	76	96	—	172

Segment Reporting for the Year ended December 31, 2003

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total

Revenues	$10,459	$10,778	$(5,811)	$15,426
Composition of Inter-segment revenues	—	5,811	—	5,811
Operating income (loss)	(156)	198	—	42
Depreciation expense	1,644	919	—	2,563
Segment assets	55,070	4,999	—	60,069
Expenditures for property and equipment	—	20	—	20

Segment Reporting for the Year ended December 31, 2002

(in thousands)

	Owned Orchards	Contract Farming	Inter segment elimination	Total

Revenues	$10,336	$9,948	$(5,728)	$14,556
Composition of Inter segment revenues	—	5,728	—	5,728
Operating income (loss)	(254)	(41)	—	(295)
Depreciation expense	1,644	912	—	2,556
Segment assets	56,972	4,831	—	61,803
Expenditures for property and equipment	—	93	—	93

(4) RELATED PARTY TRANSACTIONS

(a) Nut Purchase Contracts.  The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  ML Resources, Inc, the Partnership’s general partner was purchased by DBE August 1, 2001. The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively.  The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expired June 30, 2003.  A new contract was negotiated and replaces the fourth contract.  The new fourth contract has a fixed nut price of $0.60 per wet in shell (WIS) @25% pound with adjustment if usable nuts deduction is less than 10% or greater than 13%.  The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006.  The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts.  The first three contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture (“USDA”) and 50% on Mauna Loa’s “netback component”. The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price.  The nut price paid to the Partnership under the first two contracts was $0.4655 for 2002, $0.4816 in 2003, and $0.4954 in 2004.  The average nut price paid to the Partnership under the third contract was $0.4610 for 2002, $0.4789 in 2003, and $0.4945 in 2004. The average nut price paid to the Partnership under the fourth nut price contract was $0.4920 for 2002, $0.6000 for 2003, and $0.6000 in 2004.  The nut price paid to the Partnership under the fifth contract was $0.5940 in 2002, $0.5660 for 2003, and $0.5560 in 2004.

(b) Husking Activities   Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  The Partnership has exercised its option to continue leasing the husking facility from Mauna Loa through December 31, 2006.  Reimbursements made to Mauna Loa were $531,000 in 2002, $522,000 in 2003, and $440,000 in 2004.

(c) Management Costs and Fee.  The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership’s operating cash flow (as defined).  Those reimbursable costs totaled $180,000 in 2002, $160,000 in 2003, and $168,000 in 2004.  The managing general partner earned a management fee of $32,000 in 2002, $44,000 in 2003, and $9,000 in 2004.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2002, 2003 or 2004.

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

In return, the Partnership is obligated to pay KACI 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay KACI 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2002, 2003, or 2004.

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

(f) Legal Services.  The Partnership paid $495,000 in legal fees in 2004.  A Director of the Partnership is a former partner and currently of counsel to the law firm used by the Partnership.

(g) Management Services Contract.  The Partnership provides administrative services to DBE for which it was compensated $94,000 in 2002, $98,000 in 2003 and $104,000 in 2004.

(h) Office Lease.  Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff through the General Partner, which is owned by DBE.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2004	2003	2002
Gross revenues	$13,708	$15,698	$14,711
Less:
Farming costs	10,956	11,660	11,048
Administrative costs	1,643	1,161	1,248
Payments of principal and interest	634	676	791
Operating cash flow	475	2,201	1,624
Less:
Management fee	9	44	32
Net cash flow	$466	$2,157	$1,592

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2004 and 2003 (000’s):

	2004	2003
Land	$8,168	$8,168
Improvements	1,074	1,074
Machinery and equipment	5,156	4,878
Irrigation well and equipment	1,155	1,155
Producing orchards	67,267	67,267
Capital leases	161	286

Land, orchards and equipment (gross)	82,981	82,828

Less accumulated depreciation and amortization	32,171	29,627

Land, orchards and equipment (net)	$50,810	$53,201

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

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2004 and 2003, the Partnership’s long-term debt comprises (000’s):

	2004	2003
Term debt	$2,400	$2,800
Other	69	121
	2,469	2,921
Current portion	435	453
	$2,034	$2,468

Credit Agreement.  On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit Capital Markets) comprised of a $5 million revolving line of credit and a $4 million promissory note.

The line of credit expires on May 1, 2008.  Drawings on the line of credit bear interest at the prime lending rate.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial rations on the daily unused portion of credit.  The Partnership, at its option, may make prepayments without penalty.

Drawings outstanding on the line of credit at December 31, 2004 amounted to $2,200,000, with interest at 5.25%.  Drawings outstanding at December 31, 2003 amounted to $400,000, with interest at 4.25% and at December 31, 2002 amounted to $800,000 with interest at 4.25%.

At December 31, 2004, the outstanding balance on the promissory note amounted to $2.4 million.  The note is scheduled to mature in 2010 and bears interest at rates ranging from 3.67% to 7.77%.  Principal payments are due annually on May 2 in the amount of $400,000.

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

6.     Minimum debt coverage ratio of 2.5 to 1 waived for the fourth quarter 2004.

At December 31, 2004, the Partnership’s working capital was $2.9 million and its current ratio 1.63 to 1.  The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2004 except the debt coverage ratio which was waived by the lender for the fourth quarter 2004.  Had the lender not waived the restriction the Partnership would have been restricted in its ability to pay distributions to the limited partners.

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

Land Leases. The partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $16,000 in 2002, $14,000 in 2003, and $18,000 in 2004.  Total lease rent for all operating leases was $142,000 in 2002, $157,000 in 2003, and $150,000 in 2004.

Contractual obligations for the Partnership are detailed in the following(000’s):

	Total	2005	2006	2007	2008	2009	Remaining
Contractual Obligations
Long-Term Debt	2,400	400	400	400	400	400	400
Capital Lease Obligations	69	35	34	—	—	—	—
Operating Leases	4,102	348	342	340	295	148	2,629
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities off The Registrant’s Balance Sheet under GAAP	—	—	—	—	—	—	—
Total	6,571	783	776	740	695	548	3,029

(8) INCOME TAXES

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 were as follows (000’s):

	2004	2003	2002
Currently payable	$12	$46	$35
Deferred	(7)	(4)	(2)
	$5	$42	$33

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income for the years ended December 31, 2004, 2003 and 2002:

The components of the net deferred tax liability reported on the balance sheet as of December 31, 2004 and 2003 are as follows (000’s):

	2004	2003
Deferred tax liabilities:
Financial statement bases of land, orchards, inventory and equipment is greater than tax bases	$658	$671
Financial statement bases of capitalized leases, long- term debt on capitalized leases and interest expense on capitalized leases is greater than tax bases	38	21
Excess of tax depreciation over financial statement depreciation	511	522
	$1,207	$1,214

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

The components of net pension cost for the years ended December 31, 2004, 2003, and 2002 were as follows (000’s):

	2004	2003	2002
Service cost	$56	$61	$52
Interest cost	21	16	13
Expected return on assets	(15)	(12)	(6)
Amortization of unrecognized losses and prior service costs	7	7	7
	$69	$72	$66

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2004, 2003, 2002 to the funded status of the plan and the amounts recognized in the balance sheets at December 31, 2004, 2003, 2002. (000’s)

	2004	2003	2002
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$357	$277	$191
Service cost	55	60	52
Interest cost	21	17	14
Actuarial (gain) or loss	(11)	11	27
Benefits paid	(11)	(8)	(7)

Projected benefit obligation at end of year	411	357	277

Change in plan assets:
Fair value of plan assets at beginning of year	169	122	31
Actual return on plan assets	3	13	4
Employer contribution	44	42	94
Benefits paid	(11)	(8)	(7)

Fair value of plan assets at end of year	205	169	122

Funded status	(206)	(188)	(155)
Unrecognized prior service cost	69	75	82
Unrecognized net loss	44	45	34

Net amount recognized	$(93)	$(68)	$(39)

Amounts recognized in the balance sheets consist of:

Accrued pension liability	(103)	(72)	(39)
Intangible asset	10	4	—

Net amount recognized	$(93)	$(68)	$(39)

The accumulated benefit obligation at December 31, 2004, 2003, and 2001 amounted to $308,000, $241,000 and $153,000, respectively.  During 2004, the projected benefit obligation increased by $54,000 and the accumulated benefit obligation increased by $67,000.  At December 31, 2004 the accumulated benefit obligation related to the Partnership’s pension plan exceeded the fair value of the pension plan assets by $103,000.

U.S. pension accounting standards require the recognition of a minimum liability equal to the excess, if any, of the accumulated benefit obligation over plan assets.  At December 31, 2004, the Partnership recognized an additional minimum liability of $10,000 because the liability recognized for accrued pension cost was less than the minimum liability.  The computation of the required minimum liability and the additional minimum liability at December 31, 2004 is shown below:

	2004	2003

Accumulated benefit obligation	$308	$241
Fair value of plan assets	205	169
Required minimum liability	103	72
Liability recognized for accrued benefit cost	93	68

Additional minimum liability	$10	$4

The additional minimum liability at December 31, 2003 was $4,000.  There was no additional minimum liability at December 31, 2002 because the liability recognized for accrued benefit cost exceeded the required minimum liability.  The additional minimum liability was recognized by the establishment of an intangible asset.

Experience gains and losses are amortized over the average future service period of employees.

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2004, 2003 and 2002 and the net periodic pension cost for the years then ended are as follows:

	2004	2003	2002
Pension benefit obligation:
Discount rate	5.75%	6.00%	6.50%
Compensation increases	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	6.00%	6.50%	7.25%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	8.50%	8.50%	9.00%

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

The plan’s asset allocation percentages at December 31, 2004 and 2003 were as follows:

	2004	2003
Pooled fixed income funds	20.00%	87.80%
Money market funds	20.00%	12.20%
Stock mutual funds	60.00%	—
Total	100.00%	100.00%

The Partnership expects to contribute approximately $57,000 to the plan in 2005.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,

2005	$5,482
2006	8,247
2007	8,121
2008	11,240
2009	16,581
2010-2014	113,834

(10)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to 25% of their salary, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2004, 2003 and 2002, Partnership matching contributions were $27,000, $26,000 and $28,000, respectively.

(11)  SALARIED BASIC CONTRIBUTION PLAN

The Partnership sponsors a basic contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2004, 2003, and 2002 basic contributions were $98,000, $77,000 and $68,000, respectively.

(12) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2004, 2003, and 2002 (000’s omitted except per unit data):

	Net Sales	Gross Income (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2004
1st Quarter	$2,052	$208	$(95)	$(0.01)
2nd Quarter	787	140	(161)	(0.02)
3rd Quarter	3,275	(67)	(817)	(0.11)
4th Quarter	7,551	(143)	(576)	(0.08)

2003
1st Quarter	$2,305	$215	$(143)	$(0.02)
2nd Quarter	1,108	68	(185)	(0.02)
3rd Quarter	5,176	100	(9)	0.00
4th Quarter	6,837	820	406	0.05

2002
1st Quarter	$2,609	$292	$(146)	$(0.02)
2nd Quarter	662	130	(241)	(0.03)
3rd Quarter	5,089	542	43	0.01
4th Quarter	6,196	(13)	(136)	(0.02)

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

A.    Identification of Directors

John W. A. Buyers.  76 years old; owner of Managing Partner from August 2001 to January 2005, chairman since 1989 and director of Managing Partner since 1986; chairman of C. Brewer and Company, Limited; and majority owner of D. Buyers Enterprises, LLC (“DBE”).

James H. Case.  84 years old; director of Managing Partner since 1986: member of Audit and Conflicts Committee from 1986 through March 7, 2005; of counsel to the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

Ralph C. Hook, Jr.  81 years old; director and member of Audit and Conflicts Committee of Managing Partner since 1986; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

David McClain.  58 years old; director and member of the Audit and Conflicts Committee of Managing Partner since September 2000; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

Dennis J. Simonis.  48 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August, and Chief Executive Officer since December 2004. Executive Vice President and Chief Financial Officer of DBE since August 2001.

John K. Kai.  39 years old; director of the Managing Partner since June 2004; member of the Audit Committee since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of Linsco / Private Ledger; not an employee, officer, or director of any CBCL or DBE affiliate other than the Managing Partner.

B.  Identification of Executive Officers of the Managing Partner

John W. A. Buyers.  76 years old; chairman of Managing Partner since 1989 and chief executive officer from 1989 until December 2004.

Dennis J. Simonis.  48 years old; president of Managing Partner since August 2001; and chief executive officer since December 2004; chief financial officer of D. Buyers Enterprises, LLC; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly executive vice president and chief operating officer of Mauna Loa.

Randolph H. Cabral.  52 years old; senior vice president and orchard manager of Managing Partner since May 2000; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  58 years old; chief financial officer of Managing Partner since August 2001; controller of DBE; not otherwise an employee, officer, or director of any CBCL affiliate.

C.    Identification of Certain Significant Employees

Not applicable

D.  Family Relationships

Not applicable

E.  Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

John W. A. Buyers. Mr. Buyers has been chairman of ML Resources since July 1992.  He has been chairman of the board of CBCL since 1982.  He was the past president and chief executive officer of CBCL with services from 1982 to 2002.  After service in the U.S. Marine Corps, Mr. Buyers attended Princeton University where he graduated cum laude in 1952.  He later received an M.A. in Industrial Management from the Massachusetts Institute of Technology as a Sloan Fellow.  He is a director of First Hawaiian Bank, and Outrigger Enterprises, Inc.  He is also a director of John B. Sanfilippo & Sons, Inc., a nut and marketing company located in Elk Grove Village, Illinois and the Hawaii Island Economic Development Board.  He is a member of the U.S. Chamber of Commerce Committee on Food and Agriculture in Washington, D.C.  He resides in Honomu, Hawaii.

James H. Case.  Mr. Case is of counsel to the Hawaii law firm of Carlsmith Ball.  Mr. Case graduated with an A.B. from Williams College and received a J.D. from Harvard Law School. He became associated with the Carlsmith law firm in 1951 and became a partner in 1959.  He has served on the boards of directors of Hamakua Sugar Company, Inc., Paauilo, Hawaii, InterIsland Resorts, Ltd., Honolulu, Hawaii, Pacific Club, Honolulu, Hawaii, Central Union Church, Honolulu, Hawaii, Hanahauoli School, Honolulu, Hawaii, and Arcadia Retirement Residence, Honolulu, Hawaii.  He resides in Honolulu, Hawaii.

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

David McClain. Dr. McClain was appointed as the Interim President of the 10-campus University of Hawai’i System effective August 15, 2004, and served as Vice President for Academic Affairs of the UH System from July 1, 2003.  From 2000 until 2003 he was the Dean of the College of Business Administration at the University of Hawaii at Mnoa, as well as First Hawaiian Bank Distinguished Professor of Leadership and Management; he was also Interim Vice President for Research of the University of Hawaii System from February to September 2003.  Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions.   Dr. McClain is a director of First Insurance Company, and serves as a member of several nonprofit boards in Hawaii. He earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968.  Dr. McClain has taught at Massachusetts Institute of Technology’s Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter, and headed international economic information services for Data Resources, Inc.  He resides in Honolulu, Hawaii.

Dennis J. Simonis.  Mr. Simonis has served as a director since August 2002, president of the Managing Partner since August 2001, chief executive officer since December 2004, and was formerly the executive vice president and chief financial officer. From 1993 to 2001, Mr. Simonis served in various capacities at Mauna Loa, including executive vice president and chief operating officer.  He serves as an officer of the Hawaii Macadamia Nut Association and has served on several nonprofit boards in Hawaii. He served from 1985-1993 as a vice president of Theo H. Davies & Co., Ltd. and worked as a senior auditor for Price Waterhouse between 1979 and 1985. Mr. Simonis graduated magna cum laude with a B.S. in Accounting from Carroll College in Waukesha, Wisconsin and earned his C.P.A. certificate in 1983. He resides in Hilo, Hawaii.

John K. Kai.  Mr. Kai has served as a director since June 2004.  Mr. Kai is president of Pinnacle Investment Group, LLC and Pinnacle Media Group, LLC, and branch manager and investment representative of Linsco / Private Ledger.  Mr. Kai was the resident manager of the Hilo office of Paine Webber, Inc. and was with Merrill Lynch prior.  Mr. Kai is a graduate of Sacramento City College and attended the University of the Pacific from 1983 to 1985.  Mr. Kai serves on the Board of Regents of the University of Hawaii and is a director of the Research Corporation of the University of Hawaii, the Hawaii Island Portuguese Chamber of Commerce and has served on several nonprofit boards in Hawaii.  He resides in Hilo, Hawaii.

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

Audit Committee.  Effective March 7, 2005, James Case resigned from the Audit Committee.  At the March 9, 2005 Board of Directors meeting Dr. David McClain was appointed chairman and John Kai was appointed a member of the Audit Committee.  The Audit Committee of ML Resources, Inc. is comprised of three members, Chairman Dr. David McClain, Dr. Ralph Hook and John Kai.  The members of the Compensation Committee, Nominating Committee and Corporate Governance Committee are James Case, Dr. David McClain, Dr. Ralph Hook and John Kai.  The Board of Directors has determined that each member of the Audit Committee is independent in accordance with SEC Rule 10-A-3 and each member is financially literate, though none qualifies as a financial expert.  The company has attempted to attract a financial expert to serve on the committee, but has been unable to retain a qualified individual due to professional and geographic limitations.  The Audit Committee met four times in 2004 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

Audit Committee Charter.   The Audit Committee Charter is available by request or on the Partnership’s website at www.mlmacadamia.com .

Audit Committee Pre-Approval Policy.   The Audit Committee Pre-Approval Policy is available by request or on the Partnership’s website at www.mlmacadamia.com .

Code of Ethics.  The “Code of Business Conduct and Ethics” is available by request or on the Partnership’s website at www.mlmacadamia.com .

Nominating Committee.  The Partnership does not have a Nominating Committee Charter.  The Audit Committee serves as the Nominating Committee.  Information pertaining to the members of the Audit Committee members is included under the heading Audit Committee on the preceding page.  The decision to incorporate the functions of the Compensation Committee and Nominating Committee into the Audit Committee was recently decided by the Board.  The Partnership is in the process of updating the Audit Committee Charter at this time.

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

ITEM 11.  EXECUTIVE COMPENSATION

A.    Summary Compensation Table

The Partnership is managed by the managing general partner.  All costs of managing the Partnership are reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2004, 2003 and, 2002. There were no long- term compensation awards or payouts during those years.

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other
John W. A. Buyers	2004	$50,000	$—	$65,750
Chief executive officer*	2003	50,000	—	15,000
	2002	27,500	—	15,000

Dennis J. Simonis	2004	171,000	—	15,750
President	2003	164,000	91,400	15,000
and chief executive officer*	2002	158,600	—	7,500

Randolph H. Cabral	2004	111,000	—	—
Senior vice president	2003	106,250	42,300	—
	2002	97,000	—	—

Wayne W. Roumagoux	2004	92,000	—	—
Chief financial officer	2003	82,000	26,100	—
	2002	80,900	—	—

*Mr. Buyers resigned as chief executive officer December 2004 and was given a severance of $50,000.  Mr. Simonis was appointed chief executive officer December 2004.

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

D.  Compensation of Executive Officers

The Audit Committee of the Managing Partner serves as compensation committee.  The only executive officers of the Managing Partner (employed by the Partnership) are Mr. Buyers, who has been compensated since June of 2002 through December 2004 when he resigned as chief executive officer; Mr. Simonis, who has served as its chief executive officer and president since December 2004, president since August 2001 and chief financial officer from May 2001 until August of 2001; Mr. Cabral, who has served as senior vice president and orchard manager since May 2000 and Mr. Roumagoux, who has served as chief financial officer since August of 2001.  These officers’ salary and guideline bonus percentage are administered under the salary policies of DBE and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net income and cash flow for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2004, and subsequent to that date to the date of this report, (i) one person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the beneficial owner of more than 5% of the Class A Units as of December 31, 2004.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

Ebrahimi Family Group	918,200	12%

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2004.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

John W. A. Buyers	4,176		*
Randolph H. Cabral	100		*
James H. Case (1)	8,000		*
Ralph C. Hook (2)	4,000		*
David McClain	—		*
John K. Kai	100		*
Dennis J. Simonis	—		*
Wayne W. Roumagoux	—		*
All directors and executive officers as a group (7 persons)	16,376	0.2%

*Less than 1%

(1)       Beneficially owned by James H. Case pursuant to a self-directed retirement plan sponsored by Carlsmith Ball, a law firm in which Mr. Case is of counsel, and administered by Bank of Hawaii Trust.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.  General

The Managing Partner makes all decisions relating to the management of the Partnership.  The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all unit holders. CBCL owned all of the capital stock of the Managing Partner until August 1, 2001, at which point the stock was sold to D. Buyers Enterprises, LLC (DBE).  The Partnership purchased the Managing Partner interest from DBE January 2006.  Certain officers and directors of CBCL who are ex-officers and ex-directors of the Managing Partner are substantial shareholders of CBCL. The majority owner of DBE is also the chairman of CBCL.  As a result of these relationships, certain conflicts of interest could arise with respect to the administration of and allocation of costs under the Partnership Agreement and in situations described below, among others.

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

3.  Nut Purchase Contracts

The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively.  The first two contracts run for 20 years, while the third contract runs for 30 years and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa.  The first three contracts are identical in all other material respects.  The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expired in June 2003.  The fourth contract was renegotiated with a fixed price adjusted for unusables outside the range of 10% to 13%.  The fourth contract expires December 31, 2006.  The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and expires in 2006.  The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts.  The first four contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture (“USDA”) and 50% on Mauna Loa’s “netback component”. The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price.  The nut price paid to the Partnership under the first two contracts was $0.4655 for 2002, $0.4816 in 2003, and $0.4954 in 2004.  The average nut price paid to the Partnership under the third contract was $0.4610 for 2002, $0.4789 in 2003 and $0.4945 in 2004. The average nut price paid to the Partnership under the fourth nut price contract was $0.4920 for 2002, $0.5923 in 2003, and was $0.6000 in 2004.  The nut price paid to the Partnership under the fifth contract was $0.5940 for 2002, $0.5660 in 2003, and was $0.5560 in 2004.  On December 16, 2004, a new nut purchase contract was signed with Hamakua Macadamia Nut Company (“Hamakua”) for the delivery of six million pounds, effective January 1, 2007. The contract provides for a minimum price of 79 cents per pounds and a maximum of 99 cents per pound. The pricing formula includes a fixed component of 85 cents and a second component based on Hamakua’s average selling price for bulk kernel.  Refer to Exhibit 10.52 on page 57.

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

The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Reimbursements made to Mauna Loa were $531,000 in 2002, $522,000 in 2003, and $440,000 in 2004.

5.  Legal  Fee

The Partnership paid $495,000 in legal fees in 2004.  A Director of the Partnership is a former partner and currently of counsel to the law firm used by the Partnership.

6.  Management Fee

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership’s operating cash flow (as defined in the Partnership Agreement).  Certain conflicts may arise in connection with the allocation of such expenses among the Managing Partner, the Partnership, DBE and its affiliates.  Management cost reimbursements under the Partnership Agreement were $180,000 in

2002, $160,000 in 2003, and $168,000 in 2004.  The management fee was $32,000 in 2002, $44,000 in 2003, and $9,000 in 2004.

7.  Relationships with CBCL and  DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo for it’s executive and accounting staff through the General Partner, which is owned by DBE. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.  The Partnership provides administrative services to DBE for which it was compensated $94,000 in 2002, $98,000 in 2003, and $104,000 in 2004.

Mr. Case performs legal work for CBCL, and some of its subsidiaries.  He is also a director of ML Resources, Inc. and performs legal work for the Partnership.

Mr. Buyers, Chairman of the Board of Directors of Resources, and a director of ML Resources, Inc., is also Chairman of the Board of CBCL.

Mr. Simonis, President of ML Resources, Inc., an officer of the Partnership, and a director of ML Resources, Inc., is a stockholder of CBCL.

The Partnership performs farming for a DBE company.  This farming is treated in the same manner as all other farming contracts.  In 2004 the amount billed was $15,000 of which $9,000 was due at December 31, 2004.

ITEM 14.  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Audit Fees. Fees paid to the Independent Registered Public Accounting Firm during 2004, 2003 and 2002 for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q amounted to $68,000, $56,000 and $54,500, respectively.  The audit fees for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q for the years ended December 31, 2004, 2003 and 2002, which were approved by Partnership’s audit committee amounted to $61,000, $58,000 and $56,000, respectively.

Audit Related Fees.  Audit related fees paid to the Independent Registered Public Accounting Firm during 2004, 2003 and 2002 amounted to $11,000, $6,000 and $20,500, respectively.

Tax Fees.  Fees paid to the Independent Registered Public Accounting Firm during 2004, 2003 and 2002 for tax preparation and related support services amounted to $256,000, $229,000 and $208,000, respectively.

All Other Fees.  None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    List of Documents Filed as a Part of this Report

1.     Financial Statements.  See Index to Financial Statements at page 21 of this Form 10-K.

2.     Financial Statement Schedules.  None required.

3.     Exhibits.  See Exhibit Index at page 53 of this Form 10-K.

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

On March 9, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the year ended December 31, 2003.

On May 11, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2004.

On June 7, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the second quarter distribution and appointment of John Kai as Director.

On August 11, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2004

On August 12, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2004 and the potential of a lawsuit against Mauna Loa Macadamia Nut Corporation and MacFarms of Hawaii, LLC.

On October 7, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership announcing the settlement of the lawsuit against Mauna Loa Macadamia Nut Corporation and MacFarms of Hawaii, LLC.

On November 10, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and nine months ended September 30, 2004.

On December 20, 2004, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership announcing the resignation of Mr. John W. A. Buyers as Chief Executive Officer of the general partner of the Partnership, ML Resources, Inc.;  the agreement by the Partnership to purchase ML Resources, Inc.; the appointment of Dennis J. Simonis as Chief Executive Officer of the general partner of the Partnership; and the agreement with Hamakua Macadamia Nut Company, Inc. with the Partnership to purchase 6,000,000 pounds of nuts per year starting in 2007 and ending in 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By:	ML RESOURCES, INC.
(Managing General Partner)

	By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer

Dated : March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature		Title

s/s	J. W. A. Buyers	Chairman of the Board of Directors
	J. W. A. Buyers	Director

s/s	Dennis J. Simonis	President and Chief Executive Officer
	Dennis J. Simonis	Principal Executive Officer
Director

s/s	Wayne W. Roumagoux	Chief Financial Officer
	Wayne W. Roumagoux	(Principal Accounting Officer)

s/s	James H. Case	Director
James H. Case

s/s	Dr. Ralph C. Hook, Jr.	Director
Dr. Ralph C. Hook, Jr.

s/s	Dr. David McClain	Director
Dr. David McClain

s/s	John Kai	Director
John Kai

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes, Inc. (a)

2.2	Asset Purchase Agreement including Exhibits dated March 14, 2000 (g)

3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (c)

3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (c)

4.1	Depositary Agreement between Registrant, Manufacturers Hanover Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant. (c)

4.2	Form of Depositary Receipt. (c)

5.1	Legal Opinion of Counsel dated May 1, 2000 (g)

10.2	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986. (b)

10.3	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.4

Contribution Agreement among Mauna Loa Orchards, L.P. (“MLO”), Ka’u Agribusiness Co., Inc. (“KACI”), Mauna Kea Agribusiness Co., Inc. (“MKACI”), Mauna Kea Macadamia Orchards, Inc. (“MKMO”) and Mauna Loa dated as of July 1, 1989. (b)

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

10.10	Farming Lease between MKACI and MKMO dated as of July 1, 1989. (b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

Exhibit Number	Description

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

Exhibit Number	Description

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

Exhibit Number	Description

10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007.

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005.

11.1	Statement re: Computation of Net Income per Class A Unit.

31.1	Form of Rule 13a-14(a) [Section 302] Certification – Chief Executive Officer

31.2	Form of Rule 13a-14(a) [Section 302] Certification – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

(h)   Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K, Commission filed No. 001-09145, filed March 17, 2004.