Form 10-Q
period 2005-03-31
ML MACADAMIA ORCHARDS L P
filed 2005-05-11
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31, 2004
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$211	$2,188	$196
Accounts receivable	3,344	2,142	7,092
Inventory of farming supplies	187	151	145
Deferred faming costs	549	1,228	—
Other current assets	283	224	153
Total current assets	4,574	5,933	7,586
Land, orchards and equipment, net	50,175	52,580	50,810
Intangible assets, net	40	17	42
Total assets	$54,789	$58,530	$58,438

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$435	$445	$435
Short-term borrowings	200	—	2,200
Accounts payable	108	122	738
Cash distributions payable	375	379	379
Accrued payroll and benefits	635	612	873
Other current liabilities	87	69	30
Total current liabilities	1,840	1,627	4,655
Long-term debt	2,026	2,457	2,034
Deferred income tax liability	1,207	1,214	1,207
Total liabilities	5,073	5,298	7,896
Commitments and contingencies
Partners’ capital
General partner	81	532	505
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	49,635	52,700	50,037
Total partners’ capital	49,716	53,232	50,542
Total liabilities and partners’ capital	$54,789	$58,530	$58,438

See accompanying notes to consolidated financial statements

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended March 31,

	2005	2004
Macadamia nut sales	$2,168	$1,156
Contract farming revenue	888	896
Total revenues	3,056	2,052
Cost of goods and services sold
Costs of macadamia nut sales	1,628	1,036
Costs of contract farming services	801	808
Total cost of goods and services sold	2,429	1,844
Gross income	627	208
General and administrative expenses
Costs expensed under management contract with related party	41	38
Other	217	218
Total general and administrative expenses	258	256
Extinguishment of management agreement	(326)	—
Operating income (loss)	43	(48)
Interest expense	(50)	(44)
Interest income	2	4
Loss before income taxes	(4)	(88)
Income tax expense	22	7
Net loss	$(27)	$(95)

Net cash flow (as defined in the
Partnership Agreement)	$329	$145

Net income (loss) per Class A Unit	$0.00	$(0.01)

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.04	$0.02

Cash distributions per Class A Unit	$0.05	$0.05

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004

Partners’ capital at beginning of period:
General partner	$505	$537
Class A limited partners	50,037	53,169
	50,542	53,706

Acquisition of ML Resources, Inc.:
General partner	(424)	—
	(424)	—

Cash distributions:
General partner	—	4
Class A limited partners	375	375
	375	379

Allocation of net loss:
General partner	—	(1)
Class A limited partners	(27)	(94)
	(27)	(95)

Partners’ capital at end of period:
General partner	81	532
Class A limited partners	49,635	52,700
	$49,716	$53,232

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,

	2005	2004
Cash flows from operating activities:
Cash received from goods and services	$7,138	$6,660
Cash paid to suppliers and employees	(4,308)	(3,845)
Interest received	2	3
Net cash provided by operating activities	2,832	2,818

Cash flows from investing activities:
Acquisition of capital equipment	(7)	(20)
Net cash used in investing activities	(7)	(20)

Cash flows from financing activities:
Proceeds from drawings on line of credit	1,400	800
Repayment of line of credit	(3,400)	(1,200)
Acquisition of general partner’s units	(424)	—
Capital lease payments	(8)	(19)
Cash distributions paid	(378)	(227)
Net cash used in financing activities	(2,810)	(646)

Net increase in cash	15	2,152
Cash at beginning of period	196	36
Cash at end of period	$211	$2,188

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(27)	$(95)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	362	259
Decrease in accounts receivable	3,632	4,385
Decrease (increase) in inventories	(42)	(9)
Increase in deferred farming costs	(268)	(846)
Increase in other current assets	(125)	(77)
Decrease in accounts payable	(517)	(370)
Decrease in accrued payroll and benefits	(237)	(238)
Decrease in other current liabilities	54	(191)
Total adjustments	2,859	2,913
Net cash provided by operating activities	$2,832	$2,818

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2005, March 31, 2004 and December 31, 2004 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2005 and 2004.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or for any future period.

These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2004 Annual Report on Form 10-K.

(2)          ACQUISTION OF ML RESOURCES, INC.

On January 6, 2005 the Partnership acquired all of the common stock of ML Resources, Inc. (“MLR”) for $750,000 in cash.  The transaction was accounted for as an asset purchase as opposed to a business combination since MLR had no substantive operations and its principal purpose was to own and hold 75,757 general partner units of the Partnership.  The acquisition of the general partner units held by MLR results in the Class A limited partners effectively owning 100% of the Partnership.

The purchase price was allocated between the acquired general partner units and the extinguishment of the management contract between MLR and the Partnership.  The fair value of the general partner units at the date of acquisition was determined to be $424,000 which was recorded as a reduction in partners’ capital.  The fair value of the general partner units was determined based on the quoted market value of Class A limited partner units.  No discounts for lack of marketability or premiums for control preferences were applied in determining the fair value of the general partner units.  The remaining $326,000 representing the extinguishment of the management contract was charged to expense.

As a result of the transaction, MLR’s operations have been included in the Partnership’s consolidated financial statements beginning with the first quarter of 2005.

(3)          CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and for 2005, MLR.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

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

The following tables summarize each reportable segment’s operating income and the segment’s assets as of and for the three-month periods ended March 31, 2005 and 2004.

Segment Reporting for the Three Months ended March 31, 2005

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total

Revenues	$2,168	$2,330	$(1,442)	$3,056
Composition of inter segment revenues	—	1,442	(1,442)	—
Operating income	13	30	—	43
Depreciation expense	308	54	—	362
Segment assets	48,404	6,385	—	54,789
Expenditures for property and equipment	—	7	—	7

Segment Reporting for the Three Months ended March 31, 2004

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total

Revenues	$1,156	$1,532	$(636)	$2,052
Composition of
inter segment revenues	—	636	(636)	—
Operating income (loss)	(120)	72	—	(48)
Depreciation expense	184	75	—	259
Segment assets	52,019	6,511	—	58,530
Expenditures for property and equipment	—	20	—	20

All revenues are from sources within the United States.

(5)          INTERIM REPORTING

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $549,000 and $1.2 million at March 31, 2005 and 2004, respectively.  The difference between deferred farming costs reported at March 31, 2005 compared to 2004 was primarily attributable to anticipated significant increase in production during the remainder of 2005 compared to 2004.

(6)  LONG-TERM DEBT

At December 31, 2004, the Partnership failed to meet the minimum debt coverage ration specified in its credit agreement with American AgCredit, PCA, however received a waiver of the covenant violation dated March 15, 2005.  American AgCredit, PCA also agreed to amend the credit agreement to change the minimum debt coverage ration for the first two quarters of 2005.  The Partnership was in compliance with all debt covenants at March 31, 2005.

(7)  PARTNERS’ CAPITAL

Net income per Class A Unit is calculated by dividing 100% of Partnership net income by the average number of Class A Units outstanding for the period.

(8)  CASH DISTRIBUTIONS

On March 9, 2005, a first quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on May 12, 2005 to unit holders of record as of the close of business on March 31, 2005.

(9)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.

The Partnership’s funding policy is to contribute to the plan, an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	For the Three Months Ended March 31,

	2005	2004

Service cost	$14,239	$13,862
Interest cost	5,822	5,299
Expected return on assets	4,823	3,700
Amortization of unrecognized prior service costs	1,661	1,661
Amortization of unrecognized actuarial loss	51	160
Net periodic pension cost	$16,950	$17,282

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America.  Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, estimated nut price, deferred farming costs, asset impairment, self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculation of financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop information provided by our customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from our estimates.  To provide an understanding of the methodologies we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements.

Results of Operations

For the first quarter 2005, the Partnership recorded a net loss of $27,000 or $0.00 per Class A Unit, compared to a net loss of $95,000 or $0.01 per Class A Unit for the first quarter 2004.  The decrease in the net loss was primarily attributable to an increase in nut price and quantity of nuts harvested in the first quarter 2005 compared to the first quarter 2004,  reduced by a $326,000 charge to expense attributable to the extinguishment of the management agreement with MLR in January 2005.  Total revenues for the first quarter 2005 were $3.1 million, which included $888,000 of farming service revenue.  First quarter 2004 revenue was $2.1 million, which included $896,000 of farming service revenue.

Owned-orchard Segment

For the three-month period ended March 31, 2005 and 2004, nut production, nut prices and nut revenues were as follows:

	For the Three Months Ended March 31,
				Change
	2005	2004
Nut harvested (000’s pounds Wet In Shell @25%)	3,887	2,368	+	64%
Nut price (per pound)	$0.5360	$0.4882	+	10%
Net nut sales ($000’s)	$2,085	$1,156	+	80%
Miscellaneous price adjustments (000’s)	83	-
Total nut sales ($000’s)	$2,168	$1,156

Production for the first quarter 2005 was 3.9 million pounds or 64% greater than for the first quarter of 2004, and 15% greater than the Partnership’s 10-year average of 3.4 million pounds for first quarter production.  The increase in production was primarily attributable to the timing of nuts falling from trees. Due to unusually high rainfall during 2004, nuts that historically would have fallen from trees during the fourth quarter 2004 did not fall until the first quarter 2005.

The average nut price received for the first quarter of 2005 was 54¢ per pound compared to an average of 49¢ per pound for the first quarter of 2004.  The increase was primarily attributable to an increase in the price estimate from Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for 2005 .

The price that the Partnership receives for a majority of its nuts is determined by a formula based 50% on the current year processing and marketing results of Mauna Loa and 50% on USDA-reported macadamia nut prices for the two preceding years.  The USDA portion for the current year will be higher than the previous year by approximately 1%.  The Mauna Loa portion of the current year’s nut price is currently estimated to be slightly higher than 2004.  However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2004, the actual average nut price received by the Partnership was 50¢ per pound and the audit has not been completed.

Production costs are based on annualized standard unit costs for interim reporting purposes.  Cost of goods sold (owned-orchard segment) for the first quarter 2005 was $1.6 million, or 42¢ per pound compared to $1.2 million, or 51¢ per pound for the first quarter of 2004.  The decrease in cost per pound was attributable to increase production in the first quarter of 2005 compared to the same period in 2004.

Farming Segment

Farming service revenue and expense for the first quarter of 2005 decreased slightly compared to the first quarter 2004.  Farming service revenue for the first quarter of 2005 was $888,000 compared to $896,000 for the first quarter of 2004. The cost of services sold was $801,000 for the first quarter of  2005 compared to $808,000 for the first quarter of  2004, which included $54,000 and $75,000 of depreciation expense, respectively.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2005 were comparable to the first quarter of 2004, increasing by only $2,000.

Other Income and Expenses

The Partnership recorded interest expense of $50,000 for the first quarter of 2005 compared to $44,000 for the first quarter of 2004.  This interest related to (1) the long-term loan used to acquire the farming operations, (2) capitalized equipment leases, and (3) interest expense on the revolving line of credit.  The increase is a result of the higher market interest rates and a higher outstanding balance on the revolving line of credit debt in the first quarter of 2005 compared to the first quarter of 2004.

Interest income for the first quarter of 2005 was $2,000 compared to $4,000 for the first quarter of 2004.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit Capital Markets) comprised of a $5 million revolving line of credit and a 10-year, $4 million term loan.  The Credit Agreement contains certain restrictions, which are further discussed in Part II — Item 2 below.

At March 31, 2005 the Partnership had a cash balance of $211,000.  Cash flows from operating activities totaled $2.8 million, which were used to pay distributions to unit holders and repay debt.  At March 31, 2005 the Partnership’s working capital was $2.7 million and its current ration 2.49 to 1, down from $4.3 million and 3.65 to 1 at March 31, 2004, primarily due to a decrease in cash and deferred farming costs.

At March 31, 2005, the Partnership had $2.7 million in outstanding debt, comprised of $2.4 million, related to the term loan, $61,000, related to capital lease obligations and $200,000 in drawings on the revolving line of credit.  At March 31, 2004, the Partnership had $2.9 million in outstanding long-term debt, comprised of $2.8 million, related to the term loan and $102,000, related to capital lease obligations.

The Partnership anticipates borrowing from the revolving line of credit as necessary to fund working capital  needs arising from the normal seasonal requirements of macadamia nut farming.  It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  However, the Partnership’s nut purchase contracts with Mauna Loa require Mauna Loa to make nut payments 30 days after the end of each quarter.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of March 31, 2005, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $24,000.

Item 4.  Controls and Procedures

                (a) As of the end of the period covered by this Quarterly Report on Form 10-Q we carried out the evaluation required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended.  The Partnership’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods specified in the rules and forms of the Securities and Exchange Commission.

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

6.              Minimum debt coverage ratio of 1.0 to 1.0.

The Partnership was in compliance with all debt covenants as of March 31, 2005.

Item 5.  Other Information

On April 22, 2005, the Partnership received a comment letter from the Securities and Exchange Commission questioning the Partnership’s accounting for stabilization payments received between 1987 and 1993 and advising the Partnership to consider or explain certain other disclosures.  The Partnership has responded to the comment letter and is awaiting final consideration of its response by the Commission.  The accounting for the stabilization payments, as described in the Partnership’s December 31, 2004 Form 10-K, is provided below.

In December 1986, the Partnership acquired a 266-acre orchard that was several years younger than other orchards of the Partnership.  Because of the relative immaturity of the new orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.  Accordingly, the seller of this orchard agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of the target cash flow level, which equaled $507,000.  Stabilization payments for any given year were limited to the lesser of the amount of the shortfall or a maximum amount.  For the years from 1987 through 1993, inclusive, the Partnership received a total of $1,628,000 (including a 4% Hawaii general excise tax) in stabilization payments under this agreement.

The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchard.  As such, these payments are being reflected in the Partnership’s net income ratably through 2019 as a reduction to the depreciation expense reported for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of the stabilization payments previously received.

Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2002, 2003 or 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

Exhibit		Page Number
Number Description
11.1	Statement re Computation of Net Income (Loss) per Class A Unit	16

31.1	Form of Rule 13a-14(a) [Section 302] Certification	17

31.2	Form of Rule 13a-14(a) [Section 302] Certification	18

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

(b)     Reports on Form 8-K:

On March 16, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and year ended December 31, 2004.

On March 17, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K/A, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and year ended December 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 11, 2005	By	/s/ Dennis J. Simonis
Dennis J. Simonis
Chief Executive Officer and President (and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer