Form 10-K/A
period 2004-12-31
ML MACADAMIA ORCHARDS L P
filed 2005-06-01
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A to the Partnership’s Annual Report in Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 24, 2005 is filed to amend and revise the following:

The Income Statements – Cost of goods and services sold is revised such that the classification of costs is consistent with the presentation and classification of corresponding revenue sources.  This revision does not change the total of Cost of goods and services or total gross margin.  Management Discussion and Analysis has been revised to reflect the classification of Cost of goods and services change on page 17.  Also, we have changed the description “Net cash flow per Class A Unit” to “Net cash flow per Class A Unit (as defined in the Partnership Agreement)”;

Item 7B, Delete in entirety;

Notes to Financial Statements (5) -  change the description  “Net cash flow” to “Net cash flow (as defined in the Partnership Agreement)” and addition of additional explanation of basis for calculation;

Item 9A, Controls and Procedures;

Replace Exhibits 31.1 and 31.2; and

Replace the Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

		Tree		Lease	Min. Rent
Orchard	Acquired	Acres	Tenure	Expiration	per Annum

Keaau I	June 1986	1467	Fee simple
Ka’u I	June 1986	456	Fee simple
”	June 1986	500	Leasehold (1)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)	2034	$23,544
”	Oct. 1989	175	Leasehold (1)	2028	$17,314
”	Oct. 1989	26	Leasehold (3)	2029	$2,041
”	Oct. 1989	186	Leasehold (1)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)	2034	$23,508
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold (1)	2045	$10,224
Total acres		4169

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

(3)          Wet-in-shell at 25% moisture.

(4)          Weighted average for all orchards.

(5)          7,500,000 Class A Units were issued and outstanding for all periods presented.

Contractual obligations for the Partnership are detailed in the following:

		Payments	Due by	Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	2,400,000	400,000	800,000	800,000	400,000
Capital Lease Obligations	69,000	35,000	34,000	—	—
Operating Leases	4,102,000	348,000	682,000	443,000	2,629,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities off The Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	6,571,000	703,000	1,516,000	1,243,000	3,029,000

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price.  The impact of these factors is summarized in the following table:

				2004	2003
				vs	vs
	2004	2003	2002	2003	2002
Trees acres harvested	4,169	4,169	4,169	—	—
Average yield (WIS lbs./acre)	4,541	5,084	5,134	-11%	-1%
Nuts harvested (000’s WIS lbs.)	18,933	21,196	21,404	-11%	-1%
Nut price ($/WIS lbs. @ 25%)	0.4972	0.4857	0.4748	+2%	+2%
Gross nut sales ($000)	9,414	10,295	10,162	-9%	+1%
2001 nut price settlement	—	—	174
2002 nut price settlement	—	14	—
2003 early harvest agreement	—	150	—
Recorded nut sales ($000s)	9,414	10,459	10,336

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

Cost of goods sold was $255,000 lower in 2004 than in 2003, and $70,000 lower in 2003 than in 2002, but the cost per pound was 10.4% higher in 2004 than 2003 and was the same in 2003 compared to 2002.  The lower production costs in 2004 were a result of lower harvesting and husking costs because of fewer pounds handled.  The lower production costs in 2003 were the result of lower production costs in Ka’u and Mauna Kea.  The higher costs in 2002 were the result of higher production.

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

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $3.6 million in 2004, $4.5 million in 2003 and $3.8 million for 2002.  These costs were all reimbursed to the Partnership.

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

ML Macadamia Orchards, L.P.

Income Statements

(in thousands, except per unit data)

	2004	2003	2002
Macadamia nut sales	$9,414	$10,459	$10,336
Contract farming revenue	4,251	4,967	4,220
Total revenues	13,665	15,426	14,556
Cost of goods and services sold
Costs of macadamia nut sales	9,967	9,712	9,782
Costs of contract farming services	3,560	4,511	3,822
Total cost of goods and services sold	13,527	14,223	13,604
Gross income	138	1,203	952
General and administrative expenses
Costs expensed under management contract with related party	177	204	217
Legal fees paid to related party	495	33	28
Other	971	924	1,002
Total general and administrative expenses	1,643	1,161	1,247
Operating income (loss)	(1,505)	42	(295)
Interest expense	(182)	(203)	(307)
Interest income	11	12	46
Other income	32	260	109
Income (loss) before tax	(1,644)	111	(447)
Income tax expense	(5)	(42)	(33)
Net income (loss)	$(1,649)	$69	$(480)

Net cash flow (as defined in the Partnership Agreement)	$466	$2,157	$1,592

Net income (loss) per Class A Unit	$(0.22)	$0.01	$(0.06)

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.06	$0.28	$0.21

Cash distributions per Class A Unit	$0.20	$0.16	$0.20

Class A Units outstanding	7,500	7,500	7,500

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

Segment Reporting for the Year ended December 31, 2004

(in thousands)

	Owned	Contract	Inter segment
	Orchards	Farming	Elimination	Total

Revenues	$9,414	$9,502	$(5,251)	$13,665
Composition of Inter-segment revenues	—	5,251	—	5,251
Operating income (loss)	(1,684)	179	—	(1,505)
Depreciation expense	1,671	900	—	2,571
Segment assets	52,984	5,454	—	58,438
Expenditures for property and equipment	76	96	—	172

Segment Reporting for the Year ended December 31, 2003

(in thousands)

	Owned	Contract	Inter segment
	Orchards	Farming	Elimination	Total

Revenues	$10,459	$10,778	$(5,811)	$15,426
Composition of Inter-segment revenues	—	5,811	—	5,811
Operating income (loss)	(156)	198	—	42
Depreciation expense	1,644	919	—	2,563
Segment assets	55,070	4,999	—	60,069
Expenditures for property and equipment	—	20	—	20

Segment Reporting for the Year ended December 31, 2002

(in thousands)

	Owned	Contract	Inter segment
	Orchards	Farming	elimination	Total

Revenues	$10,336	$9,948	$(5,728)	$14,556
Composition of Inter segment revenues	—	5,728	—	5,728
Operating income (loss)	(254)	(41)	—	(295)
Depreciation expense	1,644	912	—	2,556
Segment assets	56,972	4,831	—	61,803
Expenditures for property and equipment	—	93	—	93

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

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2004	2003	2002
Gross revenues	$13,708	$15,698	$14,711
Less:
Farming costs	10,956	11,660	11,048
Administrative costs	1,643	1,161	1,248
Payments of principal and interest	634	676	791
Operating cash flow	475	2,201	1,624
Less:
Management fee	9	44	32
Net cash flow (as defined in the Partnership Agreement)	$466	$2,157	$1,592

This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit.

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

Contractual obligations for the Partnership are detailed in the following(000’s):

Contractual Obligations	Total	2005	2006	2007	2008	2009	Remaining
Long-Term Debt	2,400	400	400	400	400	400	400
Capital Lease Obligations	69	35	34	—	—	—	—
Operating Leases	4,102	348	342	340	295	148	2,629
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities off The Registrant’s Balance Sheet under GAAP	—	—	—	—	—	—	—
Total	6,571	783	776	740	695	548	3,029

(8) INCOME TAXES

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 were as follows (000’s):

	2004	2003	2002
Currently payable	$12	$46	$35
Deferred	(7)	(4)	(2)
	$5	$42	$33

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income for the years ended December 31, 2004, 2003 and 2002:

The components of the net deferred tax liability reported on the balance sheet as of December 31, 2004 and 2003 are as follows (000’s):

	2004	2003
Deferred tax liabilities:
Financial statement bases of land, orchards, inventory and equipment is greater than tax bases	$658	$671
Financial statement bases of capitalized leases, long- term debt on capitalized leases and interest expense on capitalized leases is greater than tax bases	38	21
Excess of tax depreciation over financial statement depreciation	511	522
	$1,207	$1,214

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this Annual Report on Form 10-K, as amended on Form 10-K/A, we carried out the evaluation required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended.  The Partnership’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K, as amended on Form 10-K/A.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods specified in the rules and forms of the Securities and Exchange Commission.

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

David McClain. Dr. McClain was appointed as the Interim President of the 10-campus University of Hawai’i System effective August 15, 2004, and served as Vice President for Academic Affairs of the UH System from July 1, 2003.  From 2000 until 2003 he was the Dean of the College of Business Administration at the University of Hawaii at Manoa, as well as First Hawaiian Bank Distinguished Professor of Leadership and Management; he was also Interim Vice President for Research of the University of Hawaii System from February to September 2003.  Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions.   Dr. McClain is a director of First Insurance Company, and serves as a member of several nonprofit boards in Hawaii. He earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968.  Dr. McClain has taught at Massachusetts Institute of Technology’s Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter, and headed international economic information services for Data Resources, Inc.  He resides in Honolulu, Hawaii.

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

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other
John W. A. Buyers	2004	$50,000	$—	$65,750
Chief executive officer*	2003	50,000	—	15,000
	2002	27,500	—	15,000

Dennis J. Simonis	2004	171,000	—	15,750
President and chief executive officer*	2003	164,000	91,400	15,000
	2002	158,600	—	7,500

Randolph H. Cabral	2004	111,000	—	—
Senior vice president	2003	106,250	42,300	—
	2002	97,000	—	—

Wayne W. Roumagoux	2004	92,000	—	—
Chief financial officer	2003	82,000	26,100	—
	2002	80,900	—	—

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

3.               Exhibits.  See Exhibit Index at page 54 of this Form 10-K.

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
Dated : May 26, 2005

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