Form 10-Q
period 2005-06-30
ML MACADAMIA ORCHARDS L P
filed 2005-08-11
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005 Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2005	2004	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$94	$1,057	$196
Accounts receivable	1,453	749	7,092
Inventory of farming supplies	195	152	145
Deferred farming costs	2,219	3,087	—
Other current assets	242	223	153
Total current assets	4,203	5,268	7,586
Land, orchards and equipment, net	49,645	52,026	50,810
Intangible assets, net	38	39	42
Total assets	$53,886	$57,333	$58,438

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$435	$444	$435
Short-term borrowing	200	—	2,200
Accounts payable	106	35	738
Cash distributions payable	375	379	379
Accrued payroll and benefits	563	517	873
Other current liabilities	17	9	30
Total current liabilities	1,696	1,388	4,655
Long-term debt	1,617	2,043	2,034
Deferred income tax liability	1,207	1,214	1,207
Total liabilities	4,519	4,641	7,896
Commitments and contingencies
Partners’ capital
General partner	81	527	505
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	49,285	52,165	50,037
Total partners’ capital	49,366	52,692	50,542
Total liabilities and partners’ capital	$53,886	$57,333	$58,438

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Macadamia nut sales	$456	$153	$2,624	$1,309
Contract farming revenue	1,045	634	1,933	1,530
Total revenues	1,501	787	4,557	2,839
Cost of goods and services
Costs of macadamia nut sales	296	78	1,924	1,114
Costs of contract farming services	987	569	1,788	1,377
Total cost of goods sold	1,283	647	3,712	2,491
Gross income	218	140	845	348
General and administrative expenses
Costs expensed under management contract with related party	68	42	109	80
Legal fees paid to related party	8	8	16	18
Other	212	211	421	419
Total general and administrative expenses	288	261	546	517
Extinguishment of management agreement	—	—	(326)	—
Operating loss	(70)	(121)	(27)	(169)
Other income	147	—	147	—
Interest expense	(44)	(38)	(94)	(82)
Interest income	1	3	3	7
Income (loss) before tax	34	(156)	29	(244)
Income tax expense	8	5	30	12
Net income (loss)	$26	$(161)	$(1)	$(256)

Net cash flow (as defined in the Partnership Agreement)	$(262)	$(486)	$66	$(341)

Net loss per Class A Unit	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Net cash flow per Class A Unit	$(0.03)	$(0.06)	$0.01	$(0.05)

Cash distributions per Class A Unit	$0.05	$0.05	$0.10	$0.10

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Partners’ capital at beginning of period:
General partner	$81	$532	$505	$537
Class A limited partners	49,635	52,700	50,037	53,169
	49,716	53,232	50,542	53,706

Acquisition of ML Resources, Inc.	—	—	(424)	—
	—	—	(424)	—

Allocation of net loss
General partner	—	(1)	—	(2)
Class A limited partners	26	(160)	(1)	(254)
	26	(161)	(1)	(256)

Cash distributions:
General partner	—	4	—	8
Class A limited partners	375	375	750	750
	375	379	750	758

Partners’ capital at end of period:
General partner	81	527	81	527
Class A limited partners	49,285	52,165	49,285	52,165
	$49,366	$52,692	$49,366	$52,692

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Cash received from goods and services	$3,667	$2,269	$10,805	$8,929
Cash paid to suppliers and employees	(3,007)	(2,524)	(7,314)	(6,369)
Interest received	1	4	3	7
Net cash provided by (used in) operating activities	661	(251)	3,494	2,567

Cash flows from investing activities:
Disposal (acquisition) of capital equipment	6	(86)	(1)	(106)
Net cash used from (in) investing activities	6	(86)	(1)	(106)

Cash flows from financing activities:
Proceeds from line of credit	1,900	—	3,300	800
Payments on line of credit	(1,900)	—	(5,300)	(1,200)
Payments on long term borrowings	(400)	(400)	(400)	(400)
Acquisition of general partner’s units	—	—	(424)	—
Capital lease payments	(9)	(15)	(17)	(34)
Cash distributions paid	(375)	(379)	(754)	(606)
Net cash used in financing activities	(784)	(794)	(3,595)	(1,440)

Net increase (decrease) in cash	(117)	(1,131)	(102)	1,021
Cash at beginning of period	211	2,188	196	36
Cash at end of period	$94	$1,057	$94	$1,057

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$26	$(161)	$(1)	$(256)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	122	90	484	349
Decrease in accounts receivable	1,779	1,393	5,411	5,778
Increase in inventories	(8)	(2)	(50)	(11)
Increase in deferred farming costs	(1,262)	(1,327)	(1,529)	(2,173)
Decrease (increase) in other current assets	36	(3)	(89)	(80)
Increase (decrease) in accounts payable	111	(86)	(406)	(456)
Decrease in accrued payroll and benefits	(73)	(93)	(310)	(331)
Decrease in other current liabilities	(70)	(62)	(16)	(253)
Total adjustments	635	(95)	3,495	2,818
Net cash provided by (used in) operating activities	$661	$(251)	$3,494	$2,567

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)         BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2005, June 30, 2004 and December 31, 2004 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2005 and 2004.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or for any future period.

These interim financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2004 Annual Report on Form 10-K/A.

(2)         ACQUISTION OF ML RESOURCES, INC.

On January 6, 2005 the Partnership acquired all of the common stock of ML Resources, Inc. (“MLR”) for $750,000 in cash.  The transaction was accounted for as an asset purchase as opposed to a business combination since MLR had no substantive operations and its principal purpose was to own and hold 75,757 general partner units of the Partnership.  The acquisition of the general partner units held by MLR resulted in the Class A limited partners effectively owning 100% of the Partnership.

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

(4)         SEGMENT INFORMATION

The Partnership has two reportable segments, the owned-orchard segment and the farming segment, which are organized on the basis of revenues and assets.  The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership.  The farming segment derives its revenues from the farming of macadamia orchards owned by other growers as well as those orchards owned by the Partnership.

Management evaluates the performance of each segment on the basis of operating income.  The Partnership accounts for intersegment sales and transfers at cost, which are eliminated during consolidation.

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

The following tables summarize each reportable segment’s operating income and assets as of, and for the three and six-month periods ended, June 30, 2005 and 2004 (000’s).

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenues:
Owned orchards	$456	$153	$2,624	$1,309
Contract farming	1,825	993	4,155	2,525
Intersegment elimination (all contract farming)	(780)	(359)	(2,222)	(995)
Total	$1,501	$787	$4,557	$2,839

Operating income (loss):
Owned orchards	$(111)	$(167)	$(98)	$(287)
Contract farming	41	46	71	118
Total	$(70)	$(121)	$(27)	$(169)

Depreciation:
Owned orchards	$68	$15	$376	$199
Contract farming	54	75	108	150
Total	$122	$90	$484	$349

Expenditures for property and equipment:
Owned orchards	$—	$37	$—	$57
Contract farming	—	49	7	49
Total	$—	$86	$7	$106

Segment assets:
Owned orchards			$47,445	$50,849
Contract farming			6,441	6,484
Total			$53,886	$57,333

All revenues are from sources within the United States.

(5)         DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred-to-date and costs expensed-to-date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $2.2 million and $3.1 million at June 30, 2005 and June 30, 2004, respectively.  The decrease in deferred farming costs was primarily attributable to greater than expected production during the first half of 2005 compared to 2004.

(6)         LONG-TERM CREDIT

Revolving Credit Loan. On May 1, 2004, the Partnership entered into an amended credit agreement with American AgCredit, PCA, under which it will have available a $5 million revolving credit facility through May 1, 2008.  Amounts drawn bear interest at the prime lending rate.  The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum on the daily unused portion of the credit, depending on certain financial ratios.  The Partnership, at its option, may make prepayments without penalty.  At June 30, 2005, there was $200,000 drawn on the credit facility.  There were no borrowings on the credit facility at June 30, 2004.

Term Debt.  On May 2, 2000, the Partnership entered into a $4 million promissory note in connection with the credit agreement discussed above.  The note is scheduled to mature in 2010 and bears interest at rates from 6.37 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.  At June 30, 2005 and 2004, the outstanding principal balance on the promissory note amounted to $2.0 million and $2.4 million, respectively.

(7)         PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income by the average number of Class A Units outstanding for the period.

(8)         CASH DISTRIBUTIONS

On June 2, 2005, a second quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on August 15, 2005 to unit holders of record as of the close of business on June 30, 2005.

(9)         PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		6 months ended
	6/30/05	6/30/04	6/30/05	6/30/04
Service Cost	$14,239	$13,862	$28,477	$27,724
Interest Cost	5,822	5,298	11,644	10,598
Expected Return on Assets	(4,823)	(5,699)	(9,645)	(7,399)
Amortization of Unrecognized Prior Service Costs	1,661	1,661	3,322	2,322
Amortization of Unrecognized Actuarial Loss	51	159	102	319
Net Periodic Pension Cost	$16,950	$17,281	$33,900	$34,563

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

Results of Operations

In general, the macadamia nut crop season runs from July to June.  The second quarter normally accounts for less than 4% of the fiscal year’s total harvest and farming revenues.  However, significant rainfall during late 2004 delayed nuts falling from trees yielding significantly higher production during the second quarter of 2005 in comparison to 2004

Net income for the second quarter of 2005 was $26,000 from revenues of $1.5 million. Net loss for the second quarter of 2004 was $161,000 from revenues of $787,000.  Net income (loss) per Class A Unit for the second quarters of 2005 and 2004 amounted to $0.00 and ($0.02), respectively.  Net cash flow per Class A Unit for the second quarters of 2005 and 2004, as defined in the Partnership Agreement, was ($0.03) and ($0.06), respectively.

Net loss for the six-month period ended June 30, 2005 was $1,000 from revenues of $4.6 million.  Net loss for the six-month period ended June 30, 2004 was $256,000 from revenues of $2.8 million.  Net loss per Class A Unit for the six-month periods ended June 30, 2005 and 2004 amounted to $0.00 and $0.03, respectively.  Net cash flow per class A unit for the six-month periods ended June 30, 2005 and 2004 amounted to $0.01 and ($0.05), respectively.

Owned-orchard Segment

For the three months and the six months ended June 30, 2005 and 2004, nut production (wet in shell (WIS)), nut prices and revenues were as follows:

	For the Three Months
	Ended June 30,
	2005	2004	Change
Nut harvested (000’s pounds WIS)	851	280	204%
Nut price (per pound)	$0.5354	$0.4964	8%
Net nut sales ($000’s)	456	139	228%
1st quarter price adjustment	—	14
Total nut sales ($000’s)	456	153	198%

	For the Six Months
	Ended June 30,
	2005	2004	Change
Nut harvested (000’s pounds WIS)	4,738	2,650	79%
Nut price (per pound)	$0.5537	$0.4940	12%
Total nut sales ($000’s)	2,624	1,309	100%

Production for the second quarter of 2005 was 204% greater than 2004.  Production for the six-month period ended June 30, 2005 was 79% greater than 2004.  The increase was primarily attributable to the timing of nuts falling from trees.  Due to unusually high rainfall in 2004, nuts that historically would have fallen during the fourth quarter of 2004 did not fall until the first and second quarters of 2005.

The average nut price received for the second quarter of 2005 was $0.54 per pound compared to $0.50 in 2004.  The average nut price received for the six-month period ended June 30, 2005 was $0.55 compared to $0.49 in 2004.  The increase was primarily attributable to an increase in the price estimate from Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for 2005.

The price that the Partnership receives for a majority of its nuts is determined by a formula based 50% on the current year processing and marketing results of Mauna Loa and 50% on the two-year trailing average of USDA reported prices.  The USDA portion for the current year will be higher than the previous year by approximately 1%.  The Mauna Loa portion for the current year is currently estimated to be slightly higher than 2004.  However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa’s books have been closed and audited, and that portion of the nut price is determined.  For the full year 2004, the actual average nut price received by the Partnership was $0.50.

Production costs are based on annualized standard unit costs for interim reporting purposes.  Cost of goods sold (owned-orchards segment) for the second quarter of 2005 was $296,000, or $0.35 per pound compared to $78,000, or $0.28 per pound in 2004.  Cost of goods sold (owned-orchards segment) for the six-month period ended June 30, 2005 was $1.9 million, or $0.41 per pound compared to $1.1 million, or $0.42 per pound in 2004.

Crop Year Production Results

Macadamia nut production for the 2004-2005 crop year (July 1 to June 30) totaled 20.9 million pounds, which was comparable to the 2003-2004 crop year.  The Keaau and Mauna Kea regions experienced drier than normal weather conditions during the nut development period which negatively affected production.  Modest rainfall in the Ka’u region kept production at historical levels.

Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year			2005	2004
	Ended June 30,			Over	Over
	2005	2004	2003	2004	2003
Keaau	6,629	7,291	6,959	-9%	+ 5%
Ka’u	12,736	12,279	12,188	+4%	+ 1%
Mauna Kea	1,557	1,374	1,763	+13%	- 22%
Total Production	20,922	20,944	20,910	—	—

Farming Segment

Revenue generated from the farming of macadamia orchards owned by other growers was $1.0 million for the second quarter 2005, 65% higher than 2004.  Farming expenses for the second quarter of 2005 were $987,000, which included $54,000 of depreciation expense. Farming revenues for the first half of 2005 amounted to $1.9 million, 26% higher than 2004.  Farming expenses for the first half of 2005 were $1.8 million, including $108,000 in depreciation.  The increase in farming revenues was primarily attributable to higher production during the first half of 2005 compared to 2004.

Other Income and Expenses

Interest expense amounted to $44,000 for the second quarter of 2005, compared to $38,000 in 2004. Interest expense for the six-month period ended June 30, 2005 was $94,000 compared to $82,000 in 2004.  Interest expense is attributable to (1) long-term debt used to acquire the farming operations (2) capitalized equipment leases, and (3) drawings on the revolving line of credit.  The increase in interest expense resulted from higher market interest rates and higher line of credit debt levels during the three and six-month periods ended June 30, 2005 compared to 2004.

During the second quarter of 2005, the Partnership received $147,000 attributable to a crop insurance claim for the Keaau region nut production shortfall for the crop year 2004-2005.  There were no insurance recoveries during the first half of 2004.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $5 million revolving line of credit and a 10-year, $4 million term loan.  The Credit Agreement contains certain restrictions, which are discussed in Part II – Item 2 below.

At June 30, 2005, the Partnership had a cash balance of $94,000.  For the six-month period ended June 30, 2005, cash flows from operating activities totaled $3.5 million, which were used to pay distributions to unit holders and repay debt.  At June 30, 2005 the Partnership’s working capital was $2.5 million and its current ratio 2.48 to 1, down from $3.9 million and 3.81 to 1 at June 30, 2004, primarily due to a decrease in cash and deferred farming costs.

At June 30, 2005, the Partnership had $2.3 million in outstanding debt, comprised of $2.0 million under the 10-year term loan, $200,000 in drawings on the revolving line of credit and $52,000 related to capital lease obligations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of June 30, 2005, a one percentage point increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $20,000.

Item 4.  Controls and Procedures

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q we carried out the evaluation required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended.  The Partnership’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods specified in the rules and forms of the Securities and Exchange Commission.

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

6.              Minimum debt coverage ratio of 1.4 to 1.

The Partnership is in compliance with all debt covenants as of June 30, 2005.

Item 5. Other Information

On April 22, 2005 the Partnership received a comment letter from the Securities and Exchange Commission questioning the Partnership’s accounting for stabilization payments received between 1987 and 1993 and advising the Partnership to consider or explain certain other disclosures.

The Partnership responded to the comment letter on May 6, 2005 by supporting its accounting treatment of the stabilization payments and offering to file a 2004 Form 10-K/A to amend the other disclosure items.  The SEC acknowledged that the Partnership’s accounting treatment was appropriate under the circumstances and accepted the Form 10-K/A, which was filed on June 1, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

Exhibit Number	Description
11.1	Statement re Computation of Net Income (loss) per Class A Unit
31.1	Form of Rule 13a-14(a) [Section 302] Certifications
31.2	Form of Rule 13a-14(a) [Section 302] Certifications
32.1	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

On May 9, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 11, 2005		By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Operations Officer
(and Duly Authorized Officer)

	By		/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer