Form 10-Q
period 2005-09-30
ML MACADAMIA ORCHARDS L P
filed 2005-11-14
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

                As of September 30, 2005 Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.
Consolidated Balance Sheets
(in thousands)

	(Unaudited)
	September 30,		December 31,
	2005	2004	2004
Assets
Current assets
Cash and cash equivalents	$276	$173	$196
Accounts receivable	4,046	3,421	7,092
Inventory of farming supplies	229	133	145
Deferred farming costs	2,346	2,982	—
Other current assets	164	167	153
Total current assets	7,061	6,876	7,586
Land, orchards and equipment, net	49,170	51,408	50,810
Intangible assets, net	36	37	42
Total assets	$56,267	$58,321	$58,438

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$435	$435	$435
Short-term borrowing	2,600	1,600	2,200
Accounts payable	301	567	738
Accounts payable to related party	3	17	—
Cash distributions payable	375	379	379
Accrued payroll and benefits	584	558	873
Other current liabilities	43	11	30
Total current liabilities	4,341	3,567	4,655
Long-term debt	1,609	2,044	2,034
Deferred income tax liability	1,207	1,214	1,207
Total liabilities	7,157	6,825	7,896
Commitments and Contingencies
Partners’ capital
General partner	81	514	505
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	49,029	50,982	50,037
Total partners’ capital	49,110	51,496	50,542
Total liabilities and partners’ capital	$56,267	$58,321	$58,438

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.
Consolidated Income Statements (unaudited)
(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Macadamia nut sales	$2,840	$2,521	$5,464	$3,830
Contract farming revenue	897	754	2,830	2,284
Total revenues	3,737	3,275	8,294	6,114
Cost of goods and services
Costs of macadamia nut sales	2,337	2,624	4,261	4,766
Costs of contract farming services	792	718	2,580	1,067
Total cost of goods sold	3,129	3,342	6,841	5,833
Gross income (loss)	608	(67)	1,453	281
General and administrative expenses
Costs expensed under management contract with related party	—	46	—	126
Legal fees paid to related party	8	456	24	480
Other	401	211	931	624
Total general and administrative expenses	409	713	955	1,230
Extinguishment of management agreement	—	—	(326)	—
Operating income (loss)	199	(780)	172	(949)
Interest expense	(61)	(40)	(155)	(122)
Interest income	1	—	4	7
Other income	—	1	147	1
Income (loss) before tax	139	(819)	168	(1,063)
Income tax expense	21	(2)	51	10
Net income (loss)	$118	$(817)	$117	$(1,073)

Net cash flow (as defined in the Partnership Agreement)	$608	$(107)	$674	$(448)

Net income (loss) per Class A Unit	$0.02	$(0.11)	$0.02	$(0.14)

Net cash flow per Class A Unit	$0.08	$(0.01)	$0.09	$(0.06)

Cash distributions per Class A Unit	$0.05	$0.05	$0.15	$0.15

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.
Consolidated Statements of Partners’ Capital (unaudited)
(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Partners’ capital at beginning of period:
General partner	$81	$527	$505	$537
Class A limited partners	49,285	52,165	50,037	53,169
	49,366	52,692	50,542	53,706

Acquisition of ML Resources, Inc.	—	—	(424)	—
	—	—	(424)	53,706

Allocation of net income (loss)
General partner	—	(9)	—	(11)
Class A limited partners	118	(808)	117	(1062)
	118	(817)	117	(1073)

Cash distributions:
General partner	—	4	—	12
Class A limited partners	375	375	1,125	1,125
	375	379	1,125	1,137

Partners’ capital at end of period:
General partner	81	514	81	514
Class A limited partners	49,029	50,982	49,029	50,982
	$49,110	$51,496	$49,110	$51,496

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Cash received from sale of goods and services	$1,233	$670	$12,038	$9,599
Cash paid to suppliers and employees	(3,066)	(2,748)	(10,380)	(9,117)
Interest received	1	—	4	7
Net cash provided by (used in) operating activities	(1,832)	(2,078)	1,662	489

Cash flows from investing activities:
Acquisition of capital equipment	(3)	(19)	(4)	(125)
Net cash used in investing activities	(3)	(19)	(4)	(125)

Cash flows from financing activities:
Proceeds from line of credit	2,800	1,600	6,100	2,400
Payment of line of credit	(400)	—	(5,700)	(1,200)
Payments on long term borrowing	—	—	(400)	(400)
Acquisition of general partner’s units	—	—	(424)	—
Capital lease payments	(8)	(8)	(25)	(42)
Cash distributions paid	(375)	(379)	(1129)	(985)
Net cash provided by (used in) financing activities	2,017	1,213	(1,578)	(227)

Net increase (decrease) in cash	182	(884)	80	137
Cash at beginning of period	94	1,057	196	36
Cash at end of period	$276	$173	$276	$173

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$118	$(817)	$117	$(1,073)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	499	718	983	1,067
Decrease (increase) in accounts receivable	(2,365)	(2,673)	3,046	3,105
Decrease (increase) in inventories	(34)	19	(84)	8
Decrease (increase) in deferred farming costs	(150)	25	(1,679)	(2,148)
Decrease (increase) in other current assets	78	57	(11)	(23)
Increase (decrease) in accounts payable	(28)	553	(434)	97
Increase (decrease) in accrued payroll	21	40	(289)	(291)
Increase (decrease) in other current liabilities	29	—	13	(253)
Total adjustments	(1,950)	(1,261)	1,545	1,562
Net cash provided by (used in) operating activities	$(1,832)	$(2,078)	$1,662	$489

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2005, September 30, 2004 and December 31, 2004 and the results of operations, changes in partners’ capital and cash flows for the three and nine months periods ended September 30, 2005 and 2004.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(3)          CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and for 2005, ML Resources, Inc.  All significant inter company balances and transactions, including management fees and distributions, have been eliminated.

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

The following is a summary of each reportable segment’s operating income (loss) and assets as of and for the three and nine-month periods ended September 30, 2005 and 2004 (000’s).  Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Revenues:
Owned orchards	$2,840	$2,521	$5,464	$3,830
Contract farming	2,224	1,183	6,379	3,708
Intersegment elimination (all contract farming)	(1,327)	(429)	(3,549)	(1,424)
Total	$3,737	$3,275	$8,294	$6,114

Operating income (loss):
Owned orchards	$20	$(847)	$(78)	$(1,134)
Contract farming	179	67	250	185
Total	$199	$(780)	$172	$(949)

Depreciation:
Owned orchards	$445	$644	$821	$843
Contract farming	54	74	162	224
Total	$499	$718	$983	$1,067

Expenditures for property and equipment:
Owned orchards	$—	$19	$—	$76
Contract farming	(3)	—	(4)	49
Total	$(3)	$19	$(4)	$125

Segment assets:
Owned orchards			$49,917	$52,781
Contract farming			6,350	5,540
Total			$56,267	$58,321

All revenues are from sources within the United States of America.

(5)          2004 NUT PRICE SETTLEMENT

In the third quarter of 2005, the Partnership completed a review of the 2004 Mauna Loa nut price in accordance with its rights under the respective nut purchase contracts.  As a result of that review, the Partnership raised objections to certain costs that had been reflected in the calculation.  In September, 2005 the parties agreed to adjust the 2004 nut price by approximately three cents ($0.03) per pound or $552,000, which was paid to the Partnership on October 17, 2005.

(6)          DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $2.3 million and $3.0 million at September 30, 2005 and 2004, respectively.  The decrease in deferred farming costs was primarily attributable to greater than expected production during the first three quarters of 2005 compared to 2004.

(7)          LONG-TERM CREDIT

Revolving Credit Loan. On May 1, 2004, the Partnership entered into an amended credit agreement with American AgCredit, PCA, under which it will have available a $5 million revolving credit facility through May 1, 2008.  Amounts drawn bear interest at the prime lending rate.  The Partnership is required to pay a facility fee of 0.175% to 0.25% per annum on the daily unused portion of the credit, depending on certain financial ratios.  The Partnership, at its option, may make prepayments without penalty.  Amounts drawn on the credit facility amounted to $2.6 million and $1.6 million at September 30, 2005 and 2004, respectively.

Term Debt. On May 2, 2000, the Partnership entered into a $4 million promissory note in connection with the credit agreement discussed above.  The note is scheduled to mature in 2010 and bears interest at rates from 6.37 percent to 7.77 percent. Principal payments of $400,000 are due on May 1 of each year through 2010.  At September 30, 2005 and 2004, the outstanding principal balance on the promissory note amounted to $2.0 million and $2.4 million, respectively.

(8)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(9)          CASH DISTRIBUTIONS

On September 23, 2005 a third quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on November 15, 2005 to unit holders of record as of the close of business on September 30, 2005.

(10)    PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		9 months ended
	9/30/05	9/30/04	9/30/05	9/30/04
Service Cost	$14,238	$13,862	$42,715	$41,586
Interest Cost	5,821	5,299	17,465	15,896
Less Expected Return on Assets	4,822	3,700	14,467	11,099
Amortization of Unrecognized Prior Service Costs	1,661	1,661	4,983	4,983
Amortization of Unrecognized Actuarial Loss	51	160	153	479
Net Periodic Pension Cost	$16,949	$17,282	$50,849	$51,845

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

Results of Operations

Net income for the third quarter of 2005 was $118,000 from revenue of $3.7 million, of which $2.8 million was nut revenue and $900,000 farming revenue.  Net loss for the third quarter of 2004 was $817,000 from revenues of $3.3 million, of which $2.5 million was nut revenue and $800,000 was farming revenue.  Net income (loss) per Class A Unit for the third quarters 2005 and 2004 amounted to $0.02 and ($0.11), respectively.  Net cash flow per Class A Unit for the third quarters 2005 and 2004, as defined in the Partnership Agreement, was $0.08 and ($0.01), respectively.

The increase in third quarter revenue of $400,000 was due to a settlement with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) over the calculation of the 2004 nut price resulting in $552,000 in additional nut revenue, a higher nut price for 2005 compared to 2004, greater production in the contract farming, and offset by lower nut production from the Partnership’s orchards.

Net income for the nine-month period ended September 30, 2005 was $117,000 from revenues of $8.3 million.  Net loss for the nine-month period ended September 30, 2004 was $1.1 million from revenues of $6.1 million.  Net income (loss) per Class A Unit for the nine-month periods ended September 30, 2005 and 2004 amounted to $0.02 and ($0.14), respectively.  Net cash flow per Class A Unit for the nine-month periods ended September 30, 2005 and 2004, as defined in the Partnership Agreement, was $0.09 and ($0.06), respectively.

The increase in revenues and net income for the nine-month period ended September 30, 2005 was primarily attributable to the settlement of a dispute with Mauna Loa over the calculation of the 2004 nut price, resulting in $552,000 in additional nut revenue during the third quarter 2005; higher nut production as a result of climatic conditions that caused a delay in the timing of nuts dropping from trees in 2004; and reduced legal expenses associated with the Partnership’s lawsuit against Mauna Loa which amounted to approximately $450,000 in 2004 compared to $100,000 in 2005.

Owned-orchard Segment

For the three months and the nine months ended September 30, 2005 and 2004, nut production wet-in-shell (WIS), nut prices and revenues were as follows:

	For the Three Months
	Ended September 30,
	2005	2004	Change
Nuts harvested (000’s pounds WIS)	4,244	5,040	-	16%
Nut price (per pound)	$0.5391	$0.5002	+	8%
Total nut sales ($000’s)	$2,288	$2,521	-	9%
2004 nut price adjustment received in 2005	552	—
Total nut sales ($000’s) with adjustment	$2,840	$2,521	+	13%

	For the Nine Months
	Ended September 30,
	2005	2004	Change
Nuts harvested (000’s pounds WIS)	8,983	7,690	+	17%
Nut price (per pound)	$0.5468	$0.4980	+	10%
Total nut sales ($000’s)	4,912	3,830	+	28%
2004 nut price adjustment received in 2005	552	—
Total nut sales ($000’s) with adjustment	$5,464	$3,830	+	43%

Production for the third quarter of 2005 was 16% lower than 2004 and 39% below the historical average for this period.  Production for the nine-month period ended September 30, 2005 was 17% higher than 2004, however 21% lower than the historical average for this period.  The decrease in production for the quarter was primarily attributable to poor climatic conditions during the nut development period, delaying the timing of nuts dropping from trees, and the increase in production for the nine month period is the result in the late drop of nuts in 2004.

The average nut price received for the third quarter of 2005 was $0.54 per pound compared to $0.50 in 2004.  The average nut price received the nine-month period ended September 30, 2005 was $0.55 compared to $0.50 in 2004.  The increase was primarily attributable to an increase in the price estimate from Mauna Loa for 2005.

The price that the Partnership receives for its nuts is determined by a formula based 50% on the two-year trailing average of USDA reported prices and 50% on the current year processing and marketing results of Mauna Loa, our exclusive purchaser. The USDA portion of the current year’s nut price will be 1% higher than the previous year.  The Mauna Loa portion of the current year’s nut price is estimated to be comparable to or slightly better than 2004.  However, the final nut price for the year is not known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined.  For the full year 2004, the actual average nut price received by the Partnership was $0.5263 including the settlement reached in September 2005 finalizing the price for 2004 nut production.

Production costs are based on annualized standard unit costs for interim reporting periods.  Cost of goods sold (owned-orchards segment) for the third quarter of 2005 was $2.3 million or $0.56 per pound compared to $2.6 million or $0.52 per pound in 2004.  Cost of goods sold (owned-orchards segment) for the nine-month period ended September 30, 2005 was $4.3 million or $0.48 per pound compared to $4.8 million or $0.62 per pound in 2004.

Farming Segment

Revenue generated from the farming of macadamia orchards that are owned by other growers was $897,000 for the third quarter of 2005, $143,000 greater than the third quarter of 2004.  Farming costs for the third quarter of 2005 were $792,000, which included $54,000 in depreciation expense.  Farming revenues for the nine-month period ended September 30, 2005 were $2.8 million compared to $2.3 million in 2004.  Farming expenses for the nine-month period ended September 30, 2005 were $2.6 million including $162,000 of depreciation expense.  The increase in farming revenues was primarily attributable to higher production during the three and nine-month periods ended September 30, 2005 compared to 2004.

Other Income and Expenses

Interest expense amounted to $61,000 for the third quarter 2005, which was $21,000 higher than the same period in 2004.  Interest expense for the nine-month ended September 30, 2005 and 2004, amounted to $155,000 and $122,000, respectively. Interest expense is attributable to (1) long-term debt used to acquire the farming operations, (2) capitalized equipment leases, and (3) drawings on the revolving line of credit. The increase in interest expense resulted from higher interest rates and higher debt levels during the three and nine-month periods ended September 30, 2005 compared to 2004.

Interest and other income increased by $1,000 for the quarter and $143,000 for the nine-month periods ended September 30, 2005 compared to 2004.  The increase was attributable to insurance settlement proceeds of approximately $147,000 under the Partnership’s crop insurance policy, which were received in the second quarter 2005.  No insurance settlement proceeds were received during the nine-month period ended September 30, 2004.

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

At September 30, 2005, the Partnership had a cash balance of $276,000.  For the nine-month period ended September 30, 2005, cash flows from operating activities totaled of $1.7 million which were used to pay distribution to unit holders and repay debt.

At September 30, 2005, the Partnership had $2.0 million in outstanding long-term debt, comprised of $2.0 million under the 10-year term loan and $44,000 related to capital leases.  At September 30, 2005, $2.6 million remained outstanding on the revolving line of credit.

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

Other Developments

The Ka’u region recorded average moisture receiving 27 inches of rain in the first nine months of 2005.  This is below the 10-year annual average of 40 inches, above the nine months 10-year average of 26 inches and below the nine month period of 2004 which was 41 inches of rain.  The moist conditions should have a positive effect on nut production in the Ka’u region.  The heavy rains that coincided with the abbreviated flower and pollination period will most likely result in a below normal harvest of nuts for the calendar year in the Keaau region.  It is anticipated that the annual harvest will be near the 10-year average annual harvest of 21 million pounds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of September 30, 2005, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $20,000.

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

Part II - Other Information

Item 1.  Legal Proceedings

As reported in the second quarter Form 10-Q, the Partnership and several independent growers filed suit on July 9, 2004 in the Hawaii State Court against Mauna Loa, alleging that the proposed acquisition by Mauna Loa of the assets of Mauna Loa’s major competitor, Mac Farms of Hawaii (Mac Farms), constituted an illegal monopoly over the supply and processing of macadamia nuts in Hawaii.

On October 1, 2004, the Partnership and independent growers entered into a settlement agreement with Mauna Loa whereas Mauna Loa agreed to terminate its efforts to acquire Mac Farms and the Partnership and growers caused their lawsuits to be dismissed.  Legal costs were incurred of $450,000 and $102,000 during the third quarter of 2004 and 2005, respectively.  The 2004 charges are classified as related party since a director of the partnership is a former partner and currently of counsel for the law firm used by the Partnership.

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

The Partnership is in compliance with all loan covenants as of September 30, 2005.

Item 5. Other Information

In the third quarter of 2005, the Partnership completed a review of the 2004 Mauna Loa nut price in accordance with its rights under the respective nut purchase contracts.  As a result of that review, the Partnership raised objections to certain costs that had been reflected in the calculation.  In September, 2005 the parties agreed to adjust the 2004 nut price by approximately three cents ($0.03) per pound or $552,000, which was paid to the Partnership on October 17, 2005.

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
As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

On August 10, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 11, 2005		By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Executive Officer

		By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

31.2	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350

32.2	Certification of Officers pursuant to 18 U.S.C. Section 1350