Form 10-K
period 2005-12-31
ML MACADAMIA ORCHARDS L P
filed 2006-03-17
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9145

ML MACADAMIA ORCHARDS, L.P.

(Exact Name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26-238 Hawaii Belt Road, HILO, HAWAII	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (808) 969-8057

Registrant’s website: www.mlmacadamia.com

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing
Class A Limited Partners’ Interests	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934. Yes  ☐    No  ☒

As of March 14, 2006, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $44,025,000 (based on the closing price on that date of $5.87 per Unit).

PART I

ITEM 1. BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a publicly traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in Hawaii. The Partnership believes that it is one of the world’s largest growers of macadamia nuts. The Partnership owns or leases approximately 4,169 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii. (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards. “Gross acres” includes areas not utilized for orchards.)  The Partnership sells all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under five nut purchase contracts. Four of the nut purchase contracts with Mauna Loa, totaling approximately 15 million pounds, expire December 31, 2006 and the fifth contract totaling approximately 5 million pounds expires June 30, 2019. The Partnership has reached nut purchase agreements with Hamakua Macadamia Nut Company, Inc.(“Hamakua”), Mac Farms of Hawaii, LLC (“Mac Farms”) and Purdyco International, Ltd. dba Island Princess (“Island Princess”) beginning January 1, 2007. The contracts call for Hamakua to purchase about 6 million field pounds, Mac Farms to purchase about 5.0 to 6.0 million field pounds, and Island Princess to purchase about 2.2 million field pounds. Additional information can be found in section (c) under the heading Nut Purchase Contracts on page 3.

The Partnership farms its own orchards and approximately 2,505 additional acres of macadamia orchards for other orchard owners. The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”). On August 1, 2001, all of the stock of the Managing Partner was purchased by D. Buyers Enterprises, LLC (“DBE”) from C. Brewer and Company, Ltd (“CBCL”). J.W.A. Buyers is the majority owner and managing member of DBE and the Chairman of the Board of CBCL. On January 6, 2005, the stock of ML Resources, Inc. was purchased from DBE by the Partnership for $750,000.

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

Nut Purchase Contracts. The Partnership is a party to five nut purchase contracts with Mauna Loa. They cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991 and May 2000, respectively. The 1986 contracts expire December 31, 2006, while the 1989 contract expires June 30, 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the orchard purchase in September 1991 and expired on June 30, 2003. Effective July 1, 2003 the fourth contract was renegotiated with an expiration date of December 31, 2006. The fourth contract is a set price contract ($0.60 cents per pound at wet-in-shell moisture (“WIS”) of 25%) with an adjustment for trash and spoilage outside the range of 10% to 13%. The first three contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the United States Department of Agriculture and 50% on Mauna Loa’s “netback component.”  The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract expires in 2006. Its pricing formula is based 100% on the two-year trailing average of USDA reported prices. The fifth contract may be terminated at any time by mutual agreement in writing.

On December 16, 2004, a new nut purchase contract was signed with Hamakua Macadamia Nut Company (“Hamakua”) for the annual delivery of six million WIS pounds, starting January 1, 2007. The contract provides for a minimum price of 79 cents per pounds and a maximum price of 99 cents per pound. The pricing formula includes a fixed component of 85 cents and a second component based on Hamakua’s average selling price for bulk kernel. Refer to Exhibit 10.52 on page 57.

On January 5, 2006, a new nut purchase contract was signed with Purdyco International, Ltd. dba Island Princess for the annual delivery of approximately two million WIS pounds, effective January 1, 2007. The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia. Refer to Exhibit 10.55 on page 57.

On January 6, 2006, a new nut purchase contract was signed with Mac Farms of Hawaii, LLC for the annual delivery of between four and one-half million and five and one-half million WIS pounds, effective January 1, 2007. The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia. Refer to Exhibit 10.54 on page 57.

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

Macadamia nuts comprise less than 5% of the sales of branded premium nuts sold through mass merchandisers, drug and grocery stores on the U.S. mainland, based upon published industry statistics. Cashews and mixed nuts represent the bulk of the dollar sales in this segment, followed by pistachios. Macadamia nuts are the highest priced of all premium nuts, and, therefore, they may be sensitive to price competition from other nuts.

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

In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America. For the 2005 crop, Hawaii was expected to supply 24% of the world crop, and Australia, the world’s largest producer, was expected to supply 41%.

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

Macadamia Farming Segment

Since the May 2000 purchase of the macadamia farming operations, the Partnership farms its own 4,169 acres of macadamia orchards and approximately 2,505 additional acres of macadamia orchards owned by other growers. Three of the farming contracts terminated December 31, 2005, covering approximately 465 acres making the total acres covered by farming contracts for 2006 to be 2,040.

All the orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”). Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts. The Partnership currently services approximately seventeen farming contracts which were assigned to the Partnership with the May 2000 acquisition. Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking. These contracts also provide a management fee to the Partnership, which is based as either a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.

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

Accordingly, the seller of this orchard Ka’u Agribusiness Company, Inc. (“KACI”) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of the target cash flow level, which equaled $507,000. Stabilization payments for any given year were limited to the lesser of the amount of the shortfall or a maximum payment amount. For the years from 1987 through 1993, inclusive, the Partnership received a total of $1,628,000 (including a 4% Hawaii general excise tax) in stabilization payments under this agreement.

The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchard. As such, these payments are being reflected in the Partnership’s net income ratably through 2019 as a reduction to the depreciation expense reported for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent. No additional rent was due in 2003, 2004, or 2005.

Item 1A. Risks Involved in Operating Macadamia Orchards

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.6% in 2003, 0.6% in 2004, and 0.2% in 2005. Both crop and tree insurance are in place to protect the Partnership against material losses.

Diseases and Pests. The Partnership’s Keaau orchards experienced tree replacements of 1.3% in 2003, 1.4% in 2004, and 0.6% in 2005. Other macadamia growers in the vicinity have also experienced losses due to a problem known as “Macadamia Quick Decline” (“MQD”). Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions. It is also believed that a particular variety of macadamia nut tree (variety 333) is most susceptible to MQD. Another tree variety (variety 344) has also been identified as being more susceptible to MQD than other varieties. Approximately 9% of the Partnership’s orchards are variety 333 and 45% are variety 344. Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem. MQD is present in the Ka’u orchards, but tree losses to date have been less than 2% per year in the Ka’u area.

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

Windstorms. The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to windstorms. Twenty-five major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to Partnership orchards. Several of the Partnership’s orchards are surrounded by windbreak trees, which provide limited protection. Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

Insurance. The Partnership secures tree insurance each year under a federally subsidized program. The tree insurance for 2005 provides coverage up to a maximum of approximately $22.8 million against loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2004-2005 crop year and provides coverage up to a maximum of approximately $8.6 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
2001	46.0”	124.0”	133.4”
2002	58.5”	139.4”	156.1”
2003	22.8”	94.8”	117.4”
2004	54.9”	142.7”	151.5”
2005	34.7”	133.8”	171.8”

During 2005 the Ka’u, Keaau and Mauna Kea areas recorded 84%, 99% and 116% of the normal average annual rainfall in their area of the island, respectively.

Water Supply for Irrigation

With the May 2000 acquisition, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989. The Sisal Well is situated on land owned by Mauna Kea Agribusiness Company, Inc. (“MKACI”). On May 1, 2000 the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards. Annual rent for the license agreement is One Dollar. The license agreement terminates on the earlier of June 30, 2045, or at the termination of the May 1, 2000 lease between Partnership and KACI.

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

On a historical basis, the quantity of water available from the Sisal Well has been generally sufficient to irrigate these orchards in accordance with prudent farming practices. The irrigated portion of the Ka’u II Orchards is expected to need greater quantities of water as the orchards mature. The Partnership anticipates that the amount of water available from the Sisal well will be generally sufficient, assuming average levels of rainfall, to irrigate the irrigated orchards in accordance with prudent farming practices for the next several years. If no irrigation water is available to the Irrigated Orchards, then, based on historical average rainfall levels, diminished yields of macadamia nut production can be expected.

Employees

As of December 31, 2005, the Partnership employed 249 people, of which 164 were seasonal employees. Of the total, 23 are in farming supervision and management, 212 in production, maintenance and agricultural operations, and 14 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of three bargaining agreements with the ILWU Local 142. These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, of the Keaau Orchard Division and of the Mauna Kea Orchard Division. These labor contracts became effective May 1, 1997 and expired on April 30, 2002. The parties have recently agreed to a new three-year contract, which will expire on April 30, 2008. The Partnership believes that relations with its employees and the ILWU are generally very good.

Item 1B. Unresolved staff comments. None

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

Age and Density. The productivity of macadamia nut orchards depends on several factors including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. The most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity at approximately 15 years of age, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease.

Macadamia orchards normally reach peak production after fifteen to eighteen years of age. All of the 4,169 tree acres of macadamia orchards owned or leased by the Partnership are over twenty years of age. About 2% of trees are lost to various causes each year and are replaced.

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

ITEM 3. LEGAL PROCEEDINGS AND SETTLEMENT

As reported on August 13, 2004, in the Quarterly Report on Form 10-Q of ML Macadamia Orchards, L.P. (the “Partnership”) for its fiscal quarter ended June 30, 2004, the Partnership and several independent growers filed suit against Mauna Loa Macadamia Nut Corporation in the Circuit Court of the Third Judicial Circuit of the State of Hawaii in Hilo, alleging that the proposed acquisition by Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) of the assets of Mauna Loa’s major competitor, Mac Farms of Hawaii, LLC (“Mac Farms”), would give Mauna Loa a monopoly over the supply and processing of wet-in-shell macadamia nuts on the Island of Hawaii, which in turn would give Mauna Loa monopoly power over the growers and other processors on the Island of Hawaii and consumers of macadamia nuts in Hawaii and on the mainland United States. Hamakua Macadamia Nut Company, Inc. (“Hamakua”)

subsequently filed its own lawsuit against Mauna Loa, which was then consolidated with the Partnership’s case.

On October 1, 2004, the Partnership, the independent growers and Hamakua entered into an agreement with Mauna Loa whereby Mauna Loa terminated its agreement to acquire the assets of Mac Farms, and the Partnership, the independent growers and Hamakua caused their lawsuits to be dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT). There were 1,096 registered holders of Class A Depositary Units on December 31, 2005.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

		Distribution	High	Low

2005:	4th Quarter	$0.050	6.09	5.60
	3rd Quarter	0.050	6.19	5.30
	2nd Quarter	0.050	6.19	5.45
	1st Quarter	0.050	6.26	5.45

2004:	4th Quarter	$0.050	6.00	3.80
	3rd Quarter	0.050	4.39	3.80
	2nd Quarter	0.050	4.77	3.85
	1st Quarter	0.050	4.75	3.51

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios. The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2004 except for its debt coverage ratio. The lender has provided a waiver to the loan covenants for this ratio for the fourth quarter 2004. Had the lender not waived the restriction the Partnership would have been restricted in its ability to pay distributions to the limited partners. The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2005	2004	2003	2002	2001
Financial:
Total revenue	$17,378	$13,665	$15,426	$14,556	$16,893
Net cash provided by operating activities (1)	1,913	368	2,262	2,166	2,237
Income (loss) before taxes	900	(1,644)	111	(447)	1,112
Net income (loss)	771	(1,649)	69	(480)	1,010
Distributions declared	1,500	1,515	1,212	1,515	1,515
Total working capital	3,429	2,931	4,165	3,220	3,183
Total assets	58,046	58,438	60,069	61,803	65,329
Long-term debt, non current	1,600	2,034	2,468	2,920	3,402
Total partners’ capital	49,389	50,542	53,706	54,849	56,844
Class A limited partners’ capital	49,308	50,037	53,169	54,300	56,275
Net cash flow (2)	2,501	466	2,157	1,592	3,093

Operations:
Acres harvested	4,169	4,169	4,169	4,169	4,169
Macadamia nuts harvested (lbs.) (3)	21,707	18,933	21,196	21,404	23,013
Net price $/lb. (3)(4)	$0.5550	$0.4972	$0.4857	$0.4748	$0.4830

Per Class A Unit (5):
Net income (loss)	0.10	(0.22)	0.01	(0.06)	0.13
Net cash flow (2)	0.33	0.06	0.28	0.21	0.41
Distributions	0.20	0.20	0.16	0.20	0.20
Partners’ capital	6.57	6.67	7.09	7.24	7.50

(1)          See “Statements of Cash Flows” in the financial statements for method of calculation.

(2)          See Footnote 5 in the notes to financial statements for method of calculation.

(3)          Wet-in-shell at 25% moisture.

(4)          Weighted average for all orchards.

(5)          7,500,000 Class A Units were issued and outstanding for all periods presented.

Contractual obligations for the Partnership are detailed in the following:

		Payments
Contractual Obligations	Total	Less Than 1 Year	Due by 1-3 Years	Period 3-5 Years	More Than 5 Years
Long-Term Debt	$2,000,000	$400,000	$800,000	$800,000	$—
Capital Lease Obligations	34,000	34,000	—	—	—
Operating Leases	3,809,000	375,000	601,000	330,000	2,503,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities off The Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$5,843,000	$809,000	$1,401,000	$1,130,000	$2,503,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

Results of operations – 2005, 2004, 2003

Owned-Orchard Segment - Production and Yields

Production and yield data for the eight orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

			2005	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2005	2004	2003
Keaau I	June 1986	1,467	5,799,491	3,953	3,880	4,271
Keaau II	Oct. 1989	220	606,790	2,758	2,729	2,862
Keaau Lot 10	Sept. 1991	78	247,110	3,168	3,221	3,255
Ka’u I	June 1986	956	7,598,092	7,948	5,353	5,886
Ka’u Green Shoe I	Dec. 1986	266	1,702,137	6,399	6,632	7,619
Ka’u II	Oct. 1989	714	3,539,295	4,957	5,067	5,504
Ka’u O	May 2000	142	803,036	5,655	4,464	5,252
Mauna Kea	Oct. 1989	326	1,410,597	4,327	3,851	5,271
Totals (except yields which are averages)		4,169	21,706,548	5,207	4,541	5,084

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

Production in 2005 was 14.6% greater than 2004 and 2.4% greater than 2003. Production in 2004 was 10.7% lower than 2003 and 11.5% lower than 2002. Significant factors affecting the crop were as follows:

1. The drought in the Ka’u orchards in 2003 affected the nut set, development and production for the spring of 2004.

2. The above average rainfall in the Keaau and Mauna Kea orchards negatively impacted the pollination and nut set in 2004.

3. The Ka’u region recorded above average rainfall in 2004. The rainfall replenished the soil moisture and improved yields in the region for the spring of 2005.

4. The maturation of the crop was delayed by the weather conditions which resulted in less production in the fall of 2004 and improved yields in the spring of 2005.

5. The Ka’u region recorded below average rainfall in 2005. The shortfall during the early spring to fall is expected to reduce yields in the spring of 2006. Above average rainfall November 2005 to February 2006 is expected to have a positive effect on the fall 2006 production.

6. A late and abbreviated flower season in the Keaau and Mauna Kea regions resulted in lower production in the fall of 2005. The spring 2006 production is expected to be comparable to the production in the spring of 2005.

The Ka’u Green Shoe I orchard and the Mauna Kea orchard are fully mature. As a result, the yields from these orchards are expected to produce on average with the Partnership’s mature orchards. At full maturity under favorable growing conditions, a macadamia orchard can produce between 4,500 and 7,500 WIS pounds of macadamia nuts per acre each year at Ka’u and between 2,500 and 6,000 WIS pounds of macadamia nuts per acre each year at Keaau. All the trees have reached full maturity in the Mauna Kea area and it is expected that production will approximate Keaau levels.

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price. The impact of these factors is summarized in the following table:

				2005	2004
				vs	vs
	2005	2004	2003	2004	2003
Trees acres harvested	4,169	4,169	4,169	—	—
Average yield (WIS lbs./acre)	5,207	4,541	5,084	+15%	-11%
Nuts harvested (000’s WIS lbs.)	21,707	18,933	21,196	+15%	-11%
Nut price ($/WIS lbs. @ 25%)	0.5550	0.4972	0.4857	+12%	+2%
Gross nut sales ($000)	$12,048	$9,414	$10,295	+28%	-9%
Prior year nut price settlement	576	—	14
2003 early harvest settlement	—	—	150
2004 Mac Farms settlement	60	—	—
Recorded nut sales ($000s)	$12,684	$9,414	$10,459

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

In mid-December 2004, Mauna Loa notified the Partnership that it would be unable to accept deliveries over a five-day period during the height of the harvest season. The Partnership advised Mauna Loa that this was unacceptable for both financial and operational reasons and arrangements would be made to deliver the nuts to another processor. After alternative deliveries had been committed to, Mauna Loa notified the Partnership that it was willing to accept delivery. As a result of the alternative commitment, the Partnership delivered approximately 240,000 pounds of nuts to Mac Farms of Hawaii at a price of 93 cents per pound over a two-day period. In late December, Mauna Loa notified the Partnership that it intended to deduct $118,000 from future nut payments as damages. The Partnership notified Mauna Loa that the deduction was a violation of our various contracts and the Partnership would consider termination of the contracts if such deduction were made. Mauna Loa has since withdrawn their notice of deduction, but the Partnership reserved $118,000 in 2004. A settlement was reached with Mauna Loa whereby the Partnership paid Mauna Loa approximately $58,000. As a result the Partnership recorded $60,000 of nut revenue in 2005 from the 2004 reserve.

The following table sets forth the manner in which the nut purchase price per pound was determined for 2005, 2004 and 2003 ($/lb.):

	2005	2004	2003
USDA price - two years prior (a)	0.5391	0.5666	0.5601
USDA price - one year prior (a)	0.5769	0.5391	0.5666
USDA price - two year trailing average	0.5580	0.5528	0.5634

Gross revenues	2.1093	1.3929	1.4346
Less allocable processing, packaging, marketing, sales and advertising costs	1.4268	0.8515	0.9400
Less 20% capital charge	0.1365	0.1083	0.0996
Net-back component	0.5460	0.4331	0.3950

USDA price - two year trailing average	0.5580	0.5528	0.5634
Net-back component	0.5460	0.4331	0.3950
Average of USDA two year trailing average price and net-back component	0.5520	0.4929	0.4792
Plus Hawaii general excise tax (0.5%)	0.0028	0.0025	0.0024
Net purchase price (b) (c) (d) (e)	0.5548	0.4954	0.4816

(a)          Mauna Loa’s own purchases comprise a substantial portion of nut purchases reported to the USDA. Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b)         The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years. With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated. The effect was to cause a slightly different price of $0.4808 for the 1989 orchards in 2003, $0.4951 in 2004 and $0.5542 in 2005. An early harvest round was requested by

Mauna Loa in 2003 resulting in a payment of $150,000 over the contract price. With this payment the 2003 price was $0.4883.

(c)          The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the “two-year trailing average” provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus results in a different nut price. This was in affect for the first six months of 2003. A new contract was negotiated with a fixed price for all nuts with unusables in a range of 10% to 13%. The nut price for this orchard was $0.6000 in 2005, $0.6000 in 2004, and $0.5923 in 2003. This orchard accounts for less than 2% of the Partnership’s macadamia nut production.

(d)         The nut purchase contract for the Ka’u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.5610 in 2005, $0.5560 in 2004 and $0.5660 in 2003.

(e)          Mauna Loa has provided the final 2004 audited nut price to the Partnership resulting in an additional $576,000 paid in 2005.

(f)            Mauna Loa has not provided the final 2005 audited nut price to the Partnership. The Partnership has not completed its internal review of the nut price calculation.

The 2005 average nut price from all orchards increased 12% from 2004 before 2004 adjustments realized in 2005. If the 2004 nut price was adjusted by those adjustments the average nut price increase for 2005 compared to 2004 would be 5%. The 2004 average nut price from all orchards increased 3% from 2003. The USDA portion increased 1% in 2005, decreased 2% in 2004 and decreased 5% in 2003. The netback increased 26% in 2005 compared to 2004 and increased 10% in 2004 compared to 2003. The current netback price reflects the operating performance of Mauna Loa.

The USDA published price for the 2004-2005 crop year was $0.7018 per pound (WIS at 25% moisture), which is 22% higher than the 2003-2004 crop year of $0.5769, and 30% higher than the 2002-2003 price of $0.5391. The USDA two-year trailing average, which affects the Partnership’s 2006 nut price, will be $0.6394, a 15% increase over the 2005 two-year average.

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

The Partnership’s unit costs (expressed in dollars per wet-in-shell pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2005	2004	2003
Keaau I	June 1986	0.5866	0.5767	0.5453
Keaau II	Oct. 1989	0.6501	0.5545	0.6179
Keaau Lot 10	Sept. 1991	0.3836	0.4491	0.3461
Ka’u I	June 1986	0.4289	0.5211	0.4611
Ka’u Green Shoe I	Dec. 1986	0.2769	0.3409	0.2533
Ka’u II	Oct. 1989	0.4112	0.3938	0.3822
Ka’u O	May 2000	0.3507	0.4226	0.3403
Mauna Kea	Oct. 1989	0.5984	0.7119	0.4976

All Orchards		0.4700	0.5062	0.4582

Cost of goods sold was $535,000 higher in 2005 than in 2004, and $255,000 lower in 2004 than in 2003, but the cost per pound was 7.2% lower in 2005 than 2004 and 2004 was 10.4% higher than 2003. The higher production costs in 2005 were the results of higher harvesting and husking costs because of more pounds handled. The lower production costs in 2004 were a result of lower harvesting and husking costs because of fewer pounds handled. The lower production costs in 2003 were the result of lower production costs in Ka’u and Mauna Kea.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately 20 farming contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services were $4.7 million in 2005, $4.3 million in 2004, and $5.0 million for 2003. The 2005 farming service revenues were less than anticipated because of a windstorm which destroyed a large percentage of trees in three contract orchards. The 2004 farming service revenues were less that expected because of the late drop of nuts in the fall crop. The 2003 farming service revenues were greater than anticipated because of the timing of harvesting. Three farming service contracts terminated on December 31, 2005 which reduces the number of farming service contracts to about seventeen totaling about 2,040 acres. The farming service revenue in 2005 for these three contracts was about $492,000 with management fees of about $70,000.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $4.3 million in 2005, $3.9 million in 2004 and $4.5 million for 2003. These costs were all reimbursed to the Partnership.

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

General and administrative costs for 2005 were $48,000 lower than for 2004, which is attributed to lower legal costs, offset by higher costs associated with Sarbanes Oxley preparation, accounting and orchard operations. Total general and administrative costs for 2004 were $482,000 higher than 2003, which is attributed to higher legal costs. In 2004 legal costs of $464,000 were related to the lawsuit, initiated and settled, to prevent Mauna Loa from acquiring MacFarms of Hawaii, LLC.

A management fee based on Partnership cash flow is payable annually to the Managing Partner. The amount paid was $9,000 in 2004, $44,000 in 2003. There was no management fee in 2005 as the Partnership acquired MLR, the managing partner and the fees are eliminated in consolidation.

Interest Income and Expense

The Partnership recorded interest expense of $237,000 in 2005, $182,000 in 2004, and $203,000 in 2003. This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a revolving line of credit.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates. Interest was earned in the amount of $5,000 in 2005, $11,000 in 2004 and $12,000 in 2003.

Other income of $151,000 was recorded in 2005 of which $147,000 was from crop insurance. Other income of $32,000 was recorded in 2004 from crop insurance. Other income of $260,000 was recorded in 2003 with $206,000 from crop insurance and $40,000 from the settlement of a written off receivable.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance. Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998. The gross income tax was $129,000 in 2005, $5,000 in 2004, and $42,000 in 2003.

Liquidity and Capital Resources

Net cash provided by operations was $1.9 million in 2005 an increase of approximately $1.6 million compared to 2004. Net cash provided by operations was $368,000 in 2004 a decrease of approximately $2.0 million compared to 2003. Net cash provided by operations was $2.3 million in 2003.

At December 31, 2005 the Partnership’s working capital was $3.4 million and it current ratio was 1.59 to 1, compared to $2.9 million and 1.63 to 1 in 2004. In 2004 the Partnership’s working capital was $2.9 million and its current ratio was 1.63 to 1, compared to $4.2 million and 2.55 to 1 in 2003. In 2005 the increase in working capital compared to 2004 was result of higher revenue and lower general and administrative costs. In 2004 the decrease in working capital compared to 2003 was a result of lower revenue and higher general and administrative costs. In 2003 the increase in working capital compared to 2002 was a result of higher revenue, higher interest and other income, lower general and administrative costs, and lower interest costs.

The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2004 except for its Debt Coverage Ratio. The lender has provided a waiver to the loan covenants for the fourth quarter 2004. The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2005.

Capital expenditures in 2005, 2004 and 2003 were $83,000, $172,000 and $20,000, respectively. The increase in 2005 was the result of computer purchases and modifications to farming equipment. The increase in 2004 was the result of purchases by the Partnership of expiring leases. Capital expenditures planned for 2006 are less than $500,000 and are expected to be financed by way of new equipment leases, either capital or operating leases.

Macadamia nut farming is seasonal, with production peaking late in the fall. However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2008. At December 31, 2005 the Partnership had a cash balance of $378,000 and line of credit drawings outstanding of $2,900,000. At December 31, 2004 the Partnership had a cash balance of $196,000 and line of credit drawings outstanding of $2,200,000. The cash balance was $36,000 at the end of 2003, and the line of credit drawings were $400,000 at December 31, 2003.

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

 Legal Proceedings

As reported on August 13, 2004, in the Quarterly Report on Form 10-Q of ML Macadamia Orchards, L.P. (the “Partnership”) for its fiscal quarter ended June 30, 2004, the Partnership and several independent growers filed suit against Mauna Loa Macadamia Nut Corporation in the Circuit Court of the Third Judicial Circuit of the State of Hawaii in Hilo, alleging that the proposed acquisition by Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) of the assets of Mauna Loa’s major competitor, Mac Farms of Hawaii, LLC (“Mac Farms”), would give Mauna Loa a monopoly over the supply and processing of wet-in-shell macadamia nuts on the Island of Hawaii, which in turn would give Mauna Loa monopoly power over the growers and other processors on the Island of Hawaii and consumers of macadamia nuts in Hawaii and on the mainland United States. Hamakua Macadamia Nut Company, Inc. (“Hamakua”) subsequently filed its own lawsuit against Mauna Loa, which was then consolidated with the Partnership’s case.

On October 1, 2004, the Partnership, the independent growers and Hamakua entered into an agreement with Mauna Loa whereby Mauna Loa terminated its agreement to acquire the assets of Mac Farms, and the Partnership, the independent growers and Hamakua caused their lawsuits to be dismissed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates. The interest rates on the Partnership’s Credit Agreement, which are based on LIBOR (Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate), are adjusted periodically based on the Partnership’s election to fix interest rates for periods ranging from between three months and five years. As of December 31, 2005, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $16,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners’ capital, and cash flows, present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Honolulu, Hawaii

March 10, 2006

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$378	$196
Accounts receivable	8,433	7,092
Inventory of farming supplies	270	145
Other current assets	178	153
Total current assets	9,259	7,586
Land, orchards and equipment, net	48,722	50,810
Intangible assets, net	65	42
Total assets	$58,046	$58,438

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$434	$435
Short-term borrowings	2,900	2,200
Accounts payable	770	738
Cash distributions payable	375	379
Accrued payroll and benefits	935	873
Other current liabilities	416	30
Total current liabilities	5,830	4,655
Long-term debt	1,600	2,034
Deferred income tax liability	1,227	1,207
Total liabilities	8,657	7,896
Commitments and contingencies
Partners’ capital
General partner	81	505
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	49,308	50,037
Total partners’ capital	49,389	50,542
Total liabilities and partners’ capital	$58,046	$58,438

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements

(in thousands, except per unit data)

	2005	2004	2003
Macadamia nut sales	$12,684	$9,414	$10,459
Contract farming revenue	4,694	4,251	4,967
Total revenues	17,378	13,665	15,426
Cost of goods and services sold
Costs of macadamia nut sales	10,202	9,667	9,712
Costs of contract farming services	4,274	3,860	4,511
Total cost of goods and services sold	14,476	13,527	14,223
Gross income	2,902	138	1,203
General and administrative expenses
Costs expensed under management agreement with related party	—	177	204
Legal fees paid to related party	32	495	33
Other	1,563	971	924
Total general and administrative expenses	1,595	1,643	1,161
Extinguishment of management agreement	(326)	—	—
Operating income (loss)	981	(1,505)	42
Interest expense	(237)	(182)	(203)
Interest income	5	11	12
Other income	151	32	260
Income (loss) before tax	900	(1,644)	111
Income tax expense	(129)	(5)	(42)
Net income (loss)	$771	$(1,649)	$69

Net cash flow (as defined in the Partnership Agreement)	$2,501	$466	$2,157

Net income (loss) per Class A Unit	$0.10	$(0.22)	$0.01

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.33	$0.06	$0.28

Cash distributions per Class A Unit	$0.20	$0.20	$0.16

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	2005	2004	2003

Partners’ capital at beginning of period:
General partner	$505	$537	$549
Class A limited partners	50,037	53,169	54,300
	50,542	53,706	54,849

Acquisition of ML Resources, Inc.	(424)	—	—
	(424)	53,706	54,849

Allocation of net income (loss):
General partner	—	(17)	1
Class A limited partners	771	(1,632)	68
	771	(1,649)	69

Cash distributions:
General partner	—	15	13
Class A limited partners	1,500	1,500	1,199
	1,500	1,515	1,212

Partners’ capital at end of period:
General partner	81	505	537
Class A limited partners	49,308	50,037	53,169
	$49,389	$50,542	$53,706

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Cash received for goods and services	$16,795	$13,947	$15,433
Cash paid to suppliers and employees	(14,568)	(13,393)	(12,973)
Income tax paid	(82)	(15)	—
Interest received	5	11	5
Interest paid	(237)	(182)	(203)
Net cash provided by operating activities	1,913	368	2,262

Cash flows from investing activities:
Proceeds from sale of equipment	14	—	—
Capital expenditures	(83)	(172)	(20)
Net cash used in investing activities	(69)	(20)	(20)

Cash flows from financing activities:
Proceeds from drawings on line of credit	8,800	5,400	3,800
Repayment of long term debt	(400)	(400)	(400)
Repayment of line of credit	(8,100)	(3,600)	(4,200)
Loan cost	—	(20)	—
Acquisition of general partner’s units	(424)	—	—
Capital lease payments	(35)	(52)	(73)
Cash distributions paid	(1,503)	(1,364)	(1,364)
Net cash provided by (used in) financing activities	(1,662)	(36)	(2,237)

Net increase (decrease) in cash	182	160	5
Cash at beginning of period	196	36	31
Cash at end of period	$378	$196	$36

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$771	$(1,649)	$69
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,165	2,571	2,563
Increase in accounts receivable	(1,341)	(566)	(869)
(Increase) decrease in inventories	(125)	(4)	17
(Increase) decrease in other current assets	(25)	(10)	48
Increase in other assets	(32)	(7)	—
Increase in accounts payable	32	245	93
Increase in accrued payroll	62	26	105
Increase (decrease) in current liabilities	386	(231)	240
Deferred income tax expense (credit)	20	(7)	(4)
Total adjustments	1,142	2,017	2,193
Net cash provided by operating activities	$1,913	$368	$2,262

Supplemental schedule of noncash financing activities
Distributions declared but not paid	$375	$379	$227

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

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. (“MLR”). On January 6, 2005, the stock of ML Resources, Inc. was purchased by the Partnership for $750,000 in cash. The transaction was accounted for as an asset purchase as opposed to a business combination since MLR had no substantive operations and its principal purpose was to own and hold 75,757 general partner units of the Partnership. The acquisition of the general partner units held by MLR results in the Class A limited partners effectively owning 100% of the Partnership.

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

(b)                 Financial Instruments.        The fair value of the line of credit and a portion of the long-term financial instruments is approximately the carrying value as they have variable interest rates. The remaining portion of the long-term financial instrument has a fixed rate and the fair value compared to carrying value is disclosed.

(c)                 Consolidation. The consolidated financial statements include the accounts of the Partnership and for 2005, ML Resources, Inc. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(d)                 Farming Costs. In accordance with industry practice in Hawaii, orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

(e)                 Inventory. Supplies inventory is relieved on an average cost basis to cost of farming expense as used.

(f)                   Land, Orchards and Equipment. Land, orchards and equipment are reported at cost, net of accumulated depreciation and amortization. Net farming costs for any “developing” orchards are capitalized on the balance sheet until revenues from that orchard exceed expenses for that orchard (or nine years after planting, if earlier).

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

Repairs and maintenance costs are expensed unless they exceed $5,000 and extend the useful life beyond the depreciable life.

(g)                Income Taxes. The accompanying income statements do not include a provision for corporate income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners. Neither the Partnership’s financial reporting income nor the cash distributions to unit holders can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners.

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

(f)                   Revenue. Macadamia nut sales are recognized when nuts are delivered to the buyer. Contract farming revenue and administrative services revenues are recognized in the period that such services are provided.

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

Management evaluates the performance of each segment on the basis of operating income. The Partnership accounts for intersegment sales and transfers at cost and are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

(1)  Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound and pounds produced.

(a)  Nut Purchase Contracts. The Partnership is a party to five nut purchase contracts with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”). The five nut purchase contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, October 1989, September 1991, and May 2000 respectively. The first two contracts terminate December 31, 2006, while the third contract terminates June 30, 2019 and also provides for the exclusion of unusable nuts from those purchased by Mauna Loa. The first three contracts are identical in all other material respects. The fourth contract was acquired by assignment with the purchase of the September 1991 orchard and expired June 30, 2003. A new contract was negotiated and replaces the fourth contract with a termination date of December 31, 2006. The new fourth contract has a fixed nut price of $0.60 per wet in shell (WIS) @25% pound with adjustment if usable nuts deduction is less than 10% or greater than 13%. The fifth contract was acquired by assignment with the purchase of the May 2000 orchards and terminates December 31, 2006. The fifth contract is similar to the first three contracts and also provides for the exclusion of unusable nuts. The first three contracts use a pricing formula based 50% on a two-year trailing average of the macadamia nut price published annually by the U.S. Department of Agriculture (“USDA”) and 50% on Mauna Loa’s “netback component”. The netback component is calculated by subtracting Mauna Loa’s processing and marketing costs per pound and a “capital charge” of 20% from its nut revenues per pound. The fifth contract uses only the USDA two-year trailing average to determine its nut price. The nut price paid to the Partnership under the first two contracts was $0.4816 in 2003, $0.4954 in 2004, and $0.5548 in 2005. The average nut price paid to the Partnership under the third contract was $0.4789 in 2003, $0.4945 in 2004, and $0.5525 in 2005. The average nut price paid to the Partnership under the fourth nut price contract was $0.6000 for 2003, $0.6000 in 2004, and $0.6000 in 2005. The nut price paid to the Partnership under the fifth contract was $0.5660 for 2003, $0.5560 in 2004, and $0.5610 in 2005.

In 2005 the Partnership received payment for the difference between the 2004 audited nut price and estimated 2004 nut price in the amount of $576,000. Mauna Loa and the Partnership reached agreement of the nuts the Partnership delivered to Mac Farms of Hawaii in 2004, which was reserved for in 2004 in the amount of $118,000. The Partnership recorded $60,000 of nut revenue in 2005 from the 2004 reserve.

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

On January 5, 2006, a new nut purchase contract was signed with Purdyco International, Ltd. dba Island Princess for the delivery of approximately two million WIS pounds, effective January 1, 2007. The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia. Refer to Exhibit 10.55 on page 57.

On January 6, 2006, a new nut purchase contract was signed with Mac Farms of Hawaii, LLC for the delivery of between four and one-half million and five and one-half million WIS pounds, effective

January 1, 2007. The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia. Refer to Exhibit 10.54 on page 57.

(b)  Husking Activities   Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility. The Partnership has exercised its option to continue leasing the husking facility from Mauna Loa through December 31, 2006. Reimbursements made to Mauna Loa were $522,000 in 2003, $440,000 in 2004, and $603,000 in 2005.

(c)  Stabilization Payments.   In December 1986, the Partnership acquired a 266-acre orchard that was several years younger than its other orchards. Because of the relative immaturity of the newer orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

Accordingly, the seller of this orchard (KACI) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of a target cash flow level of $507,000. Stabilization payments for a given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for the $1.2 million in stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard. As a result, the payments will be reflected in the Partnership’s net income ratably through 2019 as a reduction to depreciation for this orchard.

In return, the Partnership is obligated to pay KACI 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay KACI 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent. No additional rent was due in 2003, 2004, or 2005.

(d)  Cash Flow Warranty Payments. In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership’s other orchards. Their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership’s older orchards.

Accordingly, the sellers of these orchards (subsidiaries of CBCL) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow (as defined) from these orchards fell short of a cash flow target level. Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for the $13.8 million received in cash flow warranty payments as reductions in the cost basis of the orchards. As a result, these payments will be reflected in the Partnership’s net income ratably through 2030 as reductions to depreciation for these orchards.

(2)  The farming segment’s revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the period ended December 31, 2005, 2004 and 2003.

Segment Reporting for the Year ended December 31, 2005 (in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total

Revenues	$12,684	$12,131	$(7,437)	$17,378
Composition of Intersegment revenues	—	7,437	—	7,437
Operating income (loss)	377	604	—	981
Depreciation expense	1,949	216	—	2,165
Segment assets	52,206	5,840	—	58,046
Expenditures for property and equipment	51	32	—	83

Segment Reporting for the Year ended December 31, 2004 (in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total

Revenues	$9,414	$9,502	$(5,251)	$13,665
Composition of Intersegment revenues	—	5,251	—	5,251
Operating income (loss)	(1,684)	179	—	(1,505)
Depreciation expense	1,671	900	—	2,571
Segment assets	52,984	5,454	—	58,438
Expenditures for property and equipment	76	96	—	172

Segment Reporting for the Year ended December 31, 2003 (in thousands)

	Owned Orchards	Contract Farming	Intersegment Elimination	Total

Revenues	$10,459	$10,778	$(5,811)	$15,426
Composition of Intersegment revenues	—	5,811	—	5,811
Operating income (loss)	(156)	198	—	42
Depreciation expense	1,644	919	—	2,563
Segment assets	55,070	4,999	—	60,069
Expenditures for property and equipment	—	20	—	20

(4) RELATED PARTY TRANSACTIONS

(a) Management Costs and Fee. On January 6, 2005 the Partnership purchased the stock of the managing partner MLR. As a result of the transaction, MLR’s operations have been included in the Partnership’s consolidated financial statements beginning with the first quarter of 2005. The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership’s operating cash flow (as defined) in 2003 and 2004. The management fee is eliminated in consolidation in 2005. Those reimbursable costs totaled $160,000 in 2003 and $168,000 in 2004. The managing general partner earned a management fee of $44,000 in 2003 and $9,000 in 2004.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels. The incentive fee would be eliminated in consolidation in 2005. No incentive fee was earned in 2003, 2004 or 2005.

(b) Legal Services. The Partnership paid $134,000, $495,000 and $33,000 in legal fees in 2005, 2004 and 2003, respectively. A Director of the Partnership is a former partner and currently of counsel to one of the law firms used by the Partnership. The Partnership paid said law firm $32,000 of the $134,000 in 2005, $495,000 in 2004 and $33,000 in 2003.

(c) Management Services Contract. The Partnership provides administrative services to D. Buyers Enterprises, LLC (“DBE”) for which it was compensated $98,000 in 2003, $104,000 in 2004 and $102,000 in 2005. DBE owned the stock of the Partnership’s general partner until January 2005.

(d) Office Lease. Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff from DBE, which was the owner of the General Partner until January 2005. The lease amount was $90,000 in 2005, 2004 and 2003.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2005	2004	2003
Gross revenues	$17,534	$13,708	$15,698
Less:
Farming costs	12,311	10,951	11,618
Administrative costs	1,595	1,643	1,161
Extinguishment of management agreement	326	—	—
Income tax	129	5	42
Payments of principal and interest	672	634	676
Operating cash flow	2,501	475	2,201
Less:
Management fee	0	9	44
Net cash flow (as defined in the Partnership Agreement)	$2,501	$466	$2,157

This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit. No management fee is recorded in 2005 as the Partnership purchased the stock of the managing partner MLR in January 2005 and the management fee is eliminated in consolidation.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2005 and 2004 (000’s):

	2005	2004
Land	$8,168	$8,168
Improvements	1,074	1,074
Machinery and equipment	5,107	5,156
Irrigation well and equipment	1,155	1,155
Producing orchards	67,267	67,267
Capital leases	161	161
Land, orchards and equipment (gross)	82,932	82,981
Less accumulated depreciation and amortization	34,210	32,171

Land, orchards and equipment (net)	$48,722	$50,810

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

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2005 and 2004, the Partnership’s long-term debt comprises (000’s):

	2005	2004
Term debt	$2,000	$2,400
Other	34	69
	2,034	2,469
Current portion	434	435
	$1,600	$2,034

On May 2, 2000 the Partnership entered into a new credit agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit Capital Markets) comprised of a $5 million revolving line of credit and a $4 million promissory note.

The line of credit expires on May 1, 2008. Drawings on the line of credit bear interest at the prime lending rate. From and after the first anniversary date, the Partnership is required to pay a facility fee of

0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit. The Partnership, at its option, may make prepayments without penalty.

Drawings outstanding on the line of credit at December 31, 2005 amounted to $2,900,000, with interest at 7.50% and drawings outstanding at December 31, 2004 amounted to $2,200,000, with interest at 5.25%.

At December 31, 2005, the outstanding balance on the promissory note amounted to $2.0 million. The note is scheduled to mature in 2010 and bears interest at rates ranging from 6.37% to 7.77%. Principal payments are due annually on May 2 in the amount of $400,000.

The estimated fair values of the Partnership’s financial instrument has been determined by estimated market price of 6.75% using a life equal to that remaining on the current financial instrument. The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,150	$1,004	$1,350	$1,127

Of the total $2.0 million in 2005 and $2.4 million in 2004 the long–term debt of $850,000 and $1,050,000 in 2005 and 2004, respectively have short - term fixed rates that approximate fair value. The $1,150,000 and $1,350,000 in 2005 and 2004, respectively, have interest rates that are fixed over the remaining life of the debt.

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

4.               Minimum tangible net worth of $49.9 million (reduced by the amount of allowed cash distributions over net income).

5.               Maximum ratio of funded debt to capitalization of 20%.

6.               Minimum debt coverage ratio of 2.5 to 1.

At December 31, 2005, the Partnership’s working capital was $3.4 million and its current ratio 1.59 to 1. The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2004 except the debt coverage ratio which was waived by the lender for the fourth quarter 2004. Had the lender not waived the restriction the Partnership would have been restricted in its ability to pay distributions to the limited partners. The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2005.

Capital and Operating Leases. The Partnership has capital and operating leases for equipment and operating leases for land. The capital and operating leases for equipment are four to five year leases.

Land Leases. The partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases which expire through dates ending 2045. Operating leases provide for changes in minimum rent based on fair value at certain points in time. Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels. Those contingent lease payments totaled $14,000 in 2003, $18,000 in 2004, and $19,000 in 2005. Total lease rent for all operating leases was $157,000 in 2003, $150,000 in 2004, and $147,000 in 2005.

Equipment Operating Leases. The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester. The operating lease cost was $249,000, $285,000 and $214,000 in 2005, 2004 and 2003, respectively.

Contractual obligations for the Partnership are detailed in the following(000’s):

	Total	2006	2007	2008	2009	2010	Remaining
Contractual Obligations
Long-Term Debt	$2,000	$400	$400	$400	$400	$400	$—
Capital Lease Obligations	34	34	—	—	—	—	—
Operating Leases	3,809	375	331	270	184	146	2,503
LOC Debt	2,900	2,900
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities off The Registrant’s Balance Sheet under GAAP	—	—	—	—	—	—	—
Total	$8,743	$3,709	$731	$670	$584	$546	$2,503

(8) INCOME TAXES

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 were as follows (000’s):

	2005	2004	2003
Currently payable	$109	$12	$46
Deferred	20	(7)	(4)
	$129	$5	$42

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income for the years ended December 31, 2005, 2004 and 2003.

The components of the net deferred tax liability reported on the balance sheet as of December 31, 2005 and 2004 are as follows (000’s):

	2005	2004
Deferred tax liabilities:
Financial statement bases of land, orchards, inventory and equipment is greater than tax bases	$717	$658
Financial statement bases of capitalized leases, long- term debt on capitalized leases and interest expense on capitalized leases is greater than tax bases	(4)	38
Excess of tax depreciation over financial statement depreciation	514	511
	$1,227	$1,207

(9) PENSION PLAN

The Company established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000. The plan covers employees that are members of a union bargaining unit. The projected benefit obligation includes the obligation for the employees of their previous employer that became Company employees.

The Company’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974.

The components of net pension cost for the years ended December 31, 2005, 2004, and 2003 were as follows (000’s):

	2005	2004	2003
Service cost	$57	$56	$61
Interest cost	23	21	16
Expected return on assets	(19)	(15)	(12)
Amortization of unrecognized losses and prior service costs	7	7	7
	$68	$69	$72

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2005, 2004, 2003 to the funded status of the plan and the amounts recognized in the balance sheets at December 31, 2005, 2004, 2003.

	(000’s)
	2005	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$411	$357	$277
Service cost	57	56	61
Interest cost	23	21	16
Actuarial (gain) or loss	35	(12)	11
Benefits paid	(8)	(11)	(8)
Projected benefit obligation at end of year	518	411	357

Change in plan assets:
Fair value of plan assets at beginning of year	205	169	122
Actual return on plan assets	10	3	13
Employer contribution	51	44	42
Benefits paid	(8)	(11)	(8)
Fair value of plan assets at end of year	258	205	169

Funded status	(261)	(206)	(188)
Unrecognized prior service cost	62	69	75
Unrecognized net loss	89	44	45
Net amount recognized	$(110)	$(93)	$(68)

Amounts recognized in the balance sheets consist of:

Accrued pension liability	(152)	(103)	(72)
Intangible asset	42	10	4
Net amount recognized	$(110)	$(93)	$(68)

The accumulated benefit obligation at December 31, 2005, 2004, and 2003 amounted to $410,000, $308,000 and $241,000, respectively. During 2005, the projected benefit obligation increased by $107,000 and the accumulated benefit obligation increased by $102,000. At December 31, 2005 the accumulated benefit obligation related to the Partnership’s pension plan exceeded the fair value of the pension plan assets by $152,000.

U.S. pension accounting standards require the recognition of a minimum liability equal to the excess, if any, of the accumulated benefit obligation over plan assets. The computation of the required minimum liability and the additional minimum liability at December 31, 2005 and 2004 is shown below:

	2005	2004

Accumulated benefit obligation	$410	$308
Fair value of plan assets	258	205
Required minimum liability	152	103
Liability recognized for accrued benefit cost	(110)	93
Additional minimum liability	$42	$10

The additional minimum liability at December 31, 2005 and December 31, 2004 was $42,000 and $10,000, respectively. The additional minimum liability was recognized by the establishment of an intangible asset.

Experience gains and losses are amortized over the average future service period of employees.

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2005, 2004 and 2003 and the net periodic pension cost for the years then ended are as follows:

	2005	2004	2003
Pension benefit obligation:
Discount rate	5.50%	5.75%	6.00%
Compensation increases	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	5.75%	6.00%	6.50%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	8.50%	8.50%	8.50%

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired target asset mix. The funds are invested in stock mutual funds, fixed income mutual funds and money market funds. Evaluation of the actual asset mix is evaluated on a quarterly basis and adjusted if required to maintain the desired target mix. Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation.

The plan’s asset allocation percentages at December 31, 2005 and 2004 were as follows:

	2005	2004
Pooled fixed income funds	21.00%	20.00%
Money market funds	16.00%	20.00%
Stock mutual funds	63.00%	60.00%
Total	100.00%	100.00%

The Partnership expects to contribute approximately $49,000 to the plan in 2006.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,

2006	$5,400
2007	8,156
2008	8,020
2009	11,130
2010	16,461
2011-2015	113,235

(10)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to 25% of their salary, subject to annual limits. The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees. During the years ended December 31, 2005, 2004 and 2003, Partnership matching contributions were $29,000, $27,000 and $26,000, respectively.

(11)  SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees. Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits. During the years ended December 31, 2005, 2004, and 2003 defined contributions were $96,000, $98,000 and $77,000, respectively.

(12) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2005, 2004, and 2003 (000’s omitted except per unit data):

	Revenues	Gross Income (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2005
1st Quarter	$3,056	$627	$(27)	$(0.00)
2nd Quarter	1,501	218	26	0.00
3rd Quarter	3,737	608	118	0.02
4th Quarter	9,084	1,449	654	0.09
2004
1st Quarter	$2,052	$208	$(95)	$(0.01)
2nd Quarter	787	140	(161)	(0.02)
3rd Quarter	3,275	(67)	(817)	(0.11)
4th Quarter	7,551	(143)	(576)	(0.08)

2003
1st Quarter	$2,305	$215	$(143)	$(0.02)
2nd Quarter	1,108	68	(185)	(0.02)
3rd Quarter	5,176	100	(9)	0.00
4th Quarter	6,837	820	406	0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this Annual Report on Form 10-K, we carried out the evaluation required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended. The Partnership’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods specified in the rules and forms of the Securities and Exchange Commission.

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

A.            Identification of Directors

James H. Case. 85 years old; director of Managing Partner since 1986; member of the Audit Committee until March 2005; member of Nominating, Compensation and Corporate Governance Committees since March 2005; of counsel to the law firm of Carlsmith Ball; not an employee, officer, or director of any CBCL or DBE affiliate.

John K. Kai. 40 years old; director of the Managing Partner since June 2004; member of the Audit, Nominating, Compensation and Corporate Governance Committees since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of Linsco / Private Ledger; not an employee, officer, or director of any CBCL or DBE affiliate.

James S. Kendrick. 58 years old; director of Managing Partner since June 2005; Executive at Mauna Loa Macadamia Nut Corporation from 1991 to 1998.

E. Alan Kennett. 62 years old; director of Managing Partner since June 2005; President and CEO of Gay and Robinson Sugar Company, Inc.

Jeffrey M. Kissel. 56 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005; CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

David McClain. 59 years old; director since September 2000 and member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner; chairman of the Audit Committee since March 2005; not an employee, officer, or director of any CBCL or DBE affiliate.

Dennis J. Simonis. 49 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. Chief Financial Officer of DBE from August 2001, and President of DBE from October, 2005.

B. Identification of Executive Officers of the Managing Partner

Dennis J. Simonis. 49 years old; president of Managing Partner since August 2001; and chief executive officer since December 2004; president of D. Buyers Enterprises, LLC; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly executive vice president and chief operating officer of Mauna Loa.

Randolph H. Cabral. 53 years old; senior vice president and orchard manager of Managing Partner since May 2000; not otherwise an employee, officer, or director of any CBCL affiliate. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux. 59 years old; chief financial officer of Managing Partner since August 2001; controller of DBE; not otherwise an employee, officer, or director of any CBCL affiliate.

C.            Identification of Certain Significant Employees

Not applicable

D. Family Relationships

Not applicable

E. Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

James H. Case. Mr. Case is of counsel to the Hawaii law firm of Carlsmith Ball. Mr. Case graduated with an A.B. from Williams College and received a J.D. from Harvard Law School. He became associated with the Carlsmith law firm in 1951 and became a partner in 1959. He has served on the boards of directors of Hamakua Sugar Company, Inc., InterIsland Resorts, Ltd., Pacific Club, Central Union Church, Hanahauoli School, and Arcadia Retirement Residence. He resides in Honolulu, Hawaii.

John K. Kai. Mr. Kai has served as a director since June 2004. Mr. Kai is president of Pinnacle Investment Group, LLC and Pinnacle Media Group, LLC, and branch manager and investment representative of Linsco / Private Ledger. Mr. Kai was the resident manager of the Hilo office of Paine Webber, Inc. and was with Merrill Lynch prior. Mr. Kai is a graduate of Sacramento City College and attended the University of the Pacific from 1983 to 1985. Mr. Kai served on the Board of Regents of the University of Hawaii and was a director of the Research Corporation of the University of Hawaii, the Hawaii Island Portuguese Chamber of Commerce and has served on several nonprofit boards in Hawaii. He resides in Hilo, Hawaii.

James S. Kendrick. Mr. Kendrick has over 36 years of experience in the food processing industry and is currently a consultant to various food companies. Mr. Kendrick held executive positions at Mauna Loa Macadamia Nut Corporation from 1991 to 1998, including Executive Vice President of Operations and President. Between 1978 and 1983, he was the Manager of the Honolulu Dole Pineapple cannery. Mr. Kendrick worked for Kraft Foods as an engineer. He is a graduate of Northern Illinois University and Cornell’s Executive Development Program. He has been active in the Hawaii Macadamia Nut Association and currently resides in Naples, Florida.

E. Alan Kennett. Mr. Kennett has worked in various executive capacities in the agriculture sector for over 40 years and currently is the President and Chief Executive Officer of Gay and Robinson Sugar Company, Inc. on Kauai, Hawaii. He held various positions in the Hawaii sugar industry with C. Brewer and Co., Ltd. Between 1976 and 1994. Prior to 1976, Mr. Kennett managed sugar operations in Africa, the United Kingdom and the West Indies. He is a graduate of Walton Technical College and the Liverpool College of Technology and Completed Cornell’s Executive Development Program. Mr. Kennett has been active in numerous Hawaii non-profit organizations and written several technical papers. He currently resides in Kaumakani, Kauai, Hawaii.

Jeffrey M. Kissel. Mr. Kissel is the Vice Chairman and Chief Strategy Officer of Primoris Corporation, a $350 million specialty contractor. He was the Chief Financial Officer for Earth Tech Inc. from 2003 to 2005, a $1.5 billion global engineering and construction company specializing in water treatment, and has held various financial executive positions in publicly traded companies since 1974. From 1997 to 2003, Mr. Kissel was employed by URS Corporation as a vice president of planning and budgeting, and served as Chief Financial Officer for several URS Corporation divisions. Mr. Kissel was President and principal shareholder of Hawaiian Communications between 1992 and 1997. Prior to 1992 he worked with Tesoro, AON and Challenger Petroleum in the energy industry. He has a B.B.A. and M.B.A. from the University of Hawaii and currently resides in California and Hawaii.

David McClain. Dr. McClain was appointed as the President of the 10-campus University of Hawai’i System effective March 2006, having served as Interim President from August 15, 2004, and Vice President for Academic Affairs of the UH System from July 1, 2003. From 2000 until 2003 he was the Dean of the College of Business Administration at the University of Hawaii at Mnoa, as well as First Hawaiian Bank Distinguished Professor of Leadership and Management; he was also Interim Vice President for Research of the University of Hawaii System from February to September 2003. Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions. Dr. McClain is a director of First Insurance Company, and serves as a member of several nonprofit boards in Hawaii. He earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968. Dr. McClain has taught at Massachusetts Institute of Technology’s Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter, and headed international economic information services for Data Resources, Inc. He resides in Honolulu, Hawaii.

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

Executive Session. The executive session, a meeting of non-management directors, is presided over by James Case who can be communicated with by e-mail at jcase@carlsmith.com.

Audit Committee. Effective March 7, 2005, James Case resigned from the Audit Committee. At the March 9, 2005 Board of Directors meeting Dr. David McClain was appointed chairman and John Kai was appointed a member of the Audit Committee. At the June 5, 2005 Board of Directors meeting Mr. Jeffrey Kissel was appointed to the Audit Committee and replaced Dr. Hook. The Audit Committee of ML Resources, Inc. is currently comprised of three members, Chairman Dr. David McClain, Jeffrey Kissel and John Kai. The members of the Compensation Committee, Nominating Committee and Corporate

Governance Committee are James Case, Dr. David McClain, Jeffrey Kissel and John Kai. The Board of Directors has determined that each member of the Audit Committee is independent in accordance with SEC Rule 10-A-3 and New York Stock Exchange independence standards, and each member is financially literate, and Mr. Kissel qualifies as a financial expert. The Audit Committee met four times in 2005 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest. All members were in attendance at each quarterly meeting.

Audit Committee Charter. The Audit Committee Charter is available by request or on the Partnership’s website at www.mlmacadamia.com .

Audit Committee Pre-Approval Policy. The Audit Committee Pre-Approval Policy is available by request or on the Partnership’s website.

Ethics. The “Code of Business Conduct and Ethics” is available by request or on the Partnership’s website.

Corporate Governance Guidelines. The Corporate Governance Guidelines are available by request or on the Partnership’s website.

Nominating Committee. The Partnership formed a Nominating Committee and the charter was adopted in May 2005. The members of the Nominating Committee are independent under Section 15A(a) of the Exchange Act. Unit Holders may recommend candidates for the Board of Directors by submitting such recommendation in writing to Partnership. The minimum qualifications required for a Director of the Partnership, whether submitted by the Nominating Committee or a Unit Holder, are (1) professional qualification, (2) number of other boards on which the candidate serves, (3) other business and professional commitments, (4) the need of the Board of Directors for having certain skills and experience, and (5) the diversity of the directors then comprising the Board. The Nominating Committee shall evaluate a candidate based upon the qualifications described above, based upon a written resume and then the CEO and Nominating Committee will interview the candidate. The Nominating Committee shall determine whether or not to recommend the candidate to the Board of Directors. The Nominating Committee Charter is available by request or on the Partnership’s website.

Compensation Committee. The Partnership formed a Compensation Committee and the charter was adopted in May 2005. The Compensation Committee Charter is available by request or on the Partnership’s website.

F.              Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant. Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2005.

ITEM 11. EXECUTIVE COMPENSATION

A.            Summary Compensation Table

The Partnership is managed by the managing general partner. All costs of managing the Partnership are reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement. The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2005, 2004 and, 2003. There were no long- term compensation awards or payouts during those years.

Name and Principal Position		Annual Compensation
	Year	Salary	Bonus	Other
Dennis J. Simonis	2005	225,000	134,800	19,000
President and chief executive officer	2004	171,000	—	15,750
	2003	164,000	91,400	15,000

Randolph H. Cabral	2005	125,000	53,500	—
Senior vice president	2004	111,000	—	—
	2003	106,250	42,300	—

Wayne W. Roumagoux	2005	110,000	37,700	—
Chief financial officer	2004	92,000	—	—
	2003	82,000	26,100	—

B. No Option, SAR, Long-term Incentive or Pension Plans

Neither the Managing Partner nor the Partnership presently has option plans, SAR plans, or long-term incentive plans. All salaried employees participate in defined contribution plan and other benefit plans administered by the Partnership. The officers of the Managing Partner are employees of the Partnership, which does not have a defined benefit plan for non-bargaining employees. As such, neither the Managing Partner nor the Partnership are responsible for making any payments on the retirement of any of its present executive officers.

C. No Employment Contracts or Termination Agreements

The Managing Partner does not have any employment or severance agreements with any of its present executive officers. The president of the Partnership has an agreement, which provides for twelve months of severance pay in the event of termination without just cause.

D. Compensation of Executive Officers

Executive compensation is reviewed and determined by the Compensation Committee and recommended to the Board of Directors which has approval responsibility. Mr. Simonis has served as its chief executive officer and president since December 2004, president since August 2001 and chief financial officer from May 2001 until August of 2001; Mr. Cabral, who has served as senior vice president and orchard manager since May 2000 and Mr. Roumagoux, who has served as chief financial officer since August of 2001. These officers’ salary and guideline bonus percentage are administered under the salary policies established and approved by the Board. Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net income and cash flow for the year. Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.

E. Director Compensation

Directors of the Managing Partner presently receive a quarterly retainer of $3,750 and a meeting fee of $1,000 per meeting. Members of the Managing Partner’s Audit and Conflicts Committee receive a meeting fee of $1,000 per meeting with the chairman of the Audit Committee receiving an additional $750 per meeting. There are no other agreements or arrangements between the Managing Partner and its directors.

F. Stock Performance Chart

The following chart compares the Partnership’s total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.

CUMULATIVE TOTAL RETURN
Based upon an initial Investment of $100 on December 31, 2000 with dividends reinvested

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2005, and subsequent to that date to the date of this report, (i) one person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the beneficial owner of more than 5% of the Class A Units as of December 31, 2005.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

Ebrahimi Family Group	918,200	12%

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2005.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

Randolph H. Cabral	100	*
James H. Case (1)	8,000	*
John K. Kai	100	*
James S. Kendrick	—	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	1,016	*
David McClain	—	*
Dennis J. Simonis	—	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (9 persons)	9,216	0.1%

*Less than 1%

(1)                    Beneficially owned by James H. Case pursuant to a self-directed retirement plan sponsored by Carlsmith Ball, a law firm in which Mr. Case is of counsel, and administered by Bank of Hawaii Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. General

The Managing Partner makes all decisions relating to the management of the Partnership. The Managing Partner, as such, has the duty to act in good faith and to manage the Partnership in a manner that is fair and reasonable to all unit holders. CBCL owned all of the capital stock of the Managing Partner until August 1, 2001, at which point the stock was sold to D. Buyers Enterprises, LLC (DBE). The Partnership purchased the Managing Partner interest from DBE in January, 2005.

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

The fifth contract uses only the USDA two-year trailing average to determine its nut price. The nut price paid to the Partnership under the first two contracts was $0.4816 for 2003, $0.4954 in 2004, and $0.5548 in 2005. The average nut price paid to the Partnership under the third contract was $0.4789 for 2003, $0.4945 in 2004 and $0.5525 in 2005. The average nut price paid to the Partnership under the fourth nut price contract was $0.5923 for 2003, $0.6000 in 2004, and was $0.6000 in 2005. The nut price paid to the Partnership under the fifth contract was $0.5660 for 2003, $0.5560 in 2004, and was $0.5610 in 2005.

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

On January 5, 2006, a new nut purchase contract was signed with Purdyco International, Ltd. dba Island Princess for the delivery of approximately two million WIS pounds, effective January 1, 2007. The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia. Refer to Exhibit 10.55 on page 57.

On January 6, 2006, a new nut purchase contract was signed with Mac Farms of Hawaii, LLC for the delivery of between four and one-half million and five and one-half million WIS pounds, effective January 1, 2007. The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia. Refer to Exhibit 10.54 on page 57.

4. Farming Contracts

Prior to the Partnership’s acquisition of the macadamia farming operations on May 1, 2000, the Partnership was a party to four farming contracts with the Ka’u and Mauna Kea Agribusiness Companies (“Agribusiness Companies”), that together covered all farming, harvesting and husking activities for the orchards acquired in June 1986, December 1986, October 1989 and September 1991, respectively. On May 1, 2000, the Partnership acquired the macadamia farming operations from the Agribusiness Companies.

The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts. Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility. Reimbursements made to Mauna Loa were $522,000 in 2003, $440,000 in 2004, and $603,000 in 2005.

5. Legal Fees

The Partnership paid $134,000, $495,000 and $33,000 in legal fees in 2005, 2004 and 2003, respectively. A Director of the Partnership is a former partner and currently of counsel to one of the law firms used by the Partnership and said firm was paid $32,000 in legal fees in 2005, $495,000 in 2004 and $33,000 in 2003. The additional legal fees were for services related to the legal suit to prevent Mauna Loa from acquiring the assets of MacFarms of Hawaii, LLC.

6. Management Fee

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership’s operating cash flow (as defined in the Partnership Agreement). Management cost reimbursements under the Partnership Agreement were $160,000 in 2003, and $168,000 in 2004. The management fee was $44,000 in 2003, and $9,000 in 2004. There was no management fee in 2005 as it is eliminated in consolidation.

7. Relationships with CBCL and DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo for its executive and accounting staff through the General Partner, which was owned by DBE until January 2005. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties. The Partnership provides administrative services to DBE for which it was compensated $98,000 in 2003, $104,000 in 2004, and $102,000 in 2005.

Mr. Case performs legal work for CBCL, and some of its subsidiaries. He is also a director of ML Resources, Inc. and performs legal work for the Partnership.

Mr. Simonis, President of ML Resources, Inc., an officer of the Partnership, and a director of ML Resources, Inc., and is a stockholder of CBCL.

The Partnership performs farming for a DBE company. This farming is treated in the same manner as all other farming contracts. In 2004 the amount billed was $15,000 of which $9,000 was due at December 31, 2004. In 2005 the amount billed was $16,000 of which $3,000 was due at December 31, 2005.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Audit Fees. Fees paid to the Independent Registered Public Accounting Firm during 2005, 2004 and 2003 for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q amounted to $64,000, $68,000 and $56,000, respectively. The audit fees for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q for the years ended December 31, 2005, 2004 and 2003, which were approved by Partnership’s audit committee amounted to $65,200, $61,000 and $58,000, respectively.

Audit Related Fees. Audit related fees paid to the Independent Registered Public Accounting Firm during 2005, 2004 and 2003 amounted to $10,000, $11,000 and $6,000, respectively.

Tax Fees. Fees paid to the Independent Registered Public Accounting Firm during 2005, 2004 and 2003 for tax preparation and related support services amounted to $250,000, $256,000 and $229,000, respectively.

All Other Fees. MLR acquisition costs of $13,000 and 10-K/A review costs of $30,000.

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

On March 16, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the 1st quarter 2005 distribution.

On March 16, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K/A, which included a copy of a press release issued by the Partnership setting forth the corrections to the press release for the 1st quarter distribution.

On May 6, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the 1st quarter ended March 31, 2005.

On August 10, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2005.

On November 7, 2005, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and nine months ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

By:	ML RESOURCES, INC.
(Managing General Partner)

By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer

Dated : March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature		Title

s/s	Dennis J. Simonis	President and Chief Executive Officer
	Dennis J. Simonis	Principal Executive Officer
Director

s/s	Wayne W. Roumagoux	Chief Financial Officer
	Wayne W. Roumagoux	(Principal Accounting Officer)

s/s	James H. Case	Director
James H. Case

s/s	John Kai	Director
John Kai

s/s	James S. Kendrick	Director
James S. Kendrick

s/s	E. Alan Kennett	Director
E. Alan Kennett

s/s	Jeffrey M. Kissel	Director
Jeffrey M. Kissel

s/s	Dr. David McClain	Director
Dr. David McClain

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes, Inc. (a)

2.2	Asset Purchase Agreement including Exhibits dated March 14, 2000 (g)

3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (c)

3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (c)

4.1	Depositary Agreement between Registrant, Manufacturers Hanover Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant. (c)

4.2	Form of Depositary Receipt. (c)

5.1	Legal Opinion of Counsel dated May 1, 2000 (g)

10.2	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986. (b)

10.3	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.4

Contribution Agreement among Mauna Loa Orchards, L.P. (“MLO”), Ka’u Agribusiness Co., Inc. (“KACI”), Mauna Kea Agribusiness Co., Inc. (“MKACI”), Mauna Kea Macadamia Orchards, Inc. (“MKMO”) and Mauna Loa dated as of July 1, 1989. (b)

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

10.10	Farming Lease between MKACI and MKMO dated as of July 1, 1989. (b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

Exhibit Number	Description
10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

Exhibit Number	Description
10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

Exhibit Number	Description
10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

11.1	Statement re: Computation of Net Income per Class A Unit.

31.1	Form of Rule 13a-14(a) [Section 302] Certification – Chief Executive Officer

31.2	Form of Rule 13a-14(a) [Section 302] Certification – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

(i)             Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K/A, Commission filed No. 001-9145, filed June 1, 2005.

(j)             Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission filed No. 0011-09145, filed January 9, 2006.