Form 10-Q
period 2006-03-31
ML MACADAMIA ORCHARDS L P
filed 2006-05-12
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

As of March 31, 2006, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2006	2005	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,491	$211	$378
Accounts receivable	1,841	3,344	8,433
Inventory of farming supplies	265	187	270
Deferred faming costs	1,400	549	—
Other current assets	199	283	178
Total current assets	5,196	4,574	9,259
Land, orchards and equipment, net	48,246	50,175	48,722
Intangible assets, net	63	40	65
Total assets	$53,505	$54,789	$58,046

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$425	$435	$434
Short-term borrowings	—	200	2,900
Accounts payable	193	108	770
Cash distributions payable	375	375	375
Accrued payroll and benefits	698	635	935
Other current liabilities	73	87	416
Total current liabilities	1,764	1,840	5,830
Long-term debt	1,600	2,026	1,600
Deferred income tax liability	1,227	1,207	1,227
Total liabilities	4,591	5,073	8,657
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	48,833	49,635	49,308
Total partners’ capital	48,914	49,716	49,389
Total liabilities and partners’ capital	$53,505	$54,789	$58,046

See accompanying notes to consolidated financial statements.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended March 31,
	2006	2005
Macadamia nut sales	$600	$2,168
Contract farming revenue	923	888
Total revenues	1,523	3,056
Cost of goods and services sold
Cost of macadamia nut sales	413	1,628
Cost of contract farming services	838	801
Total cost of goods and services sold	1,251	2,429
Gross income	272	627
General and administrative expenses
Costs expensed with related party	35	41
Other	294	217
Total general and administrative expenses	329	258
Extinguishment of management agreement	—	(326)
Operating income (loss)	(57)	43
Interest expense	(60)	(50)
Interest income	11	2
Other income	15	—
Loss before income taxes	(91)	(5)
Income tax expense	9	22
Net loss	$(100)	$(27)

Net cash flow (as defined in the Partnership Agreement)	$(7)	$329

Net income (loss) per Class A Unit	$(0.01)	$0.00

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.00	$0.04

Cash distributions per Class A Unit	$0.05	$0.05

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005

Partners’ capital at beginning of period:
General partner	$81	$505
Class A limited partners	49,308	50,037
	49,389	50,542

Acquisition of ML Resources, Inc.:
General partner	—	(424)
	—	(424)

Cash distributions:
General partner	—	—
Class A limited partners	(375)	(375)
	(375)	(375)

Allocation of net loss:
General partner	—	—
Class A limited partners	(100)	(27)
	(100)	(27)

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	48,833	49,635
	$48,914	$49,716

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Cash received from goods and services	$8,183	$7,138
Cash paid to suppliers and employees	(3,729)	(4,258)
Interest paid	(60)	(50)
Interest received	11	2
Net cash provided by operating activities	4,405	2,832

Cash flows from investing activities:
Acquisition of equipment	(8)	(7)
Net cash used in investing activities	(8)	(7)

Cash flows from financing activities:
Proceeds from drawings on line of credit	700	1,400
Repayment of line of credit	(3,600)	(3,400)
Acquisition of general partner’s units	—	(424)
Capital lease payments	(9)	(8)
Cash distributions paid	(375)	(378)
Net cash used in financing activities	(3,284)	(2,810)

Net increase in cash	1,113	15
Cash at beginning of period	378	196
Cash at end of period	$1,491	$211

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(100)	$(27)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103	362
Decrease in accounts receivable	6,592	3,632
Decrease (increase) in inventories	5	(42)
Increase in deferred farming costs	(1,017)	(268)
Increase in other current assets	(21)	(125)
Decrease in accounts payable	(577)	(517)
Decrease in accrued payroll and benefits	(236)	(237)
Increase (decrease) in other current liabilities	(344)	54
Total adjustments	4,504	2,859
Net cash provided by operating activities	$4,405	$2,832
Supplemental schedule of noncash financing activities Distributions declared but not paid	$375	$375

See accompanying notes to consolidated financial statements

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2006, March 31, 2005 and December 31, 2005 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements should be read in conjunction with the Financial Statements and the Notes to Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2005 Annual Report on Form 10-K.

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

(3)          CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and MLR. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

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

The following tables summarize each reportable segment’s operating income and assets as of and for the three-month periods ended March 31, 2006 and 2005.

Segment Reporting for the Three Months ended March 31, 2006

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total
Revenues	$600	$2,212	$(1,289)	$1,523
Composition of inter segment revenues	—	1,289	(1,289)	—
Operating income (loss)	(93)	36	—	(57)
Depreciation expense	69	34	—	103
Segment assets	46,759	6,746	—	53,505
Expenditures for property and equipment	8	—	—	8

Segment Reporting for the Three Months ended March 31, 2005

(in thousands)

	Owned Orchards	Contract Farming	Inter segment Elimination	Total
Revenues	$2,168	$2,330	$(1,442)	$3,056
Composition of inter segment revenues	—	1,442	(1,442)	—
Operating income (loss)	13	30	—	43
Depreciation expense	308	54	—	362
Segment assets	48,404	6,385	—	54,789
Expenditures for property and equipment	—	7	—	7

All revenues are from sources within the United States.

(5)          DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $1.4 million and $549,000 at March 31, 2006 and 2005, respectively. The increase in deferred farming costs was attributable to lower than expected production during the first quarter 2006 in comparison to 2005. Management anticipates a significant increase in production during the remainder of 2006 compared to 2005.

(6)          LONG-TERM DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008. Amounts drawn on the line bear interest at the prime lending rate. There were no amounts drawn on the line at March 31, 2006. The outstanding balance at March 31, 2005 amounted to $200,000.

In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010. Amounts outstanding under the promissory note agreement bear interest at rates from 6.37 percent to 7.77 percent. At March 31, 2006 and 2005, the outstanding balance under the promissory note agreement amounted to $2.0 million and $2.4 million, respectively

The credit agreements with American AgCredit, PCA, contain various financial covenants. The Partnership was in compliance with all debt covenants at March 31, 2006 and 2005.

Capital lease obligations related to leased equipment amounted to $25,000 and $35,000 at March 31, 2006 and 2005, respectively.

(7)          PARTNERS’ CAPITAL

Net income per Class A Unit is calculated by dividing 100% of Partnership net income by the average number of Class A Units outstanding for the period.

(8)          CASH DISTRIBUTIONS

On March 2, 2006, a first quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on May 15, 2006 to unit holders of record as of the close of business on March 31, 2006.

(9)          PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit. The Partnership’s funding policy is to contribute to the plan, an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits For the Three Months Ended March 31,
	2006	2005

Service cost	$14,817	$14,239
Interest cost	7,042	5,822
Expected return on assets	4,742	4,823
Amortization of unrecognized prior service costs	1,661	1,661
Amortization of unrecognized actuarial loss	741	51
Net periodic pension cost	$19,519	$16,950

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debts, estimated nut price, deferred farming costs, asset impairment, self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculation of financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodologies we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements.

Results of Operations

For the first quarter 2006, the Partnership incurred a net loss of $100,000 ($0.01 per Class A Unit) compared to a net loss of $27,000 ($0.00 per Class A Unit for the first quarter 2005).

The Partnership’s results of operation are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions. In general, nut production is highest during the third and fourth quarters of the fiscal year, with very low production in the first and second quarters. Unusual climactic conditions in 2004 and late 2005 resulted in higher than normal production in the first quarter of 2005 and lower than normal production in the first quarter of 2006. A 12% increase in the nut price received per pound helped to curb the net loss for the first quarter 2006. Although production in the first quarter of 2005 was higher, a $326,000 charge to expense was recorded for the extinguishment of the management agreement with MLR in January 2005, which was the principle reason for the $27,000 net loss.

Owned-orchard Segment

For the three-month periods ended March 31, 2006 and 2005, nut production, nut prices and nut revenues were as follows:

	For the Three Months Ended March 31,		Change
	2006	2005
Nuts harvested (000’s pounds Wet In Shell @25%)	998	3,887	-74%
Nut price (per pound)	$0.6010	$0.5360	+12%
Net nut sales ($000’s)	$600	2,085	-71%
Miscellaneous price adjustments (000’s)	—	83
Total nut sales ($000’s)	$600	2,168

Production for the first quarter 2006 was significantly less than the first quarter of 2005, and 71% less than the Partnership’s 10-year first quarter production average of 3.4 million pounds. The unusually low production during the first quarter 2006 was primarily attributable to a shorter than normal flowering period the result of drier weather conditions in the Ka’u region. The unusually high production in the first quarter of 2005 was primarily attributable to heavy rainfall during 2004, which caused nuts that historically would have fallen from trees during the fourth quarter of 2004 to fall during the first quarter 2005.

The increase in nut price was primarily attributable to an increase in the price estimate from Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for 2006.

The price that the Partnership receives for a majority of its nuts is determined by a formula based 50% on the current year processing and marketing results of Mauna Loa and 50% on USDA-reported macadamia nut prices for the two preceding years. The USDA portion for the current year will be higher than the previous year by approximately 15%. The Mauna Loa portion of the current year’s nut price is currently estimated to be slightly higher than 2005. However, the final nut price for the year will not be known until the completion of the year, when Mauna Loa’s books have been closed and audited and that portion of the nut price is determined. For the full year 2005 the actual average nut price received by the Partnership was 55.5¢ per pound; however the price is subject to an audit, which has not yet been completed for that year. Management does not expect any downward price adjustments to result from the finalization for the 2005 nut price audit.

Production costs are based on annualized standard unit costs for interim reporting purposes. Cost of goods sold (owned-orchard segment) for the first quarter of 2006 was 41¢ per pound harvested, which was comparable to 42¢ per pound for the first quarter of 2005.

Farming Segment

Farming service revenue and expense for the first quarter of 2006 increased slightly compared to the first quarter 2005. Farming service revenue for the first quarter of 2006 was $923,000 compared to $888,000 for the first quarter of 2005. The cost of services sold was $838,000 for the first quarter of 2006 compared to $801,000 for the first quarter of 2005, which included $34,000 and $54,000 of depreciation expense, respectively.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2006 were $328,000 compared to the first quarter of 2005 expenses of $258,000. The increase in expenses for the first quarter 2006 as compared to the first quarter 2005 was attributable to increased costs for Sarbanes-Oxley preparation, audit fees and board of directors fees offset by lower costs related to tax preparation services and SEC filings.

Other Income and Expenses

Interest expense increased by $10,000 during the first quarter of 2006 compared to the first quarter of 2005, primarily due to higher interest rates and a higher average outstanding balance on the revolving line of credit.

Interest income increased by $9,000 during the first quarter of 2006 compared to the first quarter of 2005, primarily due to higher interest rates and higher cash balances.

Other income for the first quarter of 2006 of $15,000 was primarily attributable to a distribution from American AgCredit, PCA.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $5 million revolving line of credit and a 10-year, $4 million term loan. The Credit Agreement contains certain restrictions, which are further discussed in Part II – Item 2 below.

At March 31, 2006 the Partnership had a cash balance of $1.5 million. Cash flows from operating activities totaled $4.4 million, which were used to pay distributions to unit holders, repay debt and operating expenses. At March 31, 2006 the Partnership’s working capital was $3.5 million and its current ratio 3.00 to 1, up from $2.7 million and 2.49 to 1 at March 31, 2005, primarily due to an increase in cash and deferred farming costs.

At March 31, 2006, the Partnership had $2.0 million in outstanding debt, comprised of $2.0 million, related to the term loan, and $25,000, related to capital lease obligations. At March 31, 2005, the Partnership had $2.5 million in outstanding long-term debt, comprised of $2.4 million, related to the term loan, and $61,000 related to capital lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of March 31, 2006, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $20,000.

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

6.              Minimum debt coverage ratio of 2.5 to 1.0.

The Partnership was in compliance with all debt covenants as of March 31, 2006.

Item 5. Other Information

Acquisition of macadamia tree acres

On April 05, 2006 the Partnership purchased 20 acres of mature macadamia nut trees from J. W. A. Buyers and Jeanne Rolles for cash in the amount of $440,000. The Partnership had previously farmed the orchard for the sellers.

Item 6. Exhibits and Reports on Form 8-K

(a)           The following documents are filed as part of this report:

Exhibit Number	Description
11.1	Statement re Computation of Net Income (Loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification

31.2	Form of Rule 13a-14(a) [Section 302] Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

On January 9, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth Material Definitive Agreements with attachments of two nut purchase contracts.

On March 10, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and year ended December 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 11, 2006	By	/s/ Dennis J. Simonis
Dennis J. Simonis
Chief Executive Officer and
President
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer