Form 10-Q
period 2006-06-30
ML MACADAMIA ORCHARDS L P
filed 2006-08-14
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9145

ML MACADAMIA ORCHARDS, L.P.

(Exact Name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26-238 Hawaii Belt Road, HILO, HAWAII	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:          (808) 969-8057

Registrant’s website:                                                                 www.mlmacadamia.com

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing	New York Stock Exchange
Class A Limited Partners’ Interests

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

As of June 30, 2006, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2006	2005	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$909	$94	$378
Accounts receivable	706	1,453	8,433
Inventory of farming supplies	302	195	270
Deferred farming costs	2,990	2,219	—
Other current assets	221	242	178
Total current assets	5,128	4,203	9,259
Land, orchards and equipment, net	48,200	49,645	48,722
Intangible assets, net	62	38	65
Total assets	$53,390	$53,886	$58,046

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$416	$435	$434
Short-term borrowing	1,000	200	2,900
Accounts payable	16	106	770
Cash distributions payable	375	375	375
Accrued payroll and benefits	614	563	935
Other current liabilities	30	17	416
Total current liabilities	2,451	1,696	5,830
Long-term debt	1,200	1,617	1,600
Deferred income tax liability	1,227	1,207	1,227
Total liabilities	4,878	4,520	8,657
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	48,431	49,285	49,308
Total partners’ capital	48,512	49,366	49,389
Total liabilities and partners’ capital	$53,390	$53,886	$58,046

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Macadamia nut sales	$735	$456	$1,335	$2,624
Contract farming revenue	553	1,045	1,476	1,933
Total revenues	1,288	1,501	2,811	4,557
Cost of goods and services
Costs of macadamia nut sales	322	296	735	1,924
Costs of contract farming services	522	987	1,360	1,788
Total cost of goods sold	844	1,283	2,095	3,712
Gross income	444	218	716	845
General and administrative expenses
Legal fees paid to related party	41	8	76	16
Other	364	280	658	530
Total general and administrative expenses	405	288	734	546
Extinguishment of management agreement	—	—	—	(326)
Operating income (loss)	39	(70)	(18)	(27)
Other income (expense)	(7)	147	8	147
Interest expense	(45)	(44)	(105)	(94)
Interest income	2	1	13	3
Income (loss) before tax	(11)	34	(102)	29
Income tax expense	16	8	25	30
Net income (loss)	$(27)	$26	$(127)	$(1)

Net cash flow (as defined in the Partnership Agreement)	$(306)	$(262)	$(313)	$66

Net income (loss) per Class A Unit	$(0.00)	$0.00	$(0.02)	$(0.00)

Net cash flow per Class A Unit	$(0.04)	$(0.03)	$(0.04)	$0.01

Cash distributions per Class A Unit	$0.05	$0.05	$0.10	$0.10

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$505
Class A limited partners	48,833	49,635	49,308	50,037
	48,914	49,716	49,389	50,542

Acquisition of ML Resources, Inc.	—	—	—	(424)
	—	—	—	(424)

Allocation of net income (loss)
General partner	—	—	—	—
Class A limited partners	(27)	26	(127)	(1)
	(27)	26	(127)	(1)

Cash distributions:
General partner	—	—	—	—
Class A limited partners	375	375	750	750
	375	375	750	750

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	48,431	49,285	48,431	49,285
	$48,512	$49,366	$48,512	$49,366

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Cash received from goods and services	$2,677	$3,667	$10,860	$10,805
Cash paid to suppliers and employees	(2,990)	(2,957)	(6,719)	(7,220)
Interest paid	(45)	(50)	(105)	(94)
Interest received	2	1	13	3
Net cash provided by (used in) operating activities	(356)	661	4,049	3,494

Cash flows from investing activities:
Disposal (acquisition) of capital equipment	(442)	6	(450)	(1)
Net cash provided by (used in) investing activities	(442)	6	(450)	(1)

Cash flows from financing activities:
Proceeds from line of credit	1,000	1,900	1,700	3,300
Payments on line of credit	—	(1,900)	(3,600)	(5,300)
Payments on long term borrowings	(400)	(400)	(400)	(400)
Acquisition of general partner’s units	—	—	—	(424)
Capital lease payments	(9)	(9)	(18)	(17)
Cash distributions paid	(375)	(375)	(750)	(754)
Net cash provided by (used in) financing activities	216	(784)	(3,068)	(3,595)

Net increase (decrease) in cash	(582)	(117)	531	(102)
Cash at beginning of period	1,491	211	378	196
Cash at end of period	$909	$94	$909	$94

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(27)	$26	$(127)	$(1)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	129	122	232	484
Decrease in accounts receivable	1,135	1,779	7,727	5,411
Increase in inventories	(37)	(8)	(32)	(50)
Increase in deferred farming costs	(1,230)	(1,262)	(2,247)	(1,529)
Decrease (increase) in other current assets	(22)	36	(43)	(89)
Increase (decrease) in accounts payable	(177)	111	(754)	(406)
Decrease in accrued payroll and benefits	(84)	(73)	(321)	(310)
Decrease in other current liabilities	(43)	(70)	(386)	(16)
Total adjustments	(329)	635	4,176	3,495
Net cash provided by (used in) operating activities	$(356)	$661	$4,049	$3,494

Supplemental schedule of non cash financing activities
Distributions declared not paid	$375	$375	$375	$375

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2006, June 30, 2005 and December 31, 2005 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2006 and 2005.  The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

On June 1, 2006, the Partnership renegotiated its three largest nut purchase agreements with Mauna Loa Macadamia Nut Corporation, which represent approximately 95% of total annual production. These new agreements supersede the previous nut purchase agreements commonly referred to as the MLP I contracts and MLP II contracts.  The renegotiated MLP I contract is retroactively effective to January 1, 2006 and terminates on December 31, 2006.  The purchase price is fixed at $0.75 per pound, adjusted to 20% moisture and 30% saleable kernel recovery to Dry in Shell (SK/DIS) basis.  The renegotiated MLP II contract is retroactively effective to January 1, 2006 and terminates on December 31, 2011.  The purchase price ranges from $0.74 per pound to $0.78 per pound, adjusted to 20% moisture and 30% SK/DIS basis.  The entire agreements are available in the June 5, 2006 Form 8-K filing with the SEC.

The following tables summarize each reportable segment’s operating income and assets as of, and for the three and six-month periods ended, June 30, 2006 and 2005 (000’s).

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Owned orchards	$735	$456	$1,335	$2,624
Contract farming	1,385	1,825	3,597	4,155
Intersegment elimination (all contract farming)	(832)	(780)	(2,121)	(2,222)
Total	$1,288	$1,501	$2,811	$4,557

Operating income (loss):
Owned orchards	$40	$(111)	$(53)	$(98)
Contract farming	(1)	41	35	71
Total	$39	$(70)	$(18)	$(27)

Depreciation:
Owned orchards	$55	$68	$124	$376
Contract farming	74	54	108	108
Total	$129	$122	$232	$484

Expenditures for property and equipment:
Owned orchards	$—	$—	$440	$—
Contract farming	—	—	10	7
Total	$—	$—	$450	$7

Segment assets:
Owned orchards			$47,121	$47,445
Contract farming			6,269	6,441
Total			$53,390	$53,886

All revenues are from sources within the United States.

(5)          DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred-to-date and costs expensed-to-date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $3.0 million and  $2.2 million at June 30, 2006 and 2005, respectively.  The increase in deferred farming costs was attributable to lower than expected production during the first half 2006 in comparison to 2005.  Management anticipates a significant increase in production during the remainder of 2006 compared to 2005.

(6)          LONG-TERM DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008.  Amounts drawn on the line bear interest at the prime lending rate.  Outstanding drawing on the line at June 30, 2006 and 2005 amounted to $1.0 million and $200,000, respectively.

In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010.  Amounts outstanding under the promissory note agreement bear interest at rates from 6.37 percent to 7.50 percent.  At June 30, 2006 and 2005, the outstanding balance under the promissory note agreement amounted to $1.6 million and $2.0 million, respectively

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at June 30, 2006 and 2005.

Capital lease obligations related to leased equipment amounted to $16,000 and $52,000 at June 30, 2006 and 2005, respectively.

(7)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income by the average number of Class A Units outstanding for the period.

(8)          CASH DISTRIBUTIONS

On June 12, 2006, a second quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on August 15, 2006 to unit holders of record as of the close of business on June 30, 2006.

(9)          PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits 3 months ended		Pension Benefits 6 months ended
	6/30/06	6/30/05	6/30/06	6/30/05
Service Cost	$14,817	$14,239	$29,634	$28,477
Interest Cost	7,042	5,822	14,084	11,644
Expected Return on Assets	(4,742)	(4,823)	(9,484)	(9,645)
Amortization of Unrecognized Prior Service Costs	1,661	1,661	3,322	3,322
Amortization of Unrecognized Actuarial Loss	740	51	1,481	102
Net Periodic Pension Cost	$19,518	$16,950	$39,037	$33,900

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, estimated nut price, deferred farming costs, asset impairment, self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2005 Form 10-K.

Results of Operations

In general, the macadamia nut crop season runs from July to June. The second quarter normally accounts for less than 4% of the fiscal year’s total harvest and farming revenues. However, significant rainfall during late 2004 delayed nuts falling from trees yielding significantly higher production during the second quarter of 2005 in comparison to 2006.

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions. In general, nut production is highest during the third and fourth quarters of the fiscal year, with very low production in the first and second quarters.

The Partnership generated a net loss of $27,000 for the second quarter of 2006 on revenues of $1.3 million, including a positive adjustment of $343,000 related to the final audit of the 2005 nut price. The final 2005 contract price paid by Mauna Loa under the MLP I and MLP II contracts was $0.57 per pound. Net income for the second quarter of 2005 was $26,000 from revenues of $1.5 million. Net income (loss) per Class A Unit for the second quarters of 2006 and 2005 amounted to $0.00 and $0.00, respectively. Net cash flow per Class A Unit for the second quarters of 2006 and 2005, as defined in the Partnership Agreement, was ($0.04) and ($0.03), respectively.

Net loss for the six-month period ended June 30, 2006 was $127,000 from revenues of $2.8 million. Net loss for the six-month period ended June 30, 2005 was $1,000 from revenues of $4.6 million. Net loss per Class A Unit for the six-month periods ended June 30, 2006 and 2005 amounted to $0.02 and $0.00, respectively. Net cash flow per class A unit for the six-month periods ended June 30, 2006 and 2005 amounted to $(0.04) and $0.01, respectively. In the six-month period ended June 30, 2005 the Partnership recorded a $326,000 charge to expense for the extinguishment of the management agreement with MLR.

Owned-orchard Segment

For the three months and the six months ended June 30, 2006 and 2005, nut production (wet in shell (WIS)), nut prices and revenues (column 1 new contracts WIS @ 20% and SK/DIS @ 30%, column 2 implied 2005 contracts used for 2006 nut deliveries WIS @ 25% and column 3 actual 2005 contracts) were as follows:

	For the Three Months Ended June 30,
	WIS @ 20%	Implied		Change
	SK/DIS @ 30%	WIS @ 25%	WIS @ 25%	WIS @ 25%
	2006	2006	2005
Field pounds delivered (000’s)	798	798	797	0%
Trash adjustment (000’s)	(31)	(13)	(2)	-550%
Quality adjustment (000’s)	(205)	(86)	(17)	-406%
Moisture adjustment (000’s)	(4)	31	73	-58%
Contract pounds delivered (000’s)	558	730	851	-14%
Nut price (per pound)	0.7313	0.5586	0.5354	4%
Net nut sales ($000’s)	408	408	456	-11%
2005 nut price adjustment	343	343	—
1st quarter 2006 price adjustment	(16)	(16)	—
Total nut sales ($000’s)	735	735	456	61%

	For the Six Months Ended June 30,
	WIS @ 20%	Implied		Change
	SK/DIS @ 30%	WIS @ 25%	WIS @ 25%	WIS @ 25%
	2006	2006	2005
Field pounds delivered (000’s)	1,775	1,775	4,601	-61%
Trash adjustment (000’s)	(58)	(19)	(19)	0%
Quality adjustment (000’s)	(389)	(137)	(125)	-10%
Moisture adjustment (000’s)	16	110	281	-61%
Contract pounds delivered (000’s)	1,344	1,729	4,738	-64%
Nut price (per pound)	0.7378	0.5735	0.5537	4%
Net nut sales ($000’s)	992	992	2,624	-62%
2005 nut price adjustment	343	343	—
Total nut sales ($000’s)	1,335	1,335	2,624	-49%

Contract pounds delivered for the second quarter of 2006 were 14% less than 2005 compared at WIS @ 25%. Contract pounds delivered for the six-month period ended June 30, 2006 were 64% less than 2005 compared at WIS @ 25%. The decrease was primarily attributable to the timing of nuts falling from trees. Due to unusually high rainfall in 2004, nuts that historically would have fallen during the fourth quarter of 2004 did not fall until the first and second quarters of 2005. Between March and December 2005 the rainfall was approximately 54% of historical averages, which adversely affected the spring 2006 nut production, resulting in only 1.8 million pounds in the spring of 2006 compared to 4.7 million pounds in the spring of 2005.

The average nut price received for the second quarter of 2006 was $0.56 per pound compared to $0.54 in 2005 based on WIS @ 25%. The average nut price received for the six-month period ended June 30, 2006 was $0.57 compared to $0.55 in 2005 based on WIS @ 25%. The increase was primarily attributable to an increase in the contract price from Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for 2006.

Production costs are based on annualized standard unit costs for interim reporting purposes. Cost of goods sold (owned-orchards segment) for the three-month period ended June 30, 2006 was $322,000, or $0.40 per pound compared to $296,000, or $0.37 per pound in 2005. Cost of goods sold (owned-orchards segment) for the six-month period ended June 30, 2006 was $735,000, or $0.41 per pound compared to $1.9 million, or $0.41 per pound in 2005.

The spring nut production quality is historically lower than the annual average because of the seasonality of the nut drop and longer related harvest intervals. As a greater quantity of nuts fall the harvest intervals are shortened. The less time that the nuts lie on the ground usually results in better quality. The Partnership’s management is addressing the quality of the nuts produced.

Crop Year Production Results

Macadamia nut production for the 2005-2006 crop year (July 1 to June 30) totaled 18.7 million pounds, which was 2.2 million pounds less than the 2004-2005 crop year. The Keaau and Mauna Kea regions experienced normal weather conditions during the nut development period which resulted in average production levels. The Ka’u region experienced about 54% of the normal rainfall during the period March to December 2005. The lack of rain resulted in a condition called moisture stress which affects negatively nut production in the following months. With an approximate seven month maturation cycle the spring crop of 2006 was negatively impacted. During the same months in 2004 rainfall was about 110% of the norm and combined with the late nut drop resulted in a positive nut production affect on the spring 2005 nut production.

Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year			2006	2005
	Ended June 30,			Over 2005	Over 2004
	2006	2005	2004
Keaau	6,478	6,629	7,291	-2%	-9%
Ka’u	10,832	12,736	12,279	-15%	+ 4%
Mauna Kea	1,500	1,557	1,374	-4%	+13%
Total Production	18,810	20,922	20,944	-10%	—

A review of the orchards by the Partnership’s operations personnel indicates that the annual nut production for calendar year 2006 should be near historical levels of 20 to 21 million pounds.

Farming Segment

Revenue generated from the farming of macadamia orchards owned by other growers was $553,000 for the second quarter 2006, 47% lower than 2005. Farming expenses for the second quarter of 2006 were $522,000, which included $54,000 of depreciation expense. Farming revenues for the first half of 2006 amounted to $1.5 million, 24% lower than 2005. Farming expenses for the first half of 2006 were $1.4 million, including $108,000 in depreciation. The decrease in farming revenues was primarily attributable to lower production during the first half of 2006 compared to 2005.

General and Administrative Expense

General and administrative expense amounted to $364,000 for the second quarter 2006, compared to $280,000 in 2005. General and administrative expense for the six-month period ended June 30, 2006 was $658,000 compared to $530,000 in 2005. The increase in general and administrative expense is mainly due to increased costs associated with Sarbanes-Oxley, association dues and audit fees and decreased costs associated with tax services and SEC reporting.

Other Income and Expenses

Interest expense for the second quarter of 2006 was comparable to 2005. However, interest expense increased by $11,000 for the six-month period ended June 30, 2006, primarily due to higher interest rates and a higher average outstanding balance on the revolving line of credit.

Interest income for the second quarter of 2006 was comparable to 2005. However, interest income increased by $10,000 for the six-month period ended June 30, 2006, primarily due to higher interest rates and higher cash balances.

The change in other income (expense) was primarily attributed to crop insurance proceeds received during the second quarter of 2005. Crop insurance for the 2005-2006 crop year is currently being processed by the adjustor and is due in the third quarter 2006.

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

At June 30, 2006, the Partnership had a cash balance of $909,000. For the six-month period ended June 30, 2006, cash flows from operating activities totaled $4.0 million, which were used to pay distributions to unit holders, purchase a macadamia nut orchard of approximately 20 acres and repay debt. At June 30, 2006 the Partnership’s working capital was $2.7 million and its current ratio 2.09 to 1, compared to $2.5 million and 2.48 to 1 at June 30, 2005, primarily due to an increase in cash, decrease in accounts receivable, an increase in line of credit borrowing and deferred farming costs.

For the three months ended June 30, 2006 net cash used by operations was $356,000 compared to net cash provided by operations for the three months ended June 30, 2005 of $661,000. For the six months ended June 30, 2006 net cash provided by operations was $4.0 million compared to $3.5 million at June 30, 2005. The changes in weather have resulted in a maturation pattern that has affected nut production such that the annual production should approximate historical trends even though the spring production is less than normal.

At June 30, 2006, the Partnership had $2.6 million in outstanding debt, comprised of $1.6 million under the 10-year term loan, $1.0 million in drawings on the revolving line of credit and $16,000 related to capital lease obligations.

The Partnership anticipates borrowing from the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming. It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted. However, the Partnership’s nut purchase contracts with Mauna Loa require Mauna Loa to make nut payments 30 days after the end of each month. During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates. The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate. As of June 30, 2006, a one percentage point increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $16,000.

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

 The Partnership was in compliance with all debt covenants as of June 30, 2006.

Item 5. Other Information

On June 1, 2006, the Partnership renegotiated nut purchase agreements with Mauna Loa Macadamia Nut Corporation which superseded all previous Macadamia Nut Purchase agreements commonly referred to as the MLP I contracts and MLP II contracts. The nut purchase agreement replacing the MLP I contracts is retroactive to January 1, 2006 and terminates on December 31, 2006. The purchase price is fixed at $0.75 per pound, adjusted to 20% moisture and 30% saleable kernel recovery to Dry in Shell (SK/DIS) basis. The nut purchase agreement replacing the MLP II contract is retroactive to January 1, 2006 and terminates on December 31, 2011. The purchase price ranges from $0.74 to $0.78 per pound, adjusted to 20% moisture and 30% SK/DIS basis. The entire agreements are available in the June 5, 2006 Form 8-K filing with the SEC.

Since 2001 the Partnership has leased Mauna Loa Macadamia Nut Corporation’s (Mauna Loa’s) husking facility and has been responsible for the husking process. Effective May 30, 2006 the Partnership and Mauna Loa agreed to terminate the Keaau Husking Contract, which was due to expire June 30, 2007. Mauna Loa will provide husking services at a cost not to exceed the 2005 cost of husking. Also, the Partnership will be allowed to divert husked nuts to other processors after December 31, 2006. The agreement will terminate January 1, 2012.

The Special Meeting of Unitholders of the Partnership, scheduled to be held on June 12, 2006, was not held due to an insufficient response level by the unitholders. The meeting has not been rescheduled.

Item 6. Exhibits and Reports on Form 8-K

 (a)      The following documents are filed as part of this report:

Exhibit
Number	Description

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

31.2	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification pursuant to 18 U.S.C Section 1350
As adopted pursuant to section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C Section 1350
As adopted pursuant to section 906 of the
Sarbanes-Oxley Act of 2002

 (b)     Reports on Form 8-K:

On May 9, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2006.

On June 5, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership related to the entering into a Material Definite Agreement.

On June 15, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership related to a Change in Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 14, 2006	By	/s/	Dennis J. Simonis
Dennis J. Simonis
President and
Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer