Form 10-Q
period 2006-09-30
ML MACADAMIA ORCHARDS L P
filed 2006-11-08
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	September 30,		December 31,
	2006	2005	2005
Assets
Current assets
Cash and cash equivalents	$502	$276	$378
Accounts receivable	1,535	4,046	8,433
Inventory of farming supplies	237	229	270
Deferred farming costs	1,987	2,346	—
Other current assets	221	164	178
Total current assets	4,482	7,061	9,259
Land, orchards and equipment, net	47,693	49,170	48,722
Intangible assets, net	59	36	65
Total assets	$52,234	$56,267	$58,046

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$406	$435	$434
Short-term borrowing	—	2,600	2,900
Accounts payable	74	301	770
Cash distributions payable	375	375	375
Accrued payroll and benefits	698	584	935
Other current liabilities	32	46	416
Total current liabilities	1,585	4,341	5,830
Long-term debt	1,200	1,609	1,600
Deferred income tax liability	1,227	1,207	1,227
Total liabilities	4,012	7,157	8,657
Commitments and Contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	48,141	49,029	49,308
Total partners’ capital	48,222	49,110	49,389
Total liabilities and partners’ capital	$52,234	$56,267	$58,046

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Macadamia nut sales	$4,289	$2,840	$5,624	$5,464
Contract farming revenue	1,198	897	2,674	2,830
Total revenues	5,487	3,737	8,298	8,294
Cost of goods and services
Cost of macadamia nut sales	3,937	2,337	4,672	4,261
Cost of contract farming services	1,113	792	2,473	2,580
Total cost of goods sold	5,050	3,129	7,145	6,841
Gross income	437	608	1,153	1,453
General and administrative expenses
Legal fees paid to related party	10	8	86	24
Other	451	401	1,109	931
Total general and administrative expenses	461	409	1,195	955
Extinguishment of management agreement	—	—	—	(326)
Operating income (loss)	(24)	199	(42)	172
Interest expense	(61)	(61)	(166)	(155)
Interest income	—	1	13	4
Other income	186	—	194	147
Income (loss) before tax	101	139	(1)	168
Income tax expense	16	21	41	51
Net income (loss)	$85	$118	$(42)	$117

Net cash flow
(as defined in the Partnership Agreement)	$800	$608	$487	$674

Net income (loss) per Class A Unit	$0.01	$0.02	$(0.01)	$0.02

Net cash flow per Class A Unit	$0.10	$0.08	$0.06	$0.09

Cash distributions per Class A Unit	$0.05	$0.05	$0.15	$0.15

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$505
Class A limited partners	48,431	49,285	49,308	50,037
	48,512	49,366	49,389	50,542

Acquisition of ML Resources, Inc.	—	—	—	(424)
	—	—	—	(424)

Allocation of net income (loss)
General partner	—	—	—	—
Class A limited partners	85	118	(42)	117
	85	118	(42)	117

Cash distributions:
General partner	—	—	—	—
Class A limited partners	375	375	1,125	1,125
	375	375	1,125	1,125

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	48,141	49,029	48,141	49,029
	$48,222	$49,110	$48,222	$49,110

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Cash received from sale of goods and services	$4,767	$1,233	$15,627	$12,038
Cash paid to suppliers and employees	(3,707)	(3,005)	(10,426)	(10,225)
Interest paid	(61)	(61)	(166)	(155)
Interest received	—	1	13	4
Net cash provided by (used in) operating activities	999	(1,832)	5,048	1,662

Cash flows from investing activities:
Acquisition of capital equipment	(21)	(3)	(471)	(4)
Net cash used in investing activities	(21)	(3)	(471)	(4)

Cash flows from financing activities:
Proceeds from line of credit	2,400	2,800	4,100	6,100
Payment of line of credit	(3,400)	(400)	(7,000)	(5,700)
Payments on long term borrowing	—	—	(400)	(400)
Acquisition of general partner’s units	—	—	—	(424)
Capital lease payments	(10)	(8)	(28)	(25)
Cash distributions paid	(375)	(375)	(1125)	(1129)
Net cash provided by (used in) financing activities	(1,385)	2,017	(4,453)	(1,578)

Net increase (decrease) in cash	(407)	182	124	80
Cash at beginning of period	909	94	378	196
Cash at end of period	$502	$276	$502	$276

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$85	$118	$(42)	$117
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	694	499	926	983
Decrease (increase) in accounts receivable	(829)	(2,365)	6,898	3,046
Decrease (increase) in inventories	65	(34)	33	(84)
Decrease (increase) in deferred farming costs	841	(150)	(1,406)	(1,679)
Decrease (increase) in other current assets	(1)	78	(44)	(11)
Increase (decrease) in accounts payable	58	(28)	(696)	(434)
Increase (decrease) in accrued payroll and benefits	84	21	(237)	(289)
Increase (decrease) in other current liabilities	2	29	(384)	13
Total adjustments	914	(1,950)	5,090	1,545
Net cash provided by (used in) operating activities	$999	$(1,832)	$5,048	$1,662

Supplemental schedule of non-cash financing activities Distributions declared not paid	$375	$375	$375	$375

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2006, September 30, 2005 and December 31, 2005 and the results of operations, changes in partners’ capital and cash flows for the three and nine-month periods ended September 30, 2006 and 2005.  The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2005 Annual Report on Form 10-K.

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

The following is a summary of each reportable segment’s operating income (loss) and assets as of and for the three and nine-month periods ended September 30, 2006 and 2005 (000’s).  Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Revenues:
Owned orchards	$4,289	$2,840	$5,624	$5,464
Contract farming	4,403	2,224	8,000	6,379
Intersegment elimination (all contract farming)	(3,205)	(1,327)	(5,326)	(3,549)
Total	$5,487	$3,737	$8,298	$8,294

Operating income (loss):
Owned orchards	$189	$20	$(242)	$(78)
Contract farming	165	179	200	250
Total	$354	$199	$(42)	$172

Depreciation:
Owned orchards	$640	$445	$764	$821
Contract farming	54	54	162	162
Total	$694	$499	$926	$983

Expenditures for property and equipment:
Owned orchards	$—	$—	$440	$—
Contract farming	20	(3)	30	(4)
Total	$20	$(3)	$470	$(4)

Segment assets:
Owned orchards			$46,326	$49,917
Contract farming			5,948	6,350
Total			$52,274	$56,267

All revenues are from sources within the United States of America.

(5)          NUT PRICE SETTLEMENTS

In the third quarter of 2005, the Partnership completed a review of the 2004 Mauna Loa nut price in accordance with its rights under the respective nut purchase contracts.  As a result of that review, the Partnership raised objections to certain costs that had been reflected in the calculation.  In September, 2005 the parties agreed to an adjustment of the 2004 nut price upward by approximately three cents ($0.03) per pound or $552,000, which was paid to the Partnership on October 17, 2005.

In the second quarter of 2006, the Partnership completed a review of the 2005 Mauna Loa nut price in accordance with it rights under the respective nut purchase contracts.  As a result of that review, the parties agreed to an adjustment of the 2005 nut price upward by approximately one and eight tenths cents ($0.018) per pound or $343,000, which was paid to the Partnership June 2006.

(6)          DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred to date and costs expensed to date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $2.0 million and $2.3 million at September 30, 2006 and 2005, respectively.  The decrease in deferred farming costs was primarily attributable to greater than expected production during the first three quarters of 2006 compared to 2005 and a greater per pound expected cost in 2006 than 2005.

(7)          LONG-TERM DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008.  There were no amounts drawn at September 30, 2006.  Amounts drawn on the line bear interest at the prime lending rate.  Amounts drawn on the credit facility amounted to $2.6 million at September 30, 2005.

In addition to the revolving credit facility the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010.  Amounts outstanding bear interest at rates from 6.37 percent to 7.77 percent.  At September 30, 2006 and 2005, the outstanding balance under the promissory note agreement amounted to $1.6 million and $2.0 million, respectively.

The credit agreements with American AgCredit, PCA, contain various covenants.  The Partnership was in compliance with all debt covenants at September 30, 2006 and 2005.

Capital lease obligations related to leased equipment amounted to $6,000 and $44,000 at September 30, 2006 and 2005, respectively

(8)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(9)          CASH DISTRIBUTIONS

On September 14, 2006 a third quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on November 15, 2006 to unit holders of record as of the close of business on September 29, 2006.

(10)    PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		9 months ended
	9/30/06	9/30/05	9/30/06	9/30/05
Service Cost	$14,817	$14,238	$44,451	$42,715
Interest Cost	7,041	5,821	21,123	17,465
Less Expected Return on Assets	(4,742)	(4,822)	(14,226)	(14,467)
Amortization of Unrecognized Prior Service Costs	1,661	1,661	4,983	4,983
Amortization of Unrecognized Actuarial Loss	740	51	2,221	153
Net Periodic Pension Cost	$19,517	$16,949	$58,554	$50,849

(11)   FASB Standard No. 158

On September 29, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  The standard, among other things, requires the Partnership to:

Recognize the funded status of the Partnership’s defined benefit plan in its consolidated financial statements.

Recognize as a component of other comprehensive income (loss) the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit costs.

The Partnership will adopt FASB Statement No. 158 effective December 31, 2006.  Had FASB Statement No. 158 been adopted as of December 31, 2005, the required adjustment to the Partnership’s balance sheet would have resulted in an increase in the liability for pension benefits and an increase in accumulated other comprehensive loss by approximately $261,000.

Management believes that upon adoption of FASB Standard No. 158, the Partnership will continue to be in compliance with debt covenants.

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, estimated nut price, deferred farming costs, asset impairment, self-insurance reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2005 Form 10-K.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Production in 2005 was very unusual due to heavy rains in 2004, which significantly affected the timing of nuts falling from trees.  In 2005, the Partnership experienced higher that normal production during the first half of the year and extremely low production during the third quarter.  Production during the first half of 2006 fell back to normal levels, however, the Partnership experienced higher than normal production during the third quarter (main harvest started earlier).  Management believes that the earlier that normal harvest in the third quarter of 2006 will not have a significant impact on total projected production for 2006 of 20 to 21 million pounds.

Net income for the third quarter of 2006 was $85,000 compared to $118,000 in 2005.  Revenues in the third quarter of 2006 amounted to $5.5 million compared to $3.7 million in 2005.  Net income per Class A Unit for the third quarters 2006 and 2005 amounted to $0.01 and $0.02, respectively.  Net cash flow per Class A Unit for the third quarters 2006 and 2005, as defined by the Partnership Agreement, was $0.10 and $0.08, respectively.  The increase in revenue during the third quarter of 2006 in comparison to 2005 was attributable to greater harvesting activity and higher nut price.  During the third quarter of 2006, the Partnership harvested 1.5 million contract pounds more and received $0.20 per pound more than in 2005.  Harvesting activities related to contract farming services were also higher in the third quarter of 2006 in comparison to 2005.  Although revenues increased by 47% during the third quarter of 2006, cost of revenues increased by 61%.  The disproportionate increase in cost of revenues is due to timing.  Management anticipates a decrease in production during the fourth quarter of 2006 due to the earlier than normal harvest during the third quarter of 2006.

Net loss for the nine-month period ended September 30, 2006 was $42,000 compared to net income of $117,000 in 2005.  The increase in revenues during the third quarter of 2006 was offset by the higher than normal revenues during the first half of 2005, resulting in revenues for the nine-month periods ended September 30, 2006 and 2005 remaining flat at $8.3 million.  Net income (loss) per Class A Unit for the nine-month periods ended September 30, 2006 and 2005 amounted to ($0.01) and $0.02, respectively.  Net cash flow per Class A Unit for the nine-month periods ended September 30, 2006 and 2005, as defined in the Partnership Agreement, was $0.06 and $0.09, respectively.  The net loss for the nine-month period ended September 30, 2006 was attributable to the higher than anticipated farming costs, higher general and administrative expense, including Sarbanes-Oxley compliance costs, and legal expenses associated with a special unit holders meeting and related proxy statement.

Owned-orchard Segment

For the three months and the nine months ended September 30, 2006 and 2005, nut production wet-in-shell (WIS), nut prices and revenues (column 1 new contracts WIS @ 20% and SK/DIS @ 30%, column 2 implied 2005 contracts used for 2006 nut deliveries WIS @ 25% and column 3 actual 2005 contracts) were as follows:

	For the Three Months
	Ended September 30,
	WIS @ 20%	Implied		Change
	SK/DIS @ 30%	WIS @ 25%	WIS @ 25%	WIS @
	2006	2006	2005	25%
Field pounds delivered (000’s)	7,804	7,804	4,394	78%
Trash adjustment (000’s)	(491)	(81)	(21)	-286%
Quality adjustment SK/DIS (000’s)	(1,361)	(334)	(286)	-17%
Moisture adjustment WIS (000’s)	(188)	89	148	-40%
Contract pounds delivered (000’s)	5,764	7,478	4,235	77%
Nut price (per pound)	0.7441	0.5735	0.5403	6%
Net nut sales ($000’s)	4,289	4,289	2,288	87%
2004 nut price adjustment	—	—	552
Total nut sales ($000’s)	4,289	4,289	2,840	51%

	For the Nine Months
	Ended September 30,
	WIS @ 20%	Implied
	SK/DIS @	WIS @		Change
	30%	25%	WIS @ 25%	WIS @
	2006	2006	2005	25%
Field pounds delivered (000’s)	9,579	9,579	8,995	6%
Trash adjustment (000’s)	(549)	(100)	(84)	-19%
Quality adjustment SK/DIS (000’s)	(1,734)	(471)	(411)	-15%
Moisture adjustment WIS (000’s)	(188)	199	483	-59%
Contract pounds delivered (000’s)	7,108	9,207	8,983	2%
Nut price (per pound)	0.7430	0.5736	0.5468	5%
Net nut sales ($000’s)	5,281	5,281	4,912	8%
2004/2005 nut price adjustment	343	343	552
Total nut sales ($000’s)	5,624	5,624	5,464	3%

Production for the third quarter of 2006 was 78% higher than 2005 and 8% above the historical average for this period.  Production for the nine-month period ended September 30, 2006 was 6% higher than 2005, however 16% lower than the historical average for this period.  The increase in production for the quarter was primarily attributable to the timing of nuts dropping from trees, and the increase in production for the nine-month period is the result of the timing of the nut drop in 2006 compared to 2005.

The average nut price received for the third quarter of 2006 was $0.57 per pound compared to $0.54 in 2005 based on WIS @ 25%.  The average nut price received the nine-month period ended September 30, 2006 was $0.57 compared to $0.55 in 2005 based on WIS @ 25%.  The increase was primarily attributable to an increase in the contract price from Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for 2006.

Production costs are based on annualized standard unit costs for interim reporting periods.  Cost of goods sold (owned-orchards segment) for the third quarter of 2006 was $3.9 million or $0.50 per pound compared to $2.3 million or $0.56 per pound in 2005.  Cost of goods sold (owned-orchards segment) for the nine-month period ended September 30, 2006 was $4.7 million or $0.51 per pound compared to $4.3 million or $0.48 per pound in 2005.

Farming Segment

Revenue from the farming of macadamia orchards that are owned by other growers amounted to $1.2 million for the third quarter of 2006, 34% greater than the third quarter of 2005.  Farming costs for the third quarter of 2006 were $1.1 million, which included $54,000 in depreciation expense.  The increase in revenue during the quarter was attributable to greater harvesting activity.  Farming revenues for the nine-month period ended September 30, 2006 amounted to $2.7 million, 6% lower than 2005.  Farming expenses for the nine-month period ended September 30, 2006 were $2.5 million including $162,000 of depreciation expense.  The decrease in farming revenues during the nine-month periods ended September 30, 2006 was attributable to the termination of two farming contracts at the end of 2005.

General and Administrative Expense

General and administrative expense amounted to $461,000 for the third quarter of 2006, 13% greater than the third quarter of 2005.  General and administrative expense for the nine-month period ended September 30, 2006 was $1.1 million, 18% greater than 2005.  The increase in general and administrative expense was mainly attributable to increased costs associated with Sarbanes-Oxley, association dues and audit fees, offset by decreased costs associated with tax services and SEC reporting.

Other Income and Expenses

Interest expense for the third quarter 2006 was comparable to 2005.  However, interest expense increased by $11,000 for the nine-month period ended September 30, 2006, primarily attributable to higher interest rates and a higher average outstanding balance on the revolving line of credit.

Interest income for the third quarter 2006 was comparable to 2005.  However, interest income increased by $9,000 for the nine-month period ended September 30, 2006, primarily due to higher interest rates and higher cash balances.

Other income for the three and nine-month period ended September 30, 2006 was comprised primarily of crop insurance proceeds of $168,000 and recognition of a gain of $21,000 on the sale of property and equipment.  Other income for the nine-month period ended September 30, 2005 was primarily comprised of crop insurance proceeds of $147,000.  Crop insurance proceeds result from an insurance policy that provide coverage if the crop in designated blocks is less that 75% of a ten year moving average.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter.  However, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvest season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $5 million revolving line of credit and a 10-year, $4 million term loan.  The Credit Agreement contains certain restrictions which are discussed in Part II – Item 2, below.

At September 30, 2006 the Partnership had a cash balance of $502,000.  For the nine-month period ended September 30, 2006, cash flows from operating activities totaled $5.0 million which were used to pay distributions to unit holders, acquire a 20-acre macadamia nut orchard and repay debt.  At September 30, 2006 the Partnership’s working capital was $2.9 million and its current ratio 2.83 to 1, compared to $2.7 million and 1.63 to 1 at September 30, 2005.  The improvement in the Partnership’s working capital position and liquidity were primarily due to an increase in cash and repayment of outstanding balance on the revolving line of credit, offset by decreases in accounts receivable and deferred farming costs.

For the three months ended September 30, 2006 net cash provided by operations was $1.0 million compared to net cash used by operation for the three months ended September 30, 2005 of $1.8 million.  For the nine months ended September 30, 2006 net cash provided by operations was $5.0 compared to $1.7 million at September 30, 2005.

At September 30, 2006, the Partnership had $1.6 million in outstanding long-term debt, comprised of $1.6 million under the 10-year term loan and $6,000 related to capital leases.

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

Other Developments

The Ka’u region recorded 52.0 inches of rain in the first nine months of 2006.  This is significantly above the 10-year annual average of 40 inches, above the nine months 10-year average of 26 inches and above the nine month period of 2005 which was 27 inches of rain.  The moist conditions should have a positive effect on nut production in the Ka’u region.  The heavy rains that coincided with the early stages of nut development in March 2006 (28 inches) will most likely result in below normal harvest of nuts for the calendar year in the Keaau region.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of September 30, 2006, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $16,000.

Item 4.  Controls and Procedures

(a)          As of the end of the period covered by this report (the “Evaluation Date”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         There have been no changes during the quarter ended September 30, 2006 in the Partnership’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Part II - Other Information

Item 1B.  Unresolved Staff Comments

On September 28, 2006, the Partnership received a comment letter from the Securities and Exchange Commission (“Commission”) regarding its 2005 annual report of Form 10-K.  The Partnership was asked to enhance its discussion and disclosures related to liquidity and capital resources, specifically cash distributions to unit holders, how the Partnership accounts for and evaluates impairment of long-lived assets, and revenue recognition for contract farming.

The Partnership was also asked to provide the Commission with detailed information on how it accounts for farming costs and to justify how the nut purchase price under contracts with Mauna Loa are fixed and determinable.

The Partnership has responded to the comment letter and is awaiting a response and/or final consideration from the Commission.  While the Partnership acknowledges the Commission’s recommendations to enhance overall discussion and disclosure, management believes that the Partnership’s accounting practices over farming costs and timing of revenue recognition are in accordance with accounting principles generally accepted in the United States of America.

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

The Partnership was in compliance with all loan covenants as of September 30, 2006.

Item 5. Other Information

The Partnership signed a non-binding letter of intent October 11, 2006 to purchase substantially all of the assets of MacFarms of Hawaii, LLC (“MacFarms”) and to lease the 3,912 acre macadamia orchard owned by Kapua Orchard Estates, LLC (“Kapua”), an affiliate of MacFarms.  MacFarms owns the second largest macadamia nut processing facility in Hawaii and markets macadamia nuts both industrially and under the brand names MacFarms®, Kona Select® and Hula Princess®.

The proposed transaction is subject to the completion of ordinary due diligence, the satisfactory negotiation of a definitive purchase agreement and approval by the Board of Directors and unit holders of ML Macadamia Orchards and by the members of MacFarms and Kapua. Management expects the transaction to close in early 2007.

Item 6. Exhibits and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

Exhibit		Page
Number	Description	Number

11.1	Statement re Computation of Net Income (loss) per Class A Unit	20

31.1	Form of Rule 13a-14(a) [Section 302] Certification	21

31.2	Form of Rule 13a-14(a) [Section 302] Certification	22

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

(b)  Reports on Form 8-K:

On August 10, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 7, 2006	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Executive Officer

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibits

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

31.2	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350

32.2	Certification of Officers pursuant to 18 U.S.C. Section 1350