Form 10-K
period 2006-12-31
ML MACADAMIA ORCHARDS L P
filed 2007-04-16
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  December 31, 2006

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

As of April 11, 2007, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $41,925,000 (based on the closing price on that date of $5.59 per Unit).

PART I

Item 1.  BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a publicly traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in Hawaii.  The Partnership believes that it is one of the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 4,190 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)  The Partnership sold all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under four nut purchase contracts.  Three of the nut purchase contracts with Mauna Loa, totaling approximately 16 million pounds, expired December 31, 2006 and the other contract totaling approximately 5 million pounds expires December 31, 2011.

The Partnership has executed nut purchase agreements with Hamakua Macadamia Nut Company, Inc. (“Hamakua”), MacFarms of Hawaii, LLC (“MacFarms”) and Purdyco International, Ltd. dba Island Princess (“Island Princess”) beginning January 1, 2007.  The contracts call for Hamakua to purchase about 6 million field pounds, Mac Farms to purchase about 5.0 to 6.0 million field pounds, and Island Princess to purchase about 2.2 million field pounds.  Additional information can be found in section (c) under the heading Nut Purchase Contracts on page 3.

The Partnership farms its own orchards and approximately 2,008 additional acres of macadamia orchards for other orchard owners.  The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”).  On August 1, 2001, all of the stock of the Managing Partner was purchased by D. Buyers Enterprises, LLC (“DBE”) from C. Brewer and Company, Ltd (“CBCL”).  On January 6, 2005, the stock of ML Resources, Inc. was purchased from DBE by the Partnership for $750,000.

Ownership of Class A Units confers no direct or indirect interest in CBCL, DBE or any of their affiliated entities, or in Mauna Loa, or Hamakua, MacFarms, or Island Princess.

The Partnership commenced operations in June 1986, following its acquisition of interests in approximately 2,423 tree acres of macadamia nut orchards from subsidiaries of CBCL.  In December 1986 and October 1989, respectively, the Partnership acquired from subsidiaries of CBCL interests in approximately 266 and 1,260 additional tree acres of macadamia orchards.  In September 1991 the Partnership acquired approximately 78 tree acres of producing macadamia orchards.  In April 2006 the Partnership acquired approximately 21 tree acres of producing macadamia orchards.

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

As reported on Form 8-K filed October 20, 2006, the Partnership signed a non-binding letter of intent to purchase substantially all of the assets of MacFarms of Hawaii, LLC (“MacFarms”) and lease the 3,912 acre macadamia orchard owned by Kapua Orchard Estates, LLC (“Kapua”), an affiliate of MacFarms.  The transaction will require approval by a majority of units and, if approved, is expected to close approximately July 31, 2007.  The proxy statement is expected to be mailed to unit holders in May of this year.

MacFarms owns the second largest macadamia nut processing facility in Hawaii and markets macadamia nuts but industrially and under the brand names MacFarms®, Kona Select® and Hula Princess®.  Kapua owns the largest contiguous macadamia orchard in the world.

(b) Financial Information about Industry Segments

The response to this section of Item 1 incorporates by reference Note 4 of the Notes to the Financial Statements.

(c) Narrative Description of the Business

Owned-orchard Segment

The Partnership sold all of the macadamia nuts from its orchards to Mauna Loa under four nut purchase contracts in 2006.  Mauna Loa processes and markets the nuts under the Mauna Loa® brand name and is believed to be one of the largest processors and marketers of macadamia nuts in the world.  The Partnership was Mauna Loa’s largest single supplier of macadamia nuts in 2006.  Mauna Loa was a subsidiary of CBCL until its sale in September 2000 to The Shansby Group.  In December 2004 Mauna Loa was purchased from the Shansby Group by The Hershey Company.  On May 1, 2000, the Partnership began farming its own macadamia orchards.  Prior to that date, subsidiaries of CBCL performed the farming activities for the Partnership under long-term farming contracts.

Nut Purchase Contracts.  The Partnership is a party to two nut purchase contracts signed June 1, 2006, with an effective date of January 1, 2006, with Mauna Loa which were negotiated in 2006.  The two contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, and October 1989.  Of the two contracts, one for approximately 15 million pounds expired December 31, 2006 and has a nut purchase price for 2006 of $0.75 per pound wet-in-shell (WIS) at 20% moisture and 30% saleable kernel recovery (SK) to dry-in-shell (DIS).  Two other contracts, of approximately 1 million pounds, also expired December 31, 2006, one with a nut purchase price of $0.60 per pound WIS 25% adjusted for trash and the other with a nut purchase price based on a two-year trailing average USDA price at WIS 25%.  The last contract for about 5 million pounds expires December 31, 2011 and has a nut purchase price for 2006 of $0.74 per pound WIS at 20% moisture and 30% SK/DIS.  The purchase price increases by $0.01 each year except 2008 until it reaches $0.78 per pound in 2011.  The purchase contract for the macadamia nut orchard purchased in April 2006 is with MacFarms of Hawaii, LLC and accounts for about 100,000 pounds; has a nut purchase price of $0.98 per pound WIS 20% moisture and 30% SK/DIS and expires January 6, 2007.

On December 16, 2004, a new nut purchase contract was signed with Hamakua Macadamia Nut Company (“Hamakua”) for the annual delivery of six million WIS pounds, starting January 1, 2007. The contract provides for a minimum price of $0.75 per pounds and a maximum price of $0.95 per pound. The pricing formula includes a fixed component of $0.85 and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the Partnership negotiated an amendment to the contract which provides the Partnership an option to have the nut-in-shell processed into kernel for a fee in lieu of selling the nuts to Hamakua.

On January 5, 2006, a new nut purchase contract was signed with Purdyco International, Ltd. dba Island Princess (“Island Princess”) for the annual delivery of approximately two million WIS pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 is $0.608 at 20% moisture and 30% SK/DIS recovery.

On January 6, 2006, a new nut purchase contract was signed with MacFarms of Hawaii, LLC (“MacFarms”) for the annual delivery of between four and one-half million and five and one-half million WIS pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 is $0.608 at 20% moisture and 30% SK/DIS recovery.

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central America.  For the 2006 crop, Hawaii was expected to supply 22% of the world crop, and Australia, the world’s largest producer, was expected to supply 39%.  A general decline in macadamia nut prices could also adversely affect the Partnership’s revenues.

Macadamia Farming Segment

Since the May 2000 purchase of the macadamia farming operations, the Partnership farms its own 4,190 acres of macadamia orchards and approximately 2,008 additional acres of macadamia orchards owned by other growers.  Three of the farming contracts comprising approximately 465 acres terminated December 31, 2005 reducing the total acres covered by farming contracts for 2006 to 2,029 acres.  In April of 2006 the Partnership purchased a 21-acre macadamia orchard that was previously farmed under contract by the Partnership, thereby reducing the total acres covered by farming contracts to about 2,008 acres.

All the orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership currently services approximately seventeen farming contracts which were assigned to the Partnership with the May 2000 acquisition.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  These contracts also provide a management fee to the Partnership, which is based as either a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.  Approximately 150 acres are year-to-year contracts, approximately 635 acres expire March 31, 2009, approximately 70 acres expire June 30, 2013, approximately 410 acres expire July 31, 2029, approximately 280 acres expire June 30, 2033 and approximately 470 acres expire September 30, 2080.

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

Harvesting.  The harvest period begins in the late summer and runs through the following spring.  Mature nuts fall from the trees and are harvested using mechanized harvest equipment when the orchard floor is level enough to permit its use.  Nuts are harvested by hand when the orchard floor is too uneven to permit mechanical harvesting, when the nut drop is very light and when nuts remain after harvesting.  At Keaau, Ka’u and Mauna Kea, seasonal labor for hand harvesting and other operations is generally available from nearby Hilo, adjacent communities and foreign labor sources.

Mechanical harvesting is less costly than hand harvesting, but mechanical harvesting is possible only where the orchard floor is relatively flat.  Approximately 70% of the orchards in Ka’u, 59% in Keaau and 94% in Mauna Kea are currently mechanically harvested.  The remaining acres are too uneven for mechanical harvesting and must be harvested by hand.

During the harvest season, the nuts are collected every six to ten weeks.  Nuts suffer loss in quality if they remain on the ground too long.  The harvested nuts are then transported to the husking facilities, which are located in Ka’u and Keaau.  The Keaau husking facility is owned and operated by Mauna Loa, and the Ka’u husking facility is owned and operated by the Partnership.  Nuts harvested in the Mauna Kea region are transported to the husking facility in Keaau.  At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content.  Kernel quality is determined from samples taken.  Title to the nuts husked in Keaau passes to buyer after weighing.  Title to the nuts husked at Ka’u pass to buyer after delivery to the buyer’s processing plant.  The nuts are then moved to a drying facility.

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

After the nuts are weighed, the moisture content of the nuts is reduced by blowing warm air over them, which produces dry-in-shell (“DIS”) nuts. Metal rollers are used to crack the nuts and remove the shell.  Mechanical and optical equipment, as well as hand sorting, are used to separate the salable kernels from unusable nuts and pieces of broken shell.

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

In return, the Partnership is obligated to pay the seller (the Olson Trust who purchased KACI’s interest) 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  Additional rent of $62,000 was paid in 2006.  No additional rent was due in 2004 or 2005.

Item 1A.  Risks Involved in Operating Macadamia Orchards

Before deciding to purchase, hold or sell our units, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Partnership, our business, financial condition and results of operations could be seriously harmed.

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.6% in 2004, 0.2% in 2005, and 0.5% in 2006. Both crop and tree insurance are in place to protect the Partnership against material losses.

Diseases and Pests.  The Partnership’s Keaau orchards experienced tree replacements of 1.4% in 2004, 0.6% in 2005, and 1.0% in 2006.  Other macadamia growers in the vicinity have also experienced losses due to a problem known as “Macadamia Quick Decline” (“MQD”).  Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions and poor drainage conditions.  It is also believed that a particular variety of macadamia nut tree (cv. HAES 333) is most susceptible to MQD.  Approximately 9% of the trees in the Partnership’s orchards have the variety HAES 333 with most of these trees located at the drier Ka’u region where the incidence of MQD is benign.  Another tree variety (cv. HAES 344) has also been identified as being somewhat more susceptible to MQD than other commercial varieties and this cultivar represents approximately 45% of the trees in the Partnership’s orchards.  Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are tolerant to MQD.

There are also two types of fungal diseases, which can affect nut production but are not fatal to the trees themselves.  One of these is Phytophthora, which affects the macadamia flowers and developing nuts, and the other, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have attacked the orchards located in Keaau during periods of persistent inclement weather.  A light infestation of Phytophthora occurred in late January-early February 2001 and a light-moderate infestation occurred in March 2006.

Rainstorms and Floods.  The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms.  In November 2000 the Ka’u region was affected by flooding.  This flooding resulted in expected 2000 harvesting being done in 2001.  Since the flood in 2000 heavy rain in the Ka’u region has not produced flooding of any consequence.

Windstorms.  Some of the Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to windstorms.  Twenty-five major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to Partnership orchards.  Most of the Partnership’s orchards are surrounded by windbreak trees, which provide limited protection.  Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

Insurance.  The Partnership secures tree insurance each year under a federally subsidized program.  The tree insurance for 2007 provides coverage up to a maximum of approximately $19.8 million against loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2006-2007 crop year and provides coverage up to a maximum of approximately $11.0 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
2002	58.5”	139.4”	156.1”
2003	22.8”	94.8”	117.4”
2004	54.9”	142.7”	151.5”
2005	34.7”	133.8”	171.8”
2006	70.9”	138.7”	178.3”

During 2006 the Ka’u, Keaau and Mauna Kea areas recorded 156%, 102% and 120% of the normal average annual rainfall in their area of the island, respectively.

Water Supply for Irrigation

With the May 2000 acquisition, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  The Sisal Well is situated on land owned by Mauna Kea Agribusiness Company, Inc. (“MKACI”).  On May 1, 2000 the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is One Dollar.  The license agreement terminates on the earlier of the termination of the May 1, 2000 lease between Partnership and KACI, or June 30, 2045.

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

Market and customers.  A general decline in world macadamia nut prices would adversely affect the price paid under the nut purchase contracts with Mac Farms and Island Princess, as the contract price is determined based upon the prevailing world market price of macadamia nut kernel for each six-month period January through June and July to December throughout the contract term.  Even though the Partnership will increase it customers from one to four in 2007 there are a limited number of customers available to purchase the Partnership’s nut production.  If our customers’ were to be unable to perform under their contract or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.

Nut Purchase Agreements.  The Partnership has four contracts beginning January 1, 2007.  The terms of the contracts vary from two to six years, fixed prices and market determined prices and 30 day payment terms.  The Partnership relies upon the financial ability of the buyers of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If any or all of the buyers were unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If any or all buyers were late in payment the Partnership would stop the delivery of macadamia nuts to the buyer.  The Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.  There are a significant number of Hawaii macadamia growers that were unable to find a processor to purchase and process their crop in 2006 due to the currently depressed market.

Employees

As of December 31, 2006, the Partnership employed 215 people, of which 136 were seasonal employees.  Of the total, 20 are in farming supervision and management, 182 in production, maintenance and agricultural operations, and 13 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of three bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, of the Keaau Orchard Division and of the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002, but were extended until April 30, 2005.  The parties have agreed to a three-year contract, which will expire on April 30, 2008. The Partnership believes that relations with its employees and the ILWU are generally very good.

The Partnership employs foreign contract labor to supplement hand harvesters during the peak harvesting season.  If the Partnership was unable to employ contract laborers it might have to lengthen the time between harvest rounds which could result in a lower quality of nuts produced and a lower effective price.

Certain key personnel are critical to our business.  Our future operating results depend substantially upon the continued service of our key personnel who are not bound by employment or non-competition agreements.  Our future operating results also depend in significant part upon our ability to attract and retain qualified management, technical and support personnel.  We cannot ensure success in attracting or retaining qualified personnel.  There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in those positions and it may become increasingly difficult for us to hire personnel over time.  Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Item 1B.  Unresolved staff comments.  None

Available Information.  The Partnership files annual, quarterly and current reports and other information with the Commission.  These filings are available free of charge through the Partnership’s Internet website at www.mlmacadamia.com as soon as reasonably practicable after the Partnership electronically files such material with, or furnishes it to, the Commission.  Any unit holder, who so requests may obtain a printed copy of these documents from the Partnership, by contacting the Partnership at 808-969-8057, or in writing at 26-238 Hawaii Belt Road, Hilo, Hawaii 96720.

ITEM 2.  PROPERTIES

Location.  The Partnership owns or leases approximately 4,190 tree acres of macadamia orchards on the island of Hawaii.  The orchards are located in three areas: Ka’u, Keaau and Mauna Kea.  The Ka’u area is located in the south part of the island about fifty miles from Hilo.  The Keaau area is located six miles south of Hilo on the east side of the island, and the Mauna Kea area is located three miles north of Hilo on the east side of the island.

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

Age and Density.  The productivity of macadamia nut orchards depends on several factors including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation.  Assuming adequate moisture, the most significant characteristic affecting yields is maturity.  The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age.  Thereafter, nut yields increase gradually until the trees reach maturity at approximately 15 years of age, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease.

Macadamia orchards normally reach peak production after fifteen to eighteen years of age.  All of the 4,190 tree acres of macadamia orchards owned or leased by the Partnership are over twenty years of age.  About 2% of trees are lost to various causes each year and are replaced.

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

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

		Tree		Lease	Min. Rent
Orchard	Acquired	Acres	Tenure	Expiration	per Annum

Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
“	June 1986	500	Leasehold (1)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)	2034	$23,544
“	Oct. 1989	175	Leasehold (1)	2028	$17,314
“	Oct. 1989	26	Leasehold (3)	2029	$2,041
“	Oct. 1989	186	Leasehold (1)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)	2034	$23,508
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold (1)	2045	$10,224
Ka’u 715/716	April 2006	21	Fee Simple
Total acres		4,190

(1)                                  Lease of land only; trees may be removed at termination of lease.

(2)                                  Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019.

(3)                                  Lease of land; trees revert to lessor upon termination of lease.

For certain additional information concerning farming leases, see Item 13, page 54.

In addition to the minimum annual lease payment amount, all the leases require the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment based on the USDA farm price per pound of macadamia nuts sold in Hawaii.

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the seller and lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership.  Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.  For additional information, see “Stabilization Payments” on page 5.

ITEM 3.  LEGAL PROCEEDINGS AND SETTLEMENT

In 2004 the Partnership and several independent growers filed suit against Mauna Loa Macadamia Nut Corporation alleging that the proposed acquisition by Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) of the assets of Mauna Loa’s major competitor, MacFarms would give Mauna Loa a monopoly over the supply and processing of wet-in-shell macadamia nuts on the Island of Hawaii.  An agreement was reached, October 1, 2004, whereby Mauna Loa terminated its agreement to acquire the assets of MacFarms and the Partnership and all others caused their lawsuits to be dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT).  There were 1,010 registered holders of Class A Depositary Units on December 31, 2006.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

		Distribution	High	Low
2006:	4th Quarter	$0.050	6.55	5.35
	3rd Quarter	0.050	5.61	5.25
	2nd Quarter	0.050	5.99	5.30
	1st Quarter	0.050	6.00	5.65

2005:	4th Quarter	$0.050	6.09	5.60
	3rd Quarter	0.050	6.19	5.30
	2nd Quarter	0.050	6.19	5.45
	1st Quarter	0.050	6.26	5.45

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios.   The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 and December 31, 2005.

ITEM 6.          SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2006	2005	2004	2003	2002
Financial:
Total revenue	$17,072	$17,378	$13,665	$15,426	$14,556
Net cash provided by operating activities (1)	8,241	1,913	368	2,262	2,166
Income (loss) before taxes	904	900	(1,644)	111	(447)
Net income (loss)	804	771	(1,649)	69	(480)
Distributions declared	1,500	1,500	1,515	1,212	1,515
Total working capital	3,882	3,429	2,931	4,165	3,220
Total assets	53,963	58,046	58,438	60,069	61,803
Long-term debt, non current	1,200	1,600	2,034	2,468	2,920
Total partners’ capital	48,623	49,389	50,542	53,706	54,849
Class A limited partners’ capital	48,612	49,308	50,037	53,169	54,300
Net cash flow as defined in the partnership agreement (2)	2,323	2,501	466	2,157	1,592

Operations:
Acres harvested	4,190	4,169	4,169	4,169	4,169
Macadamia nuts harvested (lbs.) (3)	21,194	21,707	18,933	21,196	21,404
Net price $/lb. (3)(4)	$0.6093	$0.5550	$0.4972	$0.4857	$0.4748

Per Class A Unit (5):
Net income (loss)	0.11	0.10	(0.22)	0.01	(0.06)
Net cash flow as defined in the partnership agreement (2)	0.31	0.33	0.06	0.28	0.21
Distributions	0.20	0.20	0.20	0.16	0.20
Partners’ capital	6.48	6.57	6.67	7.09	7.24

(1)          See “Statements of Cash Flows” in the financial statements for method of calculation.

(2)          See Footnote 5 in the notes to financial statements for method of calculation.

(3)          Wet-in-shell at 25% moisture.

(4)          Weighted average for all orchards.

(5)          7,500,000 Class A Units were issued and outstanding for all periods presented.

Contractual obligations as of December 31, 2006 for the Partnership are detailed in the following:

		Payments	Due by	Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt and Interest	$1,792,000	$487,000	$896,000	$409,000	$—
Operating Leases	3,453,000	337,000	466,000	272,000	2,378,000
Total	$5,245,000	$824,000	$1,362,000	$681,000	$2,378,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

  CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

Results of operations – 2006, 2005, 2004

Owned-Orchard Segment - Production and Yields

Production and yield data for the eight orchards are summarized below (expressed in wet-in-shell pounds at 25% moisture):

			2006	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2006	2005	2004
Keaau I	June 1986	1,467	6,645,746	4,530	3,953	3,880
Keaau II	Oct. 1989	220	628,416	2,856	2,758	2,729
Keaau Lot 10	Sept. 1991	78	279,961	3,589	3,168	3,221
Ka’u I	June 1986	956	5,343,929	5,590	7,948	5,353
Ka’u Green Shoe I	Dec. 1986	266	1,984,649	7,461	6,399	6,632
Ka’u II	Oct. 1989	714	3,917,556	5,487	4,957	5,067
Ka’u O	May 2000	142	703,974	4,958	5,655	4,464
Ka’u 715/716	April 2006	21	107,904	5,138
Mauna Kea	Oct. 1989	326	1,581,635	4,852	4,327	3,851
Totals (except yields which are averages)		4,190	21,193,770	5,058	5,207	4,541

The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.  2006 production is reported on the 2005 contract basis for comparative purposes.  On page 15, production for 2006 is reported under the contracts effective for 2006 and compared to 2005 and 2004 production.

Production in 2006 was 1.6% lower than 2005 and 11.6% greater than 2004.  Production in 2005 was 14.6% greater than 2004 and 2.4% greater than 2003. Production in 2004 was 10.7% lower than 2003 and 11.5% lower than 2002. Significant factors affecting the crop were as follows:

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

5.     The Ka’u region recorded below average rainfall in 2005.  The shortfall during the early spring to fall of 2005 reduced yields in the spring of 2006.  Above average rainfall from November 2005 through February 2006 contributed a positive effect on the fall 2006 production.

6.     A late and abbreviated flower season in the Keaau and Mauna Kea regions resulted in lower production in the fall of 2005 and the spring of 2006.  Cool night temperatures from November 2005 through May 2006 contributed to an early and extended flower/nut set season that had a positive effect on the fall 2006 production despite the occurrence of a light-moderate flower disease in March 2006.  The extended flowering period will also have a positive effect on the spring 2007 nut production

The Ka’u Green Shoe I orchard and the Mauna Kea orchard are fully mature.  As a result, the yields from these orchards are expected to produce on average with the Partnership’s mature orchards.  At full maturity under favorable growing conditions, a macadamia orchard can produce between 4,500 and 7,500 WIS pounds of macadamia nuts per acre each year at Ka’u and between 2,500 and 6,000 WIS pounds of macadamia nuts per acre each year at Keaau and Mauna Kea.

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yields per acre and the nut purchase price.  The impact of these factors is summarized in the following table using 2006 actual contracts and implied as if using old contracts for 2006 compared to actual for 2005.  The implied 2006 is presented for the purpose of comparing the new contracts on equivalent terms with prior year, such that contract pounds delivered and nut price are on an equal basis:

For the twelve months

Ended December 31, 2006

	Actual Contracts
	WIS @ 20%	Implied	Actual	2006-2005
	SK/DIS @ 30%	WIS @ 25%	WIS @ 25%	Change
	2006	2006	2005	WIS @ 25%
Field pounds delivered (000’s)	21,362	21,362	21,636	-1%
Trash adjustment (000’s)	(785)	68	(276)	+ 125%
Quality adjustment SK/DIS (000’s)	(2,642)	(804)	(644)	-25%
Moisture adjustment WIS (000’s)	(563)	568	991	-43%
Contract pounds delivered (000’s)	17,372	21,194	21,707	-2%
Nut price ($/per pound)	$0.7433	$0.6093	$0.5550	+10%
Net nut sales ($000’s)	$12,913	$12,913	$12,048	+7%
2004/2005 nut price adjustment ($000’s)	$343	$343	$636
Total nut sales ($000’s)	$13,256	$13,256	$12,684	+5%

The following table presents the comparison of information to derive the Owned-Orchard Segment nut revenue using the 2005 contracts for all information therefore implied for 2006 and actual for 2005 and 2004.  The implied 2006 is used so that the comparisons are presented on an equivalent basis.

				2006	2005
	Implied	Actual	Actual	vs	vs
	2006	2005	2004	2005	2004
Trees acres harvested	4,190	4,169	4,169	+01%	—
Average yield (WIS lbs./acre)	5,058	5,207	4,541	-03%	+ 15%
Nuts harvested (000’s WIS lbs.)	21,194	21,707	18,933	-02%	+ 15%
Nut price ($/WIS lbs. @ 25%)	0.6093	0.5550	0.4972	+10%	+ 12%
Gross nut sales ($000)	$12,913	$12,048	$9,414	+07%	+ 28%
Prior year nut price settlement	343	576	—
2003 early harvest settlement	—	—	—
2004 Mac Farms settlement	—	60	—
Recorded nut sales ($000s)	$13,256	$12,684	$9,414

The 2006 analysis of average yields, nuts harvested and nut price is based upon the contracts which were in effect prior to January 1, 2006 and therefore are implied results.  The 2006 gross nut sales, prior year price settlement and recorded nut sales are actual results.  Based upon the 2005 and earlier contracts the following would apply.  Under three of the nut purchase contracts with Mauna Loa, the price for nuts delivered is based 50% on the two-year trailing average of USDA published macadamia nut prices and 50% on a “netback component”.  The netback component is determined by subtracting from Mauna Loa’s gross revenues from the sale of macadamia products (i) allocable processing, packaging, marketing, selling and advertising costs and (ii) a 20% capital charge on the difference between those aggregate gross revenues and aggregate allocable costs.

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

In 2005 and 2004 the net-back component of the nut purchase price was not determined in a timely manner by Mauna Loa.  The Partnership used information provided by Mauna Loa to determine the nut purchase price for each of the years.  After Mauna Loa provided the final net-back component the Partnership determine the final nut purchase price and recognized the additional revenue at the time it became known.

The following table sets forth the manner in which the nut purchase price per pound was determined for 2005 and 2004 ($/lb.).  This table does not include 2006 as the contracts were renegotiated in 2006 and there is no available net-back component:

	2005	2004
USDA price - two years prior (a)	0.5391	0.5666
USDA price – one year prior (a)	0.5769	0.5391
USDA price – two year trailing average	0.5580	0.5528

Gross revenues	2.1093	1.3929
Less allocable processing, packaging, marketing, sales and advertising costs	1.4268	0.8515
Less 20% capital charge	0.1365	0.1083
Net-back component	0.5460	0.4331

USDA price – two year trailing average	0.5580	0.5528
Net-back component	0.5460	0.4331
Average of USDA two year trailing average price and net-back component	0.5520	0.4929
Plus Hawaii general excise tax (0.5%)	0.0028	0.0025
Net purchase price (b) (c) (d) (e)	0.5548	0.4954

(a)          Mauna Loa’s own purchases comprise a substantial portion of nut purchases reported to the USDA.  Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b)         The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years.  With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated.  The effect was to cause a slightly different price of $0.4951 for the 1989 orchards in 2004, and $0.5542 in 2005.

(c)          The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the “two-year trailing average” provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus results in a different nut price.  This was in effect for the first six months of 2003.  A new contract was negotiated with a fixed price for all nuts with unusables in a range of 10% to 13%.  The nut price for this orchard was $0.6000 in 2006, 2005 and 2004. This orchard accounts for less than 2% of the Partnership’s macadamia nut production.

(d)         The nut purchase contract for the Ka’u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.6912 in 2006, $0.5610 in 2005 and $0.5560 in 2004.

(e)          Mauna Loa has provided the final 2004 audited nut price to the Partnership resulting in an additional $576,000 paid in 2005.

(f)            Mauna Loa has provided the final 2005 audited nut price to the Partnership resulting in an additional $343,000 paid in 2006.

The 2005 average nut price from all orchards increased 12% from 2004 before 2004 adjustments realized in 2005. If the 2004 nut price was adjusted by those adjustments the average nut price increase for 2005 compared to 2004 would be 5%.  The USDA portion increased 1% in 2005 and decreased 2% in 2004. The netback increased 26% in 2005 compared to 2004 and increased 10% in 2004 compared to 2003. The current netback price reflects the operating performance of Mauna Loa.

The USDA published price for the 2004-2005 crop year was $0.7018 per pound (WIS at 25% moisture), which is 22% higher than the 2003-2004 crop year of $0.5769.

In 2006 five contracts were in place:  1) the 1986 contracts were replaced with a fixed price contract - $0.75 per pound at WIS 20% moisture and 30% SK/DIS;  2) the 1989 contracts were replaced with a fixed price contract - $0.74 per pound at WIS 20% moisture and 30% SK/DIS;  3)  the Lot 10Z contract remained effective - $0.60 @ WIS 25% adjusted for trash;  4)  the Ka’u “O” contract remained effective which uses a two-year trailing average USDA price which was $0.6912 and;  5)  the macadamia nut orchard purchased April 2006 has a fixed price contract of $0.98 per pound at WIS 20% moisture and 30% SK/DIS.

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

The Partnership’s unit costs (expressed in dollars per wet-in-shell pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2006	2005	2004
Keaau I	June 1986	0.5646	0.5866	0.5767
Keaau II	Oct. 1989	0.6985	0.6501	0.5545
Keaau Lot 10	Sept. 1991	0.4095	0.3836	0.4491
Ka’u I	June 1986	0.5193	0.4289	0.5211
Ka’u Green Shoe I	Dec. 1986	0.3278	0.2769	0.3409
Ka’u II	Oct. 1989	0.4420	0.4112	0.3938
Ka’u O	May 2000	0.4829	0.4226	0.4226
Ka’u 715/716	April 2006	0.2952	—	—
Mauna Kea	Oct. 1989	0.5649	0.7119	0.4976

All Orchards		0.5130	0.5062	0.4582

Cost of goods sold was $669,000 higher in 2006 than 2005 and $535,000 higher in 2005 than in 2004.  The cost per pound in 2006 was 1.3% higher than 2005 and 10.5% higher in 2005 than 2004.  The higher production costs in 2006 were the results of higher harvesting costs, cultivation costs, land lease costs,  and higher insurance costs offset by lower depreciation.  The higher production costs in 2005 were the results of higher harvesting and husking costs because of more pounds handled.  The lower production costs in 2004 compared to 2005 and 2006 were the result of lower harvesting costs, cultivation costs, land lease costs and insurance costs.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately twenty farming contracts (now seventeen contracts) to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee or fixed fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $3.8 million in 2006, $4.7 million in 2005, and $4.3 million in 2004. The 2006 farming service revenues were less than 2005 because of the termination of three farming contracts, the purchase of the macadamia orchard which previously had been farmed under contract and the timing of the harvest at the end of the year which resulted is harvesting occurring in the spring of 2007 for some of the orchards under contract. The 2005 farming service revenues were less than anticipated because of a windstorm which destroyed a large percentage of trees in three contract orchards.  The 2004 farming service revenues were less than expected because of the late drop of nuts in the fall crop.  Three farming service contracts terminated on December 31, 2005 which reduces the number of farming service contracts to about seventeen totaling about 2,039 acres.  The farming service revenue in 2005 for these three contracts was about $492,000 with management fees of about $70,000.  Additionally, the Partnership purchased about 21 acres which was under farming contract bringing the total acres under farming contract to about 2,008.  Approximately 150 acres of are year-to-year contracts, approximately 635 acres expire March 31, 2009, approximately 70 acres expire June 30, 2013, approximately 410 acres expire July 31, 2029, approximately 280 acres expire June 30, 2033 and approximately 470 acres expire September 30, 2080.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $3.5 million in 2006, $4.3 million in 2005 and $3.9 million in 2004.  These costs were all reimbursed to the Partnership.

General and Administrative Costs

General and administrative expenses are comprised of accounting and reporting costs, reimbursements to the Managing Partner for directors’ fees, office expenses and liability insurance.  In addition, general and administrative costs are also incurred in connection with the farming operations.  Previous to the May 2000 acquisition, general and administration costs relating to the Partnership’s orchards were included in the Partnership’s farming expenses.

General and administrative costs for 2006 were $247,000 higher than for 2005 which is attributed to increased legal costs and proxy statement for the 2006 special meeting, legal costs related to the potential  acquisition of Mac Farms of Hawaii, LLC and higher costs associated with Sarbanes Oxley implementation.  General and administrative costs for 2005 were $48,000 lower than for 2004, which is attributed to lower legal costs, offset by higher costs associated with Sarbanes Oxley preparation and accounting.  In 2004 legal costs of $464,000 were related to the lawsuit, initiated and settled, to prevent Mauna Loa from acquiring MacFarms of Hawaii, LLC.

A management fee based on Partnership cash flow is payable annually to the Managing Partner.  The amount paid was $9,000 in 2004.  There was no management fee in 2006 and 2005 as the Partnership acquired MLR, the managing partner and the fees are eliminated in consolidation.

Interest Income and Expense

The Partnership recorded interest expense of $204,000 in 2006, $237,000 in 2005, and $182,000 in 2004.  This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a revolving line of credit.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  Interest was earned in the amount of $17,000 in 2006, $5,000 in 2005 and $11,000 in 2004.

Other income of $206,000 was recorded in 2006 of which $169,000 was from crop insurance.  Other income of $151,000 was recorded in 2005 of which $147,000 was from crop insurance.  Other income of $32,000 was recorded in 2004 from crop insurance.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax was $100,000 in 2006, $129,000 in 2005, and $5,000 in 2004.

Liquidity and Capital Resources

Net cash provided by operations was $8.2 million in 2006 compared to $1.9 million in 2005.  The significant increase of $6.3 million is a result of the payment terms of the nut purchase contracts changing from quarterly to 30 days from date of delivery.  Net cash provided by operations was $1.9 million in 2005, an increase of approximately $1.6 million compared to 2004.  Net cash provided by operations in 2004 was $368,000.

At December 31, 2006 the Partnership’s working capital was $3.9 million and its current ratio was 2.54 to 1, compared to $3.4 million and 1.59 to 1 in 2005.  In 2005 the Partnership’s working capital was $3.4 million and its current ratio 1.59 to 1, compared to $2.9 million and 1.63 to 1 in 2004.  In 2004 the Partnership’s working capital was $2.9 million and its current ratio was 1.63 to 1, compared to $4.2 million and 2.55 to 1 in 2003.  In 2006 the increase in working capital compared to 2005 was the result of lower cost of goods sold, interest expense, income taxes, higher interest income and other income offset by higher general and administrative costs.  In 2005 the increase in working capital compared to 2004 was result of higher revenue and lower general and administrative costs.  In 2004 the decrease in working capital compared to 2003 was a result of lower revenue and higher general and administrative costs.

The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 and December 31, 2005.

Capital expenditures in 2006, 2005 and 2004 were $509,000, $83,000, and $172,000, respectively.    The increase in 2006 was attributed to the purchase of 21 tree acres of macadamia orchards for $440,000, computers, a vehicle and upgrades to operating machinery.  The decrease in 2005 was the result of fewer computer purchases and modifications to farming equipment than 2004. Capital expenditures in 2004 were the result of purchases of expiring leases.  Capital expenditures planned for 2007 are about $500,000 and are expected to be financed by way of new equipment leases, either capital or operating leases.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2008.  At December 31, 2006 the Partnership had a cash balance of $3,351,000 and no line of credit drawings outstanding.  At December 31, 2005 the Partnership had a cash balance of $378,000 and line of credit drawings outstanding of $2,900,000.  The cash balance was $196,000 at the end of 2004, and the line of credit drawings were $2,200,000 at December 31, 2004.

As a Limited Partnership, we expect to pay regular cash distributions to the Partnership’s unit holders if the cash flow from operations, as defined in the Management Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management.  These cash distributions are expected to be paid from operating cash flow and / or other resources.  The Partnership has declared and paid cash distributions for 83 consecutive quarters.  In December, 2006, the Partnership declared a distribution of $0.05 per Class A unit (a total of $375,000), which was paid February 15, 2007 to the unit holders of record as of December 29, 2006.

It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted. The nut purchase contracts require the buyers to make nut payments 30 days after the delivery of the nuts to 15 days after the end of the month in which the nuts were delivered.  During certain parts of the year, if payments are not received, as the contracts require, available cash resources could be depleted.

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

Retirement and Severance Benefits:  The Partnership sponsors a non-contributory defined benefit pension plan for regular union employees and a severance plan for intermittent union employees.  Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities related to this plan.  These factors include assumptions about the discount rate, expected return on plan assets, withdrawal and mortality rates and the rate of increase in compensation levels.  The actuarial assumptions used by the Partnership may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants.  These differences may impact the amount of retirement and severance benefit expense recorded by the Partnership in future periods.

The Partnership reviews long-lived assets held and used, or held for sale for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required.  All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value.  Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

The Partnership has replaced three of the nut purchase contracts it had with Mauna Loa with two contracts signed June 1, 2006, effective January 1, 2006.  The first of the contracts is a fixed price contract at $0.75 per pound at WIS 20% moisture and 30% SK/DIS, terminating December 31, 2006, and accounts for about 15 million pounds of nuts.  The second contract is a fixed price contract at $0.74 per pound a WIS 20% moisture and 30% SK/DIS, terminating December 31, 2011, and accounts for about 6 million pounds of nuts.  The second contract increases by $0.01 per pound each year except 2008 until it reaches $0.78 per pound in 2011.

The Partnership recognizes revenue under all of its fixed price contracts using the best information available to the Partnership at the time it files its quarterly and annual financial statements.  Additional information can be found in section (c) under the heading Nut Purchase Contracts on page 3.

Legal Proceedings

In 2004 the Partnership and several independent growers filed suit against Mauna Loa alleging that the proposed acquisition by Mauna Loa of the assets of Mauna Loa’s major competitor, MacFarms, would give Mauna Loa a monopoly over the supply and processing of wet-in-shell macadamia nuts on the Island of Hawaii.  An agreement was reached October 1, 2004, whereby Mauna Loa terminated its agreement to acquire the assets of MacFarms and the Partnership and all others caused their lawsuits to be dismissed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rates on the Partnership’s Credit Agreement, which are based on LIBOR (Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate), are adjusted periodically based on the Partnership’s election to fix interest rates for periods ranging from between three months and five years.  As of December 31, 2006, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $12,000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners’ capital, and cash flows, present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Honolulu, Hawaii
April 16, 2007

ML Macadamia Orchards, L.P.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$3,351	$378
Accounts receivable	2,688	8,433
Inventory of farming supplies	272	270
Other current assets	98	178
Total current assets	6,409	9,259
Land, orchards and equipment, net	47,232	48,722
Goodwill	306	—
Intangible assets, net	16	65
Total assets	$53,963	$58,046

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$434
Short-term borrowings	—	2,900
Accounts payable	406	770
Cash distributions payable	375	375
Accrued payroll and benefits	858	935
Other current liabilities	488	416
Total current liabilities	2,527	5,830
Non-current benefits	405	—
Long-term debt	1,200	1,600
Deferred income tax liability	1,208	1,227
Total liabilities	5,340	8,657
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	48,612	49,308
Accumulated other comprehensive loss	(70)	—
Total partners’ capital	48,623	49,389
Total liabilities and partners’ capital	$53,963	$58,046

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements

(in thousands, except per unit data)

	2006	2005	2004
Macadamia nut sales	$13,256	$12,684	$9,414
Contract farming revenue	3,816	4,694	4,251
Total revenues	17,072	17,378	13,665
Cost of goods and services sold
Costs of macadamia nut sales	10,871	10,202	9,667
Costs of contract farming services	3,474	4,274	3,860
Total cost of goods and services sold	14,345	14,476	13,527
Gross income	2,727	2,902	138
General and administrative expenses
Costs expensed under management agreement with related party	—	—	177
Legal fees - related party	196	32	495
Other	1,646	1,563	971
Total general and administrative expenses	1,842	1,595	1,643
Extinguishment of management agreement	—	(326)	—
Operating income (loss)	885	981	(1,505)
Interest expense	(204)	(237)	(182)
Interest income	17	5	11
Other income	206	151	32
Income (loss) before tax	904	900	(1,644)
Income tax expense	(100)	(129)	(5)
Net income (loss)	$804	$771	$(1,649)

Net cash flow (as defined in the Partnership Agreement)	$2,323	$2,501	$466

Net income (loss) per Class A Unit	$0.11	$0.10	$(0.22)

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.31	$0.33	$0.06

Cash distributions per Class A Unit	$0.20	$0.20	$0.20

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	2006	2005	2004

Partners’ capital at beginning of period:
General partner	$81	$505	$537
Class A limited partners	49,308	50,037	53,169
	49,389	50,542	53,706

Acquisition of ML Resources, Inc.	—	(424)	—
	—	(424)	—

Allocation of net income (loss):
General partner	—	—	(17)
Class A limited partners	804	771	(1,632)
	804	771	(1,649)

Cash distributions paid and / or declared:
General partner	—	—	15
Class A limited partners	1,500	1,500	1,500
	1,500	1,500	1,515

Partners’ capital at end of period:
General partner	81	81	505
Class A limited partners	48,612	49,308	50,037
Accumulated other comprehensive loss Change in pension and severance obligations	(70)	—	—
	$48,623	$49,389	$50,542

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Cash received for goods and services	$23,001	$16,795	$13,947
Cash paid to suppliers and employees	(14,463)	(14,568)	(13,393)
Income tax paid	(118)	(82)	(15)
Interest received	17	5	11
Interest paid	(196)	(237)	(182)
Net cash provided by operating activities	8,241	1,913	368

Cash flows from investing activities:
Proceeds from sale of equipment	75	14	—
Capital expenditures	(509)	(83)	(172)
Net cash used in investing activities	(434)	(69)	(172)

Cash flows from financing activities:
Proceeds from drawings on line of credit	5,800	8,800	5,400
Repayment of long term debt	(400)	(400)	(400)
Repayment of line of credit	(8,700)	(8,100)	(3,600)
Loan cost	—	—	(20)
Acquisition of general partner’s units	—	(424)	—
Capital lease payments	(34)	(35)	(52)
Cash distributions paid	(1,500)	(1,503)	(1,364)
Net cash provided by (used in) financing activities	(4,834)	(1,662)	(36)

Net increase in cash	2,973	182	160
Cash and cash equivalents at beginning of period	378	196	36
Cash and cash equivalents at end of period	$3,351	$378	$196

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$804	$771	$(1,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,953	2,165	2,571
Gain on sale of capital assets	(21)	—	—
(Increase) decrease in accounts receivable	5,745	(1,341)	(566)
Deferred income tax expense (credit)	(19)	20	(7)
Increase in inventories	(2)	(125)	(4)
(Increase) decrease in other current assets	80	(25)	(10)
Increase in other assets	—	(32)	(7)
Increase (decrease) in accounts payable	(364)	32	245
Increase (decrease) in accrued payroll	(106)	62	26
Increase (decrease) in current liabilities	72	386	(231)
Increase in non-current benefits payable	99	—	—
Total adjustments	7,437	1,142	2,017
Net cash provided by operating activities	$8,241	$1,913	$368

Supplemental schedule of noncash financing activities Distributions declared but not paid	$375	$375	$379

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Notes to Consolidated Financial Statements

(1) OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the “Partnership”) owns and farms 4,190 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity, which processes and markets the finished products.  The Partnership farms approximately 2,008 additional acres of macadamia orchards on Hawaii for other orchard owners.

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

(c)  Consolidation.  The consolidated financial statements include the accounts of the Partnership, and from 2005, ML Resources, Inc.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(d) Farming Costs. The Partnership considers each orchard to be a separate cost center, which includes the depreciation/amortization of capitalized costs associated with each orchard’s acquisition and /or development and maintenance and harvesting costs directly attributable to each orchard.  In accordance with industry practice in Hawaii, orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

However, the timing and manner in which farming costs are recognized in the Partnership’s financial statements over the course of the year is based on a standard cost system.  For interim financial reporting purposes, farming costs are recognized as expense based on a standard cost to produce a pound of macadamia nuts.  Management calculates a standard cost per pound for each orchard based on the estimated annual costs to farm each orchard and anticipated annual production from each orchard.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each orchard’s standard cost by actual production from that orchard.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the balance sheet.  Deferred farming costs accumulate throughout the year, typically peaking mid-way through the third quarter, since nut production is lowest during the first and second quarters of the year.  Deferred farming costs are expensed over the remainder of the year since nut production is highest at the end of the third quarter through year end.

Management evaluates the validity of each orchard’s standard cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

(e)  Inventory.  Supplies inventory is relieved on an average cost basis to cost of farming expense as used.

(f)  Land, Orchards and Equipment.  Land, orchards and equipment are reported at cost, net of accumulated depreciation and amortization.  Net farming costs for any “developing” orchards are capitalized on the balance sheet until revenues from that orchard exceed expenses for that orchard (or nine years after planting, if earlier).  Developing orchards historically do not reach commercial viability until about 12 years of age.

Depreciation of orchards and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (40 years for orchards and between 5 and 12 years for other equipment).  A 5% residual value is assumed for orchards.  The macadamia orchards acquired in 1986 situated on leased land are being amortized on a straight-line basis over the terms of the leases (approximately 33 years from the inception of the Partnership) with no residual value assumed.  The macadamia orchards acquired in 1989 situated on leased land are being amortized on a straight-line basis over a 40 year period (the terms of these leases exceed 40 years) with no residual value assumed.  For income tax reporting, depreciation is calculated under the straight line and declining balance methods over Alternative Depreciation System recovery periods.

Repairs and maintenance costs are expensed unless they exceed $5,000 and extend the useful life beyond the depreciable life.

The Partnership reviews long-lived assets held and used, or held for sale for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required.  If an impairment charge is required the Partnership would write the assets down to fair value.  All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value as determined by quoted market price or a present value technique.  Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

(g)  Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  The Partnership’s annual impairment testing is performed in the 4th quarter each year.  The goodwill is allocated to the farming reporting unit.  Goodwill impairment is determined using a two-step process for each reporting unit.  The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill.  This evaluation utilizes a discounted cash flow analysis and multiple analyses of the historical and forecasted operating results of the Partnership’s reporting unit.  If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required.  If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of the goodwill.  If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

(h) Income Taxes.  The accompanying income statements do not include a provision for corporate income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners.  Neither the Partnership’s financial reporting income nor the cash distributions to unit holders can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners.

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

(i) Revenue.  Macadamia nut sales are recognized when nuts are delivered to the buyer.  Contract farming revenue and administrative services revenues are recognized in the period that such services are completed, that is upon the incurrence of direct labor or equipment hours incurred on behalf of an orchard owner.  The Partnership is paid for its services based upon a “time and materials” basis plus a percentage fee or fixed fee based upon each farming contract’s terms. Contract farming includes the regular maintenance of the owners’ orchards as well as harvesting of their nuts.  The Partnership provides these services on a continuing basis throughout the year.

(j)  Pension Benefit and Intermittent Severance Costs.  The actuarial method used for financial accounting purposes is the projected unit credit method.

(k)  Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(l) Net Income Per Class A Unit.  In 2006 and 2005 net income per Class A Unit is calculated by dividing 100% of Partnership net income by the average number of Class A Units outstanding for the period.  In 2004 net income per Class A Unit is calculated by dividing 99% of the Partnership net income by the average number of Class A Units outstanding for the period.

(m)  Accumulated Comprehensive Income.  Accumulated comprehensive income represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unitholder sources.  Accumulated comprehensive income consists of deferred pension and intermittent severance gains or losses.  As of December 31, 2006, our Consolidated Balance Sheet reflected Accumulated Other Comprehensive Loss in the amount of $70,000 in deferred pension and intermittent severance loss.

(n)  Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157.  This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  Statement No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value.  This pronouncement is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of Statement No. 157 to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106. and 132R (“Statement No. 158”), that requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s asset and its obligations that determine it funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  We adopted the recognition provisions of Statement No. 158 in our December 31, 2006 financial statements.  The incremental affects of applying Statement No. 158 related to Partnership’s defined pension plan and intermittent severance plan as of December 31, 2006, were as follows:

Increase in pension obligation	$68,000
Increase in intermittent severance obligation	18,000
Decrease in prepaid pension obligation	7,000
$93,000

The adoption on SFAS No. 158 had no effect on the net income or cash flows of the Partnership.

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

Management evaluates the performance of each segment on the basis of operating income.  The Partnership accounts for intersegment sales and transfers at cost and such transactions are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

(1)  Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound and pounds produced.

(a)  Nut Purchase Contracts.  The Partnership is a party to two nut purchase contracts signed June 1, 2006, with an effective date of January 1, 2006, with Mauna Loa which were negotiated in 2006.  The two contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, and October 1989.  Of the two contracts, one for approximately 15 million pounds expired December 31, 2006 and has a nut purchase price for 2006 of $0.75 per pound wet-in-shell (WIS) at 20% moisture and 30% saleable kernel recovery (SK) to dry-in-shell (DIS).  Two other contracts, of approximately 1 million pounds, also expired December 31, 2006, one with a nut purchase price of $0.60 per pound WIS 25% adjusted for trash and the other with a nut purchase price based on a two-year trailing average USDA price at WIS 25%.  The last contract for about 5 million pounds expires December 31, 2011 and has a nut purchase price for 2006 of $0.74 per pound WIS at 20% moisture and 30% SK/DIS.  The purchase price increases by $0.01 each year except 2008 until it reaches $0.78 per pound in 2011.  The purchase contract for the macadamia nut orchard purchased in April 2006 is with Mac Farms and accounts for about 100,000 pounds and has a nut purchase price of $0.98 per pound WIS 20% moisture and 30% SK/DIS.

On December 16, 2004, a new nut purchase contract was signed with Hamakua for the annual delivery of six million WIS pounds, starting January 1, 2007. The contract provides for a minimum price of 75 cents per pounds and a maximum price of 95 cents per pound. The pricing formula includes a fixed component of 85 cents and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the Partnership negotiated an amendment to the contract which provides the Partnership an option to have nut-in-shell processed into kernel for a fee in lieu of selling the nuts to Hamakua.

On January 5, 2006, a new nut purchase contract was signed with Island Princess for the annual delivery of approximately two million WIS pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 is $0.608 at 20% moisture and 30% SK/DIS recovery.

On January 6, 2006, a new nut purchase contract was signed with MacFarms for the annual delivery of between four and one-half million and five and one-half million WIS pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 is $0.608 at 20% moisture and 30% SK/DIS recovery.

(b)  Husking Activities   Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  Payments or reimbursements made to Mauna Loa were $440,000 in 2004, $603,000 in 2005, and $559,000 in 2006 for husking as the contracts agree that the Partnership will deliver husked nuts.

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

Thereafter, the Partnership is obligated to pay KACI 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  Additional rent of $62,000 was due for 2006 and no additional rent was due in 2004, or 2005.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the period ended December 31, 2006, 2005 and 2004.

Segment Reporting for the Year ended December 31, 2006 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$13,256	$14,533	$(10,717)	$17,072
Composition of Intersegment revenues	—	10,717	—	10,717
Operating income (loss)	222	663	—	885
Depreciation expense	1,737	216	—	1,953
Segment assets	48,731	5,232	—	53,963
Expenditures for property and equipment	479	30	—	509

Segment Reporting for the Year ended December 31, 2005 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$12,684	$12,131	$(7,437)	$17,378
Composition of Intersegment revenues	—	7,437	—	7,437
Operating income (loss)	377	604	—	981
Depreciation expense	1,949	216	—	2,165
Segment assets	52,206	5,840	—	58,046
Expenditures for property and equipment	51	32	—	83

Segment Reporting for the Year ended December 31, 2004 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$9,414	$9,502	$(5,251)	$13,665
Composition of Intersegment revenues	—	5,251	—	5,251
Operating income (loss)	(1,684)	179	—	(1,505)
Depreciation expense	1,671	900	—	2,571
Segment assets	52,984	5,454	—	58,438
Expenditures for property and equipment	76	96	—	172

(4) RELATED PARTY TRANSACTIONS

(a) Management Costs and Fee.  On January 6, 2005 the Partnership purchased the stock of its managing partner, MLR. As a result of the transaction, MLR’s operations have been included in the Partnership’s consolidated financial statements beginning with the first quarter of 2005.  The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership’s operating cash flow (as defined) in 2004.  The management fee is eliminated in consolidation in 2005 and 2006. Those reimbursable costs totaled $168,000 in 2004.  The managing general partner earned a management fee of $9,000 in 2004.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2006, 2005 and 2004.

(b) Legal Services.  The Partnership paid $196,000, $134,000, and $495,000 in legal fees in 2006, 2005 and 2004, respectively.  A former Director of the Partnership is a former partner and currently of counsel to one of the law firms used by the Partnership.  The Partnership paid said law firm $196,000 in 2006, $32,000 of the $134,000 in 2005 and $495,000 in 2004.

(c) Management Services Contract.  The Partnership provides administrative services to D. Buyers Enterprises, LLC (“DBE”) for which it was compensated $104,000 in 2004 and, $102,000 in 2005.  DBE owned the stock of the Partnership’s general partner until January 2005.

(d) Office Lease.  Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff from DBE, which was the owner of the General Partner until January 2005.   The lease amount was $90,000 in 2005 and 2004.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2006	2005	2004
Gross revenues (including interest and other income)	$17,295	$17,534	$13,708
Less:
Farming costs	12,391	12,311	10,951
Administrative costs	1,842	1,595	1,643
Extinguishment of management agreement	-	326	-
Income tax expense	100	129	5
Payments of principal and interest	639	672	634
Operating cash flow	2,323	2,501	475
Less:
Management fee	0	0	9
Net cash flow (as defined in the Partnership Agreement)	$2,323	$2,501	$466

All of net cash flow in 2006 and 2005, and $451,000 in 2004 was allocated to Class A Units. This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit.  No management fee is recorded in 2006 and 2005 as the Partnership purchased the stock of the managing partner MLR in January 2005 and the management fee is eliminated in consolidation.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2006 and 2005 (000’s):

	2006	2005
Land	$8,255	$8,168
Improvements	1,850	1,929
Machinery and equipment	4,266	4,252
Irrigation well and equipment	1,184	1,155
Producing orchards	67,631	67,267
Capital leases	161	161
Land, orchards and equipment (gross)	83,347	82,932
Less accumulated depreciation and amortization	36,115	34,210
Land, orchards and equipment (net)	$47,232	$48,722

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

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2006 and 2005, the Partnership’s long-term debt comprises (000’s):

	2006	2005
Term debt	$1,600	$2,000
Other	—	34
	1,600	2,034
Current portion	400	434
	$1,200	$1,600

On May 2, 2000 the Partnership entered into a credit agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit Capital Markets) comprised of a $5 million revolving line of credit and a $4 million promissory note.

The line of credit expires on May 1, 2008.  Drawings on the line of credit bear interest at the prime lending rate.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit.  The Partnership, at its option, may make prepayments without penalty.

There were no drawings outstanding on the line of credit at December 31, 2006 and drawings outstanding at December 31, 2005 amounted to $2,900,000, with interest at 7.50%.

At December 31, 2006, the outstanding balance on the promissory note amounted to $1.6 million.  The note is scheduled to mature in 2010 and bears interest at rates ranging from 6.37% to 7.50%.  Principal payments are due annually on May 2 in the amount of $400,000.

The estimated fair values of the Partnership’s financial instrument has been determined by estimated market price of 6.75% in 2005 and 7.00% in 2006 using a life equal to that remaining on the current financial instrument.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$1,600	$1,312	$1,150	$1,004

Of the total $1.6 million in 2006 the long-term debt of $680,000 has a fixed interest rate for one and one-third years.  Of the total $2.0 million in 2005 the long—term debt of $850,000 has short-term fixed rates that approximate fair value. The $920,000 and $1,150,000 in 2006 and 2005, respectively, have interest rates that are fixed over the remaining life of the debt.

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

At December 31, 2006, the Partnership’s working capital was $3.9 million and its current ratio 2.54 to 1. The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2006 and December 31, 2005

Capital and Operating Leases. The Partnership has no capital leases as of December 31, 2006 and had $34,000 in capital leases as of December 31, 2005. The Partnership has operating leases for equipment and operating leases for land.  The operating leases for equipment are four to five year leases.

Land Leases. The partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases which expire through dates ending 2045.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $18,000 in 2004, $19,000 in 2005, and $115,000 in 2006.  Total lease rent for all land operating leases was $150,000 in 2004, $147,000 in 2005, and $256,000 in 2006.

Equipment Operating Leases.  The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester.  The operating lease cost was $206,000, $249,000 and $285,000 in 2006, 2005 and 2004, respectively.

Contractual obligations for the year ended December 31, 2006 for the Partnership are detailed in the following (000’s):

	Total	2007	2008	2009	2010	2011	Remaining
Contractual Obligations
Long-Term Debt and Interest	$1,792	$487	$461	$435	$409	$—	$—
Operating Leases	3,453	337	275	191	146	126	2,378
Total	$5,245	$824	$736	$626	$555	$126	$2,378

(8) INCOME TAXES

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows (000’s):

	2006	2005	2004
Currently payable	$119	$109	$12
Deferred	(19)	20	(7)
	$100	$129	$5

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2006, 2005 and 2004.

The components of the net deferred tax liability reported on the balance sheet as of December 31, 2006 and 2005 are as follows (000’s):

	2006	2005
Deferred tax liabilities:
Financial statement bases of land, orchards, inventory and equipment is greater than tax bases	$719	$717
Financial statement bases of capitalized leases, long- term debt on capitalized leases and interest expense on capitalized leases is greater than tax bases	(4)	(4)
Excess of tax depreciation over financial statement depreciation	493	514
	$1,208	$1,227

(9) PENSION PLAN

The Company established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for the employees of their previous employer that became Company employees.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2006, 2005, 2004 to the funded status of the plan and the amounts recognized in the balance sheets at December 31, 2006, 2005, 2004 (000’s).

	2006	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$518	$411	$357
Service cost	59	57	56
Interest cost	28	23	21
Actuarial (gain) loss	(80)	35	(12)
Benefits paid	(35)	(8)	(11)

Projected benefit obligation at end of year	490	518	411
Change in plan assets:
Fair value of plan assets at beginning of year	258	205	169
Actual return on plan assets	31	10	3
Employer contribution	168	51	44
Benefits paid	(35)	(8)	(11)

Fair value of plan assets at end of year	422	258	205
Funded status	(68)	(261)	(206)
Unrecognized prior service cost	—	62	69
Unrecognized net actuarial loss (gain)	—	89	44

Amount recognized in balance sheet	$(68)	$(110)	$(93)
Amounts recognized in the balance sheets consist of:
Accrued pension liability (current)	(68)	(152)	(103)
Intangible asset	—	42	10

Net amount recognized	$(68)	$(110)	$(93)

The amounts recognized in accumulated other comprehensive loss at December 31, 2006 was as follows:

2006
Net actuarial gain	$(4)
Prior service cost	56
$52

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2007 is $7,000.

Prior to the adoption of Statement No. 158, the plan was over funded by $7,000.

The computation of the prepaid pension obligation at December 31, 2006 and required minimum liability and additional minimum liability at December 31, 2005 are shown below:

	2006	2005
Accumulated benefit obligation	$(415)	$(410)
Fair value of plan assets	422	258
Required prepaid pension obligation (minimum liability)	$7	$(152)
Liability recognized for accrued benefit costs	—	110
Prepaid pension obligation (additional minimum liability)	$7	$(42)

The components of net periodic pension cost for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	2006	2005	2004
Service cost	$59	$57	$56
Interest cost	28	23	21
Expected return on plan assets	(23)	(19)	(15)
Amortization of net actuarial loss and prior service cost	9	7	7
Net periodic pension cost	$73	$68	$69

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2006, 2005 and 2004 and the net periodic pension cost for the years then ended are as follows:

	2006	2005	2004
Pension benefit obligation:
Discount rate	5.90%	5.50%	5.75%
Compensation increases	2.00%	2.00%	2.00%
Net periodic pension cost:
Discount rate	5.90%	5.75%	6.00%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	8.50%	8.50%	8.50%

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

The plan’s asset allocation percentages at December 31, 2006 and 2005 were as follows:

	2006	2005
Pooled fixed income funds	23.00%	21.00%
Money market funds	10.00%	16.00%
Stock mutual funds	67.00%	63.00%
Total	100.00%	100.00%

The Partnership expects to contribute approximately $100,000 to the plan in 2007.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,
2007	$8,372
2008	11,073
2009	12,168
2010	17,546
2011	17,201
2012-2016	145,551

(10)  UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

The Partnership provides a severance plan, since the acquisition of the farming operations on May 1, 2000, that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining union agreement.  The severance plan provides for the payment of 8 days of pay for each year worked (upon the completion of 3 years of continuous serve) if the employee becomes physically or mentally incapacitated, is part of a Partnership mass layoff, or reaches the age of 60 and is terminated or voluntarily terminates.  The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation for the employees of their previous employer that became Company employees.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2006, 2005, 2004 to the funded status of the plan and the amounts recognized in the balance sheets at December 31, 2006, 2005, 2004 (000’s).

Change in Severance Obligation	2006	2005	2004

Severance obligation at beginning of year	$376	$384	$363
Service cost	23	24	24
Interest cost	20	21	21
Actuarial (gain) loss	(36)	(14)	9
Benefits paid	(48)	(39)	(33)
Severance obligation at end of year	$335	$376	$384

Change in Plan Assets	2006	2005	2004

Fair value of plan assets at of year	$0	$0	$0
Employer contributions	48	39	33
Benefits paid	(48)	(39)	(33)
Fair value of plan assets at end of year	$0	$0	$0

Funded Status

Benefit obligation	($335)	($376)	($384)
Unrecognized net actuarial loss	18	55	72
Prepaid (accrued) benefit cost	($317)	($321)	($312)

As of December 31, 2006, the accrued benefit cost of $317,000 was recorded in accrued liabilities - current portion $27,000, representing amounts to be paid in 2007, non-current liabilities $290,000 and the unrecognized actuarial gain of $18,000 was recorded in accumulated other comprehensive income. On adoption of SFAS 158 the Partnership recorded an adjustment to other comprehensive income of $18,000 for the under funded status of the severance benefit plan at December 31, 2006.

Components of Net Periodic Cost

Service cost	$23	$24	$24
Interest cost	20	21	21
Recognized net (gain) loss	1	3	2
Net periodic cost (credit)	$44	$48	$47

Reconciliation of Severance Liability

(a) Accrued severance beginning of year	($321)	($312)	($298)
(b) Contributions during fiscal year	48	39	33
(c) Net periodic pension cost	(44)	(48)	(47)
(d) Accrued severance cost at end of year	($317)	($321)	($312)

Weighted Average Assumptions

Discount rate	5.87%	5.78%	5.74%
Expected return on plan assets	0.00%	0.00%	0.00%
Rate of compensation increase	1.65%	1.65%	1.65%

As discussed in Note 14, the Partnership initially recorded its liability for the severance plan in 2006 following its determination that such obligation had not properly been accounted for as part of prior year purchase price allocation.  The Partnership has provided disclosures for those years for comparative purposes.  As disclosed above, benefit costs in 2004 and 2005 did not differ materially from contribution amounts expensed in such years.

(11)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to 25% of their salary, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2006, 2005 and 2004, Partnership matching contributions were $32,000, $29,000 and $27,000, respectively.

(12)  SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2006, 2005, and 2004 Partnership contributions were $106,000, $96,000 and $98,000, respectively.

(13) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2006, 2005, and 2004 (000’s omitted except per unit data):

		Gross Income	Net Income	Net Income (Loss)
	Revenues	(Loss)	(Loss)	per Class A Unit
2006
1st Quarter	$1,523	$272	$(100)	$(0.01)
2nd Quarter	1,288	444	(27)	0.00
3rd Quarter	5,487	437	85	0.01
4th Quarter	8,774	1,574	846	0.11

2005
1st Quarter	$3,056	$627	$(27)	$0.00
2nd Quarter	1,501	218	26	0.00
3rd Quarter	3,737	608	118	0.02
4th Quarter	9,084	1,449	654	0.09

2004
1st Quarter	$2,052	$208	$(95)	$(0.01)
2nd Quarter	787	140	(161)	(0.02)
3rd Quarter	3,275	(67)	(817)	(0.11)
4th Quarter	7,551	(143)	(576)	(0.08)

(14)  CBCL ACQUISITION ADJUSTMENTS

During 2006, the Partnership concluded it should have recorded certain employee severance and vacation benefits in connection with its allocation of the purchase price of the macadamia farming operation from CBCL on May 1, 2000.  The Partnership has re-evaluated and revised the original purchase price allocation and accordingly has recorded in 2006, goodwill of $306,000 and a corresponding liability for the fair value of such benefits as of the acquisition date.  The changes in the liability for the period from May 1, 2000 to December 31, 2005 of $159,000 have been included in the 2006 Consolidated Statement of Income. Prior year financial statements were not materially impacted by this matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2007, the Audit Committee of ML Macadamia Orchards, L. P. (“Partnership”) recommended and the Board of Directors approved the appointment of Accuity LLP (“Accuity”) as the independent registered public accounting firm for the Partnership, effective upon the completion of the services of PricewaterhouseCoopers LLP (“PwC”) related to the Partnership’s financial statements as of and for the year ended December 31, 2006 and the Partnership’s Form 10-K for the year ended December 31, 2006.  Such procedures were completed on April 16, 2007 and PwC’s dismissal became effective on such date.

PwC’s reports on the Partnership’s financial statements as of and for the fiscal years ended December 31, 2005, and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2005, and 2006 and through April 16, 2007, there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make a reference thereto in connection with its reports on the financial statements for such years.

During the fiscal years ended December 31, 2005 and 2006 and through April 16, 2007, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)          As of the end of the period covered by this report (the “Evaluation Date”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective.  The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER EVENTS

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

A.            Identification of Directors

John K. Kai.  41 years old; director of the Managing Partner since June 2004; member of the Audit, Nominating, Compensation and Corporate Governance Committees since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of Commonwealth Financial Network.

James S. Kendrick.  59 years old; director of Managing Partner since June 2005; Executive at Mauna Loa Macadamia Nut Corporation from 1991 to 1998.

E. Alan Kennett.  63 years old; director of Managing Partner since June 2005; member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner: President and CEO of Gay and Robinson Sugar Company, Inc.

Jeffrey M. Kissel.  57 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005 and chairman since March 2006; member of the Nominating, compensation and Corporate Governance Committees of the Managing Partner: President and CEO of Safe Renewables Corporation: from 2003 to 2005 was CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

David McClain.  60 years old; director since September 2000 and member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner; President of the 10-campus University of Hawai’i System (UH) since March 2006;  served as Interim President from August 2004 and Vice President of Academic Affairs of UH from July 2003.

Dennis J. Simonis.  50 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. Chief Financial Officer of DBE from August 2001, and President of DBE from October, 2005.

B.  Identification of Executive Officers of the Managing Partner

Dennis J. Simonis.  50 years old; president of Managing Partner since August 2001; and chief executive officer since December 2004; president of D. Buyers Enterprises, LLC. Formerly executive vice president and chief operating officer of Mauna Loa.

Randolph H. Cabral.  54 years old; senior vice president and orchard manager of Managing Partner since May 2000. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  60 years old; chief financial officer of Managing Partner since August 2001; controller of DBE.

C.            Identification of Certain Significant Employees

Not applicable

D.  Family Relationships

Not applicable

E.  Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

John K. Kai.  Mr. Kai has served as a director since June 2004.  Mr. Kai is president of Pinnacle Investment Group, LLC and Pinnacle Media Group, LLC, and branch manager and investment representative of Commonwealth Financial Network.  Mr. Kai was the resident manager of the Hilo office of Paine Webber, Inc. and was with Merrill Lynch prior to Paine Webber, Inc.  Mr. Kai is a graduate of Sacramento City College and attended the University of the Pacific from 1983 to 1985.  Mr. Kai served on the Board of Regents of the University of Hawaii and was a director of the Research Corporation of the University of Hawaii, the Hawaii Island Portuguese Chamber of Commerce and has served on several nonprofit boards in Hawaii.  He resides in Hilo, Hawaii.

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

Jeffrey M. Kissel.  Mr. Kissel is the President and Chief Executive Officer of Safe Renewables Corporation, an established marketer and producer of “Biodiesel” or “B100”, a substitute for conventional petroleum diesel, located in Houston, Texas.  He was the Chief Financial Officer for Earth Tech Inc. from 2003 to 2005, a $1.5 billion global engineering and construction company specializing in water treatment, and has held various financial executive positions in publicly traded companies since 1974.  From 1997 to 2003, Mr. Kissel was employed by URS Corporation as a vice president of planning and budgeting, and served as Chief Financial Officer for several URS Corporation divisions.  Mr. Kissel was President and principal shareholder of Hawaiian Communications between 1992 and 1997.  Prior to 1992 he worked with Tesoro, AON and Challenger Petroleum in the energy industry.  He has a B.B.A. and M.B.A. from the University of Hawaii and currently resides in California and Hawaii.

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

Executive Session.  The executive session, a meeting of non-management directors, is presided over by David McClain who can be communicated with by e-mail at dmcclain46@aol.com.

Audit Committee.  Effective March 2, 2006, Jeffrey Kissel was appointed chairman of the Audit Committee.  At the May 5, 2006 Board of Directors meeting Alan Kennett was appointed a member of the Audit Committee.  At the June 12, 2006 Board of Directors meeting Mr. James Case resigned as a Director and Mr. Russell Case was appointed a Director.  At the November 30, 2006 Board of Directors meeting Mr. Russell Case resigned as a Director.  The members of the Audit Committee and Corporate Governance Committee are Dr. David McClain, Jeffrey Kissel, Alan Kennett and John Kai.  The Board of Directors has determined that each member of the Audit Committee is independent in accordance with SEC Rule 10-A-3 and New York Stock Exchange independence standards, and each member is financially literate, and Mr. Kissel qualifies as a financial expert.  The Partnership has adopted standards for independence and said standards are in the Partnership’s Corporate Governance Guidelines at the Partnership’s website www.mlmacadamia.com.  The Audit Committee met four times in 2006 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

The Audit Committee has discussed with the independent registered public accountants, PricewaterhouseCoopers (“PwC”), the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as may be modified or supplemented, as amended and as required by S-X Rule 2-07.

The Audit Committee has discussed with PwC, their independence and whether the Pwc’s provision on non-audit related services is compatible with maintaining the PwC’s independence from management and the Partnership and has received from PwC the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as may be modified or supplemented, including written materials addressing the internal quality control procedures of PwC.

During the fiscal 2006, the Audit Committee had four meetings to discuss amongst other things the quarterly results of the Partnership.  The meetings were conducted so as to encourage communication among the members of the Audit Committee, management, and the Partnership’s independent auditors.  Among other things, the Audit Committee discusses with the Partnership’s independent auditors the overall scope and plans for their respective audits, and the results of such audits.  The Audit Committee separately met with PricewaterhouseCoopers representatives, with and without management present.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2006 with management and the independent auditors of the Partnership.  Based upon the above-mentions reviews and discussions the Audit Committee has recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Compensation Committee.  The Partnership formed a Compensation Committee and the charter was adopted in May 2005.  The members of the Compensation Committee are independent under Section 15A(a) of the Exchange Act. The Compensation Committee Charter is available by request or on the Partnership’s website.

F.              Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant.  Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

ITEM 11.  EXECUTIVE COMPENSATION

A.            Summary Compensation Table

The Partnership is managed by the managing general partner.  All costs of managing the Partnership are reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2006, 2005 and, 2004. There were no long- term compensation awards, stock awards, option awards, or other payouts during those years.

Overview of Compensation Philosophy and Programs

Our executive compensation programs are designed and administered by the Board of Directors of the Partnership.  Through the execution of its charter, our Compensation Committee recommends, to the Board of Director, all of the forms of compensation for our named executive officers, including base salary, bonus plan and defined contribution plan and related goals.

The executive bonus plan is performance based.  The program provides for incentives based upon net income and cash flow (as defined by the Partnership Agreement), which are approved by the Board of Directors based upon operating plan for the year, with guideline rates established between 20% and 35%.  The bonus is limited to a maximum of 200% of the guideline not to exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

The defined contribution plan is provided in lieu of a retirement plan and is based upon standard guidelines for all employees including executives.  The defined contribution and the related payment, requires annual approval by the Board of Directors.

The Partnership is committed to maximizing unit holder value, and dedicated to attracting and retaining the necessary talent to accomplish this objective.  The compensation philosophy is designed to directly align the interests of unit holders and employees through compensation programs that will reward employees for performance that builds long-term unit holder value.

Name and Principal Position		Annual Compensation
				Board	Defined	Other
	Year	Salary	Bonus	Fees	Contribution	(a)	Total
Dennis J. Simonis
President and chief	2006	237,000	125,600	21,000	12,100	4,900	400,600
executive officer	2005	225,000	134,800	19,000	11,500	4,500	394,800
	2004	171,000	-	15,750	12,300	3,700	202,750

Randolph H. Cabral	2006	132,000	50,000	-	16,800	4,200	203,000
Senior vice president	2005	125,000	53,500	-	13,400	4,200	196,100
	2004	111,000	-	-	12,600	4,400	128,000

Wayne Roumagoux	2006	116,000	35,100	-	7,500	3,900	162,500
Chief financial officer	2005	110,000	37,700	-	5,200	1,800	154,700
	2004	92,000	-	-	5,200	-	97,200

(a)  The amount in this column is the cost for an automobile provided by the Partnership.

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

E.  Director Compensation

Directors of the Managing Partner presently receive a quarterly retainer of $3,750 and a meeting fee of $1,000 per meeting.  Members of the Managing Partner’s Audit and Conflicts Committee receive a meeting fee of $1,000 per meeting with the chairman of the Audit Committee receiving an additional $750 per meeting.  There are no other agreements or arrangements, including no stock or stock option plans, between the Managing Partner and its directors.

Name of Director		Annual Compensation
	Year	Fees	Meeting	Audit Chair	Total
John K. Kai	2006	15,000	10,000		25,000
James S. Kendrick	2006	15,000	6,000		21,000
E. Alan Kennett	2006	15,000	8,000		23,000
Jeffrey M. Kissel (Chairman)	2006	15,000	10,000	1,500	26,500
David McClain	2006	15,000	10,000	1,500	26,500
Dennis J. Simonis	2006	15,000	6,000		21,000
James Case*	2006	7,500	4,000		11,500
Russell Case**	2006	7,500	1,000		8,500

*      James Case resigned as a Director effective June 12, 2006.

**   Russell Case resigned as a Director effective November 30, 2006.

F.  Stock Performance Chart

The following chart compares the Partnership’s total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

As of December 31, 2006, and subsequent to that date to the date of this report, (i) two persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the beneficial owner of more than 5% of the Class A Units as of December 31, 2006.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units
Ebrahimi Family Group	686,400	9.2%
Berggruen Holdings North America, Ltd	380,000	5.1%

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2006.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units
Randolph H. Cabral	100	*
John K. Kai	100	*
James S. Kendrick	1,500	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	2,020	*
David McClain	—	*
Dennis J. Simonis	—	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (8 persons)	3,720	0.05%

*Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3. Nut Purchase Contracts

The Partnership is a party to two nut purchase contracts signed June 1, 2006, with an effective date of January 1, 2006, with Mauna Loa which were negotiated in 2006.  The two contracts cover all nuts produced by the orchards acquired in June 1986, December 1986, and October 1989.  Of the two contracts, one for approximately 15 million pounds expired December 31, 2006 and has a nut purchase price for 2006 of $0.75 per pound wet-in-shell (WIS) at 20% moisture and 30% saleable kernel recovery (SK) to dry-in-shell (DIS).  Two other contracts, of approximately 1 million pounds, also expired December 31, 2006, one with a nut purchase price of $0.60 per pound WIS 25% adjusted for trash and the other with a nut purchase price based on a two-year trailing average USDA price at WIS 25%.  The last contract for about 5 million pounds expires December 31, 2011 and has a nut purchase price for 2006 of $0.74 per pound WIS at 20% moisture and 30% SK/DIS.  The purchase price increases by $0.01 each year except 2008 until it reaches $0.78 per pound in 2011.  The purchase contract for the macadamia nut orchard purchased in April 2006 is with Mac Farms and accounts for about 100,000 pounds and has a nut purchase price of $0.98 per pound WIS 20% moisture and 30% SK/DIS.

On December 16, 2004, a new nut purchase contract was signed with Hamakua for the annual delivery of six million WIS pounds, starting January 1, 2007. The contract provides for a minimum price of 75 cents per pounds and a maximum price of 95 cents per pound. The pricing formula includes a fixed component of 85 cents and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the Partnership negotiated an amendment to the contract which provides the Partnership an option to have nut-in-shell processed in kernel for a fee in lieu of selling the nuts to Hamakua.

On January 5, 2006, a new nut purchase contract was signed with dba Island Princess for the annual delivery of approximately two million WIS pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 is $0.608 at 20% moisture and 30% SK/DIS recovery.

On January 6, 2006, a new nut purchase contract was signed with MacFarms for the annual delivery of between four and one-half million and five and one-half million WIS pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 is $0.608 at 20% moisture and 30% SK/DIS recovery.

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

The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Payments and reimbursements made to Mauna Loa were $440,000 in 2004, $603,000 in 2005, and $559,000 in 2006.

5.  Legal  Fees

The Partnership paid $196,000, $134,000, and $495,000 in legal fees in 2006, 2005 and 2004, respectively.  A former Director of the Partnership is a former partner and currently of counsel to one of the law firms used by the Partnership and said firm was paid $196,000 in legal fees in 2006, $32,000 in legal fees in 2005, and $495,000 in 2004 in 2003.  The additional legal fees were for services related to the special meeting and Mac Farms of Hawaii, LLC potential acquisition in 2006 and legal suit to prevent Mauna Loa from acquiring the assets of MacFarms of Hawaii, LLC in 2004.

6.  Management Fee

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership’s operating cash flow (as defined in the Partnership Agreement).  Management cost reimbursements under the Partnership Agreement were $168,000 in 2004.  The management fee was $9,000 in 2004.  There was no management fee in 2006 or 2005 as it is eliminated in consolidation.

7.  Relationships with CBCL and  DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo for its executive and accounting staff through the General Partner, which was owned by DBE until January 2005. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.  The Partnership provides administrative services to DBE for which it was compensated $104,000 in 2004, $102,000 in 2005, and $103,000 in 2006.

Mr. Simonis, President of ML Resources, Inc., an officer of the Partnership, and a director of ML Resources, Inc., and is a stockholder of CBCL.

The Partnership performs farming for a DBE company.  This farming is treated in the same manner as all other farming contracts.  In 2004 the amount billed was $15,000 of which $9,000 was due at December 31, 2004.  In 2005 the amount billed was $16,000 of which $3,000 was due at December 31, 2005.  In 2006 the amount billed was $21,000 of which $3,000 was due at December 31, 2006.

8.  Director Independence

The Board of Directors has determined that each member of the Board of Directors is independent in accordance with SEC Rule 10-A-3 and New York Stock Exchange independence standards except for Dennis J. Simonis.  The other members of the Board of Directors John K. Kai, James S. Kendrick, E. Alan Kennett, Jeffrey M. Kissel, and David McClain are independent under the independence standards applicable to the registrant.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Fees paid to the Independent Registered Public Accounting Firm during 2006, 2005 and 2004 for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q amounted to $68,000, $94,000, and $68,000, respectively.  The audit fees for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q for the years ended December 31, 2006, 2005 and 2004, which were approved by Partnership’s audit committee amounted to $68,000, $65,200 and $61,000, respectively.

Audit Related Fees.  Audit related fees paid to the Independent Registered Public Accounting Firm during 2006, 2005 and 2004 amounted to $18,000, $23,000, and $11,000, respectively.

Tax Fees.  Fees paid to the Independent Registered Public Accounting Firm during 2006, 2005 and 2004 for tax preparation and related support services amounted to $225,000, $250,000, and $256,000, respectively.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.            List of Documents Filed as a Part of this Report

1.               Financial Statements.  See Index to Financial Statements at page 23 of this Form 10-K.

2.               Financial Statement Schedules.  None required.

3.   Exhibits.  See Exhibit Index at page 62 of this Form 10-K.

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

On January 9, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release and nut purchase agreements with Mac Farms of Hawaii, LLC and Purdyco International, Ltd..

On March 10, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the year ended December 31, 2005 and the 1st quarter 2006 distribution.

On May 9, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2006.

On June 5, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release and nut purchase agreements with Mauna Loa Macadamia Nut Corporation.

On June 15, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the resignation of James Case as a Director, the appointment of Russell Case as a Director and the 2nd quarter 2006 distribution.

On August 9, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results for the quarter and six-months ended June 30, 2006.

On October 20, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the non-binding Letter of Intent to purchase Mac Farms of Hawaii, LLC and lease 3,912 acres of macadamia orchards from Kapua Orchards Estates, LLC an associate of Mac Farms of Hawaii, LLC.

On November 7, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results for the quarter and nine-months ended September 30, 2006.

On December 6, 2006, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the resignation of Russell Case as a Director and the 4th quarter distribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

By: ML RESOURCES, INC.
(Managing General Partner)

	By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer
Dated : April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature		Title

/s/	Dennis J. Simonis	President and Chief Executive Officer
	Dennis J. Simonis	Principal Executive Officer
Director

/s/	Wayne W. Roumagoux	Chief Financial Officer
	Wayne W. Roumagoux	(Principal Accounting Officer)

/s/	John Kai	Director
John Kai

/s/	James S. Kendrick	Director
James S. Kendrick

/s/	E. Alan Kennett	Director
E. Alan Kennett

/s/	Jeffrey M. Kissel	Director
Jeffrey M. Kissel

/s/	Dr. David McClain	Director
Dr. David McClain

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes, Inc. (a)

2.2	Asset Purchase Agreement including Exhibits dated March 14, 2000 (g)

3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (c)

3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (c)

4.1	Depositary Agreement between Registrant, Manufacturers Hanover Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant. (c)

4.2	Form of Depositary Receipt. (c)

5.1	Legal Opinion of Counsel dated May 1, 2000 (g)

10.2	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986. (b)

10.3	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.4

Contribution Agreement among Mauna Loa Orchards, L.P. (“MLO”), Ka’u Agribusiness Co., Inc. (“KACI”), Mauna Kea Agribusiness Co., Inc. (“MKACI”), Mauna Kea Macadamia Orchards, Inc. (“MKMO”) and Mauna Loa dated as of July 1, 1989. (b)

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

Exhibit Number	Description

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

Exhibit Number	Description

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

Exhibit Number	Description

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

10.56	Macadamia Nut Purchase Contracts between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

11.1	Statement re: Computation of Net Income per Class A Unit.

31.1	Form of Rule 13a-14(a) [Section 302] Certification – Chief Executive Officer

31.2	Form of Rule 13a-14(a) [Section 302] Certification – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

(j)             Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed January 9, 2006.

(k)          Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed June 5, 2006.