Form 10-Q
period 2007-03-31
ML MACADAMIA ORCHARDS L P
filed 2007-05-11
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2007	2006	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,622	$1,491	$3,351
Accounts receivable	1,098	1,841	2,688
Inventory
Supplies	282	265	272
Macadamia nuts	261	—	—
Deferred faming costs	554	1,400	—
Other current assets	260	199	98
Total current assets	6,077	5,196	6,409
Land, orchards and equipment, net	46,840	48,246	47,232
Goodwill	306	—	306
Intangible assets, net	14	63	16
Total assets	$53,237	$53,505	$53,963

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$425	$400
Accounts payable	107	193	406
Cash distributions payable	375	375	375
Accrued payroll and benefits	814	698	858
Other current liabilities	133	73	488
Total current liabilities	1,829	1,764	2,527
Non-current benefits	406	—	405
Long-term debt	1,200	1,600	1,200
Deferred income tax liability	1,208	1,227	1,208
Total liabilities	4,643	4,591	5,340
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	48,583	48,833	48,612
Accumulated other comprehensive loss	(70)	—	(70)
Total partners’ capital	48,594	48,914	48,623
Total liabilities and partners’ capital	$53,237	$53,505	$53,963

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L. P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended March 31,
	2007	2006
Macadamia nut sales	$2,324	$600
Contract farming revenue	1,041	923
Total revenues	3,365	1,523
Cost of goods and services sold
Cost of macadamia nut sales	1,622	413
Cost of contract farming services	953	838
Total cost of goods and services sold	2,575	1,251
Gross income	790	272
General and administrative expenses
Legal fees - related party	53	35
Other	374	294
Total general and administrative expenses	427	329
Operating income (loss)	363	(57)
Interest expense	(33)	(60)
Interest income	30	11
Other income	14	15
Income (loss) before income taxes	374	(91)
Income tax expense	28	9
Net income (loss)	$346	$(100)

Net cash flow (as defined in the Partnership Agreement)	$752	$(7)

Net income (loss) per Class A Unit	$0.05	$(0.01)

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.10	$0.00

Cash distributions per Class A Unit	$0.05	$0.05

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	48,612	49,308
Accumulated other comprehensive loss	(70)	—
	48,623	49,389

Cash distributions:
Class A limited partners	(375)	(375)
	(375)	(375)

Allocation of net loss:
Class A limited partners	346	(100)
	346	(100)

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	48,583	48,833
Accumulated other comprehensive loss	(70)	—
	$48,594	$48,914

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Cash received from goods and services	$5,023	$8,183
Cash paid to suppliers and employees	(4,289)	(3,729)
Interest paid	(33)	(60)
Interest received	30	11
Net cash provided by operating activities	731	4,405

Cash flows from investing activities:
Acquisition of equipment	(85)	(8)
Net cash used in investing activities	(85)	(8)

Cash flows from financing activities:
Proceeds from drawings on line of credit	—	700
Repayment of line of credit	—	(3,600)
Capital lease payments	—	(9)
Cash distributions paid	(375)	(375)
Net cash used in financing activities	(375)	(3,284)

Net increase in cash and cash equivalents	271	1,113
Cash and cash equivalents at beginning of period	3,351	378
Cash and cash equivalents at end of period	$3,622	$1,491

Reconciliation of net loss to net cash provided by operating activities:
Net income (loss)	$346	$(100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	405	103
Decrease in accounts receivable	1,591	6,592
Decrease (increase) in inventories	(271)	5
Increase in deferred farming costs	(481)	(1,017)
Increase in other current assets	(162)	(21)
Decrease in accounts payable	(299)	(577)
Decrease in accrued payroll and benefits	(44)	(236)
Decrease in other current liabilities	(354)	(344)
Total adjustments	385	4,505
Net cash provided by operating activities	$731	$4,405
Supplemental schedule of non-cash financing activities Distributions declared but not paid	$375	$375

See accompanying notes to consolidated financial statements

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)         BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2007, March 31, 2006 and December 31, 2006 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2007 and 2006.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2006 Annual Report on Form 10-K.

(2)         CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and ML Resources, Inc (“MLR”), its General Partner.  All significant inter-company balances and transactions, including management fees and distributions, have been eliminated.

(3)  SEGMENT INFORMATION

The Partnership has two reportable segments, the owned-orchard segment and the farming segment, which are organized on the basis of revenues and assets.  The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership.  The farming segment derives its revenues from the farming of macadamia orchards owned by other growers and orchards owned or leased by the Partnership.

Management evaluates the performance of each segment on the basis of operating income.  The Partnership accounts for inter-segment sales and transfers at cost, which are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and vary from year-to-year based on changes in the calculated nut price per pound.  The farming segment’s revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

On December 16, 2004, the Partnership executed a new nut purchase contract with Hamakua Macadamia Nut Company (“Hamakua”) for the delivery annually of approximately six million wet-in-shell (“WIS”) pounds [at 20% moisture (“WIS @ 20%”) and 30% saleable kernel recovery (“SK/DIS @ 30%”)] over the period from January 1, 2007 to December 31, 2012.  The contract provides for a minimum price of $0.79 per WIS pound and a maximum price of $0.99 per WIS pound.  On February 14, 2007 the Partnership exercised contract processing option under the nut purchase contract.

On January 5, 2006, the Partnership executed a new nut purchase contract with Purdyco International, Ltd. dba Island Princess (“Island Princess”) for the delivery annually of approximately two million WIS pounds (WIS @ 20% and SK/DIS @ 30%) over the period from January 1, 2007 to December 31, 2011.  The nut price will be determined every six months by mutual agreement based on prevailing market prices for kernel from Hawaii and Australia.

On January 6, 2006, the Partnership executed a new nut purchase contract with MacFarms of Hawaii, LLC (“MacFarms”) for the annual delivery of between four and one-half million and five and one-half million WIS pounds (WIS @ 20% and SK/DIS @ 30%) over the period from January 1, 2007 to December 31, 2011.  The nut price will be determined every six months by mutual agreement based on prevailing market prices for kernel from Hawaii and Australia.

On June 1, 2006, the Partnership executed a new nut purchase contract with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for the annual delivery of 6.3 million WIS pounds (WIS @ 20% and SK/DIS @ 30%) over the period from January 1, 2006 to December 31, 2011.  The nut price was $0.74 per pound in 2006 and increase $0.01 per year except 2008.

The following tables summarize each reportable segment’s operating income and assets as of and for the three-month periods ended March 31, 2007 and 2006.

Segment Reporting for the Three Months ended March 31, 2007

(in thousands)

	Owned	Contract	Inter segment
	Orchards	Farming	Elimination	Total
Revenues	$2,324	$2,687	$(1,646)	$3,365
Composition of inter segment revenues	—	1,646	(1,646)	—
Operating income (loss)	275	88	—	363
Depreciation expense	369	34	—	403
Segment assets	46,504	6,733	—	53,237
Expenditures for property and equipment	85	—	—	85

Segment Reporting for the Three Months ended March 31, 2006

(in thousands)

	Owned	Contract	Inter segment
	Orchards	Farming	Elimination	Total
Revenues	$600	$2,212	$(1,289)	$1,523
Composition of inter segment revenues	—	1,289	(1,289)	—
Operating income (loss)	(93)	36	—	(57)
Depreciation expense	69	34	—	103
Segment assets	46,759	6,746	—	53,505
Expenditures for property and equipment	8	—	—	8

All revenues are from sources within the United States.

(4)  INVENTORY

At March 31, 2007, inventory was comprised of supplies for use in the Partnership’s farming operations and unsold processed macadamia nuts.  At March 31, 2006, inventory was only comprised of supplies.

Supplies inventory is stated at the lower of cost or market, with cost determined using the average cost method.  Supplies inventory is charged to farming expense as used.  Unsold processed macadamia nut inventory is stated at the lower of cost or market.

During the first quarter of 2007 the Partnership exercised its option under its nut purchase contract with Hamakua Macadamia Nut Company (“HMNC”) to have excess nut deliveries processed by HMNC for a fee with the Partnership retaining title to the nut inventory.  The Partnership marketed and sold the processed nuts during the second quarter of 2007.

(5)  DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred-to-date and costs expensed-to-date (based on the projected annual cost per nut pound harvested) being reported on the balance sheet as deferred farming costs, which amounted to $554,000 and $1.4 million at March 31, 2007 and 2006, respectively.  The decrease in deferred farming costs was attributable to higher production during the first quarter 2007 in comparison to 2006.  Management anticipates a decrease in production during the remainder of 2007 compared to 2006 due to current weather patterns.  However, even with the anticipated decrease in production for the remainder of 2007 the full year forecast remains consistent with the overall annual production plan.

(6)  LONG-TERM DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008.  Amounts drawn on the line bear interest at the prime lending rate.  There were no amounts drawn on the line at March 31, 2007 or 2006.

In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 6.37 percent to 7.77 percent.  At March 31, 2007 and 2006, the outstanding balance under the promissory note agreement amounted to $1.6 million and $2.0 million, respectively

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at March 31, 2007 and 2006.

Capital lease obligations related to leased equipment amounted to $25,000 at March 31, 2006.

(7)  PARTNERS’ CAPITAL

Net income per Class A Unit is calculated by dividing 100% of Partnership net income by the average number of Class A Units outstanding for the period.

(8)  CASH DISTRIBUTIONS

On March 23, 2007, a first quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on May 15, 2007 to unit holders of record as of the close of business on March 30, 2007.

(9)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute to the plan, an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net periodic benefit cost for the three-month period ended March 31, 2007 and 2006 were as follows:

	Pension Benefits
	For the Three Months Ended
	March 31,
	2007	2006
Service cost	$15,003	$14,817
Interest cost	7,116	7,042
Expected return on assets	9,880	4,742
Amortization of unrecognized prior service costs	1,661	1,661
Amortization of unrecognized actuarial loss	—	741
Net periodic pension cost	$13,900	$19,519

(10)  INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined pension plan.  Payment of the severance benefits is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

COMPONENTS OF NET PERIODIC BENEFIT COST

Intermittent Severance Benefits
For the Three Months Ended
March 31, 2007
Service cost	$4,624
Interest cost	4,740

Net periodic intermittent severance cost	$9,364

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America.  Certain accounting policies, including the estimated lives assigned to our assets, determination of bad debts, estimated nut price, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of income tax liabilities, require management to apply significant judgment in defining the appropriate assumptions for calculation of financial estimates.  Judgments of this nature are subject to an inherent degree of uncertainty.  They are based on our historical experience, terms of existing contracts, observance of trends in the industry and crop information provided by customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from management’s estimates.  To provide an understanding of the methodologies applied, significant accounting policies are discussed where appropriate herein and in the notes to consolidated financial statements.

Results of Operations

The Partnership’s results of operation are principally driven by nut production, which is seasonal and dependent upon Hawaii’s climactic conditions.  In general, nut production is significantly higher during the third and fourth quarters of the fiscal year, than it is during the first and second quarters.  However, this is not always the case.

For the first quarter 2007, the Partnership had net income of $346,000 ($0.05 per Class A Unit) compared to a net loss of $100,000 ($0.01 per Class A Unit) for the first quarter 2006.  Unusual climactic conditions in late 2005 and 2006 resulted in lower than normal production in the first quarter of 2006 and higher than normal production in the first quarter of 2007.

Owned-orchard Segment

For the three-month periods ended March 31, 2007 and 2006, nut production, nut prices and nut revenues base upon the contract terms with moisture at 20% (WIS @ 20%) and recovery at 30% (SK/DIS @ 30%) were as follows:

	For the Three Months Ended March 31,			Change
	2007	2006
Nuts harvested (000’s pounds WIS @20%) and SK/DIS @30%	3,726	785		375%
Less nuts held in inventory	427	0		N/A
Nuts harvested and sold (000’s pounds WIS @20%) and SK/DIS @30%	3,299	785	+	320%
Nut price (per pound)	$0.7037	$0.7643	–	8%
Net nut sales ($000’s)	$2,324	600	+	287%
Miscellaneous price adjustments (000’s)	—	—
Total nut sales ($000’s)	$2,324	600

Production for the first quarter 2007 was significantly higher than the first quarter of 2006, and 26% higher than the Partnership’s 10-year first quarter production average of 2.9 million pounds WIS @ 20% and SK/DIS @ 30%.  The higher production was primarily attributable to a longer than normal flowering period resulting from weather conditions in Ka’u and Keaau.  The unusually low production during the first quarter 2006 was primarily attributable to a shorter than normal flowering period due to drier weather conditions in the Ka’u region.

The price paid for nuts produced is based upon the specific terms of each nut purchase contract, which assumes an adjustment for WIS @ 20% and SK/DIS @30% for all contracts.  The decrease in nut price for the first quarter of 2007 was primarily attributable to a decrease in the Hawaii and Australia market prices.  These prices are used to calculate the price received from MacFarms and Island Princess.  The average nut price paid for the nuts delivered to MacFarms and Island Princess was $0.608 per pound.   The average nut price for the nuts delivered to Mauna Loa Macadamia Nut Corporation was $0.75 per pound. Based on the current and projected market prices for Hawaiian and Australian kernel, the contract prices for the second half of 2007 are expected to decline from these levels.

Production costs are based on annualized standard unit costs for interim reporting purposes.  Cost of goods sold (owned-orchard segment), based upon WIS @20% and SK/DIS @ 30%, for the first quarter of 2007 was 49¢ per pound harvested, which was comparable to 53¢ per pound for the first quarter of 2006.  The decrease in cost per pound was primarily attributable to an estimated higher standard cost in 2006 than for 2007.

Farming Segment

Farming service revenue and expense for the first quarter of 2007 increased by $118,000 and $115,000, respectively.  The increase was primarily attributable to increase farming activity and production during the first quarter of 2007.  This is consistent with the increase in production experienced by the owned-orchard segment.  Depreciation expense included in farming expense amounted to $34,000 for the first quarters of 2007 and 2006.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2007 increased by $98,000 due to professional fees and other costs related to the Partnership’s potential acquisition of MacFarms of Hawaii, LLC.

Other Income and Expenses

Interest expense decreased by $27,000 during the first quarter of 2007 compared to the first quarter of 2006.  The Partnership had no borrowing on the revolving line of credit and lower principal balance on the long-tem borrowing.

Interest income increased by $19,000 during the first quarter of 2007 compared to the first quarter of 2006, due to higher interest rates and higher cash balances.

Other income for the first quarter of 2007 and 2006 of $14,000 and $15,000, respectively, was primarily attributable to cash distributions received from American AgCredit, PCA.

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

At March 31, 2007 the Partnership had a cash balance of $3.6 million compared to $1.5 million at March 31, 2006.  Cash flows from operating activities totaled $731,000 and $4.4 million at March 31, 2007 and 2006, respectively, which were used to pay distributions to unit holders and operating expenses.  At March 31, 2007 the Partnership’s working capital was $4.2 million and its current ratio 3.32 to 1.  The ratio improved from $3.4 million and 2.95 to 1 at March 31, 2006, primarily due to an increase in cash offset by a decrease in deferred faming costs.

At March 31, 2007, the Partnership had a balance of $1.6 million outstanding on its term loan and no capital lease obligations. At March 31, 2006, the Partnership had $2.0 million in outstanding long-term debt, of which $2.0 million related to the term loan, and $25,000 related to capital lease obligations.

The Partnership anticipates borrowing from the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  However, the Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of March 31, 2007, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $16,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for two of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first half of 2007 there has been a decrease in global macadamia prices. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound at 20% WIS and 30% SK/DIS.

Item 4.  Controls and Procedures

(a)          As of the end of the period covered by this Quarterly Report (the “Evaluation Date”) on Form 10-Q, the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective.  The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)         There have been no significant changes to internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Changes in Securities

In connection with the Credit Agreement with American AgCredit, PCA, certain restrictions, in the form of financial covenants, are placed on the Partnership relating to indebtedness, sales of assets and maintenance of certain financial minimums.  The Partnership’s cash distributions will be restricted unless all requirements of these covenants are met and the effects of any cash distributions do not breach any of the financial covenants.  The restrictive covenants consist of the following:

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

The Partnership was in compliance with all debt covenants as of March 31, 2007.

Item 5.  Other Information

Acquisition of macadamia tree acres

On April 05, 2006 the Partnership purchased 20 acres of mature macadamia nut trees from J. W. A. Buyers and Jeanne Rolles for cash in the amount of $440,000.  The Partnership had previously farmed the orchard for the sellers.

The Partnership is continuing negotiations to acquire the assets of MacFarms of Hawaii, LLC as reported in its Form 8-K filing on October 20, 2006.

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
As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K:

On March 30, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, setting forth a change in Registrant’s certifying accountant.

On April 16, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and year ended December 31, 2006.

On April 16, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K/A, which included a copy of a press release issued by the Partnership setting forth the amended results of operations for the quarter and year ended December 31, 2006.

On April 19, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K/A, setting forth an update to the change in Registrant’s certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 11, 2007	By	/s/ DENNIS J. SIMONIS
Dennis J. Simonis
Chief Executive Officer and President
(and Duly Authorized Officer)

	By	/s/ WAYNE W. ROUMAGOUX
Wayne W. Roumagoux
Principal Accounting Officer