Form 10-Q
period 2007-06-30
ML MACADAMIA ORCHARDS L P
filed 2007-08-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007

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

As of June 30, 2007, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2007	2006	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$495	$909	$3,351
Accounts receivable	997	706	2,688
Inventory
Supplies	295	302	272
Deferred farming costs	2,894	2,990	—
Other current assets	306	221	98
Total current assets	4,987	5,128	6,409
Land, orchards and equipment, net	46,406	48,200	47,232
Goodwill	306	—	306
Intangible assets, net	12	62	16
Total assets	$51,711	$53,390	$53,963

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$416	$400
Short-term borrowing	—	1,000	—
Accounts payable	41	16	406
Cash distributions payable	375	375	375
Accrued payroll and benefits	562	614	858
Other current liabilities	56	30	488
Total current liabilities	1,434	2,451	2,527
Non-current accrued benefits	406	—	405
Long-term debt	800	1,200	1,200
Deferred income tax liability	1,208	1,227	1,208
Total liabilities	3,848	4,878	5,340
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	47,852	48,431	48,612
Accumulated other comprehensive loss	(70)	—	(70)
Total partners’ capital	47,863	48,512	48,623
Total liabilities and partners’ capital	$51,711	$53,390	$53,963

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Macadamia nut sales	$599	$735	$2,923	$1,335
Contract farming revenue	626	553	1,667	1,476
Total revenues	1,225	1,288	4,590	2,811
Cost of goods and services
Costs of macadamia nut sales	552	322	2,174	735
Costs of contract farming services	573	522	1,526	1,360
Total cost of goods sold	1,125	844	3,700	2,095
Gross income	100	444	890	716
General and administrative expenses
Legal fees – related party	—	41	—	76
Other	443	364	870	658
Total general and administrative expenses	443	405	870	734
Operating income (loss)	(343)	39	20	(18)
Other income (expense)	(1)	(7)	13	8
Interest expense	(28)	(45)	(61)	(105)
Interest income	19	2	49	13
Income (loss) before tax	(353)	(11)	21	(102)
Income tax expense	3	16	31	25
Net loss	$(356)	$(27)	$(10)	$(127)

Net cash flow (as defined in the Partnership Agreement)	$(693)	$(306)	$59	$(313)

Net loss per Class A Unit	$(0.05)	$(0.00)	$(0.00)	$(0.02)

Net cash flow per Class A Unit	$(0.09)	$(0.04)	$0.01	$(0.04)

Cash distributions per Class A Unit	$0.05	$0.05	$0.10	$0.10

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	48,583	48,833	48,612	49,308
Accumulated other comprehensive loss	(70)	—	(70)	—
	48,594	48,914	48,623	49,389

Allocation of net loss
Class A limited partners	(356)	(27)	(10)	(127)
	(356)	(27)	(10)	(127)

Cash distributions:
Class A limited partners	375	375	750	750
	375	375	750	750

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	47,852	48,431	47,852	48,431
Accumulated other comprehensive loss	(70)	—	(70)	—
	$47,863	$48,512	$47,863	$48,512

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Cash received from goods and services	$1,418	$2,667	$6,441	$10,860
Cash paid to suppliers and employees	(3,716)	(2,980)	(8,005)	(6,719)
Interest paid	(28)	(45)	(61)	(105)
Interest received	19	2	49	13
Net cash provided by (used in) operating activities	(2,307)	(356)	(1,576)	4,049

Cash flows from investing activities:
Disposal (acquisition) of capital equipment	(45)	(442)	(130)	(450)
Net cash used in investing activities	(45)	(442)	(130)	(450)

Cash flows from financing activities:
Proceeds from line of credit	—	1,000	—	1,700
Payments on line of credit	—	—	—	(3,600)
Payments on long term borrowings	(400)	(400)	(400)	(400)
Capital lease payments	—	(9)	—	(18)
Cash distributions paid	(375)	(375)	(750)	(750)
Net cash provided by (used in) financing activities	(775)	216	(1,150)	(3,068)

Net increase (decrease) in cash	(3,127)	(582)	(2,856)	531
Cash at beginning of period	3,622	1,491	3,351	378
Cash at end of period	$495	$909	$495	$909

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(356)	$(27)	$(10)	$(127)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	63	129	468	232
Decrease in accounts receivable	100	1,135	1,691	7,727
Decrease (increase) in inventories	248	(37)	(23)	(32)
Increase in deferred farming costs	(1,920)	(1,230)	(2,401)	(2,247)
Increase in other current assets	(46)	(22)	(208)	(43)
Decrease in accounts payable	(66)	(177)	(365)	(754)
Decrease in accrued payroll and benefits	(252)	(84)	(296)	(321)
Decrease in other current liabilities	(78)	(43)	(432)	(386)
Total adjustments	(1,951)	(329)	(1,566)	4,176
Net cash provided by (used in) operating activities	$(2,307)	$(356)	$(1,576)	$4,049

Supplemental schedule of non cash financing activities Distributions declared not paid	$375	$375	$375	$375

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2007, June 30, 2006 and December 31, 2006 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2007 and 2006.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(2)  CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and ML Resources, Inc. (“MLR”), its General Partner.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3)  SIGNIFICANT ACCOUNTING POLICY

The Partnership reports revenues net of sales and general excise taxes remitted to government authorities that are collected from or passed on to it customers.

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

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the prices paid under its various nut contracts. The farming segment’s revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

The following tables summarize each reportable segment’s operating income and assets as of, and for the three and six-month periods ended, June 30, 2007 and 2006 (000’s).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Owned orchards	$599	$735	$2,923	$1,335
Contract farming	2,436	1,385	5,123	3,597
Intersegment elimination (all contract farming)	(1,810)	(832)	(3,456)	(2,121)
Total	$1,225	$1,288	$4,590	$2,811

Operating income (loss):
Owned orchards	$(396)	$40	$(121)	$(53)
Contract farming	53	(1)	141	35
Total	$(343)	$39	$20	$(18)

Depreciation:
Owned orchards	$27	$55	$396	$124
Contract farming	34	74	68	108
Total	$61	$129	$464	$232

Expenditures for property and equipment:
Owned orchards	$45	$—	$130	$440
Contract farming	—	—	—	10
Total	$45	$—	$130	$450

Segment assets:
Owned orchards			$44,928	$47,121
Contract farming			6,783	6,269
Total			$51,711	$53,390

All revenues are from sources within the United States.

(5)  DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred-to-date and costs expensed-to-date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $2.9 million and $3.0 million at June 30, 2007 and 2006, respectively.  Management anticipates a decrease in production during the remainder of 2007 compared to 2006 due to current weather patterns.  However, even with the anticipated decrease in production for the remainder of 2007 the full year forecast remains consistent with the overall annual production plan.

(6)  LONG-TERM DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008.  Amounts drawn on the line bear interest at the prime lending rate.  There was no outstanding drawing on the line at June 30, 2007 and $1.0 million at June 30, 2006.

In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010.  Amounts outstanding under the promissory note agreement bear interest at rates from 6.37 percent to 7.77 percent.  At June 30, 2007 and 2006, the outstanding balance under the promissory note agreement amounted to $1.2 million and $1.6 million, respectively

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at June 30, 2006.  At June 30, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the quarter ended June 30, 2007.  Had the lender not waived this violation, the Partnership would have been restricted in its ability to pay distributions to the limited partners.

The Partnership had no capital lease obligations related to leased equipment at June 30, 2007 and $16,000 at June 30, 2006.

(7)  PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income by the average number of Class A Units outstanding for the period.

(8)  CASH DISTRIBUTIONS

On June 14, 2007, a second quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on August 15, 2007 to unit holders of record as of the close of business on June 29, 2007.

(9)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		6 months ended
	6/30/07	6/30/06	6/30/07	6/30/06
Service Cost	$15,003	$14,817	$30,006	$29,634
Interest Cost	7,116	7,042	14,232	14,084
Expected Return on Assets	(9,880)	(4,742)	(19,760)	(9,484)
Amortization of Unrecognized Prior Service Costs	1,661	1,661	3,322	3,322
Amortization of Unrecognized Actuarial Loss	—	740	—	1,481
Net Periodic Pension Cost	$13,900	$19,518	$27,800	$39,037

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	3 months ended	6 months ended
	3/31/07	6/30/07
Service cost	$4,624	$9,248
Interest cost	4,740	9,479

Net periodic intermittent severance cost	$9,364	$18,727

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2006 Form 10-K.

Results of Operations

In general, the macadamia nut crop season runs from July to June with harvesting activity from August through April.  The second quarter normally accounts for less than 4% of the fiscal year’s total harvest and farming revenues.  However, cool night temperatures that extended the flower/pollination season into the summer of 2006 and adequate distribution of rainfall in the last two quarters of 2006 led to better than expected nut production in the spring of 2007.

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions, and nut prices which are either fixed or market based.  In general, nut production is highest during the third and fourth quarters of the fiscal year, with very low production in the first and second quarters.

The Partnership generated a net loss of $356,000 for the second quarter of 2007 on revenues of $1.2.  Net loss for the second quarter of 2006 was $27,000 from revenues of $1.3 million, including a positive price adjustment of $343,000 paid in June 2006.  Net loss per Class A Unit for the second quarters of 2007 and 2006 amounted to $0.05 and $0.00, respectively.  Net cash flow per Class A Unit for the second quarters of 2007 and 2006, as defined in the Partnership Agreement, was ($0.09) and ($0.04), respectively.

Net loss for the six-month period ended June 30, 2007 was $10,000 from revenues of $4.6 million.  Net loss for the six-month period ended June 30, 2006 was $127,000 from revenues of $2.8 million.  Net loss per Class A Unit for the six-month periods ended June 30, 2007 and 2006 amounted to $0.00 and $0.02, respectively.  Net cash flow per class A unit for the six-month periods ended June 30, 2007 and 2006 amounted to $0.01 and $(0.04), respectively.

Owned-orchard Segment

For the three months and the six months ended June 30, 2007 and 2006, nut production, nut prices and nut revenues based upon the contract terms with moisture at 20% (WIS @ 20%) and recovery at 30% (SK/DIS @ 30%) were as follows:

	For the Three Months Ended June 30,
	2007	2006	Change
Nuts harvested (000’s pounds @ WIS 20% and SK/DIS @ 30%)	771	558	38%
Nut price (per pound)	0.7769	0.7313	6%
Net nut sales ($000’s)	599	408	47%
2005 nut price adjustment	0	343
1st quarter 2006 price adjustment	0	(16)
Total nut sales ($000’s)	599	735	-19%

	For the Six Months Ended June 30,
	2007	2006	Change
Nuts harvested (000’s pounds @ WIS 20% and SK/DIS @ 30%)	4,070	1,344	203%
Nut price (per pound)	0.7182	0.7378	-3%
Net nut sales ($000’s)	2,923	992	195%
2005 nut price adjustment	0	343
Total nut sales ($000’s)	2,923	1,335	119%

Contract pounds delivered for the second quarter of 2007 were 38% greater than 2006 compared at WIS @ 20% and SK/DIS @ 30%.  Contract pounds delivered for the six-month period ended June 30, 2007 were 203% greater than 2006 compared at WIS @ 20% and SK/DIS @ 30%.  The increase was primarily attributable to the timing of nuts falling from trees.  Between March and December 2005 the rainfall was approximately 54% of historical averages, which adversely affected the spring 2006 nut production.  The cool night temperatures extended the flower/pollination season into the summer of 2006 and adequate distribution of rainfall in the last two quarters of 2006 led to spring 2007 production of 4.1 million pounds as compared to 1.3 million pounds in the spring of 2006.

The average nut price received for the second quarter of 2007 was $0.78 per pound compared to $0.73 in 2006 based on WIS @ 20% and SK/DIS @ 30%.  The average nut price received for the six-month period ended June 30, 2007 was $0.72 compared to $0.74 in 2006 based on WIS @ 20% and SK/DIS @ 30%.  The increase in the second quarter 2007 was primarily attributable to the effect of the pricing of the new contracts and selling kernel processed by Hamakua Macadamia Nut

Corporation (“HMNC”) as compared to the all nuts being sold in 2006 to Mauna Loa under their new contracts. The decrease in the average nut price for the six-month period ended June 30, 2007 compared to the same period ended June 30, 2006 was primarily attributable to the effect of the pricing of the new contracts.  The market price contracts with Mac Farms and Island Princess were at $0.608 per pound based on WIS @ 20% and SK/DIS @ 30%.

Production costs are based on annualized standard unit costs, using field pounds, for interim reporting purposes, however the additional cost of processing the nut to kernel by HMNC is included in the cost of goods sold in the three-month period ended June 30, 2007.  Before kernel processing costs, costs of good sold (owned-orchards segment) was $0.42 per pound for the three-month period ended June 30, 2007 as compared to $0.40 per pound in 2006. After kernel processing costs, cost of goods sold for the three-month period ended June 30, 2007 was $552,000 or $0.72 per pound.  The increase in costs is the result of secondary processing of nuts to saleable kernel by HMNC as well as higher expected annual costs per pound resulting from normal cost increases for labor, benefits and materials.  For the six-month period ended June 30, 2007, costs of good sold before the kernel processing costs was $0.43 per pound (owned-orchards segment) as compared to $0.41 per pound in 2006. Total cost of goods sold after kernel processing costs was $2.2 million, or $0.53 per pound for the six-month period ended June 30, 2007.  The increase in costs is a result of secondary processing of nuts to saleable kernel by HMNC as well as higher expected annual costs per pound resulting from normal cost increases for labor, benefits and materials and a determination by management to shorten the interval between harvest rounds to improve the quality of the nuts delivered to the buyers.

The spring nut production quality is historically lower than the annual average because of the seasonality of the nut drop and longer related harvest intervals.  As a greater quantity of nuts fall, the harvest intervals are shortened, improving the quality of the nuts harvested.

Crop Year Production Results

Macadamia nut production for the 2006-2007 crop year (July 1 to June 30) totaled 24.3 million pounds, which was 5.5 million pounds more that the 2005-2006 crop year.  The Keaau and Mauna Kea regions experienced cooler temperature conditions that extended the flower/pollination season into the summer of 2006 and combined with adequate rainfall during the nut development period resulted in above average production levels.  The Ka’u region experienced distribution of normal rainfall throughout the calendar year 2006.  This condition combined with an extended flower season contributed to a nut production that surpassed expectations.

Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year			2007	2006
	Ended June 30,			Over	Over
	2007	2006	2005	2006	2005
Keaau	8,932	6,478	6,629	+ 38%	- 2%
Ka’u	13,634	10,832	12,736	+ 26%	-15%
Mauna Kea	1,731	1,500	1,557	+ 15%	- 4%
Total Production	24,297	18,810	20,922	+ 29%	-10%

A review of the orchards by the Partnership’s operations personnel indicates that the annual nut production for calendar year 2007 should be near historical levels of 20 to 21 million pounds.  The changes in weather have resulted in a maturation pattern that has affected nut production such that the annual production should approximate historical trends even though the spring production is greater than normal.

Farming Segment

Revenue generated from the farming of macadamia orchards owned by other growers was $626,000 for the second quarter 2007, 13% greater than 2006.  Farming expenses for the second quarter of 2007 were $573,000, which included $34,000 of depreciation expense. Farming revenues for the first half of 2007 amounted to $1.7 million, 13% greater than 2006.  Farming expenses for the first half of 2007 were $1.5 million, including $68,000 in depreciation.  The increase in farming revenues was primarily attributable to higher production during the first half of 2007 compared to 2006.

General and Administrative Expense

General and administrative expense amounted to $443,000 for the second quarter 2007, compared to $405,000 in 2006.  General and administrative expense for the six-month period ended June 30, 2007 was $870,000 compared to $734,000 in 2006.  The increase in general and administrative expense is mainly attributable to professional fees and other costs related to the Partnership’s potential acquisition of Mac Farms of Hawaii, LLC.

Other Income and Expenses

Interest expense for the second quarter of 2007 was $28,000 compared to $45,000 in 2006.  For the six month period ended June 30, 2007 interest expense was $61,000 compared to $105,000 in 2006.  The decrease in interest expense is primarily due to less debt and no borrowing on the revolving line of credit.

Interest income for the second quarter of 2007 was $19,000 compared to $2,000 in 2006.  Interest income for the six-month period ended June 30, 2007 was $49,000 compared to $13,000 in 2006, primarily due to higher interest rates and higher cash balances.

Other income for the first and second quarters of 2007 and 2006 was primarily attributable to cash distributions received from American AgCredit, PCA in the amount of $14,000 and $15,000, respectively.

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

At June 30, 2007, the Partnership had a cash balance of $495,000 with no borrowings on its line of credit.  At June 30, 2006, the Partnership had a cash balance of $909,000 and $1 million outstanding on the line of credit.  For the six-month period ended June 30, 2007, cash used by operating activities was $1.6 million, which were used to pay distributions to unit holders, acquire capital assets and repay debt.  For the six-month period ended June 30, 2006, cash flows from operating activities totaled $4.0 million, which were used to pay distributions to unit holders, purchase a macadamia nut orchard of approximately 20 acres and repay debt.  At June 30, 2007 the Partnership’s working capital was $3.6 million and its current ratio 3.48 to 1, compared to $2.7 million and 2.09 to 1 at June 30, 2006, primarily due to a decrease in cash, increase in accounts receivable, and a decrease in line-of-credit borrowing.

For the three months ended June 30, 2007 net cash used by operations was $2.3 million compared to net cash used by operations for the three months ended June 30, 2006 of $356,000.  For the six months ended June 30, 2007 net cash used by operations was $1.6 million compared to $4.0 million at June 30, 2006.

At June 30, 2007, the Partnership had $1.2 million in outstanding debt, comprised of $1.2 million under the 10-year term loan with no drawings on the revolving line of credit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of June 30, 2007, a one percentage point increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $12,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for two of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first half of 2007 there has been a decrease in global macadamia prices. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound at 20% WIS and 30% SK/DIS.  The market price nut purchase contracts for the second half of 2007 will reflect a decrease in kernel price of $0.75, resulting in a price decrease of $0.114 per pound on deliveries under these contracts.

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

(b)         There have been no significant changes to internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.              Minimum tangible net worth of $49.6 million (reduced by the amount of allowed cash distributions over net income).

5.              Maximum ratio of funded debt to capitalization of 20%.

6.              Minimum debt coverage ratio of 2.5 to 1.

 The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at June 30, 2006.  At June 30, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the quarter ended June 30, 2007.  Had the lender not waived this violation, the Partnership would have been restricted in its ability to pay distributions to the limited partners.

Item 5. Other Information

Acquisition of Mac Farms of Hawaii, LLC

The Partnership is continuing negotiations to acquire the assets of Mac Farms of Hawaii, LLC as reported in its Form 8-K filing on October 20, 2006.

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

(b)      Reports on Form 8-K:

On May 9, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2007.

On May 31, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership related to the entering into a Material Definite Agreement.

On June 19, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership related to a Change in Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 10, 2007	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer