Form 10-K/A
period 2006-12-31
ML MACADAMIA ORCHARDS L P
filed 2007-08-16
CIK 792161

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A to the Partnership’s Annual Report in Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 16, 2007 is filed to amend and revise the following:

Part II, Item 5. Market for Registrant’s Class A Units and Related Unitholder Matters

Restrictions on Cash Distribution is revised from:

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

To:

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios.  The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at December 31, 2005.  At December 31, 2006 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the year ended December 31, 2006.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

Part II, Item.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources the third paragraph is revised from:

The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 and December 31, 2005.

To:

The Partnership was in compliance with all debt covenants at December 31, 2005.  At December 31, 2006 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the year ended December 31, 2006.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

Notes to Consolidated Financial Statements (7) Short-Term and Long-Term Credit the last paragraph last sentence is revised from:

The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2006 and December 31, 2005.

To:

The Partnership was in compliance with all debt covenants at December 31, 2005.  At December 31, 2006 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the year ended December 31, 2006.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

In order to preserve the nature and character of the disclosures as originally filed, except to make the revisions described above, no attempt has been made in this Amendment to modify or update disclosures as presented in the Partnership’s Annual Report for events that occurred subsequent to its original filing on April 16, 2007.  Accordingly, this Amendment should be read in conjunction with the Partnership’s subsequent filings with the Commission.

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

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios.  In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios.  The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at December 31, 2005.  At December 31, 2006 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the year ended December 31, 2006.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

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

The Partnership was in compliance with all debt covenants at December 31, 2005.  At December 31, 2006 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the year ended December 31, 2006.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

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

ML Macadamia Orchards, L.P.

Notes to Consolidated Financial Statements

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

At December 31, 2006, the Partnership’s working capital was $3.9 million and its current ratio 2.54 to 1.  The Partnership was in compliance with all debt covenants at December 31, 2005.  At December 31, 2006 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the year ended December 31, 2006.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

By: ML RESOURCES, INC.
(Managing General Partner)

	By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer

Dated : August 10, 2007

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