Form 10-Q/A
period 2007-03-31
ML MACADAMIA ORCHARDS L P
filed 2007-08-16
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A to the Partnership’s Annual Report in Form 10-K for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 11, 2007 is filed to amend and revise the following:

Notes to Consolidated Financial Statements (6) Long-Term Debt the third paragraph last sentence is revised from:

The Partnership was in compliance with all debt covenants of the Credit Agreement at March 31, 2007 and 2006.

To:

The Partnership was in compliance with all debt covenants at March 31, 2006.  At March 31, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the quarter ended March 31, 2007.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II – Other Information, Item 2. Changes in Securities last sentence is revised from:

The Partnership was in compliance with all debt covenants of the Credit Agreement at March 31, 2007.

To:

At March 31, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the quarter ended March 31, 2007.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

In order to preserve the nature and character of the disclosures as originally filed, except to make the revisions described above, no attempt has been made in this Amendment to modify or update disclosures as presented in the Partnership’s Quarterly Report for events that occurred subsequent to its original filing on May 11, 2007.  Accordingly, this Amendment should be read in conjunction with the Partnership’s subsequent filings with the Commission.

(6)  LONG-TERM DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008.  Amounts drawn on the line bear interest at the prime lending rate.  There were no amounts drawn on the line at March 31, 2007 or 2006.

In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 6.37 percent to 7.77 percent.  At March 31, 2007 and 2006, the outstanding balance under the promissory note agreement amounted to $1.6 million and $2.0 million, respectively

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at March 31, 2006.  At March 31, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the quarter ended March 31, 2007.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

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

At March 31, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the quarter ended March 31, 2007.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners.

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