Form 10-K/A
period 2006-12-31
ML MACADAMIA ORCHARDS L P
filed 2007-11-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Partnership’s Annual Report in Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 16, 2007 is filed to amend and revise the disclosure relating to the Partnership’s covenant compliance with the Credit Agreement with American AgCredit Capital Markets.

In connection with the issuance of the Form 10-K, dated April 16, 2007, the Partnership determined it was in compliance with the covenants at December 31, 2006. Subsequently, the Partnership determined that it was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less than 0.4% below the required amount. On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant. Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners. The Partnership on receiving the waiver filed an amended Form 10-K/A dated August 16, 2007, amending the notes to the 2006 financial statements, to disclose the non-compliance and receipt of the waiver without the consent of its independent registered public accounting firm. This Form 10-K/A (Amendment No. 2) reflects the revised disclosure for the covenant violation and subsequent waiver and the filing of the revised consolidated financial statements of the Partnership.

This Form 10-K/A (Amendment No.2) has not been updated except as required to reflect the effects described above. This amendment includes changes to Part II, Items 5, 7, and 8 as indicated below. Except as identified in the prior sentence, no other items included in the original Form 10-K have been amended, and as such items remain in effect as of the filing date of the original Form 10-K. Additionally, this Form 10-K/A (Amendment No.2) does not purport to provide an update or a discussion of any other developments at the Partnership subsequent to the original filing.

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

To:

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios. The credit agreements with American AgCredit, PCA, contain various financial covenants. The Partnership was in compliance with all debt covenants at December 31, 2005. In connection with the issuance of the financials included in the 10-K dated April 16, 2007, the Partnership determined it was in compliance with the covenants at December 31, 2006. Subsequently, the Partnership determined that it was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less that 0.4% below the required amount. On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant. Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, would be accelerated and become immediately due and payable.

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources the third paragraph is revised from:

The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 and December 31, 2005.

To:

The Partnership was in compliance with all debt covenants at December 31, 2005. In connection with the issuance of the financials included in the 10-K, dated April 16, 2007, the Partnership determined it was in compliance with the covenants at December 31, 2006. Subsequently, the Partnership determined that it was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less that 0.4% below the required amount. On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant. Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, would be accelerated and become immediately due and payable.

Notes to Consolidated Financial Statements (7) Short-Term and Long-Term Credit the last paragraph last sentence is revised from:

The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2006 and December 31, 2005.

To:

The Partnership was in compliance with all debt covenants at December 31, 2005. In connection with the issuance of the financials included in the 10-K, dated April 16, 2007, the Partnership determined it was in compliance with the covenants at December 31, 2006. Subsequently, the Partnership determined that it was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less that 0.4% below the required amount. On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant. Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, would be accelerated and become immediately due and payable.

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

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios. In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios. The credit agreements with American AgCredit, PCA, contain various financial covenants. The Partnership was in compliance with all debt covenants at December 31, 2005. In connection with the issuance of the financials included in the 10-K, dated April 16, 2007, the Partnership determined it was in compliance with the covenants at December 31, 2006. Subsequently, the Partnership determined that it was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less that 0.4% below the required amount. On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant. Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations indebtedness, at the lender’s option, would be accelerated and become immediately due and payable.

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

For the twelve months

Ended December 31, 2006

	Actual Contracts
	WIS @ 20%	Implied	Actual	2006-2005
	SK/DIS @ 30%	WIS @ 25%	WIS @ 25%	Change
	2006	2006	2005	WIS @ 25%
Field pounds delivered (000’s)	21,362	21,362	21,636	- 1%
Trash adjustment (000’s)	(785)	68	(276)	+ 125%
Quality adjustment SK/DIS (000’s)	(2,642)	(804)	(644)	- 25%
Moisture adjustment WIS (000’s)	(563)	568	991	- 43%
Contract pounds delivered (000’s)	17,372	21,194	21,707	- 2%
Nut price ($/per pound)	$0.7433	$0.6093	$0.5550	+ 10%
Net nut sales ($000’s)	$12,913	$12,913	$12,048	+ 7%
2004/2005 nut price adjustment ($000’s)	$343	$343	$636
Total nut sales ($000’s)	$13,256	$13,256	$12,684	+ 5%

The following table presents the comparison of information to derive the Owned-Orchard Segment nut revenue using the 2005 contracts for all information therefore implied for 2006 and actual for 2005 and 2004. The implied 2006 is used so that the comparisons are presented on an equivalent basis.

				2006	2005
	Implied	Actual	Actual	vs	vs
	2006	2005	2004	2005	2004
Trees acres harvested	4,190	4,169	4,169	+ 01%	—
Average yield (WIS lbs./acre)	5,058	5,207	4,541	- 03%	+ 15%
Nuts harvested (000’s WIS lbs.)	21,194	21,707	18,933	- 02%	+ 15%
Nut price ($/WIS lbs. @ 25%)	0.6093	0.5550	0.4972	+ 10%	+ 12%
Gross nut sales ($000)	$12,913	$12,048	$9,414	+ 07%	+ 28%
Prior year nut price settlement	343	576	—
2003 early harvest settlement	—	—	—
2004 Mac Farms settlement	—	60	—
Recorded nut sales ($000s)	$13,256	$12,684	$9,414

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

The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2005. In connection with the issuance of the financials included in the 10-K, dated April 16, 2007, the Partnership determined they were in compliance with the covenants at December 31, 2006. Subsequently, the Partnership determined that it was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less that 0.4% below the required amount. On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant. Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, would be accelerated and become immediately due and payable.

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

PricewaterhouseCoopers LLP

Orange County, California

April 16, 2007, except as to the disclosure regarding the Partnership’s debt covenant violation and waiver included in Note 7 which is as of November 9, 2007

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

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2006	2005	2004
Gross revenues (including interest and other income)	$17,295	$17,534	$13,708
Less:
Farming costs	12,391	12,311	10,951
Administrative costs	1,842	1,595	1,643
Extinguishment of management agreement	—	326	—
Income tax expense	100	129	5
Payments of principal and interest	639	672	634
Operating cash flow	2,323	2,501	475
Less:
Management fee	0	0	9
Net cash flow (as defined in the Partnership Agreement)	$2,323	$2,501	$466

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

Of the total $1.6 million in 2006 the long-term debt of $680,000 has a fixed interest rate for one and one-third years. Of the total $2.0 million in 2005 the long–term debt of $850,000 has short-term fixed rates that approximate fair value. The $920,000 and $1,150,000 in 2006 and 2005, respectively, have interest rates that are fixed over the remaining life of the debt.

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

At December 31, 2006, the Partnership’s working capital was $3.9 million and its current ratio 2.54 to 1. The Partnership was in compliance with all covenants of the Credit Agreement at December 31, 2005. In connection with the issuance of the financials included in the 10-K, dated April 16, 2007, the Partnership determined they were in compliance with the covenants at December 31, 2006. Subsequently, the Partnership determined that it was in compliance with all debt covenants except for minimum tangible net worth. The Partnership was less that 0.4% below the required amount. On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant. Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, would be accelerated and become immediately due and payable.

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

Change in Severance Obligation

	2006	2005	2004

Severance obligation at beginning of year	$376	$384	$363
Service cost	23	24	24
Interest cost	20	21	21
Actuarial (gain) loss	(36)	(14)	9
Benefits paid	(48)	(39)	(33)
Severance obligation at end of year	$335	$376	$384

Change in Plan Assets

	2006	2005	2004

Fair value of plan assets at of year	$0	$0	$0
Employer contributions	48	39	33
Benefits paid	(48)	(39)	(33)
Fair value of plan assets at end of year	$0	$0	$0

Funded Status

Benefit obligation	$(335)	$(376)	$(384)
Unrecognized net actuarial loss	18	55	72
Prepaid (accrued) benefit cost	$(317)	$(321)	$(312)

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

Components of Net Periodic Cost

Service cost	$23	$24	$24
Interest cost	20	21	21
Recognized net (gain) loss	1	3	2
Net periodic cost (credit)	$44	$48	$47

Reconciliation of Severance Liability

(a) Accrued severance beginning of year	$(321)	$(312)	$(298)
(b) Contributions during fiscal year	48	39	33
(c) Net periodic pension cost	(44)	(48)	(47)
(d) Accrued severance cost at end of year	$(317)	$(321)	$(312)

Weighted Average Assumptions

Discount rate	5.87%	5.78%	5.74%
Expected return on plan assets	0.00%	0.00%	0.00%
Rate of compensation increase	1.65%	1.65%	1.65%

As discussed in Note 14, the Partnership initially recorded its liability for the severance plan in 2006 following its determination that such obligation had not properly been accounted for as part of prior year purchase price allocations. The Partnership has provided disclosures for those years for comparative purposes. As disclosed above, benefit costs in 2004 and 2005 did not differ materially form contribution amounts expensed in such years.

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
Dated : November 13, 2007

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

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

Exhibit Number	Description

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

Exhibit Number	Description

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

Exhibit Number	Description

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

10.56	Macadamia Nut Purchase Contracts between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

31.1	Form of Rule 13a-14(a) [Section 302] Certification — Chief Executive Officer

31.2	Form of Rule 13a-14(a) [Section 302] Certification — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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