Form 10-Q
period 2007-09-30
ML MACADAMIA ORCHARDS L P
filed 2007-11-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	September 30,		December 31,
	2007	2006	2006
Assets
Current assets
Cash and cash equivalents	$120	$502	$3,351
Accounts receivable	2,020	1,535	2,688
Inventory	688	237	272
Deferred farming costs	3,763	1,987	—
Other current assets	287	221	98
Total current assets	6,878	4,482	6,409
Land, orchards and equipment, net	45,985	47,693	47,232
Goodwill	306	—	306
Intangible assets, net	10	59	16
Total assets	$53,179	$52,234	$53,963

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$406	$400
Short-term borrowing	1,900	—	—
Accounts payable	311	74	406
Cash distributions payable	375	375	375
Accrued payroll and benefits	711	698	858
Other current liabilities	16	32	488
Total current liabilities	3,713	1,585	2,527
Non-current accrued benefits	406	—	405
Long-term debt	800	1,200	1,200
Deferred income tax liability	1,208	1,227	1,208
Total liabilities	6,127	4,012	5,340
Commitments and Contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	47,041	48,141	48,612
Accumulated other comprehensive loss	(70)	—	(70)
Total partners’ capital	47,052	48,222	48,623
Total liabilities and partners’ capital	$53,179	$52,234	$53,963

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Macadamia nut sales	$1,979	$4,289	$4,902	$5,624
Contract farming revenue	797	1,198	2,464	2,674
Total revenues	2,776	5,487	7,366	8,298
Cost of goods and services
Cost of macadamia nut sales	1,546	3,937	3,720	4,672
Cost of contract farming services	731	1,113	2,257	2,473
Total cost of goods sold	2,277	5,050	5,977	7,145
Gross income	499	437	1,389	1,153
General and administrative expenses
Legal fees paid to related party	—	10	—	86
Other	874	451	1,744	1,109
Total general and administrative expenses	874	461	1,744	1,195
Operating loss	(375)	(24)	(355)	(42)
Interest expense	(44)	(61)	(105)	(166)
Interest income	—	—	49	13
Other income (loss)	(1)	186	12	194
Income (loss) before tax	(420)	101	(399)	(1)
Income tax expense	16	16	47	41
Net income (loss)	$(436)	$85	$(446)	$(42)

Net cash flow
(as defined in the Partnership Agreement)	$14	$800	$73	$487

Net income (loss) per Class A Unit	$(0.06)	$0.01	$(0.06)	$(0.01)

Net cash flow per Class A Unit	$0.00	$0.10	$0.01	$0.06

Cash distributions per Class A Unit	$0.05	$0.05	$0.15	$0.15

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	47,852	48,431	48,612	49,308
Accumulated other comprehensive loss	(70)	—	(70)	—
	47,863	48,512	48,623	49,389

Allocation of net income (loss)
Class A limited partners	(436)	85	(446)	(42)
	(436)	85	(446)	(42)

Cash distributions:
Class A limited partners	375	375	1,125	1,125
	375	375	1,125	1,125

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	47,041	48,141	47,041	48,141
Accumulated other comprehensive loss	(70)	—	(70)	—
	$47,052	$48,222	$47,052	$48,222

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Cash received from sale of goods and services	$1,841	$4,767	$8,282	$15,627
Cash paid to suppliers and employees	(3,637)	(3,707)	(11,642)	(10,426)
Interest paid	(44)	(61)	(105)	(166)
Interest received	—	—	49	13
Net cash provided by (used in) operating activities	(1,840)	999	(3,416)	5,048

Cash flows from investing activities:
Acquisition of capital equipment	(60)	(21)	(190)	(471)
Net cash used in investing activities	(60)	(21)	(190)	(471)

Cash flows from financing activities:
Proceeds from line of credit	1,900	2,400	1,900	4,100
Payment of line of credit	—	(3,400)	—	(7,000)
Payments on long term borrowing	—	—	(400)	(400)
Capital lease payments	—	(10)	—	(28)
Cash distributions paid	(375)	(375)	(1125)	(1125)
Net cash provided by (used in) financing activities	1,525	(1,385)	375	(4,453)

Net increase (decrease) in cash	(375)	(407)	(3,231)	124
Cash at beginning of period	495	909	3,351	378
Cash at end of period	$120	$502	$120	$502

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(436)	$85	$(446)	$(42)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	452	694	920	926
Decrease (increase) in accounts receivable	(1,022)	(829)	669	6,898
Decrease (increase) in inventories	(393)	65	(416)	33
Decrease (increase) in deferred farming costs	(841)	841	(3,242)	(1,406)
Decrease (increase) in other current assets	19	(1)	(189)	(44)
Increase (decrease) in accounts payable	270	58	(95)	(696)
Increase (decrease) in accrued payroll and benefits	150	84	(146)	(237)
Increase (decrease) in other current liabilities	(39)	2	(471)	(384)
Total adjustments	(1,404)	914	(2,970)	5,090
Net cash provided by (used in) operating activities	$(1,840)	$999	$(3,416)	$5,048

Supplemental schedule of non-cash financing activities
Distributions declared not paid	$375	$375	$375	$375

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2007, September 30, 2006 and December 31, 2006 and the results of operations, changes in partners’ capital and cash flows for the three and nine-month periods ended September 30, 2007 and 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(3)          SIGNIFICANT ACCOUNTING POLICY

The Partnership reports revenues net of sales and general excise taxes remitted to government authorities that are collected from or passed on to its customers.

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

The Partnership’s reportable segments are distinct business enterprises that offer different products or services. Revenues from the owned-orchard segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the prices paid under it various nut contracts. The farming segment’s revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

The following tables summarize each reportable segment’s operating income (loss) and assets as of, and for the three and nine-month periods ended September 30, 2007 and 2006 (000’s). Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenues:
Owned orchards	$1,979	$4,289	$4,902	$5,624
Contract farming	1,424	4,403	6,547	8,000
Intersegment elimination (all contract farming)	(627)	(3,205)	(4,083)	(5,326)
Total	$2,776	$5,487	$7,366	$8,298

Operating income (loss):
Owned orchards	$(441)	$(189)	$(562)	$(242)
Contract farming	66	165	207	200
Total	$(375)	$(24)	$(355)	$(42)

Depreciation:
Owned orchards	$416	$640	$812	$764
Contract farming	34	54	102	162
Total	$450	$694	$914	$926

Expenditures for property and equipment:
Owned orchards	$60	$—	$190	$440
Contract farming	—	21	—	31
Total	$60	$21	$190	$471

Segment assets:
Owned orchards			$46,030	$46,326
Contract farming			7,112	5,948
Total			$53,142	$52,274

All revenues are from sources within the United States of America.

(5)          DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred-to-date and costs expensed-to-date (based on projected annual cost per nut harvested) being reported on the balance sheet as deferred farming costs, which amounted to $3.8 million and $2.0 million at September 30, 2007 and 2006, respectively. The increase in deferred farming costs was primarily attributable to less than expected production during the first three quarters of 2007 compared to 2006 and a greater per pound expected cost in 2007 than 2006.

(6)          LONG-TERM DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008. Amounts drawn on the line bear interest at the prime lending rate. The amounts drawn at September 30, 2007 amounted to $1.9 million. There were no amounts drawn on the credit facility at September 30, 2006.

In addition to the revolving credit facility the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010. Amounts outstanding bear interest at rates from 6.37 percent to 7.77 percent. At September 30, 2007 and 2006, the outstanding balance under the promissory note agreement amounted to $1.2 million and $1.6 million, respectively.

The credit agreements with American AgCredit, PCA, contain various covenants. July 2007 an amendment was made to the covenant related to minimum tangible net worth. The Partnership was in compliance with all debt covenants at September 30, 2007 and 2006.

The Partnership had no capital lease obligations related to leased equipment at September 30, 2007 and $6,000 at September 30, 2006.

(7)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(8)          CASH DISTRIBUTIONS

On September 25, 2007 a third quarter cash distribution was declared in the amount of five cents ($0.05) per Class A Unit, payable on November 15, 2007 to unit holders of record as of the close of business on September 28, 2007.

(9)          PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		9 months ended
	9/30/07	9/30/06	9/30/07	9/30/06
Service Cost	$15,002	$14,817	$45,008	$44,451
Interest Cost	7,116	7,041	21,348	21,123
Less Expected Return on Assets	(9,880)	(4,742)	(29,640)	(14,226)
Amortization of Unrecognized Prior Service Costs	1,661	1,661	4,983	4,983
Amortization of Unrecognized Actuarial Loss	—	740	—	2,221
Net Periodic Pension Cost	$13,899	$19,517	$41,699	$58,554

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	3 months ended	9 months ended
	9/30/07	9/30/07

Service cost	$4,624	$13,872
Interest cost	4,740	14,219

Net periodic intermittent severance cost	$9,364	$28,091

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

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions and nut prices which are either fixed or market based. Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.

Production during the third quarter of 2007 was 1.6 million pounds less than the same period in 2006 which had higher that normal production due to the main harvest starting early. Production for the nine-month period ended September 30, 2007 was about 1.1 million pounds greater than the same period in 2006. About 700,000 pounds, or 17% of the total 2007 third quarter production, were contract processed under the Hamakua nut purchase agreement and will be sold by the Partnership as processed macadamia nut kernel in future period.

Net loss for the third quarter of 2007 was $436,000 compared to net income of $85,000 in 2006. Revenues in the third quarter of 2007 amounted to $2.8 million compared to $5.5 million in 2006. Net income (loss) per Class A Unit for the third quarters 2007 and 2006 amounted to ($0.06) and $0.01, respectively. Net cash flow per Class A Unit for the third quarters 2007 and 2006, as defined by the Partnership Agreement, was $0.00 and $0.10, respectively. The decrease in revenue during the third quarter of 2007 in comparison to 2006 was attributable to lower nut prices, not selling all the nuts harvested and lower production. During the third quarter of 2007, the Partnership harvested 1.6 million contract pounds less and received $0.17 per pound less than in 2006. Harvesting activities related to contract farming services were also lower in the third quarter of 2007 in comparison to 2006. Although revenues decreased by 49% during the third quarter of 2007, cost of revenues decreased by 55%. The net loss for the three-month period ended September 30, 2007 was mainly attributable to the increase in general and administrative expense for professional fees and other costs related to the potential acquisition of Mac Farms of Hawaii, LLC, $874,000 compared to the third quarter 2006 of $451,000, an increase of 90%.

Net loss for the nine-month period ended September 30, 2007 was $446,000 compared to $42,000 in 2006. Revenues for the nine-month periods ended September 30, 2007 and 2006 were $7.4 million and $8.3 million, respectively. Net loss per Class A Unit for the nine-month periods ended September 30, 2007 and 2006 amounted to $0.06 and $0.01, respectively. Net cash flow per Class A Unit for the nine-month periods ended September 30, 2007 and 2006, as defined in the Partnership Agreement, was $0.01 and $0.06, respectively. The decrease in revenue for the nine-months period ended September 30, 2007 in comparison to the same period in 2006 was the result of lower nut price and not selling all the nuts harvested. The net loss for the nine-month period ended September 30, 2007 was mainly attributable to the increase in general and administrative expense, of $1.7 million as compared to $1.2 million for the same period in 2006 or 46%, for professional fees and other costs related to the potential acquisition of Mac Farms of Hawaii, LLC .

Owned-orchard Segment

For the three and nine-month periods ended September 30, 2007 and 2006, nut production, nut prices and nut revenues based upon the contract terms with moisture at 20% (WIS @ 20%) and recovery at 30% (SK/DIS @ 30%) were as follows:

	For the three months
	Ended September 30,
	2007	2006	Change

Nuts harvested (000’s pounds @ WIS 20% and SK/DIS @ 30%)	4,124	5,764	-28%
Less kernel inventory	694	0
Net nuts sold	3,430	5,764	-40%
Nut price (per pound)	0.5771	0.7441	-22%
Net nut sales ($000’s)	1,979	4,289	-54%
2005 nut price adjustment	0	0
Total nut sales ($000’s)	1,979	4,289	-54%

	For the nine months
	Ended September 30,
	2007	2006	Change

Nuts harvested (000’s pounds @ WIS 20% and SK/DIS @ 30%)	8,194	7,108	15%
Less kernel inventory	694	0
Net nuts sold	7,500	7,108	6%
Nut price (per pound)	0.6536	0.7430	-12%
Net nut sales ($000’s)	4,902	5,281	-7%
2005 nut price adjustment	0	343
Total nut sales ($000’s)	4,902	5,624	-13%

Production for the third quarter of 2007 was 28% lower than 2006 and 17% below the historical average for this period. Production for the nine-month period ended September 30, 2007 was 15% higher than 2006, however 5% lower than the historical average for this period. The decrease in production for the quarter was primarily attributable to the timing of nuts dropping from trees, and the increase in production for the nine-month period is the result of the above average harvest in the first quarter of 2007.

The average nut price received for the third quarter of 2007 was $0.58 per pound compared to $0.74 in 2006 based on contract prices. The average nut price received the nine-month period ended September 30, 2007 was $0.65 compared to $0.74 in 2006 based on contract prices. The decrease was primarily attributable to a decrease in the market-based contract price from Mac Farms of Hawaii, LLC and Purdyco International, Ltd. for 2007.

The Partnership does not have purchase or processing contracts covering all of its potential harvest.  Due to current market conditions and capacity constraints at smaller processor, there is no assurance that the entire 4th quarter harvest will be processed or sold.

Production costs are based on annualized standard unit costs for interim reporting periods. Cost of goods sold (owned-orchards segment) for the third quarter of 2007 was $1.5 million or $0.45 per pound compared to $3.9 million or $0.50 per pound in 2006. Cost of goods sold (owned-orchards segment) for the nine-month period ended September 30, 2007 was $3.7 million or $0.50 per pound compared to $4.7 million or $0.51 per pound in 2006. The decrease in cost of goods sold for the nine-month period ended September 30, 2007 compared to the same period in 2006 was a result of costs being capitalized into inventory for the nuts processed and held for sale as macadamia kernel by the Partnership.

Farming Segment

Revenue from the farming of macadamia orchards that are owned by other growers amounted to $797,000 for the third quarter of 2007, 33% less than the third quarter of 2006. Farming costs for the third quarter of 2006 were $731,000, which included $34,000 in depreciation expense. The decrease in revenue during the quarter was attributable to less harvesting activity. Farming revenues for the nine-month period ended September 30, 2007 amounted to $2.5 million, 8% lower than 2006. Farming expenses for the nine-month period ended September 30, 2007 were $2.3 million including $102,000 of depreciation expense. The decrease in farming revenues during the nine-month period ended September 30, 2007 was attributable to less harvesting activity.

General and Administrative Expense

General and administrative expense amounted to $874,000 for the third quarter of 2007, 90% greater than the third quarter of 2006. General and administrative expense for the nine-month period ended September 30, 2006 was $1.7 million, 46% greater than 2006. The increase in general and administrative expense was mainly attributable to professional fees and other costs related to the potential acquisition of Mac Farms of Hawaii, LLC .

Other Income and Expenses

Interest expense for the third quarter 2007 was $44,000, 28% less than to 2006. Interest expense decreased by $61,000 for the nine-month period ended September 30, 2007, which was 37% less than 2006, and was primarily attributable to a lower balance on the long-term debt.

Interest income for the third quarter 2007 was comparable to 2006. However, interest income increased by $36,000 for the nine-month period ended September 30, 2007, primarily due to higher interest rates and higher cash balances.

Other income for the three and nine-month periods ended September 30, 2007 was primarily attributable to a cash distribution of $14,000 received from American AgCredit, PCA. Other income for the three and nine-month periods ended September 30, 2006 was primarily attributable to a cash distribution received from American AgCredit, PCA of $15,000, crop insurance proceeds of $168,000 and recognition of a gain of $21,000 on the sale of property and equipment. Crop insurance proceeds result from an insurance policy that provides coverage if the crop in designated blocks is less that 75% of a ten year moving average.

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

At September 30, 2007 the Partnership had a cash balance of $120,000. For the nine-month period ended September 30, 2007, cash flows used by operating activities totaled a $3.4 million which were used to pay distributions to unit holders and repay debt. At September 30, 2007 the Partnership’s working capital was $3.2 million and its current ratio 1.85 to 1, compared to $2.9 million and 2.83 to 1 at September 30, 2006. The improvement in the Partnership’s working capital position and liquidity were primarily due to an increase in accounts receivable, inventory, and deferred farming costs, offset by a decrease in cash and increases in accounts payable and line-of-credit borrowing.

For the three months ended September 30, 2007 net cash used by operations was $1.8 million compared to net cash provided by operation for the three months ended September 30, 2006 of $1.0 million. For the nine months ended September 30, 2007 net cash used by operations was $3.4 compared to net cash provided of $5.0 million at September 30, 2006. The change in the payment terms from quarter to monthly, in the nut purchase contracts January 2006 resulted in a one-time increase in cash and decrease in accounts receivable during the nine-month period ended September 30, 2006 of $5.7 million.

At September 30, 2007, the Partnership had $1.2 million in outstanding long-term debt, comprised of $1.2 million under the 10-year term loan and $1.9 million drawn on the line-of-credit.

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

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel. Pricing for two of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first half of 2007 there was a decrease in global macadamia prices. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound at 20% WIS and 30% SK/DIS. The market price nut purchase contracts for the second half of 2007 will reflect a decrease in kernel price of $0.75, resulting in a price decrease of $0.114 per pound on deliveries under these contracts.

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

(b)         There have been no significant changes to internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Partnership was in compliance with all loan covenants as of September 30, 2007 and 2006.

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

(b)                   Reports on Form 8-K:

On July 24, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership related to the amendment of a Material Definitive Agreement.

On August 13, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and six months ended June 30, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 7, 2007	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Executive Officer

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer