Form 10-K
period 2007-12-31
ML MACADAMIA ORCHARDS L P
filed 2008-03-26
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of March 19, 2008, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $24,150,000 (based on the closing price on that date of $3.22 per Unit).

PART I

Item 1.  BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a publicly traded partnership, organized under the laws of the State of Delaware, and engaged in the business of growing and farming macadamia nuts in the State of Hawaii.  The Partnership believes that it is one of the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 4,190 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)

During 2006 the Partnership sold all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under four nut purchase contracts.  Three of these nut purchase contracts representing approximately 16 million field pounds, expired on December 31, 2006 and the other contract representing approximately 6.3 million field pounds expires December 31, 2011. In lieu of renegotiating the expired nut purchase contracts with Mauna Loa, the Partnership executed nut purchase contracts with three other processors; Hamakua Macadamia Nut Company, Inc. (“Hamakua”), MacFarms of Hawaii, LLC (“MacFarms”) and Purdyco International, Ltd. dba Island Princess (“Island Princess”) beginning January 1, 2007.  The details of these contracts are discussed in Item 1 (c), Owned Orchard Segment on page 3.

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

Ownership of Class A Units confers no direct or indirect interest in CBCL, DBE or any of their affiliated entities, or in Mauna Loa, or Hamakua, MacFarms or Island Princess.

The Partnership commenced operations in June 1986, following its acquisition of interests in approximately 2,423 tree acres of macadamia nut orchards from subsidiaries of CBCL.  In December 1986 and October 1989, respectively, the Partnership acquired from subsidiaries of CBCL interests in approximately 266 and 1,260 additional tree acres of macadamia orchards.  In September 1991 the Partnership acquired approximately 78 tree acres of producing macadamia orchards from C. Brewer and Company, Ltd (“CBCL”).  In April 2006 the Partnership acquired approximately 21 tree acres of producing macadamia orchards from J.W. A. Buyers.

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

As reported on Form 8-K filed October 20, 2006, the Partnership signed a non-binding letter of intent to purchase substantially all of the assets of MacFarms and lease the 3,912 acre macadamia orchard owned by Kapua Orchard Estates, LLC (“Kapua”), an affiliate of MacFarms.  Subsequently, as reported on Form 8-K’s filed May 31, 2007, July 24, 2007 and November 24, 2007 the Partnership signed and amended an agreement to purchase substantially all of the assets of MacFarms and lease the 3,912 acre macadamia orchard owned by Kapua.  As reported on Form 8-K filed December 14, 2007, the Partnership and MacFarms signed a cancellation agreement that terminated the “Purchase Agreement”.

(b) Financial Information about Industry Segments

The response to this section of Item 1 incorporates by reference Note 3 of the Notes to the Consolidated Financial Statements.

(c) Narrative Description of the Business

Owned-Orchard Segment

In 2007 the Partnership sold macadamia nuts from its orchards to Mauna Loa, MacFarms and Island Princess under nut purchase contracts.  The Partnership delivered macadamia nuts from its orchards to Hamakua to be processed into kernel for the Partnership to sell in the wholesale market.  The 2007 nut purchase contracts and processing contract have terms that would result in approximately 19.0 million to 20.0 million field pounds being either purchased or processed.  The Partnership’s average annual nut production is between 20.5 million and 22.0 million pounds.  The Partnership has to find buyers or a processor to purchase or process nut production not committed under nut purchase and processing contracts.

The Partnership sold all of the macadamia nuts from its orchards to Mauna Loa under four nut purchase contracts in 2006.  Mauna Loa processes and markets the nuts under the Mauna Loa® brand name and is believed to be one of the largest processors and marketers of macadamia nuts in the world.  The Partnership was Mauna Loa’s largest single supplier of macadamia nuts in 2006

Nut Purchase Contracts.  The Partnership has four nut purchase contracts with: Mauna Loa, MacFarms, Hamakua and Island Princess, as detailed in the following paragraphs.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million field pounds, effective January 1, 2006 and expiring December 31, 2011.  The contract provides for a nut price of $0.74 per wet-in-shell (“WIS”) pound in 2006 and $0.75 per WIS pound in 2007 at 20% moisture and 30% saleable kernel (“SK”)/dry-in-shell (“DIS”).  The purchase price will increase annually by $0.01 per WIS pound, except 2008, until it reaches $0.78 per WIS pound in 2011.

On December 16, 2004, a nut purchase contract with Hamakua for the annual delivery of 6.0 million field pounds, effective January 1, 2007, and  with 2.0 million field pounds expiring December 31, 2008, December 31, 2010, and December 31, 2012, respectively. The contract provides for a minimum price of $0.75 per WIS pound and a maximum price of $0.95 per WIS pound at 20% moisture and 30% SK/DIS. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process nuts-in-shell into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  The contract continues to require that Hamakua purchase approximately 6.0 million field pounds of nuts in 2008, approximately 4.0 million field pounds of nuts in the years 2009-2010, and 2.0 million field pounds of nuts in the years 2011-2012.

On January 5, 2006, the Partnership executed a contract was signed with Island Princess for the annual delivery of approximately 2.0 million field pounds, effective January 1, 2007 and expiring on December 31, 2011.  The nut price is determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 was $0.608 and July — December 2007 was $0.494 per WIS pound at 20% moisture and 30% SK/DIS recovery.  The effective price for January — June 2008 is $0.494 and July — December 2008 is $0.55, at 20% moisture and 30% SK/DIS recovery.

On January 6, 2006, the Partnership executed a contract with MacFarms for the annual delivery of between 5.0 and 6.0 million field pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 was $0.608 and July — December 2007 was $0.494, at 20% moisture and 30% SK/DIS recovery.  The effective price for January — June 2008 is $0.494 and July — December 2008 is $0.55, at 20% moisture and 30% SK/DIS recovery.  In connection with the orchard purchased from J.W.A. Buyers in April 2006, the Partnership agreed to sell approximately 100,000 field pounds harvested from the orchard to MacFarms for $0.98 per WIS pound at 20% moisture and 30% SK/DIS recovery.  This agreement expired on January 6, 2007.

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central/South America.  For the 2007 crop, Hawaii supplied 14% of the world crop, and Australia, the world’s largest producer, supplied 43%.

Macadamia Farming Segment

The Partnership farms its own 4,190 acres of macadamia orchards and macadamia orchards owned by other growers (approximately 2,008 acres during 2007 and 2,029 acres during 2006) under long-term farming contracts.

All the orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership currently performs under approximately seventeen farming contracts which were assigned to the Partnership with the May 2000 acquisition.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  The Partnership earns a fee for these services, either as a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.  Approximately 150 acres are farmed under year-to-year contracts, contracts for approximately 635 acres expire March 31, 2009, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 410 acres expire July 31, 2029, contracts for approximately 280 acres expire June 30, 2033 and contracts for approximately 470 acres expire September 30, 2080.

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

Harvesting.  The harvest period begins in the late summer and runs through the following spring.  Mature nuts fall from the trees and are harvested using mechanized harvesting equipment when the orchard floor is level enough to permit its use.  Nuts are harvested by hand when the orchard floor is too uneven to permit mechanical harvesting, when the nut drop is very light and when nuts remain on the ground after mechanical harvesting.  At Keaau, Ka’u and Mauna Kea, seasonal labor for hand harvesting and other operations is generally available from nearby Hilo, adjacent communities and foreign labor sources.

Mechanical harvesting is less costly than hand harvesting, however mechanical harvesting is possible only where the orchard floor is relatively flat.  Approximately 70% of the orchards in Ka’u, 59% in Keaau and 94% in Mauna Kea are mechanically harvested.  The remaining acres are too uneven for mechanical harvesting and must be harvested by hand.

During the harvest season, the nuts are collected every six to ten weeks.  Nut quality deteriorates if they remain on the ground too long.  The harvested nuts are then transported to husking facilities, which are located in Ka’u and Keaau.  The Keaau husking facility is owned and operated by Mauna Loa, and the Ka’u husking facility is owned and operated by the Partnership.  Nuts harvested in the Mauna Kea region are transported to the husking facility in Keaau.  At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content.  Kernel quality is determined from samples taken.  Title to the nuts husked in Keaau passes to buyer after weighing.  Title to the nuts husked at Ka’u pass to buyer after delivery to the buyer’s processing plant.  The nuts are then moved to a drying facility.

Processing.  The nuts purchased by Mauna Loa from the Partnership and other orchards farmed by the Partnership are primarily processed at Mauna Loa’s processing plant located adjacent to the orchards located in the Keaau area.  The plant was built in 1966 and is presently capable of handling approximately 210,000 pounds of DIS nuts per day.  Processing at the plant includes drying, cracking, roasting, inspecting and limited packaging.  The plant also includes separate warehouses, a machine shop, storage facilities, husking facilities, nut drying facilities, a generator and a 10,000 square foot chocolate processing plant.  None of these processing facilities are owned by the Partnership.

At Mauna Loa’s plant in Keaau, the harvested nuts pass by conveyors over metal screens, blowers and rock separators that remove extraneous material from the in-husk nuts. The husks are then split and removed by pressing the nuts between steel roller bars and a rubber pad.  At this stage, the nut kernels are still encased in their hard round shells and roughly 20% of their weight is attributable to moisture content.  At this point, the nuts are referred to as WIS.  The WIS weight of the nuts is used to determine payments to be made by Mauna Loa under the nut purchase contracts.  Approximately 20% of the WIS weight of the nuts will become dry salable kernels at the time processing is completed.

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

Accordingly, the seller of this orchard Ka’u Agribusiness Company, Inc. (“KACI”), agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of the target cash flow level, which approximated $507,000.  Stabilization payments for any given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.  For the years from 1987 through 1993, inclusive, the Partnership received a total of $1,628,000 (including a 4% Hawaii general excise tax) in stabilization payments under this agreement.

The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchards acquired.  As such, these payments are being reflected in the Partnership’s net income ratably through 2019 as a reduction to the depreciation expense reported for this orchard.

In return, the Partnership is obligated to pay the seller (the Olson Trust who purchased KACI’s interest) 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2007.  Additional rent of $62,000 was paid in 2006 and no additional rent was due in 2005.

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

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.4% in 2007, 0.5% in 2006 and 0.2% in 2005. Both crop and tree insurance are in place to protect the Partnership against material losses.

Diseases and Pests.  The Partnership’s Keaau orchards experienced tree replacements of 1.1% in 2007, 1.0% in 2006 and 0.6% in 2005.  Other macadamia growers in the vicinity have also experienced losses due to a problem known as “Macadamia Quick Decline” (“MQD”).  Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions and poor drainage conditions.  It is also believed that a particular variety of macadamia nut tree (cv. HAES 333) is most susceptible to MQD.  Approximately 9% of the trees in the Partnership’s orchards have the variety HAES 333 with most of these trees located at the drier Ka’u region where the incidence of MQD is benign.  Another tree variety (cv. HAES 344) has also been identified as being somewhat more susceptible to MQD than other commercial varieties and this cultivar represents approximately 45% of the trees in the Partnership’s orchards.  Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are tolerant to MQD.

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

Insurance.  The Partnership secures tree insurance each year under a federally subsidized program.  The tree insurance for 2008 provides coverage up to a maximum of approximately $19.7 million against loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2007-2008 crop year and provides coverage up to a maximum of approximately $12.0 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
2003	22.8”	94.8”	117.4”
2004	54.9”	142.7”	151.5”
2005	34.7”	133.8”	171.8”
2006	70.9”	138.7”	178.3”
2007	37.8”	126.7”	158.3”

During 2007 the Ka’u, Keaau and Mauna Kea areas recorded 85%, 95% and 107%, respectively, of the normal average annual rainfall in their area of the island.

Water Supply for Irrigation.  With the May 2000 acquisition, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  The Sisal Well is situated on land owned by Mauna Kea Agribusiness Company, Inc. (“MKACI”).  On May 1, 2000 the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is One Dollar.  The license agreement terminates on the earlier of the termination of the May 1, 2000 lease between Partnership and KACI, or June 30, 2045.

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

Market and customers.  A decline in worldwide macadamia nut prices would adversely affect the price paid under the nut purchase contracts with Mac Farms and Island Princess, as the contract price is determined based upon the prevailing world market price of macadamia nut kernel for each six-month period January through June, and July to December throughout the contract term.  Even though the Partnership increased it customers from one to four in 2007 there are a limited number of customers available to purchase the Partnership’s nut production.  If our customers are unable to perform under their contracts or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.  If the market for the Partnership’s inventory were to decline the Partnership would have to sell at a price lower than the current market price.  If no buyers were available the inventory could become unsalable and have to be deposed.

Nut Purchase Agreements.  The Partnership had four contracts beginning January 1, 2007.  The terms of the contracts vary from two to six years, contain fixed and market determined prices and 30-day payment terms.  The Partnership relies upon the financial ability of the buyers of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If any or all of the buyers were unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If any or all buyers were late in payment the Partnership would stop the delivery of macadamia nuts to the buyer.  The Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.  There were a significant number of Hawaii macadamia growers that were unable to find a processor to purchase and process their crop in 2007 due to the currently depressed market.

Employees.  As of December 31, 2007, the Partnership employed 213 people, of which 131 were seasonal employees.  Of the total, 21 are in farming supervision and management, 178 in production, maintenance and agricultural operations, and 14 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002, but were extended until April 30, 2005.  The parties agreed to a three-year contract, which will expire on April 30, 2008. Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations when the current agreement expires.

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

For certain additional information concerning farming leases, see Item 13, page 61.

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

ITEM 3.  LEGAL PROCEEDINGS AND SETTLEMENT

On November 1, 2007, the Partnership received two “Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission” (EEOC) for charge of discrimination filed by two H-2A workers who were employed by Global Horizons, Inc., an unrelated third party labor contractor used by the Partnership.  The charge alleges that the claimants had been harassed, subjected to different terms and conditions of employment and intimidated in all aspects of employment with Global Horizons, Inc., due to their national origin.  The charge does not indicate the Partnership’s involvement in the discrimination.  It is management’s opinion, based upon consultation with counsel that the charge is without merit.  On December 28, 2007, the Partnership responded to the EEOC with a written request to dismiss the charges.  As of March 19, 2008, the Partnership had not received a response to the Partnership’s request for dismissal.  The Partnership had contracted with Global Horizons, Inc., to provide temporary alien agricultural workers to supplement hand harvesters during the peak harvest season.  Global Horizons, Inc. provided contract workers for two harvest seasons, during the periods from November 1, 2005 through January 24, 2006 and September 26, 2006 through February 28, 2007.

On January 30, 2008, the Partnership filed a complaint in the Circuit Court for the Third Circuit, State of Hawaii against Hamakua, alleging breach of its nut purchase contract which provided for the annual sale of approximately 6.0 million WIS pounds of macadamia nuts to Hamakua from 2007 through 2008, 4.0 million WIS pounds from 2009 through 2010, and 2.0 million WIS pounds from 2011 through 2012, inclusive.  The suit alleges that Hamakua failed to process approximately 3 million WIS pounds in 2007 and seeks damages in excess of $1.2 million dollars as a result of such 2007 breach.  The suit further alleges that Hamakua failed to deliver the entire kernel it was supposed to deliver from nuts the Partnership delivered to Hamakua.  Lastly, the suit alleges that Hamakua has refused to purchase nuts in the years 2008 through 2012 as required by the Nut Purchase Contract and requests the Court to compel Hamakua to perform the contract and purchase the Partnership’s nuts delivered pursuant to the contract or, in the alternative, pay damages according to evidence to be submitted to the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND

                                                  RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the New York Stock Exchange (symbol = NUT).  There were 5,336 registered holders of Class A Depositary Units on December 31, 2007.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange daily composite transactions, are shown in the table below:

		Distribution	High	Low

2007:	4th Quarter	$0.030	4.88	3.47
	3rd Quarter	0.050	5.15	4.50
	2nd Quarter	0.050	5.60	5.02
	1st Quarter	0.050	6.20	5.53

2006:	4th Quarter	$0.050	6.55	5.35
	3rd Quarter	0.050	5.61	5.25
	2nd Quarter	0.050	5.99	5.30
	1st Quarter	0.050	6.00	5.65

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets, cash distributions to partners are restricted unless the Partnership is in compliance with specified terms and conditions of the Credit Agreement, including restrictions on further indebtedness, sales of assets, and maintenance of certain financial ratios.  The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 except for minimum tangible net worth.  On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the Class A unit holders and all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2007, except for the restricted payment covenant, minimum tangible net worth covenant, and the debt coverage ratio covenant.  On March 14, 2008, the lender provided a waiver and amendment to the loan covenants for the year ended December 2007.  Effective March 14, 2008 the amended agreement reduces the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, establishes a quarterly covenant based upon EBITDA, allows for no restricted declaration and related payments in 2008, establishes a minimum tangible net worth of $39.0 million beginning December 31, 2008 and requires the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  (In thousands, except per pound and per unit data)

	2007	2006	2005	2004	2003
Financial:
Total revenue	$11,330	$17,072	$17,378	$13,665	$15,426
Net cash provided (used) by operating activities (1)	(3,942)	8,241	1,913	368	2,262
Income (loss) before taxes	(4,008)	904	900	(1,644)	111
Net income (loss)	(3,965)	804	771	(1,649)	69
Distributions declared	1,350	1,500	1,500	1,515	1,212
Total working capital	(199)	3,882	3,429	2,931	4,165
Total assets	50,788	53,963	58,046	58,438	60,069
Long-term debt, non current	800	1,200	1,600	2,034	2,468
Total partners’ capital	43,312	48,623	49,389	50,542	53,706
Cass A limited partners’ capital	43,297	48,612	49,308	50,037	53,169
Net cash flow as defined in the partnership agreement (2)	(2,437)	2,323	2,501	466	2,157

Operations:
Acres harvested	4,190	4,190	4,169	4,169	4,169
Macadamia nuts harvested (lbs.) (3)	19,894	21,194	21,707	18,933	21,196
Net price $/lb. (3)(4)	$0.4868	$0.6093	$0.5550	$0.4972	$0.4857

Per Class A Unit (5):
Net income (loss)	(0.53)	0.11	0.10	(0.22)	0.01
Net cash flow as defined in the partnership agreement (2)	(0.32)	0.31	0.33	0.06	0.28
Distributions	0.18	0.20	0.20	0.20	0.16
Partners’ capital	5.77	6.48	6.57	6.67	7.09

(1)          See “Statements of Cash Flows” in the consolidated financial statements for method of calculation.

(2)          See Footnote 5 in the notes to consolidated financial statements for method of calculation.

(3)          Wet-in-shell at 25% moisture.

(4)          Weighted average for all orchards for nuts sold (14.31 million pounds for the year ended December 31, 2007 were sold under the nut purchase agreements).

(5)          7,500,000 Class A Units were authorized, issued and outstanding for all periods presented.

Contractual obligations as of December 31, 2007 for the Partnership are detailed in the following:

		Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line-of-credit	$3,000,000	$3,000,000	$—	$—	$—
Long-term debt and interest	1,310,000	464,000	846,000	—	—
Operating leases	3,125,000	277,000	344,000	252,000	2,252,000
Total	$7,435,000	$3,741,000	$1,190,000	$252,000	$2,252,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                                                  CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Results of operations — 2007, 2006 and 2005

Owned-Orchard Segment - Production and Yields

Production and yield data for the nine orchards are summarized below (expressed in WIS pounds at 25% moisture):

			2007	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2007	2006	2005
Keaau I	June 1986	1,467	5,308,632	3,619	4,530	3,953
Keaau II	Oct. 1989	220	574,523	2,611	2,856	2,758
Keaau Lot 10	Sept. 1991	78	194,127	2,489	3,589	3,168
Ka’u I	June 1986	956	5,464,841	5,716	5,590	7,948
Ka’u Green Shoe I	Dec. 1986	266	1,901,545	7,149	7,461	6,399
Ka’u II	Oct. 1989	714	4,163,501	5,831	5,487	4,957
Ka’u O	May 2000	142	807,589	5,687	4,958	5,655
Ka’u 715/716	April 2006	21	129,054	6,145	5,138	—
Mauna Kea	Oct. 1989	326	1,350,278	4,142	4,852	4,327
Totals (except yields
which are averages)		4,190	19,894,090	4,748	5,058	5,207

The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Production in 2007 was 6.1% lower than 2006 and 8.8% lower than 2005.  Production in 2006 was 1.6% lower than 2005. Significant factors affecting the crop were as follows:

1.  The Ka’u region recorded above average rainfall in 2004.  The rainfall replenished the soil moisture and improved yields in the region for the spring of 2005.

2.  The maturation of the crop was delayed by the weather conditions which resulted in less production in the fall of 2004 and improved yields in the spring of 2005.

3.  The Ka’u region recorded below average rainfall in 2005.  The shortfall during the early spring to fall of 2005 reduced yields in the spring of 2006.  Above average rainfall from November 2005 through February 2006 contributed a positive effect on the fall 2006 production.

4.  Adequate rainfall during the spring and summer of 2006 provided for a return to normal production in the spring of 2007.  Good rainfall distribution between October 2006 and April 2007 had a positive effect on the fall 2007 nut production.

5.  A late and abbreviated flower season in the Keaau and Mauna Kea regions resulted in lower production in the fall of 2005 and the spring of 2006.  Cool night temperatures from November 2005 through May 2006 contributed to an early and extended flower/nut set season that had a positive effect on the fall 2006 production despite the occurrence of a light-moderate flower disease in March 2006.  The extended flowering period also contributed to above average production in the spring of 2007 at Keaau.  Flowers that normally bloom in mid-to-late December did not develop until early February 2007.  This late development had a negative impact on the fall 2007 nut production and will also affect the production in the spring of 2008.

6.  Nut delivery restrictions by Hamakua under agreement to contract process nut production into roasted kernels for the Partnership contributed to reduced harvesting activity and lower than expected nut production in the fall of 2007.

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yield per acre and the nut purchase price.  The following table presents the comparison of revenues for the years ended December 31, 2007 and 2006 (in 000’s except per pound information):

For the year

Ended December 31, 2007 and 2006

	Actual Contracts
	WIS @ 20%	WIS @ 20%	2007-2006
	SK/DIS @ 30%	SK/DIS @ 30%	Change
	2007	2006
Field pounds delivered	19,894	21,362	-7%
Pounds contract processed	(5,584)	—	—
Trash adjustment	(688)	(785)	+11%
Quality adjustment SK/DIS	(2,235)	(2,642)	+15%
Moisture adjustment WIS	(243)	(563)	+57%
Contract pounds delivered	11,144	17,372	-36%
Nut price ($/per pound)	$0.6251	$0.7433	-16%
Net nut sales	$6,966	$12,913	-46%
2006/2005 nut price adjustment	8	343
Kernel sales	577	—
Total nut sales	$7,551	$13,256	-47%

The following table presents the comparison of information to derive the Owned-Orchard Segment nut revenue using the 2005 contracts for all information therefore implied for 2007 and 2006 and actual for 2005.  The implied 2007 and 2006 is used so that the comparisons are presented on an equivalent basis (in 000’s except for per pound information):

				2007	2006
	Implied	Implied	Actual	vs	vs
	2007	2006	2005	2006	2005
Trees acres harvested	4,190	4,190	4,169	—	+1%
Average yield (WIS lbs./acre)	4,748	5,058	5,207	-6%	-3%
Nuts harvested (WIS lbs.)	19,894	21,194	21,707	-7%	-2%
Nuts contract processed	(5,584)	—	—	—	—
Nuts per nut purchase agreements	14,310	21,194	21,707	-33%	-2%
Nut price ($/WIS lbs. @ 25%)	0.4868	0.6093	0.5550	-20%	+10%
Gross nut sales	$6,966	$12,913	$12,048	-46%	+7%
Prior year nut price settlement	8	343	576	—
Kernel sales	577	—	—
2004 Mac Farms settlement	—	—	60
Recorded nut sales	$7,551	$13,256	$12,684

For comparison purposes 2007 and 2006 nuts per nut purchase agreements are shown in a manner that equates to the 2005 nut purchase agreements.  Thus, the pounds per the nut purchase agreements and the nut prices for 2007 and 2006 are not based upon the current nut purchase agreements but are based upon the 2005 nut purchase agreements criteria.  The 2007 and 2006 gross nut sales, prior year price settlement, kernel sales and recorded nut sales, are actual results.

The following table sets forth the manner in which the nut purchase price per pound was determined for 2005 ($/lb.).  This table does not include 2007 and 2006 as the contracts were renegotiated in 2006 and there is no available net-back component:

2005
USDA price - two years prior (a)	0.5391
USDA price — one year prior (a)	0.5769
USDA price — two year trailing average	0.5580

Gross revenues	2.1093
Less allocable processing, packaging,
marketing, sales and advertising costs	1.4268
Less 20% capital charge	0.1365
Net-back component	0.5460

USDA price — two year trailing average	0.5580
Net-back component	0.5460
Average of USDA two year trailing
average price and net-back component	0.5520
Plus Hawaii general excise tax (0.5%)	0.0028
Net purchase price (b) (c) (d) (e)	0.5548

(a)          Mauna Loa’s own purchases comprise a substantial portion of nut purchases reported to the USDA.  Therefore, the USDA price component of the purchase price is, to a substantial degree, the average price that Mauna Loa has paid to purchase macadamia nuts from the Partnership and from third parties during the previous two years.

(b)         The nut purchase price for the 1986 and 1989 orchards was the same for 1999 and all previous years.  With the change of ownership of Mauna Loa in 2000, a quality conversion factor in the nut purchase contracts was initiated.  The effect was to cause a slightly different price of $0.5542 in 2005.

(c)          The nut purchase contract covering nut production from the 78 acre Keaau Lot 10 orchard acquired in September 1991 defines the “two-year trailing average” provision slightly differently from the 1986 and 1989 nut purchase contracts, and thus results in a different nut price.  This was in effect for the first six months of 2003.  A new contract was negotiated with a fixed price for all nuts with unusables in a range of 10% to 13%.  The nut price for this orchard was $0.6000 in 2006 and 2005. This orchard accounts for less than 2% of the Partnership’s macadamia nut production.

(d)         The nut purchase contract for the Ka’u O orchards purchased in May 2000 uses only the two-year trailing USDA average to determine its nut price, which was $0.6912 in 2006 and $0.5610 in 2005.

(e)          Mauna Loa provided the final 2004 audited nut price to the Partnership resulting in an additional $576,000 paid in 2005.

(f)            Mauna Loa provided the final 2005 audited nut price to the Partnership resulting in an additional $343,000 paid in 2006.

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

The Partnership’s unit costs (expressed in dollars per WIS pound at 25% moisture) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2007	2006	2005
Keaau I	June 1986	0.6383	0.5646	0.5866
Keaau II	Oct. 1989	0.7136	0.6985	0.6501
Keaau Lot 10	Sept. 1991	0.5276	0.4095	0.3836
Ka’u I	June 1986	0.5969	0.5193	0.4289
Ka’u Green Shoe I	Dec. 1986	0.3192	0.3278	0.2769
Ka’u II	Oct. 1989	0.3872	0.4420	0.4112
Ka’u O	May 2000	0.3867	0.4829	0.4226
Ka’u 715/716	April 2006	0.2825	0.2952	—
Mauna Kea	Oct. 1989	0.6262	0.5649	0.7119

All Orchards		0.5316	0.5130	0.5062

Cost of goods sold was $1.6 million lower in 2007 than 2006, and cost of goods sold was $669,000 higher in 2006 than 2005 and $535,000 higher in 2005 than in 2004.  The cost per pound in 2007 was 3.6% higher than 2006, and the cost per pound in 2006 was 1.3% higher than 2005 and 10.5% higher in 2005 than 2004.  The lower production costs are not indicative of the actual production costs as 5.9 million field pounds were processed into kernel that was sold or owned by the Partnership, or owned by the Partnership as nut-in-shell.  Additionally, 1.3 million fewer field pounds were harvested in 2007 compared to 2006.  The absolute farming costs for 2007 were $294,000 lower (not including the cost of processing related to kernel production from WIS nuts) when compared to 2006 which was a result of lower cultivation, harvesting, rent and depreciation offset by higher crop and tree insurance costs.  The kernel and nut-in-shell are included as inventory at December 31, 2007.  The lower cost of goods in 2007 is a result fewer sold macadamia nuts compared to 2006.  The higher cost per pound in 2007 is a result of lower production, lower recovery under the terms of the nut purchase contracts and the write down to market of the inventory of kernel and nut-in-shell owned by the Partnership at December 31, 2007.  The inventory write down to the lower of cost or market was $945,000.  The higher production costs in 2006 were the results of higher harvesting costs, cultivation costs, land lease costs, and higher insurance costs offset by lower depreciation.  The higher production costs in 2005 were the results of higher harvesting and husking costs because of more pounds handled.  The lower production costs in 2004 compared to 2005 and 2006 were the result of lower harvesting costs, cultivation costs, land lease costs and insurance costs.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately twenty farming contracts (now seventeen contracts) to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee or fixed fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $3.8 million in 2007, $3.8 million in 2006, and $4.7 million in 2005. The 2007 farming service revenues were equivalent to 2006.  The 2006 farming service revenues were less than 2005 because of the termination of three farming contracts, the purchase of the macadamia orchard which previously had been farmed under contract and the timing of the harvest at the end of the year which resulted is harvesting occurring in the spring of 2007 for some of the orchards under contract. The 2005 farming service revenues were less than anticipated because of a windstorm which destroyed a large percentage of trees in three contract orchards.  Three farming service contracts terminated on December 31, 2005 which reduces the number of farming service contracts to about seventeen totaling about 2,039 acres.  The farming service revenue in 2005 for these three contracts was about $492,000 with management fees of about $70,000.  Additionally, the Partnership purchased about 21 acres which was under farming contract bringing the total acres under farming contract to about 2,008.  Approximately 150 acres of are year-to-year contracts, approximately 635 acres expire March 31, 2009, approximately 70 acres expire June 30, 2013, approximately 410 acres expire July 31, 2029, approximately 280 acres expire June 30, 2033 and approximately 470 acres expire September 30, 2080.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $3.4 million in 2007, $3.5 million in 2006 and $4.3 million in 2005.  These costs were all reimbursed to the Partnership.

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

General and administrative costs for 2007 were $719,000 higher than for 2006 which is attributed to increased legal and accounting costs related to the Partnership’s effort to acquire MacFarms, higher actuarial costs for intermittent pension costs, offset by lower Sarbanes-Oxley implementation costs.  General and administrative costs for 2006 were $247,000 higher than for 2005 which is attributed to increased legal costs attributable to the proxy statement for the 2006 special meeting and the potential acquisition of MacFarms and higher costs associated with Sarbanes-Oxley implementation.

Interest Income and Expense

The Partnership recorded interest expense of $179,000 in 2007, $204,000 in 2006, and $237,000 in 2005.  This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a revolving line of credit.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  Interest was earned in the amount of $49,000 in 2007, $17,000 in 2006 and $5,000 in 2005.

Other income of $13,000 was recorded in 2007 for a distribution from American AgCredit.  Other income of $206,000 was recorded in 2006 of which $169,000 was from crop insurance.  Other income of $151,000 was recorded in 2005 of which $147,000 was from crop insurance.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax (credit) expense was ($43,000) in 2007, $100,000 in 2006, and $129,000 in 2005.

Liquidity and Capital Resources

The Partnership incurred a net loss of $4.0 million and had negative cash flows from operations of $3.9 million during 2007 and had a working capital deficit of approximately $199,000 at December 31, 2007.  Net cash used by operations was $3.9 million in 2007 compared to net cash provided by operations of $8.2 million in 2006.  The significant decrease of $12.1 million is a result of the fewer pounds of nuts sold, a lower selling price per pound for the nuts sold, processing related to the production of kernel from WIS nuts, increase in inventory of kernel and nut-in-shell and associated costs, and costs for the attempted acquisition of MacFarms.  Net cash provided by operations was $8.2 million in 2006, an increase of approximately $6.3 million compared to 2005 which was a result of the payment terms of the nut purchase contracts changing from quarterly to 30 days from date of delivery.  Net cash provided by operations in 2005 was $1.9 million.

At December 31, 2007 the Partnership’s working capital was a negative $199,000 and its current ratio was 0.96 to 1, compared to $3.9 million and 2.54 to 1 in 2006.  In 2006 the Partnership’s working capital was $3.9 million and its current ratio 2.54 to 1, compared to $3.4 million and 1.59 to 1 in 2005.  In 2005 the Partnership’s working capital was $3.4 million and its current ratio was 1.59 to 1, compared to $2.9 million and 1.63 to 1 in 2004.  In 2007 the decrease in working capital compared to 2006 was the result of higher costs of goods, lower revenue, higher general and administrative costs, and lower other income offset by higher interest income, and lower income tax.  In 2006 the increase in working capital compared to 2005 was the result of lower cost of goods sold, interest expense, income taxes, higher interest income and other income offset by higher general and administrative costs.  In 2005 the increase in working capital compared to 2004 was result of higher revenue and lower general and administrative costs.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 except for minimum tangible net worth.  On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2007 except for the restricted payment covenant, minimum tangible net worth covenant, and the debt coverage ratio covenant.  On March 14, 2008, the lender provided a waiver and amendment to the loan covenants for the year ended December 2007.  Effective March 14, 2008 the amended agreement reduces the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, establishes a quarterly covenant based upon EBITDA, prohibits declaration and payment of further restricted payments in 2008, establishes a minimum tangible net worth of $39.0 million effective December 31, 2008 and requires the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.

Capital expenditures in 2007, 2006 and 2005 were $226,000, $509,000, and $83,000, respectively.  The decrease in 2007 was attributed to the increase in farming equipment, computers and roofs offset by no land purchase in 2007.  The increase in 2006 was attributed to the purchase of 21 tree acres of macadamia orchards for $440,000, computers, a vehicle and upgrades to operating machinery.  The decrease in 2005 was the result of fewer computer purchases and modifications to farming equipment than 2004.  Capital expenditures planned for 2008 are about $500,000 and are expected to be financed by way of new equipment leases, either capital or operating leases.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires May 1, 2008.  At December 31, 2007 the Partnership had a cash balance of $283,000 and line of credit drawings outstanding of $3.0 million.  At December 31, 2006 the Partnership had a cash balance of $3,351,000 and no line of credit drawings outstanding.  At December 31, 2005 the Partnership had a cash balance of $378,000 and line of credit drawings outstanding of $2,900,000.

As a Limited Partnership, we expect to pay regular cash distributions to the Partnership’s unit holders if the cash flow from operations, as defined in the Management Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management.  These cash distributions are expected to be paid from operating cash flow and / or other resources.  The Partnership has declared and paid cash distributions for 87 consecutive quarters.  In December, 2007, the Partnership declared a distribution of $0.03 per Class A unit (a total of $225,000), which was paid February 15, 2008 to the unit holders of record as of December 31, 2007.  The March 14, 2008 amended and restated credit agreement prohibits the Partnership from declaring and paying further distributions in 2008.

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

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the Partnership’s more significant judgments and estimates used in the preparation of the Partnership’s consolidated financial statements.  The preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation.  The Partnership states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis.  These estimates are based on the information that is currently available to the Partnership and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results could materially differ from those estimates.

The Partnership believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of it consolidated financial statements:

The Partnership maintains an accrual for workers’ compensation claims to the extent that the Partnership’s current insurance policies will not cover such claims.  This accrual is included in other accrued liabilities in the accompanying consolidated balance sheets.  Management determines the adequacy of the accrual by periodically evaluating the historical experience and projected trends related to outstanding and potential workers’ compensation claims.  If such information indicates that the accrual is over or understated, the Partnership will adjust the assumptions utilized in the methodologies and reduce or provide for additional accrual as appropriate.

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

The Partnership reviews the inventory held at year end and values it based the lower of average cost or market, which resulted in a write down of inventory of $945,000 in 2007 which was charged to cost of goods sold.  Inventory was not written down in 2006 and 2005.

The Partnership recognizes revenue under all of its fixed price contracts using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements.  Additional information can be found in section (c) under the heading Nut Purchase Contracts on page 3.

Legal Proceedings

On November 1, 2007, the Partnership received two “Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission” (EEOC) for charge of discrimination filed by two H-2A workers who were employed by Global Horizons, Inc., an unrelated third party labor contractor used by the Partnership.  The charge alleges that the claimants had been harassed, subjected to different terms and conditions of employment and intimidated in all aspects of employment with Global Horizons, Inc., due to their national origin.  The charge does not indicate the Partnership’s involvement in the discrimination.  It is management’s opinion, based upon consultation with counsel that the charge is without merit.  On December 28, 2007, the Partnership responded to the EEOC with a written request to dismiss the charges.  As of March 19, 2008, the Partnership had not received a response to the Partnership’s request for dismissal.  The Partnership had contracted with Global Horizons, Inc., to provide temporary alien agricultural workers to supplement hand harvesters during the peak harvest season.  Global Horizons, Inc. provided contract workers for two harvest seasons, during the periods from November 1, 2005 through January 24, 2006 and September 26, 2006 through February 28, 2007.

On January 30, 2008, the Partnership filed a complaint in the Circuit Court for the Third Circuit, State of Hawaii against Hamakua, alleging breach of its nut purchase contract which provided for the annual sale of approximately 6.0 million WIS pounds of macadamia nuts to Hamakua from 2007 through 2008, 4.0 million WIS pounds from 2009 through 2010, and 2.0 million WIS pounds from 2011 through 2012, inclusive.  The suit alleges that Hamakua failed to process approximately 3 million WIS pounds in 2007 and seeks damages in excess of $1.2 million dollars as a result of such 2007 breach.  The suit further alleges that Hamakua failed to deliver the entire kernel it was supposed to deliver from nuts the Partnership delivered to Hamakua.  Lastly, the suit alleges that Hamakua has refused to purchase nuts in the years 2008 through 2012 as required by the Nut Purchase Contract and requests the Court to compel Hamakua to perform the contract and purchase the Partnership’s nuts delivered pursuant to the contract or, in the alternative, pay damages according to evidence to be submitted to the court.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rates on the Partnership’s Credit Agreement, which are based on LIBOR (Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate), are adjusted periodically based on the Partnership’s election to fix interest rates for periods ranging from between three months and five years.  As of December 31, 2007, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $8,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for two of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first half of 2007 there was a decrease in global macadamia prices. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound at 20% WIS and 30% SK/DIS.  The market price nut purchase contracts for the second half of 2007 reflected a decrease in kernel price of $0.75, resulting in a price decrease of $0.114 per WIS pound on deliveries under these contracts.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, partners’ capital, and cash flows, present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary (the “Partnership”) at December 31, 2007, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The consolidated balance sheet of the Partnership as of December 31, 2006 and the related consolidated statements of income, partners’ capital and cash flows for each of the two years then ended were audited by another independent registered public accounting firm, whose report dated April 16, 2007, except as to the disclosure regarding the Partnership’s debt covenant violation and waiver included in Note 7, which is as of November 9, 2007, expressed an unqualified opinion on those statements.

/s/ Accuity LLP

Honolulu, Hawaii

March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, partners’ capital, and cash flows, present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary (the “Partnership”) at December 31, 2006, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Honolulu, Hawaii

April 16, 2007, except as to the disclosure regarding the Partnership’s debt covenant violation and waiver included in Note 7, which is as of November 9, 2007

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$283	$3,351
Accounts receivable	2,275	2,688
Inventory of kernel	1,024	—
Inventory of nuts	946	—
Inventory of farming supplies	234	272
Other current assets	172	98
Total current assets	4,934	6,409
Land, orchards and equipment, net	45,540	47,232
Goodwill	306	306
Intangible assets, net	8	16
Total assets	$50,788	$53,963

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$400
Short-term borrowings	3,000	—
Accounts payable	631	406
Cash distributions payable	225	375
Accrued payroll and benefits	804	858
Other current liabilities	73	488
Total current liabilities	5,133	2,527
Non-current benefits	374	405
Long-term debt	800	1,200
Deferred income tax liability	1,169	1,208
Total liabilities	7,476	5,340
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,297	48,612
Accumulated other comprehensive loss	(66)	(70)
Total partners’ capital	43,312	48,623
Total liabilities and partners’ capital	$50,788	$53,963

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements

(in thousands, except per unit data)

	2007	2006	2005
Macadamia nut sales	$7,551	$13,256	$12,684
Contract farming revenue	3,779	3,816	4,694
Total revenues	11,330	17,072	17,378
Cost of goods and services sold
Costs of macadamia nut sales	9,231	10,871	10,202
Costs of contract farming services	3,429	3,474	4,274
Total cost of goods and services sold	12,660	14,345	14,476
Gross income (loss)	(1,330)	2,727	2,902
General and administrative expenses
Legal fees - related party	—	196	32
Other	2,561	1,646	1,563
Total general and administrative expenses	2,561	1,842	1,595
Extinguishment of management agreement	—	—	(326)
Operating income (loss)	(3,891)	885	981
Interest expense	(179)	(204)	(237)
Interest income	49	17	5
Other income	13	206	151
Income (loss) before tax	(4,008)	904	900
Income tax credit (expense)	43	(100)	(129)
Net income (loss)	$(3,965)	$804	$771

Net cash flow (as defined in the Partnership Agreement)	$(2,437)	$2,323	$2,501

Net income (loss) per Class A Unit	$(0.53)	$0.11	$0.10

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$(0.32)	$0.31	$0.33

Cash distributions per Class A Unit	$0.18	$0.20	$0.20

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	2007	2006	2005

Partners’ capital at beginning of period:
General partner	$81	$81	$505
Class A limited partners	48,612	49,308	50,037
Accumulated other comprehensive loss
Change in pension and severance obligations	(70)	—	—
	48,623	49,389	50,542

Acquisition of ML Resources, Inc.	—	—	(424)
	—	—	(424)

Allocation of net income (loss):
General partner	—	—	—
Class A limited partners	(3,965)	804	771
	(3,965)	804	771

Cash distributions paid and / or declared:
General partner	—	—	—
Class A limited partners	1,350	1,500	1,500
	1,350	1,500	1,500

Accumulated other comprehensive loss
Pension and severance obligations	4	(70)	—
	4	(70)	—

Partners’ capital at end of period:
General partner	81	81	81
Class A limited partners	43,297	48,612	49,308
Accumulated other comprehensive loss	(66)	(70)	—
	$43,312	$48,623	$49,389

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Cash received for goods and services	$11,756	$23,001	$16,795
Cash paid to suppliers and employees	(15,580)	(14,463)	(14,568)
Income tax paid	4	(118)	(82)
Interest received	49	17	5
Interest paid	(171)	(196)	(237)
Net cash provided by (used in) operating activities	(3,942)	8,241	1,913

Cash flows from investing activities:
Proceeds from sale of equipment	—	75	14
Capital expenditures	(226)	(509)	(83)
Net cash used in investing activities	(226)	(434)	(69)

Cash flows from financing activities:
Proceeds from drawings on line of credit	4,000	5,800	8,800
Repayment of long term debt	(400)	(400)	(400)
Repayment of line of credit	(1,000)	(8,700)	(8,100)
Acquisition of general partner’s units	—	—	(424)
Capital lease payments	—	(34)	(35)
Cash distributions paid	(1,500)	(1,500)	(1,503)
Net cash provided by (used in) financing activities	1,100	(4,834)	(1,662)

Net increase (decrease) in cash	(3,068)	2,973	182
Cash and cash equivalents at beginning of period	3,351	378	196
Cash and cash equivalents at end of period	$283	$3,351	$378

Reconciliation of net income (loss) to net cash
Provided by (used in) operating activities:
Net income (loss)	$(3,965)	$804	$771
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,926	1,953	2,165
Inventory write-off	945	—	—
Gain on sale of capital assets	—	(21)	—
(Increase) decrease in accounts receivable	413	5,745	(1,341)
Deferred income tax expense (credit)	(39)	(19)	20
Increase in inventories	(2,877)	(2)	(125)
(Increase) decrease in other current assets	(74)	80	(25)
Increase in other assets	—	—	(32)
Increase (decrease) in accounts payable	225	(364)	32
Increase (decrease) in accrued payroll	(50)	(106)	62
Increase (decrease) in current liabilities	(415)	72	386
Increase (decrease) in non-current benefits payable	(31)	99	—
Total adjustments	23	7,437	1,142
Net cash provided by (used in) operating activities	$(3,942)	$8,241	$1,913

Supplemental schedule of noncash financing activities Distributions declared but not paid	$225	$375	$375

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Notes to Consolidated Financial Statements

(1) OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the “Partnership”) owns and farms 4,190 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to other entities in Hawaii, which process the nuts and market the finished products.  The Partnership farms approximately 2,008 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

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

Liquidity.  The Partnership incurred a net loss of $4.0 million and had negative cash flows from operations of $3.9 million during 2007 and had a working capital deficit of approximately $199,000 at December 31, 2007.  The adverse financial results for 2007 were due to a significant decrease in market prices for macadamia nuts in Hawaii, nonperformance by a customer on a nut purchase contract, and acquisition costs related to the attempted acquisition of Mac Farms of Hawaii LLC.  Management believes that the events that transpired during 2007 were anomalies and has taken steps to implement various initiatives, including plans to vertically integrate the business, suspension of cash distributions to the unit holder, pursuit of legal action related to non-performing contracts, and cost-cutting measures to improve the Partnership’s financial condition and operations going forward.  The Partnership has access to working capital through its line of credit and other borrowing opportunities, if necessary.  However, management feels that the Partnership will be able to generate sufficient cash flows from operations to meet current obligations and debt service requirements.  The Partnership is working with its lender on a new credit facility and believes that with the collateral available a new credit facility can be arranged.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Cash Equivalents.  Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months.  The cash equivalents are not protected by federal deposit insurance.

(b)  Allowance for Doubtful Accounts.  The Partnership reviews the accounts receivable to determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates.  If customer payment timeframes were to deteriorate, allowances for doubtful accounts would be required.  There were no allowance for doubtful accounts at December 31, 2007 and 2006.

(c)  Financial Instruments.  The fair value of the line of credit and a portion of the long-term financial instruments is approximately the carrying value as they have variable interest rates.  The remaining portion of the long-term financial instrument has a fixed rate and the fair value compared to carrying value is disclosed.

(d)  Consolidation.  The consolidated financial statements include the accounts of the Partnership and ML Resources, Inc.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(e) Farming Costs. The Partnership considers each orchard to be a separate cost center, which includes the depreciation/amortization of capitalized costs associated with each orchard’s acquisition and /or development and maintenance and harvesting costs directly attributable to each orchard.  In accordance with industry practice in Hawaii, orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

However, the timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on a standard cost system.  For interim financial reporting purposes, farming costs are recognized as expense based on a standard cost to produce a pound of macadamia nuts.  Management calculates a standard cost per pound for each orchard based on the estimated annual costs to farm each orchard and anticipated annual production from each orchard.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each orchard’s standard cost by actual production from that orchard.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking mid-way through the third quarter, since nut production is lowest during the first and second quarters of the year.  Deferred farming costs are expensed over the remainder of the year since nut production is highest at the end of the third quarter through year end.

Management evaluates the validity of each orchard’s standard cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

(f)  Inventory

      Supply Inventory.  Supplies inventory is relieved on an average cost basis to cost of farming expense as used.

      Nut and Kernel Inventory.  Nut and kernel inventory is relieved on an average cost basis to cost of goods sold as the product is sold.  Nut and kernel inventory is recorded at the lower of cost or market, valued at December 31, 2007 at $946,000 and $1,024,000, respectively.  There was no nut or kernel inventory in 2006 or 2005.  Inventory was written down to market in 2007 in the amount of $945,000.  This amount is reflected in costs of goods sold.  If the market for the Partnership’s inventory was to decline the Partnership would have to sell at a price lower than the current market price and if no buyers were available the inventory could become unsalable and have to be disposed.

(g)  Land, Orchards and Equipment.  Land, orchards and equipment are reported at cost, net of accumulated depreciation and amortization.  Net farming costs for any “developing” orchards are capitalized on the consolidated balance sheets until revenues from that orchard exceed expenses for that orchard (or nine years after planting, if earlier).  Developing orchards historically do not reach commercial viability until about 12 years of age.

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

(h)  Goodwill and Other Intangible Assets

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

(i)  General Excise Taxes.  The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the years ended December 31, 2007, 2006 and 2005, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $72,000, $88,000 and $21,000, respectively.

(j) Income Taxes.  The accompanying income statements do not include a provision for corporate income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners.  Neither the Partnership’s financial reporting income nor the cash distributions to unit holders can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners.

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

(k) Revenue.  Macadamia nut sales are recognized when nuts are delivered to the buyer.  Contract           farming revenue and administrative services revenues are recognized in the period that such services are completed, that is upon the incurrence of direct labor or equipment hours incurred on behalf of an orchard owner.  The Partnership is paid for its services based upon a “time and materials” basis plus a percentage fee or fixed fee based upon each farming contract’s terms. Contract farming includes the regular maintenance of the owners’ orchards as well as harvesting of their nuts.  The Partnership provides these services on a continuing basis throughout the year.

(l)  Pension Benefit and Intermittent Severance Costs.  The actuarial method used for financial accounting purposes is the projected unit credit method.

(m)  Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

(n) Net Consolidated Income (Loss) Per Class A Unit.  In 2007, 2006 and 2005 consolidated net income (loss) per Class A Unit is calculated by dividing 100% of Partnership’s consolidated net income (loss) by the average number of Class A Units outstanding for the period.

(o)  Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unitholder sources.  Accumulated other comprehensive loss consists of deferred pension and intermittent severance gains or losses.  At December 31, 2007 and 2006, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Loss in the amount of $66,000 and $70,000, respectively, in deferred pension and intermittent severance loss.

(p)  Reclassifications.  Certain balances have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net income previously reported.

(q)  Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value.  This pronouncement is effective for fiscal years beginning after November 15, 2008 and is required to be adopted by the Partnership in its first quarter of fiscal 2009.  The Partnership has not determined the impact, if any, the adoption of SFAS No. 157, will have on its financial position and results of operations, but does not believe that the impact will be material.

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

(a)  Nut Purchase Contracts. The Partnership has four nut purchase contracts with: Mauna Loa, MacFarms, Hamakua and Island Princess, as detailed in the following paragraphs.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million field pounds, effective January 1, 2006 and expiring December 31, 2011.  The contract provides for a nut price of $0.74 per wet-in-shell (“WIS”) pound in 2006 and $0.75 per WIS pound in 2007 at 20% moisture and 30% saleable kernel (“SK”)/dry-in-shell (“DIS”).  The purchase price will increase annually by $0.01 per WIS pound, except 2008, until it reaches $0.78 per WIS pound in 2011.

On December 16, 2004, a nut purchase contract with Hamakua for the annual delivery of 6.0 million field pounds, effective January 1, 2007, and  with 2.0 million field pounds expiring December 31, 2008, December 31, 2010, and December 31, 2012, respectively. The contract provides for a minimum price of $0.75 per WIS pound and a maximum price of $0.95 per WIS pound at 20% moisture and 30% SK/DIS. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process nuts-in-shell into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  The contract continues to require that Hamakua purchase approximately 6.0 million field pounds of nuts in 2008, approximately 4.0 million field pounds of nuts in the years 2009-2010, and 2.0 million field pounds of nuts in the years 2011-2012.

On January 5, 2006, the Partnership executed a contract with Island Princess for the annual delivery of approximately 2.2 million field pounds, effective January 1, 2007 and expiring on December 31, 2011.  The nut price is determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 was $0.608 and July — December 2007 was $0.494 per WIS pound at 20% moisture and 30% SK/DIS recovery.  The effective price for January — June 2008 is $0.494 and July — December 2008 is $0.55, at 20% moisture and 30% SK/DIS recovery.

On January 6, 2006, the Partnership executed a contract with MacFarms for the annual delivery of between 5.0 and 6.0 million field pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 was $0.608 and July — December 2007 was $0.494, at 20% moisture and 30% SK/DIS recovery.  The effective price for January — June 2008 is $0.494 and July — December 2008 is $0.55, at 20% moisture and 30% SK/DIS recovery.  In connection with the orchard purchased from J.W.A. Buyers in April 2006, the Partnership agreed to sell approximately 100,000 field pounds harvested from the orchard to MacFarms for $0.98 per WIS pound at 20% moisture and 30% SK/DIS recovery.  This agreement expired on January 6, 2007.

(b)  Husking Activities   Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  Payments or reimbursements made to Mauna Loa were $453,000 in 2007, $559,000 in 2006 and $603,000 in 2005 for husking as the contracts agree that the Partnership will deliver husked nuts.

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

The Partnership accounted for the $1.2 million in stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard.  As a result, the payments will be reflected in the Partnership’s net consolidated income (loss) ratably through 2019 as a reduction to depreciation for this orchard.

In return, the Partnership is obligated to pay KACI 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay KACI 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due for 2007.  Additional rent of $62,000 was due for 2006 and no additional rent was due in 2005.

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

The Partnership accounted for the $13.8 million received in cash flow warranty payments as reductions in the cost basis of the orchards.  As a result, these payments will be reflected in the Partnership’s net consolidated income (loss) ratably through 2030 as reductions to depreciation for these orchards.

(2)  The farming segment’s revenues are based on long-term farming contracts which generate a farming profit based on a percentage of farming cost or based on a fixed fee per acre and tend to be less variable than revenues from the owned-orchard segment.

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the years ended December 31, 2007, 2006 and 2005.

Segment Reporting for the Year ended December 31, 2007 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$7,551	$10,492	$(6,713)	$11,330
Composition of Intersegment revenues	—	6,713	—	6,713
Operating income (loss)	(4,407)	516	—	(3,891)
Depreciation expense	1,801	119	—	1,920
Segment assets	44,306	6,482	—	50,788
Expenditures for property and equipment	152	74	—	226

Segment Reporting for the Year ended December 31, 2006 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$13,256	$14,533	$(10,717)	$17,072
Composition of Intersegment revenues	—	10,717	—	10,717
Operating income	222	663	—	885
Depreciation expense	1,737	216	—	1,953
Segment assets	48,731	5,232	—	53,963
Expenditures for property and equipment	479	30	—	509

Segment Reporting for the Year ended December 31, 2005 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$12,684	$12,131	$(7,437)	$17,378
Composition of Intersegment revenues	—	7,437	—	7,437
Operating income	377	604	—	981
Depreciation expense	1,949	216	—	2,165
Segment assets	52,206	5,840	—	58,046
Expenditures for property and equipment	51	32	—	83

(4) RELATED PARTY TRANSACTIONS

(a) Management Costs and Fee.  On January 6, 2005 the Partnership purchased the stock of its managing partner, MLR. As a result of the transaction, MLR’s operations have been included in the Partnership’s consolidated financial statements beginning with the first quarter of 2005.  The Partnership Agreement provides the managing general partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership’s operating cash flow (as defined).  The management fee was eliminated in consolidation in 2007, 2006 and 2005.

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2007, 2006 and 2005.

(b) Legal Services.  The Partnership paid $442,000, $196,000, and $134,000 in legal fees in 2007, 2006 and 2005, respectively.  A former Director of the Partnership is a former partner and currently of counsel to one of the law firms used by the Partnership.  The Partnership paid said law firm $196,000 in 2006 and $32,000 of the $134,000 in 2005.

(c) Management Services Contract.  The Partnership provides administrative services to D. Buyers Enterprises, LLC (“DBE”) for which it was compensated $100,000, $103,000 and $102,000 in 2007, 2006 and 2005, respectively.  DBE owned the stock of the Partnership’s general partner until January 2005.

(d) Office Lease.  Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff from DBE, which was the owner of the General Partner until January 2005.   The lease amount was $90,000 in 2007, 2006 and 2005.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2007	2006	2005
Gross revenues (including interest and other income)	$11,392	$17,295	$17,534
Less:
Farming costs	10,740	12,391	12,311
Administrative costs	2,553	1,842	1,595
Extinguishment of management agreement	—	—	326
Income tax (credit) expense	(43)	100	129
Payments of principal and interest	579	639	672
Net cash flow (as defined in the Partnership Agreement)	$(2,437)	$2,323	$2,501

All of net cash flow in 2007, 2006 and 2005 was allocated to Class A Units. This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit.  No management fee was recorded in 2007, 2006 and 2005 as the Partnership purchased the stock of the managing partner MLR in January 2005 and the management fee was eliminated in consolidation.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2007 and 2006 (000’s):

	2007	2006
Land	$8,255	$8,255
Improvements	1,953	1,850
Machinery and equipment	4,361	4,266
Irrigation well and equipment	1,184	1,184
Producing orchards	67,631	67,631
Capital leases	161	161
Land, orchards and equipment (gross)	83,545	83,347
Less accumulated depreciation and amortization	38,005	36,115
Land, orchards and equipment (net)	$45,540	$47,232

Deprecation expense was recorded for $1.9 million, $2.0 million and $2.2 million for 2007, 2006 and 2005, respectively. The Partnership’s interest in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2007 and 2006, the Partnership’s long-term debt comprises (000’s):

	2007	2006
Term debt	$1,200	$1,600

Current portion	400	400

Long-term debt	$800	$1,200

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

There were $3.0 million in drawings on the line of credit as of December 31, 2007, with interest at 7.25% and no drawings outstanding at December 31, 2006.

At December 31, 2007, the outstanding balance on the promissory note amounted to $1.2 million.  The note is scheduled to mature in 2010 and bears interest at rates ranging from 6.37% to 7.50%.  Principal payments are due annually on May 2 in the amount of $400,000.

The estimated fair values of the Partnership’s financial instrument has been determined by estimated market price of 7.00% in 2006 and 7.00% in 2007 using a life equal to that remaining on the current financial instrument.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$1,200	$1,119	$1,600	$1,312

Of the total $1.2 million in 2007 the long-term debt of $510,000 has a fixed interest rate for one-third of a year.  The $690,000 and $920,000 in 2007 and 2006, respectively, have interest rates that are fixed over the remaining life of the debt.

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

4.               Minimum tangible net worth of $49.9 million (reduced by the amount of allowed cash distributions over net consolidated income (loss)).

5.               Maximum ratio of funded debt to capitalization of 20%.

6.               Minimum debt coverage ratio of 2.5 to 1.

At December 31, 2007, the Partnership’s working capital was negative $199,000 and its current ratio was 0.96 to 1.  At December 31, 2006, the Partnership’s working capital was $3.9 million and its current ratio 2.54 to 1.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 except for minimum tangible net worth.  On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2007 except for the restricted payment covenant, minimum tangible net worth covenant, and the debt coverage ratio covenant.  On March 14, 2008, the lender provided a waiver and amendment to the loan covenants for the year ended December 2007.  Effective March 14, 2008 the amended agreement reduces the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, establishes a quarterly covenant based upon EBITDA, prohibits the declaration and paying of further restricted payments in 2008, establishes a minimum tangible net worth of $39.0 million effective December 31, 2008 and requires the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.

Capital and Operating Leases. The Partnership had no capital leases as of December 31, 2007 and December 31, 2006. The Partnership has operating leases for equipment and land.

Land Leases. The partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases which expire through dates ending 2045.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $24,000 in 2007, $115,000 in 2006 and $19,000 in 2005.  Total lease rent for all land operating leases was $161,000 in 2007, $256,000 in 2006 and $147,000 in 2005.

Equipment Operating Leases.  The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester.  The operating lease terms range from three to five years.  The operating lease cost was $217,000, $206,000 and $249,000 in 2007, 2006 and 2005, respectively.

Contractual obligations as of December 31, 2007 for the Partnership are detailed in the following table (000’s):

Contractual Obligations	Total	2008	2009	2010	2011	2012	Remaining
Line-of-credit	$3,000	$3,000	$—	$—	$—	$—	$—
Long-term debt and interest	1,310	464	437	409	—	—	—
Operating leases	3,125	277	191	153	126	126	2,252
Total	$7,435	$3,741	$628	$562	$126	$126	$2,252

(8) GROSS INCOME TAXES

The components of gross income tax expense (credit) for the years ended December 31, 2007, 2006 and 2005 were as follows (000’s):

	2007	2006	2005
Currently payable	$(5)	$119	$109
Deferred	(38)	(19)	20
	$(43)	$100	$129

The provision (credit) for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2007, 2006 and 2005.

The components of the net deferred tax liability reported on the consolidated balance sheets as of December 31, 2007 and 2006 are as follows (000’s):

	2007	2006
Deferred tax assets:
Intangible assets	$115	$115
Inventory	27	26
Gross deferred tax assets	142	141
Deferred tax liabilities:
Land, orchards, and equipment	(1,304)	(1,345)
Other	(7)	(4)
Gross deferred tax liabilities	(1,311)	(1,349)
Net deferred tax liabilities	$(1,169)	$(1,208)

(9) PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2007, 2006, 2005 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2007, 2006, 2005 (000’s):

	2007	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$490	$518	$411
Service cost	60	59	57
Interest cost	28	28	23
Actuarial (gain) loss	(33)	(80)	35
Benefits paid	(16)	(35)	(8)

Projected benefit obligation at end of year	529	490	518

Change in plan assets:
Fair value of plan assets at beginning of year	422	258	205
Actual return (loss) on plan assets	(1)	31	10
Employer contribution	100	168	51
Benefits paid	(16)	(35)	(8)
Fair value of plan assets at end of year	505	422	258
Funded status	(24)	(68)	(261)
Unrecognized prior service cost	—	—	62
Unrecognized net actuarial loss	—	—	89
Amount recognized in consolidated balance sheets	$(24)	$(68)	$(110)

Amounts recognized in the consolidated balance sheets consist of:

Accrued pension liability (current)	(24)	(68)	(152)
Intangible asset	—	—	42
Net amount recognized	$(24)	$(68)	$(110)

The amounts recognized in accumulated other comprehensive loss at December 31, 2007 and 2006 were as follows (000’s):

	2007	2006
Net actuarial (gain) loss	$4	$(4)
Prior service cost	49	56
	$53	$52

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2008 is $8,000.

Prior to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R, the plan was over funded by $7,000.

The computation of the prepaid pension obligation at December 31, 2007 and required minimum liability and additional minimum liability at December 31, 2006 are shown below (000’s):

	2007	2006
Accumulated benefit obligation	$(489)	$(415)
Fair value of plan assets	505	422
Required prepaid pension obligation (minimum liability)	$16	$7
Liability recognized for accrued benefit costs	—	—
Prepaid pension obligation (additional minimum liability)	$16	$7

The components of net periodic pension cost for the years ended December 31, 2007, 2006 and 2005 were as follows (000’s):

	2007	2006	2005
Service cost	$60	$59	$57
Interest cost	28	28	23
Expected return on plan assets	(40)	(23)	(19)
Amortization of net actuarial loss and prior service cost	7	9	7
Net periodic pension cost	$55	$73	$68

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2007, 2006 and 2005 and the net periodic pension cost for the years then ended are as follows:

	2007	2006	2005
Pension benefit obligation:
Discount rate	6.00%	5.90%	5.50%
Compensation increases	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	6.00%	5.90%	5.75%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	8.50%	8.50%	8.50%

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

The plan’s asset allocation percentages at December 31, 2007 and 2006 were as follows:

	2007	2006
Pooled fixed income funds	21.00%	23.00%
Money market funds	18.00%	10.00%
Stock mutual funds	61.00%	67.00%
Total	100.00%	100.00%

The Partnership expects to contribute approximately $100,000 to the plan in 2008.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,

2008	$12,809
2009	13,803
2010	19,115
2011	19,519
2012	27,833
2013-2017	199,882

(10)  UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

The Partnership provides a severance plan, since the acquisition of the farming operations on May 1, 2000, that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining union agreement.  The severance plan provides for the payment of 8 days of pay for each year worked (upon the completion of 3 years of continuous serve) if the employee becomes physically or mentally incapacitated, is part of a Partnership mass layoff, or reaches the age of 60 and is terminated or voluntarily terminates.  The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2007, 2006 and 2005 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2007, 2006 and 2005 (000’s).

Change in Severance Obligation	2007	2006	2005

Severance obligation at beginning of year	$335	$376	$384
Service cost	18	23	24
Interest cost	19	20	21
Actuarial gain	(5)	(36)	(14)
Benefits paid	(62)	(48)	(39)
Severance obligation at end of year	$305	$335	$376

Change in Plan Assets	2007	2006	2005

Fair value of plan assets at beginning of year	$0	$0	$0
Employer contributions	62	48	39
Benefits paid	(62)	(48)	(39)
Fair value of plan assets at end of year	$0	$0	$0

Funded Status

Benefit obligation	($305)	($335)	($376)
Unrecognized net actuarial gain	13	18	55
Accrued benefit cost	($292)	($317)	($321)

Components of Net Periodic Cost

Service cost	$18	$23	$24
Interest cost	19	20	21
Recognized net loss	—	1	3
Net periodic cost	$37	$44	$48

Reconciliation of Severance Liability

(a) Accrued severance beginning of year	($317)	($321)	($312)
(b) Contributions during fiscal year	62	48	39
(c) Net periodic pension cost	(37)	(44)	(48)
(d) Accrued severance cost at end of year	($292)	($317)	($321)

Weighted Average Assumptions

Discount rate	6.53%	5.87%	5.78%
Expected return on plan assets	0.00%	0.00%	0.00%
Rate of compensation increase	1.65%	1.65%	1.65%

The amounts recognized in accumulated other comprehensive loss at December 31, 2007 and 2006 were as follows (000’s):

	2007	2006
Net actuarial loss	$13	$18

There will be no estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2008.

As discussed in Note 14, the Partnership initially recorded its liability for the severance plan in 2006 following its determination that such obligation had not properly been accounted for as part of prior purchase price allocations.  The Partnership has provided disclosures for those years for comparative purposes.  As disclosed above, benefit costs in 2004 and 2005 did not differ materially form contribution amounts expensed in such years.

(11)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up an amount not to exceed the employee’s covered compensation for the plan year reduced by required withholdings, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2007, 2006 and 2005, Partnership matching contributions were $34,000, $32,000 and $29,000, respectively.

(12)  SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2007, 2006, and 2005 Partnership contributions were $115,000, $106,000 and $96,000, respectively.

(13) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2007, 2006, and 2005 (000’s omitted except per unit data):

		Gross Income	Net Income	Net Income (Loss)
	Revenues	(Loss)	(Loss)	per Class A Unit
2007
1st Quarter	$3,365	$790	$346	$0.05
2nd Quarter	1,225	100	(356)	(0.05)
3rd Quarter	2,776	499	(436)	(0.06)
4th Quarter	3,964	(2,719)	(3,519)	(0.47)

2006
1st Quarter	$1,523	$272	$(100)	$(0.01)
2nd Quarter	1,288	444	(27)	0.00
3rd Quarter	5,487	437	85	0.01
4th Quarter	8,774	1,574	846	0.11

2005
1st Quarter	$3,056	$627	$(27)	$0.00
2nd Quarter	1,501	218	26	0.00
3rd Quarter	3,737	608	118	0.02
4th Quarter	9,084	1,449	654	0.09

(14)  CBCL ACQUISITION ADJUSTMENTS

During 2006, the Partnership concluded it should have recorded certain employee severance and vacation benefits in connection with its allocation of the purchase price of the macadamia farming operation from CBCL on May 1, 2000.  The Partnership has re-evaluated and revised the original purchase price allocation and accordingly has recorded in 2006, goodwill of $306,000 and a corresponding liability for the fair value of such benefits as of the acquisition date.  The changes in the liability for the period from May 1, 2000 to December 31, 2005 of $159,000 have been included in the 2006 consolidated statement of income.  Prior year consolidated financial statements were not materially impacted by this matter.

(15)          CONCENTRATION RISKS

Market and customers.  A decline in worldwide macadamia nut prices would adversely affect the price paid under the nut purchase contracts with Mac Farms and Island Princess, as the contract price is determined based upon the prevailing world market price of macadamia nut kernel for each six-month period January through June, and July to December throughout the contract term.  Even though the

Partnership increased it customers from one to four in 2007 there are a limited number of customers available to purchase the Partnership’s nut production.  If our customers are unable to perform under their contracts or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.  If the market for the Partnership’s inventory was to decline the Partnership would have to sell at a price lower than the current market price and if no buyers were available the inventory could become unsalable and have to be disposed.

Nut Purchase Agreements.  The Partnership had four contracts beginning January 1, 2007.  The terms of the contracts vary from two to six years, contain fixed and market determined prices and 30-day payment terms.  The Partnership relies upon the financial ability of the buyers of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If any or all of the buyers were unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If any or all buyers were late in payment the Partnership would stop the delivery of macadamia nuts to the buyer.  The Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.  There were a significant number of Hawaii macadamia growers that were unable to find a processor to purchase and process their crop in 2007 due to the currently depressed market.

Employees. As of December 31, 2007, the Partnership employed 213 people, of which 131 were seasonal employees.  Of the total, 21 are in farming supervision and management, 178 in production, maintenance and agricultural operations, and 14 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002, but were extended until April 30, 2005.  The parties agreed to a three-year contract, which will expire on April 30, 2008. Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations when the current agreement expires.

The Partnership employs foreign contract labor to supplement hand harvesters during the peak harvesting season.  If the Partnership was unable to employ contract laborers it might have to lengthen the time between harvest rounds which could result in a lower quality of nuts produced and a lower effective price.

Diseases and Pests.  The Partnership’s Keaau orchards experienced tree replacements of 1.1% in 2007, 1.0% in 2006 and 0.6% in 2005.  Other macadamia growers in the vicinity have also experienced losses due to a problem known as “Macadamia Quick Decline” (“MQD”).  Based upon research by the University of Hawaii and other experts, it is believed that the situation is due to fungi associated with high moisture conditions and poor drainage conditions.  It is also believed that a particular variety of macadamia nut tree (cv. HAES 333) is most susceptible to MQD.  Approximately 9% of the trees in the Partnership’s orchards have the variety HAES 333 with most of these trees located at the drier Ka’u region where the incidence of MQD is benign.  Another tree variety (cv. HAES 344) has also been identified as being somewhat more susceptible to MQD than other commercial varieties and this cultivar represents approximately 45% of the trees in the Partnership’s orchards.  Both the Keaau and Mauna Kea orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are tolerant to MQD.

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

Insurance.  The Partnership secures tree insurance each year under a federally subsidized program.  The tree insurance for 2008 provides coverage up to a maximum of approximately $19.7 million against loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2007-2008 crop year and provides coverage up to a maximum of approximately $12.0 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
2003	22.8”	94.8”	117.4”
2004	54.9”	142.7”	151.5”
2005	34.7”	133.8”	171.8”
2006	70.9”	138.7”	178.3”
2007	37.8”	126.7”	158.3”

During 2007 the Ka’u, Keaau and Mauna Kea areas recorded 85%, 95% and 107%, respectively, of the normal average annual rainfall in their area of the island.

Water Supply for Irrigation. With the May 2000 acquisition, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  The Sisal Well is situated on land owned by Mauna Kea Agribusiness Company, Inc. (“MKACI”).  On May 1, 2000 the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is One Dollar.  The license agreement terminates on the earlier of the termination of the May 1, 2000 lease between Partnership and KACI, or June 30, 2045.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2007, the Audit Committee of ML Macadamia Orchards, L. P. (the “Partnership”) recommended and the Board of Directors approved the appointment of Accuity LLP (“Accuity”) as the independent registered public accounting firm for the Partnership, effective upon the completion of the services of PricewaterhouseCoopers LLP (“PwC”) related to the Partnership’s consolidated financial statements as of and for the year ended December 31, 2006 and the Partnership’s Form 10-K for the year ended December 31, 2006.  Such procedures were completed on April 16, 2007 and PwC’s dismissal became effective on such date.

PwC’s report on the Partnership’s consolidated financial statements as of and for the fiscal year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

Accuity’s report on the Partnership’s consolidated financial statements as of and for the fiscal years ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2005 and 2006 and through April 16, 2007, there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make a reference thereto in connection with its reports on the financial statements for such years.

During the fiscal years ended December 31, 2005 and 2006 and through April 16, 2007, the Partnership did not consult with Accuity regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s consolidated financial statements or (2) the subject matter of the disagreement or reportable event as defined in Item 304(a)(1)(iv) and (v).

During the fiscal years ended December 31, 2006 and 2007 and through March 20, 2008, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)                            Evaluation of disclosure Controls and Procedures

The Partnership’s management has evaluated, under the supervision and with the participation of the Partnership’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)                            Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail , accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting base on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(c)                                  Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Partnership’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER EVENTS

The Partnership filed a proxy statement with the SEC on February 13, 2008 asking the unit holders to approve an amendment to the Partnership Agreement which would broaden the business purpose of the Partnership to include macadamia processing and marketing.  The proposal was voted on by the unit holders at a Special Meeting held on March 10, 2008.  The amendment to the Partnership Agreement was approved by the unit holders.

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

A.            Identification of Directors

John K. Kai.  42 years old; director of the Managing Partner since June 2004; member of the Audit, Nominating, Compensation and Corporate Governance Committees since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of Commonwealth Financial Network.

James S. Kendrick.  60 years old; director of Managing Partner since June 2005; Executive at Mauna Loa Macadamia Nut Corporation from 1991 to 1998.

E. Alan Kennett.  64 years old; director of Managing Partner since June 2005; member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner: President and CEO of Gay and Robinson Sugar Company, Inc.

Jeffrey M. Kissel.  58 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005 and chairman since March 2006; member of the Nominating, compensation and Corporate Governance Committees of the Managing Partner; President of The Gas Company, LLC since December 2007; President and CEO of Safe Renewables Corporation from October 2006 until December 2007; from 2003 to 2005 was CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

David McClain.  61 years old; director since September 2000 and member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner; President of the 10-campus University of Hawai’i System (UH) since March 2006;  served as Interim President from August 2004 and Vice President of Academic Affairs of UH from July 2003.

Dennis J. Simonis.  51 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. Chief Financial Officer of DBE from August 2001, and President of DBE from October, 2005.

Scott C. Wallace.  52 years old:  director of Managing Partner since June 2007; Global Vice President, Sales and Marketing of SVP Worldwide since July 2006.  Chairman, President and Chief Executive Officer of Gardenburger, Inc from January 2001 to July 2006.

B.  Identification of Executive Officers of the Managing Partner

Dennis J. Simonis.  51 years old; president of Managing Partner since August 2001; and chief executive officer since December 2004; president of D. Buyers Enterprises, LLC. Formerly executive vice president and chief operating officer of Mauna Loa.

Randolph H. Cabral.  55 years old; senior vice president and orchard manager of Managing Partner since May 2000. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  61 years old; chief financial officer of Managing Partner since August 2001; controller of DBE.

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

Jeffrey M. Kissel.  Mr. Kissel is the President of The Gas Company, since December 2007. He was the President and Chief Executive Officer of Safe Renewables Corporation, an established marketer and producer of “Biodiesel” or “B100”, a substitute for conventional petroleum diesel, located in Houston, Texas.  He was the Chief Financial Officer for Earth Tech Inc. from 2003 to 2005, a $1.5 billion global engineering and construction company specializing in water treatment, and has held various financial executive positions in publicly traded companies since 1974.  From 1997 to 2003, Mr. Kissel was employed by URS Corporation as a vice president of planning and budgeting, and served as Chief Financial Officer for several URS Corporation divisions.  Mr. Kissel was President and principal shareholder of Hawaiian Communications between 1992 and 1997.  Prior to 1992 he worked with Tesoro,  AON and Challenger Petroleum in the energy industry.  He has a B.B.A. and M.B.A. from the University of Hawaii and currently resides in California and Hawaii.

David McClain. Dr. McClain was appointed as the President of the 10-campus University of Hawai’i System effective March 2006, having served as Interim President from August 15, 2004, and Vice President for Academic Affairs of the UH System from July 1, 2003.  From 2000 until 2003 he was the Dean of the College of Business Administration at the University of Hawaii at Mnoa, as well as First Hawaiian Bank Distinguished Professor of Leadership and Management; he was also Interim Vice President for Research of the University of Hawaii System from February to September 2003.  Dr. McClain was Dean and First Hawaiian Bank Professor of Leadership and Management at University of Hawaii’s Shidler College of Business from 2000 until 2003.  Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions.   Dr. McClain is a director of First Insurance Company, and serves as a member of several nonprofit boards in Hawaii. He earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968.  Dr. McClain has taught at Massachusetts Institute of Technology’s Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter, and headed international economic information services for Data Resources, Inc.  He resides in Honolulu, Hawaii.

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

Scott C. Wallace.  Mr. Wallace has served as a director since June 2007.  He is currently Global Vice President, Sales and Marketing of SVP Worldwide Since July 2006.  SVP Worldwide is the world’s largest sewing machine manufacturer and marketer, owns the Singer, Husqvarna, Viking and Pfaff brands and operates in 190 countries.  Mr. Wallace has been involved with consumer products, general management, marketing, sales, processing, manufacturing, and distribution for his entire career.  Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry.  Prior to joining SVP Worldwide, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006.  Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until selling the business in 2000.  He has also served in management capacities with Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985).  Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.

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

The Audit Committee has discussed with the independent registered public accountants, Accuity, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as may be modified or supplemented, as amended and as required by S-X Rule 2-07.

The Audit Committee has discussed with Accuity, their independence and whether Accuity’s provision on non-audit related services is compatible with maintaining the Accuity’s independence from management and the Partnership and has received from Accuity the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as may be modified or supplemented, including written materials addressing the internal quality control procedures of Accuity.

During the fiscal 2007, the Audit Committee had four meetings to discuss amongst other things the quarterly results of the Partnership.  The meetings were conducted so as to encourage communication among the members of the Audit Committee, management, and the Partnership’s independent auditors.  Among other things, the Audit Committee discusses with the Partnership’s independent auditors the overall scope and plans for their respective audits, and the results of such audits.  The Audit Committee separately met with Accuity’s representatives, with and without management present.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2007 with management and the independent auditors of the Partnership.  Based upon the above-mentions reviews and discussions the Audit Committee has recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

Audit Committee Charter.   The Audit Committee Charter is available by request or on the Partnership’s website at www.mlmacadamia.com ..

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

F.              Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, the New York Stock Exchange and Registrant.  Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2007.

ITEM 11.  EXECUTIVE COMPENSATION

A.            Summary Compensation Table

The Partnership is managed by the managing general partner.  All costs of managing the Partnership are reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2007, 2006 and, 2005. There were no long-term compensation awards, stock awards, option awards, or other payouts during those years.

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

The executive bonus plan is performance based.  The program provides for incentives based upon net consolidated income (loss) and cash flow (as defined by the Partnership Agreement), which are approved by the Board of Directors based upon operating plan for the year, with guideline rates established between 20% and 35%.  The bonus is limited to a maximum of 200% of the guideline not to exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

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

	Annual Compensation
				Board	Defined	Other
Name and Principal Position	Year	Salary	Bonus	Fees	Contribution	(a)	Total
Dennis J. Simonis	2007	260,000	—	19,000	12,100	4,900	296,000
President and chief	2006	237,000	125,600	21,000	12,100	4,900	400,600
executive officer	2005	225,000	134,800	19,000	11,500	4,500	394,800

Randolph H. Cabral	2007	137,000	—	—	16,800	5,600	175,200
Senior vice president	2006	132,000	50,000	—	16,800	4,200	203,000
	2005	125,000	53,500	—	13,400	4,200	196,100

Wayne Roumagoux	2007	120,000	—	—	7,500	3,900	131,400
Chief financial officer	2006	116,000	35,100	—	7,500	3,900	162,500
	2005	110,000	37,700	—	5,200	1,800	154,700

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

D.  Compensation of Executive Officers

Executive compensation is reviewed and determined by the Compensation Committee and recommended to the Board of Directors which has approval responsibility.  Mr. Simonis has served as its chief executive officer and president since December 2004, president since August 2001 and chief financial officer from May 2001 until August of 2001; Mr. Cabral, who has served as senior vice president and orchard manager since May 2000 and Mr. Roumagoux, who has served as chief financial officer since August of 2001.  These officers’ salary and guideline bonus percentage are administered under the salary policies established and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net consolidated income (loss) and cash flow for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.

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

	Annual Compensation
Name of Director	Year	Fees	Meeting	Audit Chair	Total
John K. Kai	2007	15,000	8,000	—	23,000
James S. Kendrick	2007	15,000	4,000	—	19,000
E. Alan Kennett	2007	15,000	8,000	—	23,000
Jeffrey M. Kissel (Chairman)	2007	15,000	8,000	3,000	26,000
David McClain	2007	15,000	8,000	—	23,000
Dennis J. Simonis	2007	15,000	4,000	—	19,000
Scott C. Wallace	2007	11,250	3,000	—	14,250

	Annual Compensation
Name of Director	Year	Fees	Meeting	Audit Chair	Total
John K. Kai	2006	15,000	10,000	—	25,000
James S. Kendrick	2006	15,000	6,000	—	21,000
E. Alan Kennett	2006	15,000	8,000	—	23,000
Jeffrey M. Kissel (Chairman)	2006	15,000	10,000	1,500	26,500
David McClain	2006	15,000	10,000	1,500	26,500
Dennis J. Simonis	2006	15,000	6,000	—	21,000
James Case*	2006	7,500	4,000	—	11,500
Russell Case**	2006	7,500	1,000	—	8,500

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
UNIT HOLDER MATTERS

As of December 31, 2007, and subsequent to that date to the date of this report, (i) two persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the beneficial owner of more than 5% of the Class A Units as of December 31, 2007.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units

Farhad Fred Ebrahimi	739,500	9.9%
Berggruen Holdings North America, Ltd	380,000	5.1%

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2007.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units

Randolph H. Cabral	100	*
John K. Kai	100	*
James S. Kendrick	1,500	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	3,212	*
David McClain	—	*
Dennis J. Simonis	—	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (8 persons)	4,912	0.07%

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

3. Nut Purchase Contracts

The Partnership has four nut purchase contracts with: Mauna Loa, MacFarms, Hamakua and Island Princess, as detailed in the following paragraphs.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million field pounds, effective January 1, 2006 and expiring December 31, 2011.  The contract provides for a nut price of $0.74 per wet-in-shell (“WIS”) pound in 2006 and $0.75 per WIS pound in 2007 at 20% moisture and 30% saleable kernel (“SK”)/dry-in-shell (“DIS”).  The purchase price will increase annually by $0.01 per WIS pound, except 2008, until it reaches $0.78 per WIS pound in 2011.

On December 16, 2004, a nut purchase contract with Hamakua for the annual delivery of 6.0 million field pounds, effective January 1, 2007, and  with 2.0 million field pounds expiring December 31, 2008, December 31, 2010, and December 31, 2012, respectively. The contract provides for a minimum price of $0.75 per WIS pound and a maximum price of $0.95 per WIS pound at 20% moisture and 30% SK/DIS. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process nuts-in-shell into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  The contract continues to require that Hamakua purchase approximately 6.0 million field pounds of nuts in

2008, approximately 4.0 million field pounds of nuts in the years 2009-2010, and 2.0 million field pounds of nuts in the years 2011-2012.

On January 5, 2006, the Partnership executed a contract with Island Princess for the annual delivery of approximately 2.0 million field pounds, effective January 1, 2007 and expiring on December 31, 2011.  The nut price is determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 was $0.608 and July – December 2007 was $0.494 per WIS pound at 20% moisture and 30% SK/DIS recovery.  The effective price for January – June 2008 is $0.494 and July - December 2008 is $0.55, at 20% moisture and 30% SK/DIS recovery.

On January 6, 2006, the Partnership executed a contract with MacFarms for the annual delivery of between 5.0 and 6.0 million field pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 was $0.608 and July – December 2007 was $0.494, at 20% moisture and 30% SK/DIS recovery.  The effective price for January – June 2008 is $0.494 and July – December 2008 is $0.55, at 20% moisture and 30% SK/DIS recovery.  In connection with the orchard purchased from J.W.A. Buyers in April 2006, the Partnership agreed to sell approximately 100,000 field pounds harvested from the orchard to MacFarms for $0.98 per WIS pound at 20% moisture and 30% SK/DIS recovery.  This agreement expired on January 6, 2007.

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

The contracts provided the Agribusiness Companies with reimbursement of their direct and indirect costs incurred under these contracts.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Payments and reimbursements made to Mauna Loa were $458,000 in 2007, $559,000 in 2006 and $603,000 in 2005.

5.  Legal  Fees

The Partnership paid $442,000, $196,000 and $134,000 in legal fees in 2007, 2006 and 2005, respectively.  A former Director of the Partnership is a former partner and currently of counsel to one of the law firms used by the Partnership and said firm was paid $196,000 in legal fees in 2006, and $32,000 in legal fees in 2005.  The additional legal fees were for services related to the special meeting and Mac Farms of Hawaii, LLC potential acquisition in 2007 and 2006.

6.  Management Fee

Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for all expenses incurred by it in the conduct of Partnership business, including any expenses reasonably allocated to the Managing Partner or to the Partnership as well as a management fee equal to 2% of the Partnership’s operating cash flow (as defined in the Partnership Agreement).  There was no management fee in 2007, 2006 or 2005 as it is eliminated in consolidation.

7.  Relationships with CBCL and DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo for its executive and accounting staff through the General Partner, which was owned by DBE until January 2005. The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.  The Partnership provides administrative services to DBE for which it was compensated $100,000 in 2007, $103,000 in 2006 and $102,000 in 2005.

Mr. Simonis, President of ML Resources, Inc., an officer of the Partnership, and a director of ML Resources, Inc., and is a stockholder of CBCL.

The Partnership performs farming for a DBE company.  This farming is treated in the same manner as all other farming contracts.  In 2007 the amount billed was $1,000 was paid in full at December 31, 2007.  In 2006 the amount billed was $21,000 of which $3,000 was due at December 31, 2006.  In 2005 the amount billed was $16,000 of which $3,000 was due at December 31, 2005.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures.  Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from the Partnership.  In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005.

Audit Fees. Fees paid to the Independent Registered Public Accounting Firm (PwC) during 2007, 2006 and 2005 for the audit of the Partnership’s consolidated financial statements on Form 10-K, Form 10-K/A and review of consolidated financial statements included on Form 10-Q amounted to $114,400, $68,000 and $94,000, respectively.  The audit fees for were approved by Partnership’s audit committee.

Fees paid to the Independent Registered Public Accounting Firm (Accuity LLP) during 2007 for the audit of the Partnership’s consolidated financial statements on Form 10-K and review of consolidated financial statements included on Form 10-Q amounted to $27,000.  The audit fees for the audit of the Partnership’s annual consolidated financial statements and review of consolidated financial statements included in the Partnership’s Form 10-Q for the year ended December 31, 2007, which were approved by the Partnership’s audit committee amounted to $70,000.

Audit Related Fees.  Audit related fees paid to the Independent Registered Public Accounting Firm (PwC) during 2007, 2006 and 2005 amounted to $50,000, $18,000, and $23,000, respectively.  PwC performed a review of the Partnership’s Proxy Statement in the attempted acquisition of MacFarms in 2007 and review of the Partnership’s response to SEC comments letters in 2005 and 2006.

Audit related fees paid to the Independent Registered Public Accounting Firm (Accuity LLP) during 2007 amounted to $10,000, for work performed related to the review of the Partnership’s Proxy Statement in the attempted acquisition of MacFarms.  Audit related fees were approved by the Partnership’s audit committee.

Tax Fees.  The Partnership’s audit committee pre-approves the fees paid to its Independent Registered Public Accounting Firm for the preparation of K-1’s for its unit holders and the Partnership’s tax returns.  The fees paid to PwC, an Independent Registered Public Accounting Firm, during 2007, 2006 and 2005 for tax preparation and related support services amounted to $264,000, $225,000 and $250,000, respectively.  The tax fees were approved by the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.            List of Documents Filed as a Part of this Report

1.               Consolidated Financial Statements.  See Index to Consolidated Financial Statements at page 24 of this Form 10-K.

2.               Consolidated Financial Statement Schedules.  None required.

3.               Exhibits.  See Exhibit Index at page 67 of this Form 10-K.

B.  Reports on Form 8-K

On November 14, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended September 30, 2007.

On November 28, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the amended terms and conditions to the acquisition agreement between the Partnership, and Mac Farms of Hawaii, LLC and Kapua Orchard Estates, LLC.

On December 14, 2007, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the terms and conditions to the cancellation agreement between the Partnership, and Mac Farms of Hawaii, LLC and Kapua Orchard Estates, LLC which cancels the acquisition agreement of May 2007 as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

By:	ML RESOURCES, INC.
(Managing General Partner)

By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer

Dated :  March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature	Title

s/s Dennis J. Simonis	President and Chief Executive Officer
Dennis J. Simonis	Principal Executive Officer
Director

s/s Wayne W. Roumagoux	Chief Financial Officer
Wayne W. Roumagoux

s/s John Kai	Director
John Kai

s/s James S. Kendrick	Director
James S. Kendrick

s/s E. Alan Kennett	Director
E. Alan Kennett

s/s Jeffrey M. Kissel	Director
Jeffrey M. Kissel

s/s Dr. David McClain	Director
Dr. David McClain

s/s Scott C. Wallace	Director
Scott C. Wallace

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, effective as of December 18, 1997, between Registrant and C. Brewer Homes, Inc. (a)

2.2	Asset Purchase Agreement including Exhibits dated March 14, 2000 (g)

3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (c)

3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (c)

4.1	Depositary Agreement between Registrant, Manufacturers Hanover Trust Company as Depositary and Mauna Loa Resources Inc. as attorney-in-fact of the limited partners of Registrant. (c)

4.2	Form of Depositary Receipt. (c)

5.1	Legal Opinion of Counsel dated May 1, 2000 (g)

10.2	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated December 22, 1986. (b)

10.3	Macadamia Nut Purchase Contract between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.4

Contribution Agreement among Mauna Loa Orchards, L.P. (“MLO”), Ka’u Agribusiness Co., Inc. (“KACI”), Mauna Kea Agribusiness Co., Inc. (“MKACI”), Mauna Kea Macadamia Orchards, Inc. (“MKMO”) and Mauna Loa dated as of July 1, 1989. (b)

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

10.56	Macadamia Nut Purchase Contracts between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.58	Definite Acquisition Agreement between ML Macadamia Orchards, L.P. and MacFarms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated May 24, 2007. (l)

10.59	Termination of Acquisition Agreement between ML Macadamia Orchards, L.P. and MacFarms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated December 11, 2007. (m)

11.1	Statement re: Computation of Net Income per Class A Unit.

31.1	Form of Rule 13a-14(a) [Section 302] Certification — Chief Executive Officer

31.2	Form of Rule 13a-14(a) [Section 302] Certification — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

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

(l)             Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 31, 2007.

(m)       Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed December 14, 2007.