Form 10-Q
period 2008-03-31
ML MACADAMIA ORCHARDS L P
filed 2008-05-13
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of May 12, 2008, Registrant had 7,500,000 Class A Units authorized, issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2008	2007	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$601	$3,622	$283
Accounts receivable	2,354	1,098	2,275
Inventory of kernel	1,610	—	1,024
Inventory of nuts	—	282	946
Inventory of farming supplies	217	261	234
Deferred farming costs	618	554	—
Other current assets	274	260	172
Total current assets	5,674	6,077	4,934
Land, orchards and equipment, net	45,070	46,840	45,540
Goodwill	306	306	306
Intangible assets, net	14	14	8
Total assets	$51,064	$53,237	$50,788

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$400	$400
Short-term borrowings	3,800	—	3,000
Accounts payable	792	107	631
Cash distributions payable	—	375	225
Accrued payroll and benefits	641	814	804
Other current liabilities	40	133	73
Total current liabilities	5,673	1,829	5,133
Non-current benefits	374	406	374
Long-term debt	800	1,200	800
Deferred income tax liability	1,169	1,208	1,169
Total liabilities	8,016	4,643	7,476
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,033	48,583	43,297
Accumulated other comprehensive loss	(66)	(70)	(66)
Total partners’ capital	43,048	48,594	43,312
Total liabilities and partners’ capital	$51,064	$53,237	$50,788

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L. P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2008	2007
Macadamia nut sales	$2,681	$2,324
Contract farming revenue	963	1,041
Total revenues	3,644	3,365
Cost of goods and services sold
Cost of macadamia nut sales	2,510	1,622
Cost of contract farming services	883	953
Total cost of goods and services sold	3,393	2,575
Gross income	251	790
General and administrative expenses
Legal fees - related party	—	53
Other	414	374
Total general and administrative expenses	414	427
Operating income (loss)	(163)	363
Interest expense	(91)	(33)
Interest income	—	30
Other income (expense)	(1)	14
Income (loss) before income taxes	(255)	374
Income tax expense	9	28
Net income (loss)	$(264)	$346

Net cash flow (as defined in the Partnership Agreement)	$1	$752

Net income (loss) per Class A Unit	$(0.04)	$0.05

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.00	$0.10

Cash distributions per Class A Unit	$0.00	$0.05

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2008	2007

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	43,297	48,612
Accumulated other comprehensive loss	(66)	(70)
	43,312	48,623

Cash distributions:
Class A limited partners	—	(375)
	—	(375)

Allocation of net income (loss):
Class A limited partners	(264)	346
	(264)	346

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	43,033	48,583
Accumulated other comprehensive loss	(66)	(70)
	$43,048	$48,594

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Cash received from goods and services	$3,497	$5,023
Cash paid to suppliers and employees	(3,639)	(4,289)
Interest paid	(91)	(33)
Interest received	—	30
Net cash provided by (used in) operating activities	(233)	731

Cash flows from investing activities:
Acquisition of equipment	(24)	(85)
Net cash used in investing activities	(24)	(85)

Cash flows from financing activities:
Proceeds from drawings on line of credit	1,100	—
Repayment of line of credit	(300)	—
Cash distributions paid	(225)	(375)
Net cash provided by (used in) financing activities	575	(375)

Net increase in cash and cash equivalents	318	271
Cash and cash equivalents at beginning of period	283	3,351
Cash and cash equivalents at end of period	$601	$3,622

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(264)	$346
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	265	405
Decrease (increase) in accounts receivable	(80)	1,591
Decrease (increase) in inventories	377	(271)
Increase in deferred farming costs	(395)	(481)
Increase in other current assets	(101)	(162)
Decrease (increase) in accounts payable	161	(299)
Decrease in accrued payroll and benefits	(163)	(44)
Decrease in other current liabilities	(33)	(354)
Total adjustments	31	385
Net cash provided by (used in) operating activities	$(233)	$731
Supplemental schedule of non-cash financing activities Distributions declared but not paid	$—	$375

See accompanying notes to consolidated financial statements

ML MACADAMIA ORCHARDS, L.P.

Notes to Unaudited Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2008, March 31, 2007 and December 31, 2007 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2007 Annual Report on Form 10-K.

(2)          LIQUIDITY

At March 31, 2008 the Partnership had a cash balance of $601,000 compared to $3.6 million at March 31, 2007.  Cash flows used in operating activities totaled $233,000 for the three months ended March 31, 2008 and cash flows provided by operating activities totaled $731,000 for the three months ended March 31, 2007, which were used to pay distributions to unit holders and operating expenses.  At March 31, 2008 the Partnership’s working capital was $1,000 and its current ratio 1.00 to 1.  The ratio decrease from $4.2 million and 3.32 to 1 at March 31, 2007, primarily due to a decrease in cash offset by an increase in deferred farming costs.

At March 31, 2008, the Partnership had a balance of $1.2 million outstanding on its term loan and no capital lease obligations. At March 31, 2007, the Partnership had $1.6 million in outstanding long-term debt.

The Partnership anticipates borrowing from the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  The revolving line of credit facility expired on May 1, 2008.  American AgCredit, PCA extended the revolving line of credit facility for 60 days while the parties try to reach agreement on the terms of a new debt facility.  It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  If the Partnership is unable to reach an agreement with our current lender for a new debt facility available cash resources could be depleted.  Also, the Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

(3)          CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and ML Resources, Inc. (“MLR”), its General Partner.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(4)          SEGMENT INFORMATION

The Partnership has two reportable segments, the owned-orchard segment and the farming segment, which are organized on the basis of revenues and assets.  The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership.  The farming segment derives its revenues from the farming of macadamia orchards owned by other growers.  It also farms those orchards owned or leased by the Partnership.

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

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three month ended March 31, 2008 and 2007 (000’s).  Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months
	ended March 31,
	2008	2007
Revenues:
Owned orchards	$2,681	$2,324
Contract farming	2,773	2,687
Intersegment elimination (all contract farming)	(1,810)	(1,646)
Total	$3,644	$3,365

Operating income (loss):
Owned orchards	$(243)	$275
Contract farming	80	88
Total	$(163)	$363

Depreciation:
Owned orchards	$232	$369
Contract farming	31	34
Total	$263	$403

Expenditures for property and equipment:
Owned orchards	$24	$85
Contract farming	—	—
Total	$24	$85

Segment assets:
Owned orchards	$43,821	$46,504
Contract farming	7,243	6,733
Total	$51,064	$53,237

All revenues are from sources within the United States.

(5)          DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) are annualized for interim reporting purposes, with the difference between costs incurred-to-date and costs expensed-to-date (based on the projected annual cost per nut harvested) being reported on the consolidated balance sheets as deferred farming costs, which amounted to $618,000 and $554,000 at March 31, 2008 and 2007, respectively.  The increase in deferred farming costs was attributable to lower production during the first quarter 2008 in comparison to 2007.  Management anticipates an increase in production during the remainder of 2008 compared to 2007 due to current weather patterns.  However, even with the anticipated increase in production for the remainder of 2008 the full year forecast remains consistent with the overall annual production plan.

(6)          GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended March 31, 2008 and 2007, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $19,000 and $20,000, respectively.

(7)          LONG-TERM DEBT

At March 31, 2007, the Partnership had a $5 million revolving credit facility with American AgCredit, PCA, which expires on May 1, 2008.  Effective March 14, 2008, the revolving line of credit was reduced to $4.5 million.  Amounts drawn on the line bear interest at the prime lending rate.  The amount drawn at March 31, 2008 was $3.8 million.  There were no amounts drawn on the credit facility at March 31, 2007.  In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature in 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 6.37 percent to 7.50 percent.  At March 31, 2008 and 2007, the outstanding balance under the promissory note agreement amounted to $1.2 million and $1.6 million, respectively.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at March 31, 2008.  At March 31, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender provided a waiver to the loan covenant for the quarter ended March 31, 2007.

(8)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(9)          CASH DISTRIBUTIONS

The March 14, 2008, American AgCredit, PCA amended loan covenant agreement prohibits the declaration and payment of cash distributions in 2008.

(10)    PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended
	March 31,
	2008	2007
Service Cost	$14,128	$15,003
Interest Cost	7,791	7,116
Less Expected Return on Assets	(11,582)	(9,880)
Amortization of Unrecognized Prior Service Costs	1,661	1,661
Net Periodic Pension Cost	$11,998	$13,900

(11) INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined pension plan.  Payment of the severance benefits is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended
	March 31,
	2007	2008
Service Cost	$3,887	$4,624
Interest Cost	4,678	4,740
Net Periodic Intermittent Severance Cost	$8,565	$9,364

(12) EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expired on May 1, 2008 and have been extended for a 30-day period.  Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations.

(13) LEGAL PROCEEDINGS

The Partnership received two “Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission” (EEOC) for charge of discrimination filed by two H-2A workers who were employed by Global Horizons, Inc., an unrelated third party labor contractor used by the Partnership.  The charge does not indicate the Partnership’s involvement in the discrimination.  It is management’s opinion, based upon consultation with counsel that the charge is without merit as of the date of this report.

The Partnership’s lawsuit against Hamakua Macadamia Nut Company is continuing but no change in the status has occurred as of the date of this report.

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America.  Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, inventory valuation, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from our estimates.  To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2007 Form 10-K.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions and nut prices which are either fixed or market based.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.

For the first quarter 2008, the Partnership had net loss of $264,000 (negative $0.04 per Class A Unit) compared to net income of $346,000 ($0.05 per Class A Unit) for the first quarter 2007.  Unusual climactic conditions in late 2006 resulted in higher than normal production in the first quarter of 2007 and more normal climactic conditions in late 2007 resulted in normal production in the first quarter of 2008.

Owned-orchard Segment

For the three months ended March 31, 2008 and 2007, nut production, nut prices and nut revenues based upon the contract terms with moisture at 20% (WIS @ 20%) and recovery at 30% (SK/DIS @ 30%) were as follows:

	For the Three Months
	Ended March 31,
	2008	2007	Change
Nuts harvested (000’s pounds WIS @20%) and SK/DIS @30%	2,788	3,726	-25%
Less nuts held in inventory	—	427	N/A
Nuts harvested and sold (000’s pounds WIS @20%) and SK/DIS @30%	2,788	3,299	-15%
Nut price (per pound)	$0.6686	$0.7037	-5%
Net nut sales ($000’s)	$1,864	$2,324	-20%
Nut-in-shell and kernel sales from inventory	817	—
Total nut sales ($000’s)	$2,681	$2,324

Production for the first quarter 2008 was 25% lower than the first quarter of 2007, and 4% lower than the Partnership’s 10-year first quarter production average of 2.9 million pounds WIS @ 20% and SK/DIS @ 30%.  The lower production was primarily attributable to normal flowering period resulting from weather conditions in Ka’u and Keaau.  The unusually high production during the first quarter 2007 was primarily attributable to a longer than normal flowering period in the Keaau region due to favorable night temperatures, and adequate rainfall distribution in the summer and fall that preceded the spring 2007 harvest at Ka’u.

The price paid for nuts produced is based upon the specific terms of each nut purchase contract, which assumes an adjustment for WIS @ 20% and SK/DIS @30% for all contracts.  The decrease in nut price for the first quarter of 2008 was primarily attributable to a decrease in the Hawaii and Australia market prices.  These prices are used to calculate the price received from MacFarms of Hawaii, LLC (“MacFarms”) and Purdyco International Ltd. Dba Island Princess (“Island Princess”).  The average nut price paid for the nuts delivered to MacFarms and Island Princess was $0.494 in the first quarter of 2008 compared to $0.608 per pound in the first quarter of 2007.   The average nut price for the nuts delivered to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) was $0.75 per pound. Based on the current and projected market prices for Hawaiian and Australian kernel, the contract prices for the second half of 2008 for the MacFarms and Island Princess contracts are $0.55.

Production costs are based on annualized standard unit costs for interim reporting purposes.  Cost of goods sold (owned-orchard segment), based upon WIS @20% and SK/DIS @ 30%, for the first quarter of 2008 was $0.61 per pound harvested, which is higher than $0.49 per pound for the first quarter of 2007.  The increase in cost per pound was primarily attributable to higher standard cost in 2008 than for 2007.  The overall actual production costs for 2007 was $0.65 per pound harvested which was primarily attributed to lower production.  The increase in the standard cost for 2008 compared to 2007 was the result of increased harvester rounds to improve quality and higher operating costs mainly related to increased fuel, fertilizer, herbicide, and labor costs.

Farming Segment

Farming service revenue and expense for the first quarter of 2008 decreased by $78,000 and $70,000, respectively, compared to the same quarter in 2007.  The decrease was primarily attributable to decreased farming activity and production during the first quarter of 2008.  This is consistent with the decrease in production experienced by the owned-orchard segment.  Depreciation expense included in farming expense amounted to $31,000 for the first quarter of 2008 compared to $34,000 for the first quarter of 2007.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2008 decreased by $13,000 due to lower legal costs associated with the MacFarms terminated acquisition in 2007 offset by legal costs associated with the Hamakua Macadamia Nut Company (“Hamakua”) suit.

Other Income and Expenses

Interest expense increased by $58,000 during the first quarter of 2008 compared to the first quarter of 2007.  The Partnership had $3.8 million and no borrowing on the revolving line of credit during the first quarter 2008 and 2007, respectively.  The Partnership had a lower principal balance on the long-term borrowing at the end of the first quarter 2008 compared to 2007.

Interest income was zero during the first quarter 2008 compared to $30,000 during the first quarter of 2007 due to lower cash balances.

Other income (expense) for the first quarter of 2008 and 2007 was ($1,000) and $14,000, respectively, was primarily attributable to cash distributions received from American AgCredit, PCA.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production peaking in the fall and winter.  However, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $4.5 million revolving line of credit and a 10-year, $4 million term loan.  The Credit Agreement contains certain restrictions, which are further discussed in Part II – Item 2 below.

At March 31, 2008 the Partnership had a cash balance of $601,000 compared to $3.6 million at March 31, 2007.  Cash flows used in operating activities totaled $233,000 for the three months ended March 31, 2008 and cash flows provided by operating activities totaled $731,000 for the three months ended March 31, 2007, which were used to pay distributions to unit holders and operating expenses.  At March 31, 2008 the Partnership’s working capital was $1,000 and its current ratio 1.00 to 1.  The ratio decrease from $4.2 million and 3.32 to 1 at March 31, 2007, primarily due to a decrease in cash offset by an increase in deferred farming costs.

At March 31, 2008, the Partnership had a balance of $1.2 million outstanding on its term loan and no capital lease obligations. At March 31, 2007, the Partnership had $1.6 million in outstanding long-term debt.

The Partnership anticipates borrowing from the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  The revolving line of credit facility expired on May 1, 2008.  American AgCredit, PCA extended the revolving line of credit facility for 60 days while the parties try to reach agreement on the terms of a new debt facility.  It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  If the Partnership is unable to reach an agreement with our current lender for a new debt facility available cash resources could be depleted.  Also, the Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of March 31, 2008, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $12,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for two of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first quarter of 2008 global macadamia prices have remained stable. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound at 20% WIS and 30% SK/DIS.

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expired on May 1, 2008 and have been extended for a 30-day period.  Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations.

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

(b)         There have been no significant changes to internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The Partnership received two “Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission” (EEOC) for charge of discrimination filed by two H-2A workers who were employed by Global Horizons, Inc., an unrelated third party labor contractor used by the Partnership.  The charge does not indicate the Partnership’s involvement in the discrimination.  It is management’s opinion, based upon consultation with counsel that the charge is without merit as of the date of this report.

The Partnership’s lawsuit against Hamakua Macadamia Nut Company is continuing but no change in the status has occurred as of the date of this report.

Item 2.  Changes in Securities

In connection with the Amended Credit Agreement with American AgCredit, PCA, certain restrictions are placed on the Partnership in regard to indebtedness, sales of assets and maintenance of certain financial minimums.  The restrictive covenants consist of the following:

1.              No restricted payments shall be declared or made during fiscal year 2008.

2.              Minimum tangible net worth as of December 31, 2008 shall not be below $39.0 million.

3.              The debt coverage ratio shall not be measured for the quarters ending March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008.

4.              Maximum ration of funded debt to capitalization of 20%

5.              The minimum quarterly consolidated EBITDA amount shall not be less than the amount set forth as follows:

Fiscal quarter ended March 31, 2008	$(55,000)
Fiscal quarter ended June 30, 2008	$(300,000)
Fiscal quarter ended September 30, 2008	$950,000
Fiscal quarter ended December 31, 2008	$(1,950,000)

The Partnership was in compliance with all debt covenants at March 31, 2008.  At March 31, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender provided a waiver to the loan covenant for the quarter ended March 31, 2007.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

Exhibit		Page
Number	Description	Number

11.1	Statement re Computation of Net Income (Loss) per Class A Unit	17

31.1	Form of Rule 13a-14(a) [Section 302] Certification	18

31.2	Form of Rule 13a-14(a) [Section 302] Certification	19

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

(b)     Reports on Form 8-K:

On March 20, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, setting forth an amendment to the Partnership’s credit agreement with American AgCredit, PCA.

On March 17, 2008, the Partnership filed a “Regulation FD Disclosure” of Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter and year ended December 31, 2007.

On March 17, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth an amendment to the Partnership Agreement to allow the processing and marketing of macadamia nuts.

On February 6, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K related to the Partnership’s filing of a complaint against Hamakua Macadamia Nut Company, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 12, 2008	By	/s/ Dennis J. Simonis
Dennis J. Simonis
Chief Executive Officer and
President
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer