Form 10-Q
period 2008-06-30
ML MACADAMIA ORCHARDS L P
filed 2008-08-13
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting
company)

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of June 30, 2008, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2008	2007	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$79	$495	$283
Accounts receivable	1,821	997	2,275
Inventory of kernel	759	—	1,024
Inventory of nuts	—	—	946
Inventory of farming supplies	214	295	234
Deferred farming costs	2,520	2,894	—
Other current assets	266	306	172
Total current assets	5,659	4,987	4,934
Land, orchards and equipment, net	44,591	46,406	45,540
Goodwill	306	306	306
Intangible assets, net	13	12	8
Total assets	$50,569	$51,711	$50,788

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$400	$400
Short-term borrowing	4,200	—	3,000
Accounts payable	776	41	631
Cash distributions payable	—	375	225
Accrued payroll and benefits	492	562	804
Other current liabilities	108	56	73
Total current liabilities	5,976	1,434	5,133
Non-current accrued benefits	374	406	374
Long-term debt	400	800	800
Deferred income tax liability	1,169	1,208	1,169
Total liabilities	7,919	3,848	7,476
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,635	47,852	43,297
Accumulated other comprehensive loss	(66)	(70)	(66)
Total partners’ capital	42,650	47,863	43,312
Total liabilities and partners’ capital	$50,569	$51,711	$50,788

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Macadamia nut sales	$937	$599	$3,618	$2,923
Contract farming revenue	666	626	1,629	1,667
Total revenues	1,603	1,225	5,247	4,590
Cost of goods and services
Costs of macadamia nut sales	927	552	3,437	2,174
Costs of contract farming services	622	573	1,505	1,526
Total cost of goods sold	1,549	1,125	4,942	3,700
Gross income	54	100	305	890
General and administrative expenses
Other	388	443	802	870
Total general and administrative expenses	388	443	802	870
Operating income (loss)	(334)	(343)	(497)	20
Other income (expense)	13	(1)	12	13
Interest expense	(75)	(28)	(166)	(61)
Interest income	—	19	—	49
Income (loss) before tax	(396)	(353)	(651)	21
Income tax expense	2	3	11	31
Net loss	$(398)	$(356)	$(662)	$(10)

Net cash flow (as defined in the Partnership Agreement)	$(357)	$(693)	$(356)	$59

Net loss per Class A Unit	$(0.05)	$(0.05)	$(0.09)	$(0.00)

Net cash flow per Class A Unit	$(0.05)	$(0.09)	$(0.05)	$0.01

Cash distributions per Class A Unit	$0.00	$0.05	$0.00	$0.10

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	43,033	48,583	43,297	48,612
Accumulated other comprehensive loss	(66)	(70)	(66)	(70)
	43,048	48,594	43,312	48,623

Allocation of net loss
Class A limited partners	(398)	(356)	(662)	(10)
	(398)	(356)	(662)	(10)

Cash distributions:
Class A limited partners	—	375	—	750
	—	375	—	750

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	42,635	47,852	42,635	47,852
Accumulated other comprehensive loss	(66)	(70)	(66)	(70)
	$42,650	$47,863	$42,650	$47,863

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Cash received from goods and services	$2,223	$1,418	$5,720	$6,441

Cash paid to suppliers and employees	(2,733)	(3,716)	(6,362)	(8,005)
Interest paid	(7)	(28)	(98)	(61)
Interest received	—	19	—	49
Net cash used in operating activities	(517)	(2,307)	(740)	(1,576)

Cash flows from investing activities:
Acquisition of capital equipment	(5)	(45)	(29)	(130)
Net cash used in investing activities	(5)	(45)	(29)	(130)

Cash flows from financing activities:
Financing cost	—	—	(10)	—
Proceeds from line of credit	400	—	1,500	—
Payments on line of credit	—	—	(300)	—
Payments on long term borrowings	(400)	(400)	(400)	(400)
Cash distributions paid	—	(375)	(225)	(750)
Net cash provided by (used in) financing activities	—	(775)	565	(1,150)

Net increase (decrease) in cash	(522)	(3,127)	(204)	(2,856)
Cash at beginning of period	601	3,622	283	3,351
Cash at end of period	$79	$495	$79	$495
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(398)	$(356)	$(662)	$(10)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	41	63	306	468
Decrease in accounts receivable	533	100	453	1,691
Decrease (increase) in inventories	854	248	1,231	(23)
Increase in deferred farming costs	(1,459)	(1,920)	(1,854)	(2,401)
Decrease (increase) in other current assets	7	(46)	(84)	(208)
Increase (decrease) in accounts payable	(15)	(66)	146	(365)
Decrease in accrued payroll and benefits	(148)	(252)	(311)	(296)
Increase in other current liabilities	68	(78)	35	(432)
Total adjustments	(119)	(1,951)	(78)	(1,566)
Net cash used in operating activities	$(517)	$(2,307)	$(740)	$(1,576)
Supplemental schedule of non cash financing activities Distributions declared not paid	$—	$375	$—	$375

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2008, June 30, 2007 and December 31, 2007 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2008 and 2007.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(2)          LIQUIDITY

At June 30, 2008 the Partnership had a cash balance of $79,000 compared to $495,000 at June 30, 2007.  Cash flows used in operating activities for the six-month periods ended June 30, 2008 and 2007 totaled $740,000 and $1.6 million, respectively.  Cash flows used in operating activities for the three-month periods ended June 30, 2008 and 2007 totaled $517,000 and $2.3 million, respectively.  The improvement in operating cash flows was attributable to the implementation of cost-cutting measures and the sale of nut and kernel inventory on hand at the end of 2007.

At June 30, 2008 the Partnership had a working capital deficit of $317,000 and a current ratio 0.95 to 1 compared to positive working capital of $3.6 million and a current ratio of 3.48 to 1 at June 30, 2007.  The deterioration in working capital was attributable to the $4.2 million in short-term borrowings outstanding at June 30, 2008 compared to no short-term borrowings outstanding at June 30, 2007.

Management believes that the Partnership has adequate liquidity to sustain its operations and will generate positive operating cash flows going into the second half of 2008.  In addition, the Partnership has taken the following actions:

On July 8, 2008, the Partnership renegotiated it working capital line of credit with American AgCredit, PCA to increase its short-term borrowing capacity from $4.5 million to $6.0 million; and

In July 2008, the Partnership executed an addendum to its nut purchase contract with Mauna Loa Macadamia Nut Corporation to sell between 9 and 12 million additional pounds of nuts between July 2008 and June 2009 at $0.60 per pound, assuming wet-in-shell (WIS) at 20% and saleable kernel (SK) / dry-in-shell (DIS) at 30%.  This addendum will enable the Partnership to sell the nuts previously under contract to Hamakua Macadamia Nut Company.

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

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three and six-month periods ended, June 30, 2008 and 2007 (000’s).  Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenues:
Owned orchards	$937	$599	$3,618	$2,923
Contract farming	1,568	2,436	4,341	5,123
Intersegment elimination (all contract farming)	(902)	(1,810)	(2,712)	(3,456)
Total	$1,603	$1,225	$5,247	$4,590

Operating income (loss):
Owned orchards	$(378)	$(396)	$(621)	$(121)
Contract farming	44	53	124	141
Total	$(334)	$(343)	$(497)	$20

Depreciation:
Owned orchards	$8	$27	$240	$396
Contract farming	31	34	62	68
Total	$39	$61	$302	$464

Expenditures for property and equipment:
Owned orchards	$5	$45	$29	$130
Contract farming	—	—	—	—
Total	$5	$45	$29	$130

Segment assets:
Owned orchards			$44,009	$44,928
Contract farming			6,560	6,783
Total			$50,569	$51,711

All revenues are from sources within the United States.

(5)          DEFERRED FARMING COSTS AND NUT INVENTORY

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on annualized standard unit costs for interim reporting purposes, with the difference between costs incurred-to-date and costs expensed-to-date (based on projected annual cost per nut harvested) reported on the balance sheet as deferred farming costs.  The standard unit costs of harvested nuts not sold under nut purchase contracts and available for sale on the open market, are capitalized to inventory.  Additional costs to store and process unsold nuts into kernel are also capitalized to inventory and expensed to cost of goods sold upon sale.

Deferred farming costs amounted to $2.5 million and $2.9 million at June 30, 2008 and 2007, respectively.  Nut inventory amounted to $759,000 and June 30, 3008.  There was no nut inventory at June 30, 2007.  There were no inventory write-downs during the three and six-month periods ended June 30, 2008.

(6)          GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended June 30, 2008 and 2007, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $10,000 and $12,000, respectively.   For the six months ended June 30, 2008 and 2007, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $29,000 and $32,000, respectively.

(7)          LONG-TERM DEBT

The Partnership had a $4.5 million revolving credit facility with American AgCredit, PCA, which expired on July 1, 2008.  Amounts drawn on the line accrued interest at the prime lending rate.  There was $4.2 million in drawings at June 30, 2008 and no outstanding drawing on the line at June 30, 2007.

On July 8, 2008, the Partnership signed a Second Amended and Restated Credit Agreement with American AgCredit, PCA, increasing its short-term borrowing capacity under the line of credit from $4.5 million to $6.0 million.  Drawing on the new line will accrue interest at the bank’s base rate, as defined, and the Partnership will have the ability to convert all or a portion of any outstanding drawings to a fixed rate, as defined.  The line of credit will expire on June 30, 2009.  The Partnership paid financing cost of $20,000 related to the amended credit agreement, which was capitalized and will be amortized over the term of the agreement.

In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature on May 1, 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 5.1435 percent to 6.87 percent.  At June 30, 2008 and 2007, the outstanding balance under the promissory note agreement amounted to $800,000 and $1.2 million, respectively.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at June 30, 2008.  At June 30, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender has provided a waiver to the loan covenant for the quarter ended June 30, 2007.  Had the lender not waived this violation, the Partnership would have been restricted in its ability to pay distributions to the limited partners.

(8)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(9)          CASH DISTRIBUTIONS

The credit agreements with American AgCredit, PCA prohibit the declaration and payment of cash distributions through July 10, 2009.

(10)    PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		6 months ended
	6/30/08	6/30/07	6/30/08	6/30/07
Service Cost	$14,127	$15,003	$28,255	$30,006
Interest Cost	7,792	7,116	15,583	14,232
Expected Return on Assets	(11,582)	(9,880)	(23,164)	(19,760)
Amortization of Unrecognized Prior Service Costs	1,661	1,661	3,322	3,322
Net Periodic Pension Cost	$11,998	$13,900	$23,996	$27,800

(11)         INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined benefit pension plan.  Payment of the severance benefits is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	3 months ended		6 months ended
	6/30/08	6/30/07	6/30/08	6/30/07
Service Cost	$3,887	$4,624	$7,774	$9,248
Interest Cost	4,679	4,740	9,357	9,479
Net Periodic Intermittent Severance Cost	$8,566	$9,364	$17,131	$18,727

(12)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expired on May 1, 2008 and were  extended for a 60-day period.  On June 30, 2008 the parties agreed to a one-year contract, which will expire on June 30, 2009. Although the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations.

(13)  LEGAL PROCEEDINGS

In May 2008, the Partnership received  five additional “Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission” (EEOC) for charge of discrimination filed by five H-2A workers who were employed by Global Horizons, Inc., an unrelated third party labor contractor used by the Partnership.  These Notices are similar to the two Notices received by the Partnership in November 2007.  The FEP Agency has implicitly asserted that the Partnership exercised sufficient control over the Thai workers so that the Partnership should be deemed to be the “Employer” for the purpose of applying anti-discrimination laws.  The “Charging Parties” have asserted that the Partnership discriminated on the basis of race or country of origin because all workers whom the Partnership discharged were Thai.  Management has defended these charges on the bases, inter alia, that the Partnership did not exercise control over the workers, should not be deemed to be the “Employer”, and that it did not discharge the workers.  The Partnership has asserted that the Federal Government debarred Global Horizons from providing contract foreign workers and ordered Global Horizons to discharge workers, which it did.  Management is of the opinion that the claim is without merit, but that the Partnership may be forced to litigate the claim.

In the second quarter of 2008 a complaint was brought before the Hawaii Civil Rights Commission alleging that the Partnership refused to hire the complainant for a welder’s job because he admittedly smoked marijuana.  The complainant further asserted that he had a medical certificate, issued under Hawaii state law, prescribing that he could smoke marijuana for medical reasons.  The Partnership asserts, inter alia, that federal law makes possessing marijuana a crime and that the Partnership could not violate federal law.  The Partnership further defends upon a basis that the job description required the employee to operate heavy equipment in addition to being a welder and that the employee would be a threat to himself and others if he smoked marijuana and operated dangerous equipment while impaired.  Management is of the opinion that the claim is without merit, but that the Partnership may be force to litigated the claim.

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

For the six-month period ended June 30, 2008, the Partnership had net loss of $662,000 (negative $0.09 per Class A Unit) compared to a net loss of $10,000 ($0.00 per Class A Unit) for the six-month period ended June 30, 2007.  Unusual climactic conditions in late 2006 resulted in higher than normal production in the first quarter of 2007 and more normal climactic conditions in late 2007 resulted in normal production in the first quarter of 2008.  Net cash flow per class A unit for the six-month periods ended June 30, 2008 and 2007, as defined in the Partnership Agreement, amounted to $(0.05) and $0.01, respectively.

The Partnership incurred a net loss of $398,000 for the second quarter of 2008 from revenues of $1.6 million.  Net loss for the second quarter of 2007 was $356,000 from revenues of $1.2 million.  Net loss per Class A Unit for the second quarters of 2008 and 2007 amounted to ($0.05) and ($0.05), respectively.  Net cash flow per Class A Unit for the second quarters of 2008 and 2007, as defined in the Partnership Agreement, was ($0.05) and ($0.09), respectively.  The increase in the net loss for the second quarter 2008 compared to 2007 is attributable to the higher standard cost utilized in 2008 compared to 2007 and the sales of inventory with a 102% cost of goods sold component.

Owned-orchard Segment

For the three and six-month periods ended June 30, 2008 and 2007, nut production, nut prices and nut revenues based upon contract terms with moisture at 20% (WIS @ 20%) and recovery at 30% (SK/DIS @ 30%) were  as follows:

	For the Three Months
	Ended June 30,
	2008	2007	Change
Nuts harvested (000’s pounds @ WIS 20% and SK/DIS @ 30%)	155	344	-55%
First quarter adjustment	(36)	—
Processed and sold as kernel	—	(202)
Net pounds of nuts harvested and sold	119	142	-16%
Nut price (per pound)	0.5200	0.6690	-22%
Net nut sales ($000’s)	62	95	-35%
Kernel sales	875	504
Total nut sales ($000’s)	937	599	56%

	For the Six Months
	Ended June 30,
	2008	2007	Change
Nuts harvested (000’s pounds @ WIS 20% and SK/DIS @ 30%)	2,907	4,070	-29%
Processed and sold as kernel	—	(629)
Net pounds of nuts harvested and sold	2,907	3,441	-16%
Nut-in-shell sold from inventory	941	—
Total pounds of nuts sold	3,848	3,441	12%
Nut price (per pound)	0.6214	0.7030	-12%
Net nut sales ($000’s)	2,391	2,419	-1%
Kernel sales	1,227	504
Total nut sales ($000’s)	3,618	2,923	24%

Contract pounds delivered to customers under nut purchase contracts for the three and six-month periods ended June 30, 2008 were 16% less and 12% more than 2007.  The decrease was primarily attributable to the timing of nuts falling from trees and the increase was attributable to the sale of nuts harvested in the 4th quarter of 2007 that were sold from inventory.  Production during the first quarter of 2007 was unusually high due to an extended flowering period in 2006.

The average nut price received during the three and six-month periods ended June 30, 2008 were 22% and 12% lower than the same periods in 2007.  The decrease in the second quarter 2008 was primarily attributable to the effect of the market-based pricing of the Partnership’s nut purchase contracts with Island Princess and Mac Farms of Hawaii, LLC, which are tied to the Hawaii and Australia market prices.

Cost of goods sold, exclusive of additional inventory processing costs, for the three and six-month periods ended June 30, 2008 amounted to $0.57 and $0.59 per pound.  Cost of goods sold for the three and six-month periods ended June 30, 2007 amounted to $0.42 and $0.43, respectively.  The increase during 2008 compared to 2007 was attributable to a second quarter revision in management’s full year cost forecast, resulting in an increase in standard unit cost per pound harvested and recognized as expense.  Management anticipates higher costs for the remainder of 2008 related to labor and materials, as well as an increase in harvesting activity during the second half of 2008 to improve nut quality.  The spring nut production quality is historically lower than the annual average because of the seasonality of the nut drop and longer related harvest intervals.  As a greater quantity of nuts fall, the harvest intervals are shortened, improving the quality of the nuts harvested.

During the three and six-month periods ended June 30, 2008, sales of kernel separate from nut purchase contracts amounted to $875,000 and $1.2 million, respectively, compared to $504,000 of kernel sales for the three and six-month periods ended June 30, 2007.   Cost of goods sold, inclusive of inventory processing costs, for the three and six-month periods ended June 30, 2008 amounted to $859,000 and $1.2 million, respectively, compared to $476,000 costs of goods sold for the three and six-month periods ended June 30, 2007.

Crop Year Production Results

Macadamia nut production for the 2007-2008 crop year (July 1 to June 30) totaled 18.7 million pounds, which was 5.5 million pounds less than the 2006-2007 crop year.  Warm temperatures that contributed to a late and abbreviated flower/pollination season significantly affected nut production at the Keaau and Mauna Kea regions.  Additionally, Hamakua Macadamia Nut Company’s inability to accept nut deliveries from the Keaau region further affected nut production.  The Ka’u region recorded a normal flower/pollination season.  However, below average rainfall during the critical nut development period had a negative impact on overall production.

Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year Ended June 30,			2008 Under	2007 Over
	2008	2007	2006	2007	2006
Keaau	4,929	8,932	6,478	- 45%	+ 38%
Ka’u	12,385	13,634	10,832	- 9%	+ 26%
Mauna Kea	1,439	1,731	1,500	- 17%	+ 15%
Total Production	18,753	24,297	18,810	- 23%	+ 29%

A review of the orchards by the Partnership’s operations personnel indicates that the annual nut production for calendar year 2008 should be near historical levels of 20 to 21 million field pounds.  The changes in weather have resulted in a maturation pattern that has affected nut production such that the annual production should approximate historical trends even though the spring production is greater than normal.

Farming Segment

Service revenue generated from the farming of macadamia orchards owned by other growers for the three and six-month periods ended June 30, 2008 were 6% higher and 2% lower than 2007.  Costs of services provided for the three and six-month periods ended June 30, 2008 were 9% higher and 1% lower than 2007.  The fluctuation in revenues was attributable to the timing of services rendered and fluctuating production levels.  The fluctuation in expense was attributable to a revision in standard costs causing a 2% deterioration of gross margin in 2008 compared to 2007.

General and Administrative Expense

General and administrative expense for the three and six-month periods ended June 30, 2008 decreased by 12% and 8%, respectively, compared to 2007.  In 2007, the Partnership incurred significant costs related to the attempted acquisition of Mac Farms of Hawaii, LLC, which was abandoned in late 2007.  The absence of such costs in 2008 has been offset by increased legal fees associated with the Partnership’s lawsuit against Hamakua Macadamia Nut Company and certain complaints filed against the Partnership by the EEOC.

Other Income and Expenses

Interest expense for the three and six-month periods ended June 30, 2008 was $75,000 and $166,000, respectively, compared to $28,000 and $61,000 in 2007.  The increase was attributable to the Partnership maintaining an outstanding balance on the revolving line of credit in 2008.

Due to cash constraints, the Partnership has not earned any interest income during 2008 compared to $19,000 and $49,000 for the three and six-month periods ended June 30, 2007.

Other income for the first and second quarters of 2008 and 2007 was primarily attributable to cash distributions received from American AgCredit, PCA in the amount of $13,000 and $14,000, respectively.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season.

At June 30, 2008, the Partnership had a master Credit Agreement with American AgCredit, PCA comprised of a $4.5 million revolving line of credit and a 10-year, $4.0 million term loan.  On July 8, 2008 the Partnership signed a Second Amended and Restated Credit Agreement with American AgCredit, PCA which replaced the extended credit agreement.  The Second Amended and Restated Credit Agreement provides the Partnership with a $6.0 million revolving line of credit and left the 10-year, $4.0 million term loan unchanged.  The Credit Agreement contains certain restrictions, which are discussed in Part II – Item 2 below.

At June 30, 2008, the Partnership had a cash balance of $79,000 compared to $495,000 at June 30, 2007.  Cash flows used in operating activities for the six-month periods ended June 30, 2008 and 2007 totaled $740,000 and $1.6 million, respectively.  Cash flows used in operating activities for the three-month periods ended June 30, 2008 and 2007 totaled $517,000 and $2.3 million, respectively.  The improvement in operating cash flows was attributable to the implementation of cost-cutting measures and the sale of nut inventory on hand at the end of 2007.  However, due to net cash outflows from operations during the first half of 2008 and 2007, the Partnership has had to deplete its cash reserves and draw on its revolving credit facility to make distributions to unit holders, acquire capital assets, and make debt service payments on the term loan.

At June 30, 2008 the Partnership had a working capital deficit of $317,000 and a current ratio of 0.95 to 1 compared to positive working capital of $3.6 million and a current ratio of 3.48 to 1 at June 30, 2007.  The deterioration in working capital was attributable to the $4.2 million in short-term borrowings outstanding at June 30, 2008 compared to no short-term borrowings outstanding at June 30, 2007.

At June 30, 2008, the Partnership had $5.0 million in outstanding debt, comprised of $800,000 under the 10-year term loan and $4.2 million in drawings on the revolving line of credit.

Management anticipates additional draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, however believes that the amended credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs for operations as presently conducted and the amendment to the nut purchase contract with Mauna Loa Macadamia Nut Corporation will positively impact the Partnership’s cash flow from operations.  However, the Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of June 30, 2008, a one percentage point increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $8,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for two of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first half of 2008 global macadamia prices have remained stable. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound at 20% WIS and 30% SK/DIS.

The Partnership has two bargaining agreements with the ILWU Local 142.  Both agreements had been negotiated for a one-year period.

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

(b)  There have been no significant changes to internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In May 2008, the Partnership received five additional “Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission” (EEOC) for charge of discrimination filed by five H-2A workers who were employed by Global Horizons, Inc., an unrelated third party labor contractor used by the Partnership.  These Notices are similar to the two Notices received by the Partnership in November 2007.  The FEP Agency has implicitly asserted that the Partnership exercised sufficient control over the Thai workers so that the Partnership should be deemed to be the “Employer” for the purpose of applying anti-discrimination laws.  The “Charging Parties” have asserted that the Partnership discriminated on the basis of race or country of origin because all workers whom the Partnership discharged were Thai.  Management has defended these charges on the bases, inter alia, that the Partnership did not exercise control over the workers, should not be deemed to be the “Employer”, and that it did not discharge the workers.  The Partnership has asserted that the Federal Government debarred Global Horizons from providing contract foreign workers and ordered Global Horizons to discharge workers, which it did.  Management is of the opinion that the claim is without merit, but that the Partnership may be forced to litigate the claim.

In the second quarter of 2008 a complaint was brought before the Hawaii Civil Rights Commission alleging that the Partnership refused to hire the complainant for a welder’s job because he admittedly smoked marijuana.  The complainant further asserted that he had a medical certificate, issued under Hawaii state law, prescribing that he could smoke marijuana for medical reasons.  The Partnership asserts, inter alia, that federal law makes possessing marijuana a crime and that the Partnership could not violate federal law.  The Partnership further defends upon a basis that the job description required the employee to operate heavy equipment in addition to being a welder and that the employee would be a threat to himself and others if he smoked marijuana and operated dangerous equipment while impaired.  Management is of the opinion that the claim is without merit, but that the Partnership may be force to litigated the claim.

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

Item 2.  Changes in Securities

In connection with the Amended Credit Agreement with American AgCredit, PCA, certain restrictions are placed on the Partnership in regard to indebtedness, sales of assets and maintenance of certain financial minimums.  The restrictive covenants consist of the following:

1.             No restricted payments shall be declared or made during fiscal year 2008.

2.             Minimum tangible net worth as of December 31, 2008 shall not be below $41.0 million.

3.             The minimum quarterly consolidated EBITDA amount shall not be less than the amount set forth as follows:

Fiscal quarter ended March 31, 2008	$(55,000)
Fiscal quarter ended June 30, 2008	$(300,000)
Fiscal quarter ended September 30, 2008	$600,000
Fiscal quarter ended December 31, 2008	$1,150,000

4.              The Addendum to Nut Purchase Agreement shall not be terminated prior to June 30, 2009 without prior written consent of Lender.

The Partnership was in compliance with all debt covenants at June 30, 2008.  At June 30, 2007 the Partnership was in compliance with all debt covenants except for minimum tangible net worth.  The Partnership was less than 0.4% below the required amount.  The lender provided a waiver to the loan covenant for the quarter ended June 30, 2007.

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

(b)      Reports on Form 8-K:

On May 5, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended March 31, 2008.

On May 9, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership related to the entering into a Direct Financial Obligation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 12, 2008	By	/s/ Dennis J. Simonis

Dennis J. Simonis
President and
Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux

Wayne W. Roumagoux
Principal Accounting Officer