Form 10-Q
period 2008-09-30
ML MACADAMIA ORCHARDS L P
filed 2008-11-10
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September  30, 2008

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number     1-9145

ML MACADAMIA ORCHARDS, L.P.

(Exact Name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26-238 Hawaii Belt Road, HILO, HAWAII	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (808) 969-8057

Registrant’s website: www.mlmacadamia.com

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing Class A Limited Partners’ Interests	New York Stock Exchange

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

As of September 30, 2008, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	September 30,		December 31,
	2008	2007	2007

Assets
Current assets
Cash and cash equivalents	$735	$120	$283
Accounts receivable	3,305	2,020	2,275
Inventory of kernel	615	444	1,024
Inventory of nuts	—	—	946
Inventory of farming supplies	93	244	234
Deferred farming costs	1,249	3,763	—
Other current assets	248	287	172
Total current assets	6,245	6,878	4,934
Land, orchards and equipment, net	44,181	45,985	45,540
Goodwill	306	306	306
Intangible assets, net	20	10	8
Total assets	$50,752	$53,179	$50,788

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$400	$400	$400
Short-term borrowing	3,700	1,900	3,000
Accounts payable	415	311	631
Cash distributions payable	—	375	225
Accrued payroll and benefits	667	711	804
Other current liabilities	91	16	73
Total current liabilities	5,273	3,713	5,133
Non-current accrued benefits	374	406	374
Long-term debt	400	800	800
Deferred income tax liability	1,169	1,208	1,169
Total liabilities	7,216	6,127	7,476
Commitments and Contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	43,521	47,041	43,297
Accumulated other comprehensive loss	(66)	(70)	(66)
Total partners’ capital	43,536	47,052	43,312
Total liabilities and partners’ capital	$50,752	$53,179	$50,788

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Macadamia nut sales	$4,597	$1,979	$8,215	$4,902
Contract farming revenue	1,164	797	2,793	2,464
Total revenues	5,761	2,776	11,008	7,366
Cost of goods and services
Cost of macadamia nut sales	4,101	1,546	7,538	3,720
Cost of contract farming services	1,086	731	2,591	2,257
Total cost of goods sold	5,187	2,277	10,129	5,977
Gross income	574	499	879	1,389
General and administrative expenses
Other	483	874	1,285	1,744
Total general and administrative expenses	483	874	1,285	1,744
Operating income (loss)	91	(375)	(406)	(355)
Other income (expense)	885	(1)	897	12
Interest expense	(84)	(44)	(250)	(105)
Interest income	14	—	14	49
Income (loss) before tax	906	(420)	255	(399)
Income tax expense	20	16	31	47
Net income (loss)	$886	$(436)	$224	$(446)

Net cash flow (as defined in the Partnership Agreement)	$1,665	$14	$1,309	$73

Net income (loss) per Class A Unit	$.12	$(0.06)	$.03	$(0.06)

Net cash flow per Class A Unit	$.22	$0.00	$.17	$0.01

Cash distributions per Class A Unit	$0.00	$0.05	$0.00	$0.15

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.
Consolidated Statements of Partners’ Capital (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	42,635	47,852	43,297	48,612
Accumulated other comprehensive loss	(66)	(70)	(66)	(70)
	42,650	47,863	43,312	48,623

Allocation of net income (loss)
Class A limited partners	886	(436)	224	(446)
	886	(436)	224	(446)

Cash distributions:
Class A limited partners	—	375	—	1,125
	—	375	—	1,125

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	43,521	47,041	43,521	47,041
Accumulated other comprehensive loss	(66)	(70)	(66)	(70)
	$43,536	$47,052	$43,536	$47,052

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Cash received from sale of goods and services	$4,998	$1,841	$10,718	$8,282
Cash paid to suppliers and employees	(3,628)	(3,637)	(9,990)	(11,642)
Interest paid	(152)	(44)	(250)	(105)
Interest received	14	—	14	49
Net cash provided by (used in) operating activities	1,232	(1,840)	492	(3,416)

Cash flows from investing activities:
Acquisition of capital equipment	(65)	(60)	(94)	(190)
Net cash used in investing activities	(65)	(60)	(94)	(190)

Cash flows from financing activities:
Financing cost	(11)	—	(21)	—
Proceeds from line of credit	700	1,900	2,200	1,900
Payment on line of credit	(1,200)	—	(1,500)	—
Payments on long term borrowings	—	—	(400)	(400)
Cash distributions paid	—	(375)	(225)	(1,125)
Net cash provided by (used in) financing activities	(511)	1,525	54	375

Net increase (decrease) in cash	656	(375)	452	(3,231)
Cash at beginning of period	79	495	283	3,351
Cash at end of period	$735	$120	$735	$120

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$886	$(436)	$224	$(446)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	779	452	1,085	920
Decrease (increase) in accounts receivable	(1,484)	(1,022)	(1,031)	669
Decrease (increase) in inventories	265	(393)	1,496	(416)
Decrease (increase) in deferred farming costs	980	(841)	(874)	(3,242)
Decrease (increase) in other current assets	10	19	(74)	(189)
Increase (decrease) in accounts payable	(362)	270	(216)	(95)
Increase (decrease) in accrued payroll and benefits	175	150	(136)	(146)
Increase (decrease) in other current liabilities	(17)	(39)	18	(471)
Total adjustments	346	(1,404)	268	(2,970)
Net cash provided by (used in) operating activities	$1,232	$(1,840)	$492	$(3,416)

Supplemental schedule of non-cash financing activities Distributions declared not paid	$—	$375	$—	$375

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2008, September 30, 2007 and December 31, 2007 and the results of operations, changes in partners’ capital and cash flows for the three and nine-month periods ended September 30, 2008 and 2007.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(2)   LIQUIDITY

At September 30, 2008 the Partnership had a cash balance of $735,000 compared to $120,000 at September 30, 2007.  For the nine-month period ended September 30, 2008 net cash provided by operating activities was $492,000 compared to net cash used by operations of $3.4 million for the nine-month period ended September 30, 2007.  Cash flows provided by operating activities for the three-month period ended September 30, 2008 was $1.2 million and net cash used in operating activities for the three-month period ended September 30, 2007 was $1.8 million.  The improvement in operating cash flows was attributable to increased production of nuts and the sale of nuts and kernel inventory on hand at the end of 2007.

At September 30, 2008 the Partnership had a working capital of $971,000 and current ratio of 1.18 to 1, compared to $3.2 million and 1.85 to 1 at September 30, 2007.  The deterioration in working capital was attributable to the $3.7 million in short-term borrowings outstanding at September 30, 2008 compared to $1.9 million in short-term borrowings outstanding at September 30, 2007.

Management believes that the Partnership has adequate liquidity to sustain its operations and will generate positive operating cash flows in the final quarter of 2008.

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

The Partnership estimates the charge to the farming operations for the administrative costs based upon prior years actual costs.  The analysis of the recovery for the administrative costs from the farming operation determined that the expense recovery rate was too high.  Accordingly, the Partnership recorded a $425,000 reduction to the recovery estimate in the third quarter of 2008, which resulted in a $425,000 reduction in the owned orchards cost of goods sold for the quarter.  This revision in the recovery rate also resulted in a corresponding increase to deferred farming costs as of September 30, 2008.

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three and nine-month periods ended September 30, 2008 and 2007 (000’s).  Due to seasonality of crop patterns, interim results are not necessarily indicative of annual performance.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Owned orchards	$4,597	$1,979	$8,215	$4,902
Contract farming	4,248	1,424	8,589	6,547
Intersegment elimination (all contract farming)	(3,084)	(627)	(5,796)	(4,083)
Total	$5,761	$2,776	$11,008	$7,366

Operating income (loss):
Owned orchards	$14	$(441)	$(607)	$(562)
Contract farming	77	66	201	207
Total	$91	$(375)	$(406)	$(355)

Depreciation:
Owned orchards	$743	$416	$983	$812
Contract farming	31	34	93	102
Total	$774	$450	$1,076	$914

Expenditures for property and equipment:
Owned orchards	$65	$60	$94	$190
Contract farming	—	—		—
Total	$65	$60	$94	$190

Segment assets:
Owned orchards			$43,187	$46,030
Contract farming			7,455	7,112
Total			$50,642	$53,142

All revenues are from sources within the United States of America.

(5)   DEFERRED FARMING COSTS AND INVENTORY

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

 Deferred farming cost amounted to $1.2 million and $3.8 million at September 30, 2008 and 2007, respectively.  The decrease in deferred farming cost is primarily attributed to the increased production of nuts during 2008, and was partially offset by a $425,000 reduction to the recovery estimate in the third quarter of 2008.

  Nut inventory amounted to $615,000 at September 30, 2008 and $444,000 at September 30, 2007.  There were no nut inventory write-downs during the three and nine-month periods ended September 30, 2008.

Inventory of farming supplies amounted to $93,000 at September 30, 2008 and $244,000 at September 30, 2007.  The decrease in supplies inventory was primarily attributable to the write off of grafted macadamia trees held in the nursery which cannot be used or sold by the Partnership.

(6)          GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended September 30, 2008 and 2007, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $23,000 and $15,000, respectively.  For the nine months ended September 30, 2008 and 2007, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $53,000 and $47,000, respectively.

(7)          CREDIT FACILITIES - DEBT

The Partnership has a $6 million revolving credit facility with American AgCredit, PCA, which expires on June 30, 2009.  Amounts drawn on the line accrue interest at the prime lending rate.  There was $3.7 million in drawings at September 30, 2008 and $1.9 million in drawings at September 30, 2007.  It is management’s intent to renegotiate the terms or the revolving credit agreement or find alternative financing prior to its maturity.

In addition to the revolving credit facility the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature on May 1, 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 5.1435 percent to 6.87 percent.  At September 30, 2008 and 2007, the outstanding balance under the promissory note agreement amounted to $800,000 and $1.2 million, respectively.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at September 30, 2008 and 2007.

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		9 months ended
	9/30/08	9/30/07	9/30/08	9/30/07
Service Cost	$14,128	$15,002	$42,383	$45,008
Interest Cost	7,792	7,116	23,375	21,348
Expected Return on Assets	(11,582)	(9,880)	(34,746)	(29,640)
Amortization of Unrecognized Prior Service Costs	1,660	1,661	4,982	4,983
Net Periodic Pension Cost	$11,998	$13,899	$35,994	$41,699

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	3 months ended		9 months ended
	9/30/08	9/30/07	9/30/08	9/30/07
Service Cost	$3,887	$4,624	$11,661	$13,872
Interest Cost	4,679	4,740	14,035	14,219
Net Periodic Intermittent Severance Cost	$8,566	$9,364	$25,696	$28,091

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

(13)    LEGAL PROCEEDINGS

The Partnership’s lawsuit against Hamakua Macadamia Nut Company is continuing but no change in the status has occurred as of the date of this report.  There is no change in the status of the lawsuit brought by the EEOC.

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

For the nine-month period ended September 30, 2008, the Partnership had a net income of $224,000 ($0.03 per Class A Unit) compared to a net loss of $446,000 (negative $0.06 per Class A Unit) for the nine-month period ended September 30, 2007.  The Partnership generated a net income of $886,000 for the three-month period ended September 30, 2008 from revenues of $5.8 million.  Net loss for the three-month period ended September 30, 2007 was $436,000 from revenues of $2.8 million.  The increase in net income for the three-month period ended September 30, 2008 and the nine-month period ended September 30, 2008 is the result of crop insurance claim in the amount of $886,000 representing a nut production loss of 1.2 million pounds in the crop year ended June 30, 2008.  The insurance claim is reflected as an increase in accounts receivable in the statement of cash flows.  Once received, the Partnership intends to use the crop insurance proceeds to service its line of credit.

Net cash flow per Class A Unit for the nine-month periods ended September 30, 2008 and 2007, as defined in the Partnership Agreement, amounted to $0.17 and $0.01, respectively.  Net income per Class A Unit for the third quarter of 2008 amounted to $0.12 compared to net loss per Class A Unit of ($0.06) for the third quarter of 2007.  Net cash flow per Class A Unit for the third quarters of 2008 and 2007, as defined in the Partnership Agreement, was $0.22 and $0.00, respectively.

Owned-orchard Segment

For the three and nine-month periods ended September 30, 2008 and 2007, nut production, nut prices and nut revenues based upon contract terms with moisture at 20% (WIS @ 20%) and recovery at 30% (SK/DIS @ 30%) were  as follows:

	For the Three Months Ended September 30,

	2008	2007	Change
Nuts harvested (000’s pounds @
WIS 20% and SK/DIS @ 30%)	6,763	4,124	64%
Processed as kernel and held in inventory	—	(694)
Net pounds of nuts harvested and sold	6,763	3,430	97%
Nut price (per pound)	0.6584	0.5771	14%
Net nut sales ($000’s)	4,453	1,979	125%
Kernel sales	144	—
Total nut sales ($000’s)	4,597	1,979	132%

	For the Nine Months Ended September 30,

	2008	2007	Change
Nuts harvested (000’s pounds @
WIS 20% and SK/DIS @ 30%)	9,670	8,194	18%
Processed and sold as kernel	—	(629)
Processed as kernel and held in inventory	—	(694)
Net pounds of nuts harvested and sold	9,670	6,871	41%
Nut-in-shell sold from inventory	941	—
Total pounds of nuts sold	10,611	6,871	54%
Nut price (per pound)	0.6450	0.6401	1%
Net nut sales ($000’s)	6,844	4,398	56%
Kernel sales	1,371	504	172%
Total nut sales ($000’s)	8,215	4,902	68%

Production for the third quarter of 2008 was 64% higher than the third quarter of 2007.  For the nine-month period ended September 30, 2008 production was 18% higher than the same period in 2007.  The increase in production was attributable to the timing of nuts falling from the trees.  In the third quarter of 2008, all of the pounds produced were sold to customers under nut purchase contracts, compared to 2007 when 83% of pounds produced were sold under nut purchase contracts and 17% was processed as kernel and held in inventory.   For the nine-month period ended September 30, 2008 contract pounds sold was 54% more than 2007.

The average nut price received during the three and nine-month periods ended September 30, 2008 were 14% and 1% higher than the same periods in 2007.  The increase in the third quarter 2008 was primarily attributable to the effect of the market-based pricing of the Partnership’s nut purchase contract with MacFarms of Hawaii, LLC, which is tied to the Hawaii and Australia market prices, and the contract addendum with Mauna Loa Macadamia Nut Corporation.

Cost of goods sold, exclusive of additional inventory processing costs, for the three and nine-month periods ended September 30, 2008 amounted to $.58 and $0.63 per pound.  Cost of goods sold for the three and nine-month periods ended September 30, 2007 amounted to $0.45 and $0.50, respectively.  The increase during 2008 compared to 2007 was attributable to a revision in management’s full year cost forecast, resulting in an decrease in standard unit cost per pound harvested and recognized as expense.  Management anticipates higher costs for the remainder of 2008 related to labor and materials, as well as an increase in harvesting activity during the fourth quarter of 2008 to improve nut quality.  The spring nut production quality is historically lower than the annual average because of the seasonality of the nut drop and longer related harvest intervals.  As a greater quantity of nuts fall, the harvest intervals are shortened, improving the quality of the nuts harvested.

During the three and nine-month periods ended September 30, 2008, sales of kernel separate from nut purchase contracts amounted to $144,000 and $1.4 million, respectively.  There were no kernel sales in the three-month period ended September 30, 2007 and kernel sales for the nine-month period ended September 30, 2007 was $504,000.   Cost of kernels sold, inclusive of inventory processing costs, for the three and nine-month periods ended September 30, 2008 amounted to $162,000 and $1.4 million, respectively.  There was no cost of goods sold for the three-month period ended September 30, 2007 and cost of goods sold for the nine-month period ended September 30, 2007 was $476,000.

Farming Segment

Service revenue generated from the farming of macadamia orchards owned by other growers for the three and nine-month periods ended September 30, 2008 were 46% and 13% higher than 2007, respectively.  Costs of services provided for the three and nine-month periods ended September 30, 2008 were 49% higher and 15% higher than 2007, respectively.  The fluctuation in revenues was attributable to the timing of services rendered and fluctuating production levels.  The fluctuation in expense was attributable to a revision in standard costs resulting in a 2% improvement of gross margin in 2008 compared to 2007.

General and Administrative Expense

General and administrative expense for the three and nine-month periods ended September 30, 2008 decreased by 45% and 26%, respectively, compared to 2007.  In 2007, the Partnership incurred significant costs related to the attempted acquisition of Mac Farms of Hawaii, LLC, which was abandoned in late 2007.  The absence of such costs in 2008 has been offset by increased legal fees associated with the Partnership’s lawsuit against Hamakua Macadamia Nut Company and certain complaints filed against the Partnership by the EEOC.

Other Income and Expenses

Interest expense for the three and nine-month periods ended September 30, 2008 was $84,000 and $250,000, respectively, compared to $44,000 and $104,000 in 2007.  The increase was attributable to the Partnership maintaining a higher outstanding balance on the revolving line of credit in 2008.

Interest income for the three and nine-month periods ended September 30, 2008 was $14,000 and reflects the interest charged on a customer’s accounts receivable balance.  Due to cash constraints, the Partnership has less interest income during 2008 compared to $49,000 earned in the nine-month period ended September 30, 2007.

Other income for the third quarter of 2008 was primarily attributable to the accrual of crop insurance claims in the amount $886,000.  Crop insurance claims result from an insurance policy that provides coverage if the production in designated blocks is less than 75% of a ten year moving average.

Other income for the nine-month period ended September 30, 2008 was $897,000 and includes cash distribution received from American AgCredit, PCA in the amount of $12,000.  Other income for the nine-month period ended September 30, 2007 was primarily attributable to a cash distribution from American AgCredit, PCA in the amount of $14,000.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $6 million revolving line of credit and a 10-year, $4 million term loan.  The Credit Agreement contains certain restrictions which are discussed in Part II — Item 2, below.

At September 30, 2008, the Partnership had a cash balance of $735,000 compared to $120,000 at September 30, 2007.  Cash flows provided by operating activities for the nine-month periods ended September 30, 2008 was $492,000 compared to $3.4 million used in operations for the nine-month period ended September 30, 2007.  Cash flows provided by operating activities for the three-month period ended September 30, 2008 was $1.2 million compared to $1.8 million used in operations for the same period in 2007.  The improvement in operating cash flows was attributable to cash received on the increased nut production in 2008.  The improvement in operating cash flows was attributable to the implementation of cost-cutting measures and the sale of nut inventory on hand at the end of 2007.  However, due to net cash outflows from operations during the first half of 2008 and 2007, the Partnership has had to deplete its cash reserves and draw on its revolving credit facility to make distributions to unit holders, acquire capital assets, and make debt service payments on the term loan.

At September 30, 2008 the Partnership had working capital of $971,000 and a current ratio of 1.18 to 1 compared to a working capital of $3.2 million and a current ratio of 1.85 to 1 at September 30, 2007.  The deterioration in working capital was primarily attributable to the $3.7 million in short-term borrowings outstanding at September 30, 2008 compared to $1.9 million in short-term borrowings outstanding at September 30, 2007.

At September 30, 2008, the Partnership had $4.5 million in outstanding debt, comprised of $800,000 under the 10-year term loan and $3.7 million in drawings on the revolving line of credit.

Management anticipates additional draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, however believes that the amended credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs for operations as presently conducted and the addendum to the nut purchase contract with Mauna Loa Macadamia Nut Corporation will positively impact the Partnership’s cash flow from operations.  However, the Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR, the Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate.  As of September 30, 2008, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $8,000.   Details of the Partnership’s credit facilities are summarized in Note (7) on page 9.

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

The Partnership has two bargaining agreements with the ILWU Local 142.  Both agreements have been negotiated for a one-year period effective June 30, 2008.

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

(b) There have been no significant changes to internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The Partnership’s lawsuit against Hamakua Macadamia Nut Company is continuing but no change in the status has occurred as of the date of this report.  There is no change in the status of the lawsuit brought by the EEOC.

Item 2.  Changes in Securities

In connection with the Amended Credit Agreement with American AgCredit, PCA, certain restrictions are placed on the Partnership in regard to indebtedness, sales of assets and maintenance of certain financial minimums.  The restrictive covenants consist of the following:

1.              No restricted payments shall be declared or made through June 30, 2009.

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

The Partnership was in compliance with all debt covenants at September 30, 2008 and 2007.

Item 5.  Other Information

The Partnership is required to maintain market capitalization of at least $25 million on a 30-trading day average to meet the continued listing criteria of the NYSE.  At this time, the market capitalization of the Partnership is less than that amount and the Partnership expects to receive formal notice of a decision to delist the Partnership’s Depository Receipts (representing Class A Units of limited partners’ interests) from the NYSE.  While the NYSE decision to delist the Depository Receipts is subject to appeal, the Partnership believes that it would be in the best interest of its unit holders not to contest this action.  Therefore, the Partnership is pursuing alternatives for repositioning itself on another exchange.  In the interim, management is making arrangements for the securities to continue to be traded through the Over The Counter Bulletin Board (OTCBB).

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

(b)  Reports on Form 8-K:

On July 7, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, related to the maturity date of the American AgCredit  revolving loan.

On July 14, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the amended credit agreement with American AgCredit, PCA and the addendum to the nut purchase agreement with Mauna Loa Macadamia Nut Corp.

On August 13, 2008, the Partnership filed a “Regulation FD Disclosure” on Form 8-K, which included a copy of a press release issued by the Partnership setting forth the results of operations for the quarter ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 10, 2008	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Executive Officer

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer