Form 10-K
period 2008-12-31
ML MACADAMIA ORCHARDS L P
filed 2009-03-30
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-9145

ML MACADAMIA ORCHARDS, L.P.

(Exact Name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26-238 Hawaii Belt Road, HILO, HAWAII	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (808) 969-8057

Registrant’s website:  www.mlmacadamia.com

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing
Class A Limited Partners’ Interests	OTC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the  definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of March 20, 2009, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $14,250,000 (based on the closing price on that date of $1.90 per Unit).

PART I

Item 1.  BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware.  The Partnership is engaged in the business of growing and farming macadamia nuts in the State of Hawaii.  The Partnership believes that it is one of the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 4,190 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)  In addition, the Partnership farms approximately 2,000 tree acres of macadamia nut orchards for other orchard owners under farming contracts.

The Partnership commenced operations in June 1986, following its acquisition 2,423 tree acres of macadamia nut orchards from subsidiaries of C. Brewer and Company, Ltd. (“CBCL”).  In December 1986 and October 1989, the Partnership acquired 266 and 1,260 additional tree acres of macadamia nut orchards from subsidiaries of CBCL.  In September 1991 the Partnership acquired 78 tree acres of macadamia nut orchards from CBCL.  On May 1, 2000, the Partnership acquired 142 tree acres of macadamia nut orchards and its macadamia farming operations from subsidiaries of CBCL.  In April 2006 the Partnership acquired approximately 21 tree acres of macadamia nut orchards from J.W. A. Buyers.  The farming operations consist of farming contracts, farming equipment, vehicles, a husking plant, irrigation well, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming.  All the assets and operations are located on the island of Hawaii.

The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.

During 2006 the Partnership sold all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under four nut purchase contracts.  Three of these nut purchase contracts representing approximately 16 million field pounds per annum, expired on December 31, 2006 and the fourth contract representing approximately 6.3 million field pounds per annum expires December 31, 2011. In lieu of renegotiating the expired nut purchase contracts with Mauna Loa, the Partnership executed nut purchase contracts with three other processors; Hamakua Macadamia Nut Company, Inc. (“Hamakua”), MacFarms of Hawaii, LLC (“MacFarms”) and Purdyco International, Ltd. dba Island Princess (“Island Princess”) beginning January 1, 2007.  On October 31, 2008 the nut purchase contract with Island Princess was terminated and subject to certain conditions, the Partnership has agreed to terminate the Hamakua contract as of June 10, 2009. The details of the Partnership’s nut purchase contracts are discussed in Item 1 (c), Owned Orchard Segment on page 3.

Ownership of Class A Units confers no direct or indirect interest in CBCL, DBE, Mauna Loa, Hamakua, MacFarms or Island Princess, or any of their affiliated entities.

 (b) Financial Information about Industry Segments

The response to this section of Item 1 incorporates by reference Note 3 to the Notes to Consolidated Financial Statements.

(c) Narrative Description of the Business

Owned-Orchard Segment

The Partnership’s average annual nut production has been between 20.5 and 22.0 million field pounds.  The four nut purchase contracts, which were in effect during 2008 provided for the sale of between 18 and 19 million field pounds.  For 2009, the Partnership has nut purchase contracts providing for the sale of approximately 21 to 27 million field pounds.  The Partnership must find other buyers or a processor to purchase or process nut production not committed and purchased under purchase contracts.

During 2008 the Partnership sold macadamia nuts from its orchards to Mauna Loa, MacFarms and Island Princess under nut purchase contracts and related addendums.  The Partnership attempted to sell and deliver macadamia nuts to Hamakua under the terms of its nut purchase contract, but Hamakua refused to accept delivery of any macadamia nuts from the Partnership during 2008.  Despite Hamakua’s refusal to take delivery, the Partnership was able to sell all of its 2008 nut production.

During 2007 the Partnership sold macadamia nuts from its orchards to Mauna Loa, MacFarms and Island Princess under nut purchase contracts.  Hamakua did not purchase any of the Partnership’s 2007 production and instead processed the Partnership’s macadamia nuts into kernel for the Partnership to sell in the wholesale market.  The Partnership was unable to sell all of its production in 2007 and had $2.0 million of kernel and unsold nuts at December 31, 2007 carrying inventory into a subsequent year for the first time since its inception.  During 2008 the Partnership sold $2.0 million of this inventory.

During 2006 the Partnership sold all of its macadamia nut production to Mauna Loa under four nut purchase contracts.  Mauna Loa processes and markets the nuts under the Mauna Loa® brand name and is believed to be one of the largest processors and marketers of macadamia nuts in the world.  The Partnership was Mauna Loa’s largest single supplier of macadamia nuts in 2006.

Nut Purchase Contracts.  During 2008 the Partnership had four nut purchase contracts with: Mauna Loa, MacFarms, Island Princess (terminated October 31, 2008) and Hamakua (to be terminated), as detailed below.  Nut purchase contracts require the buyer to purchase a quantity of macadamia nuts.  Nuts from the field are weighed after they are husked, which leaves the nut still in its hard shell, referred to as wet-in-shell.  Orchard to orchard and year to year, wet-in-shell nuts have varying moisture and saleable kernel contents, accordingly, each nut purchase contract has a standard wet-in-shell moisture of 20% (“WIS”) and a standard saleable kernel / dry-in-shell of 30% (“SK/DIS) to which the delivered field pounds are adjusted to determine the pounds for which the Partnership is paid.  If the moisture content is above the 20% standard, then the pounds of nuts paid for will be less than the pounds actually delivered.  Conversely, if the moisture content is below the 20% standard, then the pounds of nuts paid for will be greater than the pounds of nuts actually delivered.  If the SK/DIS recovery is above the 30% standard, then the number of pounds paid for will be greater than the actual pounds delivered.  Conversely, if the SK/DIS recovery is below the 30% standard, then the number of pounds paid for will be less than the actual pounds delivered.  Transfer of ownership for the nuts from the Partnership to the purchaser is at the time of delivery to the purchaser’s processing plant.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million pounds of wet-in-shell nuts, effective January 1, 2006 and expiring December 31, 2011.  The contract provided for a nut price of $0.74 per WIS pound in 2006 and $0.75 per WIS SK/DIS pound in 2007.  The purchase price will increase annually by $0.01 per WIS SK/DIS pound, except 2008, until it reaches $0.78 per WIS SK/DIS pound in 2011.  On July 9, 2008 an addendum to the June 1, 2006 nut purchase contract was executed with Mauna Loa for the delivery of an additional 9.0 million pounds of field nuts during the period July 21, 2008 through June 30, 2009 at a purchase price of $0.60 per pound on a WIS SK/DIS basis.  The addendum provided for an additional 3.0 million pounds to be delivered if mutually agreed on the same basis as the additional 9.0 million pounds.  On November 3, 2008 it was agreed that any additional pounds over the 9.0 million pounds delivered until December 31, 2008 would have a nut purchase price of $0.63 instead of $0.60 per pound on a WIS SK/DIS basis.  On March 23, 2009 the parties executed an amendment to the June 1, 2006 contract for the delivery of an additional 9.0 to 15.0 million wet-in-shell pounds at a purchase price of $0.63 per pound on a WIS SK/DIS basis.

On December 16, 2004, the Partnership executed a nut purchase contract with Hamakua for the annual delivery of 6.0 million wet-in-shell pounds, effective January 1, 2007, and with 2.0 million field pounds expiring in each year ending December 31, 2008, December 31, 2010, and December 31, 2012, respectively. The contract provides for a minimum price of $0.75 per WIS pound and a maximum price of $0.95 per WIS SK/DIS. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process macadamia nuts into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  The contract required Hamakua to purchase approximately 6.0 million field pounds of nuts during 2008, approximately 4.0 million field pounds of nuts per annum in the years 2009-2010, and 2.0 million field pounds of nuts per annum in the years 2011-2012.  Hamakua refused to accept delivery of any macadamia nuts during 2008.  Subject to the satisfaction of certain conditions the parties have agreed to terminate the contract as of June 10, 2009 and the Partnership does not expect any additional nuts will be purchased thereunder.  See Item 3. Legal Proceeding page 13 for additional information.

On January 5, 2006, the Partnership executed a nut purchase contract with Island Princess for the annual delivery of approximately 2.0 million field pounds, effective January 1, 2007 and expiring on December 31, 2011.  The nut price is determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 was $0.608 and July — December 2007 was $0.494 per WIS SK/DIS pound.  The effective price for January — June 2008 was $0.494 and July — December 2008 was $0.55, per WIS SK/DIS pound.  This nut purchase agreement was terminated October 31, 2008 by mutual agreement.

On January 6, 2006, the Partnership executed a nut purchase contract with MacFarms for the annual delivery of between 5.0 and 6.0 million field pounds per annum, effective January 1, 2007 and expiring on December 31, 2011.  The nut price is determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 was $0.608 and July — December 2007 was $0.494, per WIS SK/DIS pound.  The effective price for January — June 2008 was $0.494 and July — December 2008 was $0.55, per WIS SK/DIS pound.  In connection with the orchard purchased from J.W.A. Buyers in April 2006, the Partnership agreed to sell approximately 100,000 field pounds harvested from this orchard to MacFarms for $0.98 per WIS SK/DIS pound through January 6, 2007.

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central/South America.  For the 2008 crop, Hawaii supplied 18% of the world crop, and Australia, the world’s largest producer, supplied 39%.  The Partnership supplies about 30% of the Hawaii crop from orchards it owns or leases and the orchards it farms for others supply about 15% of the Hawaii crop to processors on Hawaii.    All of the Partnership’s production has historically only been sold to Hawaii processors as shipping the crop to processors outside of Hawaii has not been required nor cost effective.  The processors have the ability to purchase nuts from other local farmers and kernel from local and foreign processors to satisfy their requirements.  Nuts that are not purchased by the local processors would need to be processed into kernel for future sale or sold to a foreign buyer.  This was the case in 2007 when the Partnership was not able to sell all of its production and had unsold nuts held in inventory and nuts it had processed into kernel, which the Partnership eventually sold or inventoried for future sale.

Macadamia Farming Segment

The Partnership farms 4,190 acres of macadamia orchards, owned or leased and macadamia orchards owned by other growers (approximately 2,008 acres during 2008 and 2007, and 2,029 acres during 2006) under farming contracts.

All orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership currently provides services under approximately seventeen farming contracts.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs, collect a pro-rata share of indirect costs and overheads, and charge a fee for these services, either as a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.  Approximately 150 acres are farmed under year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016, contracts for approximately 410 acres expire July 31, 2029, contracts for approximately 280 acres expire June 30, 2033, contracts for approximately 610 acres expire September 30, 2078, and contracts for approximately 480 acres expire September 30, 2080.  Each owner is responsible for the sale of the nuts from their orchards and the Partnership will arrange for the nuts to be delivered to the purchaser of the nuts at the owner’s cost.

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

During the harvest season, the nuts are collected every six to ten weeks.  Nut quality deteriorates if they remain on the ground too long.  The harvested nuts are then transported to husking facilities, which are located in Ka’u and Keaau.  The Keaau husking facility is owned and operated by Mauna Loa, and the Ka’u husking facility is owned and operated by the Partnership.  Nuts harvested in the Mauna Kea region are transported to the husking facility in Keaau.  At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content.  Kernel quality is determined from samples taken.  The final adjustments under the nut purchase contracts are made to determine the appropriate payment for the nuts.  Title to the nuts passes to buyer after delivery to the buyer’s processing plant.  Further processing of the nuts is done by the buyers at this time.

Stabilization Payments

In December 1986, the Partnership leased a 266-acre orchard that was several years younger than other orchards of the Partnership.  Because of the relative immaturity of the newer orchard, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years than for the other older orchards.

Accordingly, the lessor of this orchard Ka’u Agribusiness Company, Inc. (“KACI”), agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of the target cash flow level, which approximated $507,000.  Stabilization payments for any given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.  For the years from 1987 through 1993, inclusive, the Partnership received a total of $1,628,000 (including a 4% Hawaii general excise tax) in stabilization payments under this agreement.

The Partnership accounted for stabilization payments (net of the 4% Hawaii general excise tax) as a reduction in the cost basis of the orchards acquired.  As such, these payments are being reflected in the Partnership’s net income ratably through 2019 as a reduction to the depreciation expense reported for this orchard.

In return, the Partnership is obligated to pay the lessor (the Olson Trust who purchased KACI’s interest) 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2008 or 2007.  Additional rent of $62,000 was paid in 2006.

Loan Agreement.

On July 8, 2008, the Partnership and the General Partner entered into a Second Amended and Restated Credit Agreement with American Ag Credit, PCA, as successor-in-interest of the Pacific Coast Farm Credit Services, PCA (“Lender”).  This agreement superseded the Credit Agreement dated May 1, 2000, as amended and restated.  The agreement provides for a revolving line of credit in the maximum amount of $6,000,000 and a term loan.  As of December 31, 2008, the balance of the revolving line of credit was $900,000 and the balance of the term loan was $800,000.  The revolving line of credit matures on June 30, 2009 and the term loan matures on May 1, 2010.  Interest is payable quarterly.  A principal payment of $400,000 is due on May 1, 2009 on the term loan.  At this time, $340,000 of the term loan bears interest at a fixed rate of 5.1435% per annum, which rate expires on May 1, 2009, at which time the term loan would bear interest at the base rate, which is Wall Street Journal prime plus .75%.  The Partnership has a right to convert the interest rate on all or part of the loan to a fixed rate by providing notice to the Lender, in which event that fixed rate shall be equal to Libor plus 2.75% for the period selected.  $460,000 of the term loan bears interest at a fixed rate of 6.87% per annum, which rate expires on May 1, 2010.  Advances under the revolving credit facility bear interest at the base rate unless the Partnership elects to convert the rate to a fixed rate in accordance with the provisions above.  At this time, interest on revolving advances is currently at 4.0% per annum.

The loans are secured by all personal property assets of the Partnership and all of the real property owned by the Partnership.  Subject to certain exceptions, the loan agreement restricts the Partnership’s ability to change its capital structure, to make certain investments, loans or advances, to incur indebtedness, create liens, sell assets, or take certain other actions.  The Partnership is also prohibited from making any payments or other distributions in respect of any Partnership interest in the Partnership or to acquire a Partnership interest or to make any payments or contributions to any partner except for reasonably equivalent value.  The Partnership is required to maintain its tangible net worth as of the last day of each fiscal quarter, commencing September 30, 2008 at $41,000,000, which shall be increased dollar for dollar by the amount of positive consolidated net income achieved by the Partnership commencing October 1,

2008 and thereafter.  The Partnership also must maintain consolidated EBITDA of not less than $600,000 for the quarter ended September 30, 2008, $1,150,000 for the four quarters ended December 31, 2008 and not less than $1,200,000 for the four quarters ended March 31, 2009 and thereafter.  The Partnership may not terminate the Addendum to the Purchase Contract with Mauna Loa prior to June 30, 2009, without the prior written consent of the Lender.  As of December 31, 2008, the Partnership was in compliance with this loan agreement.  For further information, see Note 7 to the Consolidated Financial Statements of the Partnership.

On March 25, 2009, the Lender provided the Partnership with a commitment to amend the Credit Agreement to extend the revolving line of credit for an additional year on the same terms and conditions as provided in the Second Amended and Restated Credit Agreement.  The commitment Agreement would reduce the revolving line of credit to $5,000,000, increase the interest rate by 25 basis points per annum, increase the fixed rate by 50 basis points per annum but maintain other terms and conditions.  The commitment is conditioned upon no material adverse affect on the financial condition of the Partnership, no material damage or destruction to the orchards owned by the Partnership and the payment of a fee of $25,000 plus normal reimbursable expenses.  The Partnership intends to satisfy these conditions and extend the line of credit.  There are no assurances that the Partnership will be able to continue to comply with the terms of the loan agreement or will be able to extend the terms of this loan agreement after June, 2010.

Employees.  As of December 31, 2008, the Partnership employed 227 people, of which 149 were seasonal employees.  Of the total, 21 are in farming supervision and management, 193 in production, maintenance and agricultural operations, and 13 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002, but were extended until April 30, 2005.  The parties agreed to a three-year contract, which expired on April 30, 2008 and was extended for a 60-day period.  On June 30, 2008 the parties agreed to a one-year contract, which will expire on June 30, 2009.  Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations when the current agreement expires.

Item 1A.  Risk Factors

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

Macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.1% in 2008, 0.4% in 2007, and 0.5% in 2006. Both crop and tree insurance are in place to protect the Partnership against significant and catastrophic losses.

Diseases and Pests.  Macadamia trees are susceptible to various diseases and pests which can affect the health of the trees and resultant nut production.  There are several types of fungal diseases, which can affect flower and nut development.  One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau and Mauna Kea during periods of persistent inclement weather.

Tree losses may occur due to a problem known as “Macadamia Quick Decline” (“MQD”).  Research at the University of Hawaii indicates that this affliction is due to Phytophthora acapsici which is associated with high moisture and poor drainage conditions.  Both the Keaau and Mauna Kea Orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 0.2% in 2008, 1.1% in 2007, and 1.0% in 2006.

Macadamia trees and production may also be affected by insects and other pests.  The Southern Green Stink Bug disfigures the mature kernel and contributes to a historical loss of nuts of 1.2%.  Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels.  An insect known as the Koa Seed Worm (“KSW”) causes fully sized nuts to fall that have not completed kernel development.  The affect of the KSW contribute to an average loss of nuts of 4.0%.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Nut damage caused by the TNB resulted in about 1.0% loss in 2008.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

Natural enemies are relied upon to manage insects that contribute to nut loss.  Without these biocontrol agents, greater losses are possible.  Pesticides are available to manage these economic insect pests when treatment costs and nut loss justify its use, and when its use does not disrupt the natural enemy population.

Honey bees are placed in the orchards to supplement other insect pollinators during the flower season.  In late 2008, the Hawaii Department of Agriculture identified the Varroa mite on feral honey bees near the port of Hilo, Hawaii.  This mite is an ectoparasite that attaches to the body of honey bees and weakens it which can result in destroying bee hives and colonies.  The apiaries that place hives in the macadamia nut orchards must manage this pest with miticide to maintain healthy bee colonies and avoid the development of pest resistance to the miticide.

Rainstorms and Floods.  The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms.  In November 2000 the Ka’u region was affected by flooding.  This flooding resulted in some nut loss and expected 2000 harvesting being deferred to 2001.  Since the flood in 2000 heavy rain in the Ka’u region has not produced flooding of any consequence.

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

Insurance.  The Partnership obtains tree insurance each year under a federally subsidized program.  The tree insurance for 2009 provides coverage up to a maximum of approximately $12.5 million against catastrophic loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2008-2009 crop year and provides coverage up to a maximum of approximately $11.7 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
2004	54.9”	142.7”	151.5”
2005	34.7”	133.8”	171.8”
2006	70.9”	138.7”	178.3”
2007	37.8”	126.7”	158.3”
2008	44.7”	136.2”	125.4”

During 2008 the Ka’u, Keaau and Mauna Kea areas recorded 100%, 101% and 85%, respectively, of the normal average annual rainfall in their area of the island.

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

Employees.  Our farming operations require a large number of workers, many on a seasonal basis.  The labor market on the island of Hawaii is very competitive and most of our employees are unionized under contracts which expire in June 2009.  In previous years, we have obtained the services of foreign workers, which we have not continued.  In the event that we are not able to obtain and retain both permanent and seasonal workers to conduct our farming operations, or in the event that we are not able to maintain satisfactory relationships with our unionized workers, our financial results could be negatively impacted.

Key Personnel.  Certain key personnel are critical to our business.  Our future operating results depend substantially upon the continued service of our key personnel who are not bound by employment or non-competition agreements.  Our future operating results also depend in significant part upon our ability to attract and retain qualified management, technical and support personnel.  We cannot ensure success in attracting or retaining qualified personnel.  There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in those positions and it may become increasingly difficult for us to hire personnel over time.  Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Environmental.  Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and our farming operations and could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under, or in property that we currently own, lease or that we previously owned or leased or upon which we currently or previously conducted farming operations.  These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances.  The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to use or sell certain real property, use it as collateral or result in fines or clean up costs.  Future environmental laws could impact our farming operations or increase our cost of goods.

Market and customers.  A decline in worldwide macadamia nut prices may adversely affect the price the Partnership may be able to obtain under future nut purchase contracts.  There are a limited number of customers available to purchase the Partnership’s nut production.  As of March 23, 2009, the Partnership has nut purchase contracts calling for the purchase of approximately 21.0 to 27.0 million field pounds of its production during 2009 (not including the Hamakua contract which is expected to be terminated in June 2009).  Accordingly, the Partnership must find buyers for the production in 2009 which exceeds that amount.  If the Partnership is not able to obtain nut purchase contracts for our production or our customers are unable to perform under their contracts or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.  If the market for the Partnership’s inventory were to decline the Partnership would have to sell at a price lower than the current market price.  If no buyers were available the inventory could become unsalable and have to be discarded.

Nut Purchase Agreements.  The Partnership had four contracts in 2008.  The terms of the contracts varied from two to six years, contained fixed and market determined prices and 30-day payment terms.  The Partnership relies upon the financial ability of the buyers of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If any or all of the buyers were unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If any or all buyers were late in payment the Partnership would stop the delivery of macadamia nuts to the buyer.  The Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.  In 2008 Hamakua refused to accept delivery of macadamia nuts from the Partnership as required by the nut purchase agreement.  The Partnership and Mauna Loa agreed to an addendum to their nut purchase agreement where Mauna Loa agreed to purchase an additional 9.0 million to 12.0 million field pounds of macadamia nuts during the period July 21, 2008 through June 30, 2009.  The Partnership and Mauna Loa agreed to an addendum to their nut purchase agreement where Mauna Loa agreed to purchase an additional 9.0 to 15.0 million field pounds of macadamia nuts during the period July 1, 2009 through June 30, 2010.  The Partnership and Island Princess terminated their nut purchase agreement on October 31, 2008 by mutual agreement and subject to certain conditions.  The Partnership has agreed to terminate the Hamakua contract in June 2009 and does not expect future purchases under it.

The Partnership’s ability to renew its credit agreements is highly dependent upon the existence of its nut purchase agreements with Mauna Loa.  Accordingly, the cancellation of the nut purchase agreement with Mauna Loa in the future would significantly affect the Partnership’s ability to secure the necessary funds to finance its current working capital needs.

Most of the Partnership’s nut purchase agreements are fixed price contracts.  Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise.

Loan Agreement Restrictions.  The Partnership relies on external loan financing, currently being provided by a Credit Agreement with American Ag Credit Capital Markets through a revolving line of credit and a term note.  This loan contains various terms and conditions, including financial ratios, covenants and is secured by all of the real personal property of the Partnership and fee property assets.  The term loan matures in May 2010 and the revolving line of credit matures on June 30, 2009, although a commitment to extend this line of credit for one year was obtained from the lender on March 25, 2009.  See “Description of Business” - “Loan Agreement.”  This Credit Agreement prohibits distributions to partners.  On multiple occasions during the last several years, the Partnership has failed to comply with various covenants or financial ratios under its loan agreements, but has been able to obtain waivers or modifications of the agreement to avoid a default.  If the Partnership is unable to meet the terms and conditions of its lending arrangements or is unable to obtain waivers or modifications of such lending arrangements, it could be in default of its loan agreements and in which event the lenders would be able to accelerate the obligations and realize on the collateral securing the indebtedness.  There is no assurance that the Partnership will be able to comply with or obtain waivers of covenants and conditions in the future.  Furthermore, Partners will not receive distributions while they are prohibited by the Partnership’s borrowing arrangements.

Item 1B.  Unresolved staff comments.  None

Available Information.  The Partnership files annual, quarterly and current reports and other information with the Commission.  These filings are available free of charge through the Partnership’s Internet website at www.mlmacadamia.com as soon as reasonably practicable after the Partnership electronically files such material with, or furnishes it to, the Commission.  The Partnership’s corporate governance guidelines, board committee charters and code of conduct are also available on the website, free of charge.  Any unit holder, who so requests may obtain a printed copy of these documents from the Partnership, by contacting the Partnership at 808-969-8057, or in writing at 26-238 Hawaii Belt Road, Hilo, Hawaii 96720.

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

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

		Tree		Lease	Min. Rent
Orchard	Acquired	Acres	Tenure	Expiration	per Annum

Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
”	June 1986	500	Leasehold (1)(4)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)(5)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)(6)	2034	$23,544
”	Oct. 1989	175	Leasehold (1)(7)	2028	$17,314
”	Oct. 1989	26	Leasehold (3)(7)	2029	$2,041
”	Oct. 1989	186	Leasehold (1)(7)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)(6)	2034	$23,508
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold (1)(8)	2045	$10,224
Ka’u 715/716	April 2006	21	Fee Simple
Total acres		4,190

(1)                                  Lease of land only; trees may be removed at termination of lease.

(2)                                  Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019 for fair market value.  The minimum lease payments will be adjusted to a fair market lease rate in 2019 and 2029.  At the end of the lease term, the lessor will be required to repurchase the trees at fair market value if they do not offer to extend the leases at the then current fair market lease rate.  If the Partnership does not accept the offer to extend the lease, the lease will expire and the lessor will not be required to repurchase the trees which will then revert to them.  In all circumstances, the ownership of trees will revert to the lessor after 99 years.

(3)                                  Lease of land; trees revert to lessor upon termination of lease.

(4)                                  Additional rental payment if USDA farm price for nuts is greater than $0.50 per pound ($521 for each $0.01)

(5)                                  Additional rental payment if USDA farm price for nuts is greater than $0.20 per pound ($291 for each $0.01)

(6)                                  Additional rental payment if USDA farm price for nuts is greater than $0.65 per pound ($376 for each $0.01)

(7)                                  Additional rental payment if USDA farm price for nuts is greater than $0.70 per pound ($30 to $265 for each $0.01)

(8)                                  Additional rental payment if USDA farm price for nuts is greater than $0.72 per pound ($265 for each $0.01)

In addition to the minimum annual lease payment amount, all the leases require the Partnership to pay various expenses with respect to the leased premises as well as an additional rental payment based on the USDA farm price per pound of macadamia nuts sold in Hawaii.

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the seller and lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership.  Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.  For additional information, see “Stabilization Payments” on page 6.

ITEM 3.  LEGAL PROCEEDINGS AND SETTLEMENT

Certain claims have been filed against the Partnership arising out of our business actions.  In the opinion of management such claims would not have a material adverse effect upon our results of operations or financial position.

On January 30, 2008, the Partnership filed a complaint in the Circuit Court for the Third Circuit, State of Hawaii against Hamakua, alleging breach of its nut purchase contract   The suit alleges that Hamakua failed to process approximately 3 million WIS pounds in 2007 and seeks damages in excess of $1.2 million dollars as a result of such 2007 breach.  The suit further alleges that Hamakua failed to deliver the entire quantity of kernel it was supposed to deliver from nuts the Partnership delivered to Hamakua.  Lastly, the suit alleges that Hamakua has refused to purchase nuts in the years 2008 through 2012 as required by the Nut Purchase Contract and requests the Court to compel Hamakua to perform the contract and purchase the Partnership’s nuts delivered pursuant to the contract or, in the alternative, pay damages according to evidence to be submitted to the court.  On March 10, 2009, the parties agreed to settle all legal claims in exchange for Hamakua making a cash payment to the Partnership in the amount of $330,000.  The nut purchase contract between the parties will be terminated on June 10, 2009 and no further nuts will be required to be purchased, if Hamakua meets certain conditions.  If the conditions are not met by Hamakua then the Partnership has the right to terminate the settlement and reinstate its claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the OTC (symbol = NNUT).  There were 5,679 registered holders of Class A Depositary Units on December 31, 2008.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange (“NYSE”) daily composite transactions through November 24, 2008 and on the OTC on and after November 25, 2008, are shown in the table below:

		Distribution	High	Low

2008:	4th Quarter (OTC)	$0.000	2.48	1.55
	4th Quarter	$0.000	3.38	1.78
	3rd Quarter	0.000	3.89	3.31
	2nd Quarter	0.000	4.37	3.20
	1st Quarter	0.000	3.90	3.16

2007:	4th Quarter	$0.030	4.88	3.47
	3rd Quarter	0.050	5.15	4.50
	2nd Quarter	0.050	5.60	5.02
	1st Quarter	0.050	6.20	5.53

The bid quotations on the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stock Performance Chart

The following chart compares the Partnership’s total return to (i) the Russell 2000 (a small business index) and (ii) a peer group index composed of publicly traded limited partnerships with either similar capitalization or in commodity based markets (other than gas and oil) or both.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ML Macadamia Orchards, L.P., The Russell 2000 Index

And A Peer Group

The peer group index is composed of the following issuers Cedar Fair LP, Plum Creek Timber Company, Pope Resources Depositary Receipts of Limited Partner Units, and Terra Nitrogen Company LP.

Restrictions on Cash Distributions

In connection with the Partnership’s Credit Agreement with American AgCredit Capital Markets as amended, cash distributions to partners are prohibited.  Although this agreement expires on June 30, 2009 under a commitment issued by this lender on March 25, 2009 to extend this loan for one year, this restriction would remain in place, if this loan is extended.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2008	2007	2006	2005	2004
Financial:
Total revenue	$17,536	$11,330	$17,072	$17,378	$13,665
Net cash provided (used) by operating activities (1)	2,774	(3,942)	8,241	1,913	368
Income (loss) before taxes	117	(4,008)	904	900	(1,644)
Net income (loss)	68	(3,965)	804	771	(1,649)
Distributions declared	—	1,350	1,500	1,500	1,515
Total working capital	1,065	(199)	3,882	3,429	2,931
Total assets	47,647	50,788	53,963	58,046	58,438
Long-term debt, non current	400	800	1,200	1,600	2,034
Total partners’ capital	43,178	43,312	48,623	49,389	50,542
Class A limited partners’ capital	43,364	43,297	48,612	49,308	50,037
Net cash flow as defined in the partnership agreement (2)	1,618	(2,437)	2,323	2,501	466

Per Class A Unit (3):
Net income (loss)	0.01	(0.53)	0.11	0.10	(0.22)
Net cash flow as defined in the partnership agreement (2)	0.22	(0.32)	0.31	0.33	0.06
Distributions	0.00	0.18	0.20	0.20	0.20
Partners’ capital	5.78	5.77	6.48	6.57	6.67

(1)          See “Statements of Cash Flows” in the consolidated financial statements for method of calculation.

(2)          See Footnote 5 in the notes to consolidated financial statements for method of calculation.

(3)          7,500,000 Class A Units were authorized, issued and outstanding for all periods presented.

Contractual obligations as of December 31, 2008 for the Partnership are detailed in the following:

	Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line-of-credit	$900,000	$900,000	$—	$—	$—
Long-term debt and interest	840,000	432,000	408,000	—	—
Operating leases	3,015,000	207,000	297,000	260,000	2,251,000
Capital leases	23,000	23,000	—	—	—
Total	$4,778,000	$1,562,000	$705,000	$260,000	$2,251,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Results of operations — 2008, 2007 and 2006

Owned-Orchard Segment - Production and Yields

Production and yield data for the nine orchards are summarized below (expressed in field pounds):

			2008	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2008	2007	2006
Keaau I	June 1986	1,467	5,804,780	3,957	3,619	4,530
Keaau II	Oct. 1989	220	583,383	2,652	2,611	2,856
Keaau Lot 10	Sept. 1991	78	219,927	2,820	2,489	3,589
Ka’u I	June 1986	956	6,773,227	7,085	5,716	5,590
Ka’u Green Shoe I	Dec. 1986	266	1,536,181	5,775	7,149	7,461
Ka’u II	Oct. 1989	714	4,103,582	5,747	5,831	5,487
Ka’u O	May 2000	142	961,897	6,774	5,687	4,958
Ka’u 715/716	April 2006	21	105,939	5,045	6,145	5,138
Mauna Kea	Oct. 1989	326	1,594,909	4,892	4,142	4,852
Totals (except yields which are averages)		4,190	21,683,825	5,175	4,748	5,058

The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Production in 2008 was 8.8% higher than 2007 and 2% higher than 2006. Production in 2007 was 6.1% lower than 2006 and 8.8% lower than 2005. Significant factors affecting the crop were as follows:

1. The Ka’u region recorded below average rainfall in 2005. The shortfall during the early spring to fall of 2005 reduced yields in the spring of 2006. Above average rainfall from November 2005 through February 2006 contributed a positive effect on the fall 2006 production.

2. Adequate rainfall during the spring and summer of 2006 provided for a return to normal production in the spring of 2007. Good rainfall distribution between October 2006 and April 2007 had a positive effect on the fall 2007 nut production.

3. Adequate moisture distributed in the summer and fall of 2007 supported the late nut-sets in June and July of 2007 that lead to a normal spring 2008 production. Cool night temperatures in the fall of 2007 stimulated early flower and jut-set development that continued through mid-summer 2008. This event was supported by equally good rainfall distribution, soil moisture and nut production.

4. A late and abbreviated flower season in the Keaau and Mauna Kea regions resulted in lower production in the fall of 2005 and the spring of 2006. Cool night temperatures from November 2005 through May 2006 contributed to an early and extended flower/nut set season that had a positive effect on the fall 2006 production despite the occurrence of a light-moderate flower disease in March 2006. The extended flowering period also contributed to above average production in the spring of 2007 at Keaau. Flowers that normally bloom in mid-to-late December did not develop until early February 2007. This late development had a negative impact on the fall 2007 nut production and will also affect the production in the spring of 2008. This late flower development and nut-set contributed to above normal production in spring 2008. Heavy rains from late January to mid-February 2008 affected flower pollination and nut-set. This combined with a flower season that ended early in April contributed to lower than expected nut production in the fall of 2008.

5. Nut delivery restrictions by Hamakua under agreement to contract process nut production into roasted kernels for the Partnership contributed to reduced harvesting activity and lower than expected nut production in the fall of 2007.

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yield per acre and the nut purchase price. The following table presents the comparison of revenues for the years ended December 31, 2008, 2007 and 2006 (in 000’s except per pound information):

Macadamia Nut Sales For the year

Ended December 31, 2008, 2007 and 2006

	WIS @ 20%	WIS @ 20%	WIS @ 20%
	SK/DIS @ 30%	SK/DIS @ 30%	SK/DIS @ 30%	2008-2007	2007-2006
	2008	2007	2006	Change	Change
Field pounds delivered	21,684	19,894	21,362	+ 9%	- 7%
Pounds contract processed	—	(5,584)	—	—	—
Contract adjustments	(3,612)	(3,166)	(3,990)	+ 14%	- 21%
Contract pounds sold	18,072	11,144	17,372	+ 62%	- 36%
Average nut price ($/per pound)	$0.6310	$0.6251	$0.7433	+ 1%	- 16%
Net nut sales	$11,404	$6,966	$12,913	+ 64%	- 46%
Prior year nut price adjustment	—	8	343
Kernel sales	2,011	577	—	+ 249%	—
Total nut sales	$13,415	$7,551	$13,256	+ 78%	- 43%

The information in the foregoing chart for 2007 is not directly comparable in all circumstances to the information for 2006 and 2008. To prevent its unsold nut inventory from deteriorating, in 2007, the Partnership engaged a processor to process approximately 5,584,000 pounds of nuts so that these nuts could be maintained in inventory by the Partnership for subsequent sale. In 2008, approximately $2,000,000 of these nuts were sold. Thus, although the production of field pounds in 2007 was only approximately 9% less than 2008, this event significantly reduced total nut sales in 2007 and increased the total nut sales in 2008. In previous years, the Partnership sold all of its nuts to processors in the year in which they were produced. Approximately 453,000 pounds of kernel inventory were sold in 2008 compared to 116,000 pounds in 2007.

Owned-Orchard Segment - Cost of Goods Sold

Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

The Partnership’s unit costs (expressed in dollars per WIS SK/DIS pound) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2008	2007	2006
Keaau I	June 1986	0.7151	0.8416	0.7391
Keaau II	Oct. 1989	0.9592	1.0148	0.7997
Keaau Lot 10	Sept. 1991	0.6651	0.7349	0.4387
Ka’u I	June 1986	0.6001	0.7434	0.6522
Ka’u Green Shoe I	Dec. 1986	0.4335	0.4006	0.4166
Ka’u II	Oct. 1989	0.5040	0.4973	0.4907
Ka’u O	May 2000	0.4540	0.4856	0.4829
Ka’u 715/716	April 2006	0.3412	0.3170	0.3001
Mauna Kea	Oct. 1989	0.7810	0.8660	0.6743

All Orchards		0.6143	0.6847	0.6177

Cost of goods sold was $1.4 million higher in 2008 than 2007. Cost of goods sold was $1.6 million lower in 2007 than 2006, and cost of goods sold was $669,000 higher in 2006 than 2005. The cost per pound in 2008 was 3.7% lower than 2007. The cost per pound in 2007 was 3.6% higher than 2006, and the cost per pound in 2006 was 1.3% higher than 2005. The higher cost of goods sold in 2008 as compared to 2007 are primarily the result of the Partnership selling all of the 2008 production compared to 2007 when 5.9 million field pounds were processed into kernel; the increase in production by 1.8 million field pounds and the $104,000 write off of tree inventory in 2008 compared to no tree inventory write off in 2007. The lower cost of goods sold in 2007 was not indicative of the actual production costs as 5.9 million field pounds were processed into kernel that was sold or inventoried by the Partnership as nut-in-shell. The kernel and nut-in-shell were included as inventory at December 31, 2007. Additionally, 1.3 million fewer field pounds were produced in 2007 compared to 2006. The absolute farming costs for 2007 were $294,000 lower (not including the additional cost of processing related to kernel production from WIS nuts) when compared to 2006 which was a result of lower cultivation, harvesting, rent and depreciation offset by higher crop and tree insurance costs. The lower cost per pound in 2008 is a result of higher production and higher recovery under the terms of the nut purchase agreements. The lower cost of goods in 2007 is a result fewer sold macadamia nuts compared to 2006. The higher cost per pound in 2007 is a result of lower production, lower recovery under the terms of the nut purchase contracts and the write down to market of the inventory of kernel and nut-in-shell owned by the Partnership at December 31, 2007. The inventory write down to the lower of cost or market was $945,000 as of December 31, 2007. The higher cost of goods sold in 2006 were the results of higher harvesting costs, cultivation costs, land lease costs, and higher insurance costs offset by lower depreciation.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately twenty farming contracts (now seventeen contracts) to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee or fixed fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services were $4.1 million in 2008, $3.8 million in 2007, and $3.8 million in 2006. The 2008 farming service revenues were $300,000 higher compared to 2007. The 2007 farming service revenues were equivalent to 2006. The Partnership purchased about 21 acres which were under farming contract bringing the total acres under farming contract to about 2,008. Approximately 150 acres are year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016, contracts for approximately 410 acres expire July 31, 2029, contracts for approximately 280 acres expire June 30, 2033, contracts for approximately 610 acres expire September 30, 2078, and contracts for approximately 480 acres expire September 30, 2080.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $3.8 million in 2008, $3.4 million in 2007, and $3.5 million in 2006. These costs were all reimbursed to the Partnership under the terms of the farming contracts.

General and Administrative Costs

General and administrative expenses are comprised of pro-rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

General and administrative costs for 2008 were $653,000 lower than 2007 which is attributed to lower legal and accounting costs related to the termination of the effort to acquire Mac Farms. General and administrative costs for 2007 were $719,000 higher than for 2006 which is attributed to increased legal and accounting costs related to the Partnership’s effort to acquire Mac Farms, higher actuarial costs for intermittent pension costs, offset by lower Sarbanes-Oxley implementation costs.

Interest Income and Expense

The Partnership recorded interest expense of $289,000 in 2008, $179,000 in 2007, and $204,000 in 2006. This was due to (1) the long-term loan used to acquire the farming operations, (2) the assumption of several capitalized equipment leases, and (3) interest expense on a revolving line of credit.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates. Interest was earned in the amount of $14,000 in 2008, $49,000 in 2007, and $17,000 in 2006.

Other Income

Other income of $896,000 was recorded in 2008 of which $883,000 was from crop insurance and $13,000 from a distribution from American AgCredit. Other income of $13,000 was recorded in 2007 for a distribution from American AgCredit. Other income of $206,000 was recorded in 2006 of which $169,000 was from crop insurance.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax expense (benefit) was $49,000 in 2008, ($43,000) in 2007 and $100,000 in 2006.

Liquidity and Capital Resources

The Partnership recorded net income of $68,000 and had cash flows from operations of $2.8 million during 2008 and had working capital of $1.1 million at December 31, 2008.  Net cash provided by operations was $2.8 million in 2008 compared to $3.9 million net cash used in 2007.  The significant increase of $6.5 million is a result of more pounds of nuts sold, a higher selling price per pound for the nuts sold, fewer pounds of nuts processed into kernel from WIS nuts, sales of the nut-in-shell inventory and sales of a majority of the kernel inventory.  The Partnership incurred a net loss of $4.0 million and had negative cash flows from operations of $3.9 million during 2007 and had a working capital deficit of approximately $199,000 at December 31, 2007.  Net cash used by operations was $3.9 million in 2007 compared to net cash provided by operations of $8.2 million in 2006.  The significant decrease of $12.1 million is a result of the fewer pounds of nuts sold, a lower selling price per pound for the nuts sold, processing related to the production of kernel from WIS nuts, increase in inventory of kernel and nut-in-shell and associated costs, the change in payment term under the Mauna Loa contracts from quarterly to monthly, and costs for the attempted acquisition of Mac Farms.

At December 31, 2008 the Partnership’s working capital was $1.1 million and its current ratio was 1.44 to 1, compared to working capital of a negative $199,000 and a current ratio of 0.96 to 1 at December 31, 2007 and working capital of $3.9 million and a current ratio was 2.54 to 1 at December 31, 2006, compared to $3.4 million and 1.59 to 1 in 2005.

In 2008 the increase in working capital compared to 2007 was the result of higher revenue, lower general and administrative costs, and higher other income offset by higher costs of goods sold, higher interest cost and higher income tax.  In 2007 the decrease in working capital compared to 2006 was the result of higher costs of goods, lower revenue, higher general and administrative costs, and lower other income offset by higher interest income, and lower income tax.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2006 except for minimum tangible net worth.  On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2007 except for the restricted payment covenant, minimum tangible net worth covenant, and the debt coverage ratio covenant.  On March 14, 2008, the lender provided a waiver and amendment to the loan covenants for the year ended December 2007.  Effective March 14, 2008 the amended agreement reduced the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, established a quarterly covenant based upon EBITDA, prohibited declaration and payment of further restricted payments in 2008, establishes a minimum tangible net worth of $41.0 million effective December 31, 2008 and required the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.  On July 8, 2008 the Partnership executed a Second Amended and Restated Credit Agreement with American AgCredit Capital Markets.  The Second Amended and Restated Credit Agreement increased the maximum borrowing on the revolving line of credit from $4.5 million to $6.0 million, and allowed no payments of distributions to partners through June 30, 2009.  On March 25, 2009 American AgCredit Capital Markets provided the Partnership with a commitment to amend the current credit agreement, which would extend the revolving line of credit for an additional year.  The commitment would reduce the revolving line of credit from $6.0 million to $5.0 million, increase the interest rate by 25 basis points per annum, increase the fixed rate by 50 basis points per annum and maintain all other terms and conditions. For further information see “Description of Business” “Loan Agreement”.

Capital expenditures in 2008, 2007 and 2006 were $125,000, $226,000, and $509,000, respectively.  The decrease in 2008 was attributed to the acquisition of less farming equipment, vehicles and computers than 2007. The decrease in 2007 was attributed to the increase in farming equipment, computers and roofs offset by no land purchase in 2007.  The increase in 2006 was attributed to the purchase of 21 tree acres of macadamia orchards for $440,000, computers, a vehicle and upgrades to operating machinery.  Capital expenditures planned for 2009 are about $800,000 for normal replacement of farming equipment, and are expected to be financed by way of new equipment leases, either capital or operating leases.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $6.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires June 30, 2009.  At December 31, 2008 the Partnership had a cash balance of $102,000 and line of credit drawings outstanding of $900,000 and $5.1 million available on the line of credit.  At December 31, 2007 the Partnership had a cash balance of $283,000 and line of credit drawings outstanding of $3.0 million.  In 2007 the Partnership had inventory of kernel and nuts of $2.0 million which were funded by borrowing from the line of credit.

As a Limited Partnership, we expect to pay regular cash distributions to the Partnership’s unit holders if the cash flow from operations, as defined in the Management Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management and the terms of our borrowing agreements permit us to do so.  Cash distributions would be paid from operating cash flow and / or other resources.  In December 2007, the Partnership declared a distribution of $0.03 per Class A unit (a total of $225,000), which was paid February 15, 2008 to the unit holders of record as of December 31, 2007.  No subsequent distributions have been made because of borrowing  agreement restrictions.

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

The Partnership reviews the inventory held at year end and values it based the lower of average cost or market.

The Partnership recognizes revenue under all of its fixed price contracts using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements.  Additional information can be found in section (c) under the heading Nut Purchase Contracts on page 3.

Unit Holder Demand Letter.  On December 24, 2008, the Partnership received a letter from a unit holder alleging that the officers and directors of the General Partner acted ultra vires, breached their fiduciary duty and the Partnership Agreement and wasted assets of the Partnership in the attempt to acquire Mac Farms.  The letter demands that the General Partner investigate the alleged wrongdoing and take appropriate actions, if warranted.  The directors of the General Partner have appointed a Special Committee comprised of independent parties to investigate the allegations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rates on the Partnership’s Credit Agreement, which are based on LIBOR (Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate), are adjusted periodically based on the Partnership’s election to fix interest rates for periods ranging from between three months and five years.  As of December 31, 2008, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an interest expense fluctuation of approximately $13,000 per annum.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for two of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii.  The market price nut purchase contracts for the first half of 2008 saw no change in pricing.  During the first half of 2008 there was an increase in the global macadamia prices.  The market price nut purchase contracts for the second half of 2008 increased $0.056 per pound at 20% WIS and 30% SK/DIS.  The increase in global macadamia prices continued to increase for the remainder of 2008 which resulted in the market price nut purchase contract increasing by $0.065 to $0.615 per pound at 20% WIS and 30% SK/DIS for the period January 1, 2009 to June 30, 2009.  During the first half of 2007 there was a decrease in global macadamia prices. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound at 20% WIS and 30% SK/DIS.  The market price nut purchase contracts for the second half of 2007 reflected a decrease in kernel price of $0.75, resulting in a price decrease of $0.114 per WIS pound on deliveries under these contracts.

The Partnership has two bargaining agreements with the ILWU Local 142.  Both agreements are for a one-year period expiring June 30, 2009.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, partners’ capital, and cash flows, present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary (the “Partnership”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The consolidated statements of income, partners’ capital and cash flows for the year ended December 31, 2006 were audited by another independent registered public accounting firm, whose report dated April 16, 2007, except as to the disclosure regarding the Partnership’s debt covenant violation and waiver included in Note 7, which is as of November 9, 2007, expressed an unqualified opinion on those statements.

/s/ Accuity LLP

Honolulu, Hawaii
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated statements of income, partners’ capital, and cash flows, present fairly, in all material respects, the results of operations and cash flows of ML Macadamia Orchards, L.P. and its subsidiary (the “Partnership”) for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Honolulu, Hawaii

April 16, 2007, except as to the disclosure regarding the Partnership’s debt covenant violation and waiver included in Note 7, which is as of November 9, 2007.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$207	$283
Accounts receivable	2,625	2,275
Inventory of kernel	335	1,024
Inventory of nuts	—	946
Inventory of farming supplies	158	234
Other current assets	278	172
Total current assets	3,603	4,934
Land, orchards and equipment, net	43,725	45,540
Goodwill	306	306
Intangible assets, net	13	8
Total assets	$47,647	$50,788

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$421	$400
Short-term borrowings	900	3,000
Accounts payable	414	631
Cash distributions payable	—	225
Accrued payroll and benefits	780	804
Other current liabilities	23	73
Total current liabilities	2,538	5,133
Non-current benefits	402	374
Long-term debt	400	800
Deferred income tax liability	1,128	1,169
Total liabilities	4,468	7,476
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,365	43,297
Accumulated other comprehensive loss	(267)	(66)
Total partners’ capital	43,179	43,312
Total liabilities and partners’ capital	$47,647	$50,788

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements

(in thousands, except per unit data)

	2008	2007	2006
Macadamia nut sales	$13,414	$7,551	$13,256
Contract farming revenue	4,122	3,779	3,816
Total revenues	17,536	11,330	17,072
Cost of goods and services sold
Costs of macadamia nut sales	12,326	9,231	10,871
Costs of contract farming services	3,805	3,429	3,474
Total cost of goods and services sold	16,131	12,660	14,345
Gross income (loss)	1,405	(1,330)	2,727
General and administrative expenses
Legal fees - related party	—	—	196
Other	1,909	2,561	1,646
Total general and administrative expenses	1,909	2,561	1,842
Operating income (loss)	(504)	(3,891)	885
Interest expense	(289)	(179)	(204)
Interest income	14	49	17
Other income	896	13	206
Income (loss) before tax	117	(4,008)	904
Income tax credit (expense)	(49)	43	(100)
Net income (loss)	$68	$(3,965)	$804

Net cash flow (as defined in the Partnership Agreement)	$1,618	$(2,437)	$2,323

Net income (loss) per Class A Unit	$0.01	$(0.53)	$0.11

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.22	$(0.32)	$0.31

Cash distributions per Class A Unit	$0.00	$0.18	$0.20

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	2008	2007	2006

Partners’ capital at beginning of period:
General partner	$81	$81	$81
Class A limited partners	43,297	48,612	49,308
Accumulated other comprehensive loss Change in pension and severance obligations	(66)	(70)	—
	43,312	48,623	49,389

Allocation of net income (loss):
General partner	—	—	—
Class A limited partners	68	(3,965)	804
	68	(3,965)	804

Cash distributions paid and / or declared:
General partner	—	—	—
Class A limited partners	—	1,350	1,500
	—	1,350	1,500

Accumulated other comprehensive loss Pension and severance obligations	(201)	4	(70)
	(201)	4	(70)

Partners’ capital at end of period:
General partner	81	81	81
Class A limited partners	43,365	43,297	48,612
Accumulated other comprehensive loss	(267)	(66)	(70)
	$43,179	$43,312	$48,623

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Cash received for goods and services	$18,082	$11,756	$23,001
Cash paid to suppliers and employees	(15,033)	(15,576)	(14,463)
Income tax refunded (paid)	—	—	(118)
Interest received	14	49	17
Interest paid	(289)	(171)	(196)
Net cash provided by (used in) operating activities	2,774	(3,942)	8,241

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	75
Capital expenditures	(100)	(226)	(509)
Net cash used in investing activities	(100)	(226)	(434)

Cash flows from financing activities:
Proceeds from drawings on line of credit	2,900	4,000	5,800
Loan fees paid	(21)	—	—
Repayment of long term debt	(400)	(400)	(400)
Repayment of line of credit	(5,000)	(1,000)	(8,700)
Capital lease payments	(4)	—	(34)
Cash distributions paid	(225)	(1,500)	(1,500)
Net cash provided by (used in) financing activities	(2,750)	1,100	(4,834)

Net increase (decrease) in cash	(76)	(3,068)	2,973
Cash and cash equivalents at beginning of period	283	3,351	378
Cash and cash equivalents at end of period	$207	$283	$3,351

Reconciliation of net income (loss) to net cash Provided by (used in) operating activities:
Net income (loss)	$68	$(3,965)	$804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,956	1,926	1,953
Inventory write-off	172	945	—
Gain on sale of capital assets	—	—	(21)
Pension expense	71	29	—
(Increase) decrease in accounts receivable	(350)	413	5,745
Deferred income tax expense (credit)	(41)	(39)	(19)
Increase (decrease) in inventories	1,539	(2,877)	(2)
(Increase) decrease in other current assets	(106)	(74)	80
Increase (decrease) in accounts payable	(217)	225	(364)
Increase (decrease) in accrued payroll	(268)	(110)	(106)
Increase (decrease) in current liabilities	(50)	(415)	72
Increase (decrease) in non-current benefits payable	—	—	99
Total adjustments	2,706	23	7,437
Net cash provided by (used in) operating activities	$2,774	$(3,942)	$8,241

Supplemental schedule of noncash financing activities Distributions declared but not paid	$—	$225	$375

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

The Partnership is owned 99% by limited partners and 1% by the managing general partner, ML Resources, Inc. (“MLR”).  On January 6, 2005, the stock of MLR was purchased by the Partnership for $750,000 in cash.  The transaction was accounted for as an asset purchase as opposed to a business combination since MLR had no substantive operations and its principal purpose was to own and hold 75,757 general partner units of the Partnership.  The acquisition of the general partner units held by MLR results in the Class A limited partners effectively owning 100% of the Partnership.

Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly on the OTCQX platform.

Liquidity.  The Partnership recorded net income of $68,000 generated operating cash flow of $2.8 million during 2008 and had working capital of $1.1 million at December 31, 2008.  The financial results for 2008 were due to the Partnership selling all of macadamia nut production at higher prices, the selling of a large portion of the kernel inventory and all of the nut-in-shell inventory, lower cost of goods sold on a per pound of production and crop insurance proceeds.  The crop insurance proceeds are reflected as cash received for goods and services in the consolidated statement of cash flows, and was used to service the Partnership’s line of credit.  The Partnership incurred a net loss of $4.0 million and had negative cash flows from operations of $3.9 million during 2007 and had a working capital deficit of approximately $199,000 at December 31, 2007.  The adverse financial results for 2007 were due to a significant decrease in market prices for macadamia nuts in Hawaii, nonperformance by a major customer on a nut purchase contract and acquisition costs related to the attempted acquisition of Mac Farms of Hawaii LLC.  The Partnership has access to working capital through its line of credit and other borrowing opportunities, if necessary.  However, management feels that the Partnership will be able to generate sufficient cash flows from operations to meet current obligations and debt service requirements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Cash Equivalents.  Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months.  The cash equivalents are not protected by federal deposit insurance.

(b)  Allowance for Doubtful Accounts.  The Partnership reviews the accounts receivable to determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates.  If customer payment timeframes were to deteriorate, allowances for doubtful accounts would be required.  There was no allowance for doubtful accounts at December 31, 2008 and 2007.

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

(f)  Inventory

Supply Inventory.  Supplies inventory is relieved on an average cost basis to cost of farming expense as used.  In 2008 the Partnership wrote off $104,000 of tree inventory as the trees had grown too large to be used in the orchard operations.

Nut and Kernel Inventory.  Nut and kernel inventory is relieved on an average cost basis to cost of goods sold as the product is sold.  Kernel inventory is recorded at the lower of cost or market, and was valued at $335,000 at December 31, 2008.  Nut and kernel inventory is recorded at the lower of cost or market, and was valued at December 31, 2007 at $946,000 and $1,024,000, respectively.  Inventory was written down to market and written off for spoilage in 2008 in the amount of $68,000.  This amount was reflected in cost of goods sold.  Inventory was written down to market in 2007 in the amount of $945,000.  This amount was reflected in costs of goods sold.  If the market for the Partnership’s inventory was to decline the Partnership would have to sell at a price lower than the current market price and if no buyers were available the inventory could become unsalable and have to be disposed.

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

(h)  Goodwill and Other Intangible Assets

Under Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  The Partnership’s annual impairment testing is performed in the 4th quarter each year.  The goodwill is allocated to the farming reporting unit.  Goodwill impairment is determined using a two-step process for each reporting unit.  The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill.  This evaluation utilizes a discounted cash flow analysis and multiple analyses of the historical and forecasted operating results of the Partnership’s reporting unit.  If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required.  If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of the goodwill.  If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

(i)  General Excise Taxes.  The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the years ended December 31, 2008, 2007 and 2006, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $79,000, $72,000, and $88,000, respectively.

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

(n) Net Consolidated Income (Loss) Per Class A Unit.  In 2008, 2007 and 2006 consolidated net income (loss) per Class A Unit is calculated by dividing 100% of Partnership’s consolidated net income (loss) by the average number of Class A Units outstanding for the period.

(o)  Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unit holder sources.  Accumulated other comprehensive loss consists of deferred pension and intermittent severance gains or losses.  At December 31, 2008 and 2007, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Loss in the amount of $267,000 and $66,000, respectively, in deferred pension and intermittent severance loss.

(p)  Reclassifications.  Certain balances have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net income (loss) previously reported.

(q)  Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value.  Delayed application of this pronouncement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and is required to be adopted by the Partnership in its first quarter of fiscal 2009.  The Partnership has not determined the impact, if any, the adoption of SFAS No. 157, will have on its financial position and results of operations, but does not believe that the impact will be material.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosure About Postretirement Benefit Plan Assets, which amends SFAS No. 132(R), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to require more detailed disclosures about the Partnership’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy model described in SFAS No. 157, as noted above.  The Partnership will be required to comply with the disclosure requirements of FSP 132(R)-1 for its 2009 financial statements and expects to provide increased disclosures.

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

(a)  Nut Purchase Contracts. The Partnership has four nut purchase contracts with: Mauna Loa, Hamakua, Island Princess (terminated October 31, 2008) and MacFarms, as detailed in the following paragraphs.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million field pounds, effective January 1, 2006 and expiring December 31, 2011.  The contract provides for a nut price of $0.74 per WIS SK/DIS pound in 2006 and $0.75 per WIS SK/DIS pound in 2007.  The purchase price will increase annually by $0.01 per WIS pound, except 2008, until it reaches $0.78 per WIS SK/DIS pound in 2011.  On July 9, 2008 an addendum to the June 1, 2006 nut purchase contract was executed with Mauna Loa for the delivery of an additional 9.0 million pounds of WIS nuts during the period July 21, 2008 through June 30, 2009 at a purchase price of $0.60 per pound on WIS SK/DIS basis.  The addendum provided for an additional 3.0 million pounds to be delivered if mutually agreed on the same basis as the additional 9.0 million pounds.  On November 3, 2008 it was agreed that any additional pounds over the 9.0 million pounds delivered until December 31, 2008 would have a nut purchase price of $0.63 instead of $0.60 per pound on a WIS SK/DIS basis.  On March 23, 2009 the parties executed an amendment to the June 1, 2006 for the delivery of an additional 9.0 to 15.0 million pounds at a purchase price of $0.63 per pound on a WIS SK/DIS basis.

On December 16, 2004, a nut purchase contract with Hamakua for the annual delivery of 6.0 million field pounds, effective January 1, 2007, and  with 2.0 million field pounds expiring December 31, 2008, December 31, 2010, and December 31, 2012, respectively. The contract provides for a minimum price of $0.75 per WIS SK/DIS pound and a maximum price of $0.95 per WIS SK/DIS pound. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process nuts-in-shell into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  The contract continues to require that Hamakua purchase approximately 6.0 million field pounds of nuts in 2008, approximately 4.0 million field pounds of nuts in the years 2009-2010, and 2.0 million field pounds of nuts in the years 2011-2012.  Hamakua refused to accept any nut deliveries in 2008.

On January 5, 2006, the Partnership executed a contract with Island Princess for the annual delivery of approximately 2.2 million field pounds, effective January 1, 2007 and expiring on December 31, 2011.  The nut price is determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 was $0.608 per WIS SK/DIS pound and July – December 2007 was $0.494 per WIS SK/DIS pound.  The effective price for January – June 2008 is $0.494 per WIS SK/DIS pound and July – December 2008 is $0.55 per WIS SK/DIS pound.  The Partnership and Island Princess terminated this nut purchase agreement October 31, 2008 by mutual consent.

On January 6, 2006, the Partnership executed a contract with Mac Farms for the annual delivery of between 5.0 and 6.0 million field pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2009 is $0.615 per WIS SK/DIS pound.  The effective price for January – June 2008 was $0.494 per WIS SK/DIS pound and July – December 2008 was $0.55 per WIS SK/DIS pound.  The effective price for January – June 2007 was $0.608 per WIS SK/DIS pound and July –December 2007 was $0.494 per WIS SK/DIS pound.

(b)  Husking Activities.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  Payments or reimbursements made to Mauna Loa were $528,000 in 2008, $453,000 in 2007, and $559,000 in 2006 for husking as the contracts agree that the Partnership will deliver husked nuts.

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

In return, the Partnership is obligated to pay the owner 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay the owner 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due for 2008 or 2007.  Additional rent of $62,000 was due for 2006.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the years ended December 31, 2008, 2007 and 2006.

Segment Reporting for the Year ended December 31, 2008 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$13,414	$11,157	$(7,035)	$17,536
Composition of Intersegment revenues	—	7,035	—	7,035
Operating income (loss)	(992)	488	—	(504)
Depreciation expense	1,811	129	—	1,940
Segment assets	41,767	5,880	—	47,647
Expenditures for property and equipment	125	—	—	125

Segment Reporting for the Year ended December 31, 2007 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$7,551	$10,492	$(6,713)	$11,330
Composition of Intersegment revenues	—	6,713	—	6,713
Operating income	(4,407)	516	—	(3,891)
Depreciation expense	1,801	119	—	1,920
Segment assets	44,306	6,482	—	50,788
Expenditures for property and equipment	152	74	—	226

Segment Reporting for the Year ended December 31, 2006 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$13,256	$14,533	$(10,717)	$17,072
Composition of Intersegment revenues	—	10,717	—	10,717
Operating income	222	663	—	885
Depreciation expense	1,737	216	—	1,953
Segment assets	48,731	5,232	—	53,963
Expenditures for property and equipment	479	30	—	509

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

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2008, 2007 or 2006.

(b) Legal Services.  The Partnership paid $266,000, $442,000, and $196,000 in legal fees in 2008, 2007 and 2006, respectively.  A former Director of the Partnership is a former partner and currently of counsel to one of the law firms used by the Partnership.  The Partnership paid said law firm $196,000 in 2006.

(c) Management Services Contract.  The Partnership provides administrative services to D. Buyers Enterprises, LLC (“DBE”) for which it was compensated $73,000, $100,000, and $103,000 in 2008, 2007 and 2006, respectively.

(d) Office Lease.  Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff from DBE, which was the owner of the General Partner until January 2005.   The lease amount was $80,000 in 2008 and $90,000 in 2007 and 2006.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2008	2007	2006
Gross revenues (including interest and other income)	$18,446	$11,392	$17,295
Less:
Farming costs	14,191	10,740	12,391
Administrative costs	1,895	2,553	1,842
Income tax (credit) expense	49	(43)	100
Payments of principal and interest	693	579	639
Net cash flow (as defined in the Partnership Agreement)	$1,618	$(2,437)	$2,323

All of net cash flow in 2008, 2007 and 2006 was allocated to Class A Units. This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit.  No management fee was recorded in 2008, 2007 and 2006 as the Partnership purchased the stock of the managing partner MLR in January 2005 and the management fee was eliminated in consolidation.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2008 and 2007 (000’s):

	2008	2007
Land	$8,255	$8,255
Improvements	1,953	1,953
Machinery and equipment	4,453	4,361
Irrigation well and equipment	1,184	1,184
Producing orchards	67,631	67,631
Capital leases	185	161

Land, orchards and equipment (gross)	83,661	83,545

Less accumulated depreciation and amortization	39,937	38,005

Land, orchards and equipment (net)	$43,724	$45,540

Deprecation expense was recorded for $1.9 million, $1.9 million, and $2.0 million in 2008, 2007 and 2006, respectively. The Partnership’s interest in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2008 and 2007, the Partnership’s long-term debt comprises (000’s):

	2008	2007

Term debt	$800	$1,200

Current portion	400	400

Long-term debt	$400	$800

On May 2, 2000 the Partnership entered into a credit agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit Capital Markets) comprised of a $5 million revolving line of credit and a $4 million promissory note.

The line of credit expires on June 30, 2009.  Drawings on the line of credit bear interest at the prime lending rate.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit.  The Partnership, at its option, may make prepayments without penalty.

There was $900,000 in drawings on the line of credit as of December 31, 2008, with interest at 4.00%, and $3.0 million in drawings on the line of credit as of December 31, 2007, with interest at 7.25%.

At December 31, 2008, the outstanding balance on the promissory note amounted to $800,000.  The note is scheduled to mature in 2010 and bears interest at rates ranging from 5.14% to 6.87%.  Principal payments are due annually on May 2 in the amount of $400,000.

The estimated fair values of the Partnership’s financial instrument has been determined by estimated market price of 6.00% in 2008 and 7.00% in 2007 using a life equal to that remaining on the current financial instrument.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$800	$740	$1,200	$1,119

Of the total $800,000 in 2008 the long-term debt of $340,000 has a fixed rate for one-third of a year.  The $460,000 and $690,000 in 2008 and 2007, respectively, have interest rates that are fixed over the remaining life of the debt.

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

2.               Minimum tangible net worth as of December 31, 2008 shall not be below $41.0 million and shall be increased dollar for dollar by the amount of positive Consolidated Net Income achieved by the Partnership, beginning October 1, 2008 and thereafter.

3.               The minimum quarterly consolidated EBITDA amount shall not be less than the amount set forth as follows:

For the three quarters ended September 30, 2008	$600,000
For the four quarters ended December 31, 2008	$1,150,000
For the four quarters ended March 31, 2009	$1.200,000
For the four quarters ended June 30, 2009	$1,200,000

4.               The Addendum to Nut Purchase Agreement with Mauna Loa shall not be terminated prior to June 30, 2009 without written consent of Lender.

At December 31, 2008, the Partnership’s working capital was $1.1 million and its current ratio was 1.42 to 1.  At December 31, 2007, the Partnership’s working capital was negative $199,000 and its current ratio was 0.96 to 1.  On July 5, 2007, the lender provided a waiver to the loan covenant for the year ended December 31, 2006 and retroactively amended the minimum tangible net worth covenant.  Had the lender not waived this violation the Partnership would have been restricted in its ability to pay distributions to the limited partners and all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2007 except for the restricted payment covenant, minimum tangible net worth covenant, and the debt coverage ratio covenant.  On March 14, 2008, the lender provided a waiver and amendment to the loan covenants for the year ended December 2007.  Effective March 14, 2008 the amended agreement reduced the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, established a quarterly covenant based upon EBITDA, prohibits the declaration and paying of further restricted payments in 2008, established a minimum tangible net worth of $39.0 million effective December 31, 2008 and required the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.  On July 8, 2008 the Partnership executed a Second Amended and Restated Credit Agreement with American AgCredit Capital Markets.  The Second Amended and Restated Credit Agreement increased the maximum borrowing on the revolving line of credit from $4.5 million to $6.0 million, allowed no declaration and related payments of cash distributions to partners through June 30, 2009 and provided restrictive covenants as shown above.  The Partnership was in compliance with the terms and conditions of the Second Amended and Restated Credit Agreement at December 31, 2008.

Capital and Operating Leases. The Partnership has capital leases of $21,000 as of December 31, 2008.  The Partnership had no capital leases as of December 31, 2007. The Partnership has operating leases for equipment and land.

Land Leases. The partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases which expire through dates ending 2045.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $15,000 in 2008, $24,000 in 2007, and $115,000 in 2006.  Total lease rent for all land operating leases was $136,000 in 2008, $161,000 in 2007, and $256,000 in 2006.

Equipment Operating Leases.  The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester.  The operating lease terms range from three to five years.  The operating lease cost was $151,000, $217,000, and $206,000 in 2008, 2007 and 2006, respectively.

Contractual obligations as of December 31, 2008 for the Partnership are detailed in the following table (000’s):

Contractual Obligations	Total	2009	2010	2011	2012	2013	Remaining
Line-of-credit	$900	$900	$—	$—	$—	$—	$—
Long-term debt and interest	840	432	408	—	—	—	—
Capital lease	23	23	—	—	—	—	—
Operating leases	3,015	207	162	135	134	126	2,251
Total	$4,778	$1,562	$570	$135	$134	$126	$2,251

(8) GROSS INCOME TAXES

The components of gross income tax expense (credit) for the years ended December 31, 2008, 2007 and 2006 were as follows (000’s):

	2008	2007	2006
Currently payable	$90	$(5)	$119
Deferred	(41)	(38)	(19)
	$49	$(43)	$100

The provision (credit) for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2008, 2007 and 2006.

The components of the net deferred tax liability reported on the consolidated balance sheets as of December 31, 2008 and 2007 are as follows (000’s):

	2008	2007
Deferred tax assets:
Intangible assets	$115	$115
Inventory	27	27
Gross deferred tax assets	142	142
Deferred tax liabilities:
Land, orchards, and equipment	(1,263)	(1,304)
Other	(7)	(7)
Gross deferred tax liabilities	(1,270)	(1,311)
Net deferred tax liabilities	$(1,128)	$(1,169)

(9) PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2008, 2007, and 2006 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2008, 2007, and 2006 (000’s):

	2008	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$529	$490	$518
Service cost	57	60	59
Interest cost	31	28	28
Actuarial (gain) loss	31	(33)	(80)
Benefits paid	(21)	(16)	(35)

Projected benefit obligation at end of year	627	529	490

Change in plan assets:
Fair value of plan assets at beginning of year	505	422	258
Actual return (loss) on plan assets	(141)	(1)	31
Employer contribution	200	100	168
Benefits paid	(21)	(16)	(35)
Fair value of plan assets at end of year	543	505	422

Funded status	(84)	(24)	(68)
Unrecognized prior service cost	—	—	—
Unrecognized net actuarial loss	—	—	—
Amount recognized in consolidated balance sheets	$(84)	$(24)	$(68)

Amounts recognized in the consolidated balance sheets consist of:

Accrued pension liability (current)	(84)	(24)	(68)
Intangible asset	—_	—	—
Net amount recognized	$(84)	$(24)	$(68)

The amounts recognized in accumulated other comprehensive loss at December 31, 2008 and 2007 were as follows (000’s):

	2008	2007
Net actuarial loss	$222	$4
Prior service cost	42	49
	$264	$53

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2009 is $23,000.

Prior to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R, the plan was over funded by $7,000.

The accumulated benefit obligation of the pension plan as of December 31, 2008 and 2007 was approximately $568,000 and $489,000, respectively.

The components of net periodic pension cost for the years ended December 31, 2008, 2007 and 2006 were as follows (000’s):

	2008	2007	2006
Service cost	$57	$60	$59
Interest cost	31	28	28
Expected return on plan assets	(47)	(40)	(23)
Amortization of net actuarial loss and prior service cost	7	7	9

Net periodic pension cost	$48	$55	$73

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2008, 2007 and 2006 and the net periodic pension cost for the years then ended are as follows:

	2008	2007	2006
Pension benefit obligation:
Discount rate	6.00%	6.00%	5.90%
Compensation increases	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	6.00%	6.00%	5.90%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	8.50%	8.50%	8.50%

The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

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

The plan’s asset allocation percentages at December 31, 2008 and 2007 were as follows:

	2008	2007
Pooled fixed income funds	21.00%	21.00%
Money market funds	24.00%	18.00%
Stock mutual funds	55.00%	61.00%
Total	100.00%	100.00%

The Partnership expects to contribute approximately $100,000 to the plan in 2009.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,

2009	$19,316
2010	19,524
2011	19,715
2012	19,887
2013	20,032
2014-2018	101,162

(10)  UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

The Partnership provides a severance plan, since the acquisition of the farming operations on May 1, 2000, that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining union agreement.  The severance plan provides for the payment of 8 days of pay for each year worked (upon the completion of 3 years of continuous service) if the employee becomes physically or mentally incapacitated, is part of a Partnership mass layoff, or reaches the age of 60 and is terminated or voluntarily terminates.  The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2008, 2007 and 2006 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2008, 2007 and 2006 (000’s).

	2008	2007	2006
Change in Severance Obligation
Severance obligation at beginning of year	$305	$335	$376
Service cost	16	18	23
Interest cost	19	19	20
Actuarial gain	(11)	(5)	(36)
Benefits paid	(14)	(62)	(48)
Severance obligation at end of year	$315	$305	$335

	2008	2007	2006
Change in Plan Assets
Fair value of plan assets at beginning of year	$0	$0	$0
Employer contributions	14	62	48
Benefits paid	(14)	(62)	(48)
Fair value of plan assets at end of year	$0	$0	$0

Funded Status

Benefit obligation	$(315)	$(305)	$(335)
Unrecognized net actuarial loss	3	13	18
Accrued benefit cost	$(312)	$(292)	$(317)

Components of Net Periodic Cost

Service cost	$16	$18	$23
Interest cost	19	19	20
Recognized net loss	—	—	1
Net periodic cost	$35	$37	$44

Reconciliation of Severance Liability

(a) Accrued severance beginning of year	$(292)	$(317)	$(321)
(b) Contributions during fiscal year	14	62	48
(c) Net periodic pension cost	(35)	(37)	(44)
(d) Accrued severance cost at end of year	$(313)	$(292)	$(317)

Weighted Average Assumptions

Discount rate	6.64%	6.53%	5.87%
Expected return on plan assets	0.00%	0.00%	0.00%
Rate of compensation increase	1.65%	1.65%	1.65%

The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt.  This analysis created a yield curve of annualized individual discount rates for period from one to thirty years.  The discount rate used to determine the severance benefit obligation as of the balance sheet date is the rate in effect at the measurement date.  The same rate is also used to determine the net periodic cost for the fiscal year.

The amounts recognized in accumulated other comprehensive loss at December 31, 2008 and 2007 were as follows (000’s):

	2008	2007
Net actuarial loss	$3	$13

There will be no estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2009.

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

(11)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to an amount not to exceed the employee’s covered compensation for the plan year reduced by required withholdings, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2008, 2007 and 2006, Partnership matching contributions were $33,000, $34,000, and $32,000, respectively.

(12)  SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2008, 2007, and 2006 Partnership contributions were $106,000, $115,000, and $106,000, respectively.

(13) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2008, 2007, and 2006 (000’s omitted except per unit data):

		Gross Income	Net Income	Net Income (Loss)
	Revenues	(Loss)	(Loss)	per Class A Unit
2008
1st Quarter	$3,644	$251	$(246)	$(0.04)
2nd Quarter	1,603	54	(398)	(0.05)
3rd Quarter	5,761	574	886	0.12
4th Quarter	6,528	526	(174)	(0.02)

2007
1st Quarter	$3,365	$790	$346	$0.05
2nd Quarter	1,225	100	(356)	(0.05)
3rd Quarter	2,776	499	(436)	(0.06)
4th Quarter	3,964	(2,719)	(3,519)	(0.47)

2006
1st Quarter	$1,523	$272	$(100)	$(0.01)
2nd Quarter	1,288	444	(27)	0.00
3rd Quarter	5,487	437	85	0.01
4th Quarter	8,774	1,574	846	0.11

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

(15)          CONCENTRATION RISKS

Market and customers.  A decline in worldwide macadamia nut prices would adversely affect the price paid under the nut purchase contracts with Mac Farms, as the contract price is determined based upon the prevailing world market price of macadamia nut kernel for each six-month period January through June, and July to December throughout the contract term.  Even though the Partnership increased its customers from one to four in 2007 there are a limited number of customers available to purchase the Partnership’s nut production.  If our customers are unable to perform under their contracts or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.  If the market for the Partnership’s inventory was to decline the Partnership would have to sell at a price lower than the current market price and if no buyers were available the inventory could become unsalable and have to be disposed.

Nut Purchase Agreements.  The Partnership had four contracts beginning January 1, 2007.  The terms of the contracts vary from two to six years, contain fixed and market determined prices and 30-day payment terms.  The Partnership relies upon the financial ability of the buyers of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If any or all of the buyers were unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If any or all buyers were late in payment the Partnership would stop the delivery of macadamia nuts to the buyer.  The Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.  There were a significant number of Hawaii macadamia growers that were unable to find a processor to purchase and process their crop in 2007 due to the depressed market.

Employees.  As of December 31, 2008, the Partnership employed 227 people, of which 149 were seasonal employees.  Of the total, 21 are in farming supervision and management, 193 in production, maintenance and agricultural operations, and 13 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002, but were extended until April 30, 2005.  The parties agreed to a three-year contract, which expired on April 30, 2008 and was extended for a 60-day period.  On June 30, 2008 the parties agreed to a one-year contract, which will expire on June 30, 2009.  Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations when the current agreement expires.

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

PwC’s report on the Partnership’s consolidated financial statements as of and for the fiscal year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

Accuity’s report on the Partnership’s consolidated financial statements as of and for the fiscal year ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

During the fiscal years ended December 31, 2006, 2007 and 2008, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting base on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

(c)          Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Partnership’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A.            Identification of Directors

John K. Kai.  43 years old; director of the Managing Partner since June 2004; member of the Audit, Nominating, Compensation and Corporate Governance Committees since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of Commonwealth Financial Network.

James S. Kendrick.  61 years old; director of Managing Partner since June 2005; Executive at Mauna Loa Macadamia Nut Corporation from 1991 to 1998.

E. Alan Kennett.  65 years old; director of Managing Partner since June 2005; member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner: President and CEO of Gay and Robinson Sugar Company, Inc.

Jeffrey M. Kissel.  59 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005 and chairman since March 2006; member of the Nominating, compensation and Corporate Governance Committees of the Managing Partner; President of The Gas Company, LLC since December 2007; President and CEO of Safe Renewables Corporation from October 2006 until December 2007; from 2003 to 2005 was CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

David McClain.  62 years old; director since September 2000 and member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner; President of the 10-campus University of Hawai’i System (UH) since March 2006;  served as Interim President from August 2004 and Vice President of Academic Affairs of UH from July 2003.

Dennis J. Simonis.  52 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. Chief Financial Officer of DBE from August 2001, and President of DBE from October, 2005.

Scott C. Wallace.  53 years old:  director of Managing Partner since June 2007; Global Vice President, Sales and Marketing of SVP Worldwide since July 2006.  Chairman, President and Chief Executive Officer of Gardenburger, Inc from January 2001 to July 2006.

B.  Identification of Executive Officers of the Managing Partner

Dennis J. Simonis.  52 years old; president of Managing Partner since August 2001; and chief executive officer since December 2004; president of D. Buyers Enterprises, LLC. Formerly executive vice president and chief operating officer of Mauna Loa.

Randolph H. Cabral.  56 years old; senior vice president and orchard manager of Managing Partner since May 2000. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  62 years old; chief financial officer of Managing Partner since August 2001; controller of DBE.

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

David McClain. Dr. McClain was appointed as the President of the 10-campus University of Hawai’i System effective March 2006, having served as Interim President from August 15, 2004, and Vice President for Academic Affairs of the UH System from July 1, 2003.  From 2000 until 2003 he was the Dean of the College of Business Administration at the University of Hawaii at Mānoa, as well as First Hawaiian Bank Distinguished Professor of Leadership and Management; he was also Interim Vice

President for Research of the University of Hawaii System from February to September 2003.  Dr. McClain was Dean and First Hawaiian Bank Professor of Leadership and Management at University of Hawaii’s Shidler College of Business from 2000 until 2003.  Dr. McClain joined the University of Hawaii at Manoa in 1991 as the Henry A. Walker, Jr. Distinguished Professor of Business Enterprise and Professor of Financial Economics and Institutions.   Dr. McClain is a director of First Insurance Company, and serves as a member of several nonprofit boards in Hawaii. He earned a Ph.D. in Economics from the Massachusetts Institute of Technology in 1974 and a BA in Economics and Mathematics from the University of Kansas in 1968.  Dr. McClain has taught at Massachusetts Institute of Technology’s Sloan School of Management and at Boston University, where he chaired the Department of Finance and Economics. He also served as Senior Staff Economist, Council of Economic Advisors to President Jimmy Carter, and headed international economic information services for Data Resources, Inc.  He resides in Honolulu, Hawaii.

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

Board Meetings and Committees; Special Meeting Attendance.  During 2008, four meetings of the Board of Directors were held.  Each director attended at least 75% of the meetings of the Board and of all committees of the Board on which he served during 2008.  The Partnership does not have a policy with respect to Board members attendance at special meetings of partners.  All seven Directors attended last year’s special meeting.

Executive Session.  The executive session, a meeting of non-management directors, is presided over by David McClain who can be communicated with by e-mail at dmcclain46@aol.com.

Audit Committee.  Effective March 2, 2006, Jeffrey Kissel was appointed chairman of the Audit Committee.  At the May 5, 2006 Board of Directors meeting Alan Kennett was appointed a member of the Audit Committee.  At the June 12, 2006 Board of Directors meeting Mr. James Case resigned as a Director and Mr. Russell Case was appointed a Director.  At the November 30, 2006 Board of Directors meeting Mr. Russell Case resigned as a Director.  The members of the Audit Committee and Corporate Governance Committee are Dr. David McClain, Jeffrey Kissel, Alan Kennett and John Kai.  The Board of Directors has determined that each member of the Audit Committee is independent in accordance with NYSE rules and each member is financially literate, and Mr. Kissel qualifies as a financial expert.  The Partnership has adopted standards for independence and said standards are in the Partnership’s Corporate Governance Guidelines at the Partnership’s website www.mlmacadamia.com.  The Audit Committee met four times in 2008 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

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

Audit committee meetings were conducted so as to encourage communication among the members of the Audit Committee, management, and the Partnership’s independent auditors.  Among other things, the Audit Committee discusses with the Partnership’s independent auditors the overall scope and plans for their respective audits, and the results of such audits.  The Audit Committee separately met with Accuity’s representatives, with and without management present.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2008 with management and the independent auditors of the Partnership.  Based upon the above-mentioned reviews and discussions the Audit Committee has recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Compensation Committee.  The Partnership formed a Compensation Committee and the charter was adopted in May 2005.  The members of the Compensation Committee are independent under Section 15A(a) of the Exchange Act. The Compensation Committee Charter is available by request or on the Partnership’s website.  The members of the Compensation Committee are Dr. David McClain, Mr. John Kai, Mr. Jeffrey Kissel and Mr. E. Alan Kennett.  The Compensation Committee determine the executive and director compensation based upon the Partnership’s financial performance, the executive’s performance and the market conditions.  The Compensation Committee recommends the level of compensation for the executive officers to the Board of Directors for its determination.  The Compensation Committee is solely responsible for the recommendation of executive officers salary, bonus and benefit compensation.  The Compensation Committee has not utilized compensation consultants in determining or recommending the amount or form of executive or director compensation.  The CEO/President provides recommendations to the Compensation Committee for those executive officers which report directly to him.

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation Committee during 2008 were Messrs. McClain, Kai, Kissel and Kennett.  No member of the Compensation Committee was an officer or employee or former officer for the Partnership or the General Partner or had any relationship requiring disclosure under Item 404 of Regulation S-K.

F.              Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, and Registrant.  Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

ITEM 11.  EXECUTIVE COMPENSATION

A.  Compensation Discussion and Analysis

The Partnership is managed by the managing general partner.  All costs of managing the Partnership are reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The following table reflects the aggregate compensation for services in all capacities paid by the Managing Partner to its executive officers for the years ended December 31, 2008, 2007 and, 2006. There were no long-term compensation awards, stock awards, option awards, or other payouts during those years.

Overview of Compensation Philosophy and Programs

Our executive compensation programs are designed and administered by the Board of Directors of the Managing Partner.  Through the execution of its charter, our Compensation Committee recommends, to the Board of Director, all of the forms of compensation for our named executive officers, including base salary, bonus plan and defined contribution plan and related goals.  Executive compensation is determined by the Compensation Committee and approved by the Board of Directors based upon the Partnership’s financial performance, the personal performance of the executive and by market conditions.  It is the Compensation Committee’s intention to set totals for the executive officers for cash compensation sufficiently high enough to attract and retain a strong motivated leadership team.  The Board of Directors has the discretion to terminate or not allow an executive bonus plan.  The Board of Directors waived payment of the executive bonus for 2008.

The executive bonus plan is performance based.  The program provides for incentives based upon net consolidated income (loss) and cash flow (as defined by the Partnership Agreement) from the operating plan, which are approved by the Board of Directors, with guideline rates established between 20% and 35% of the employee’s base salary.  No bonus will be earned if the Partnership performance is below 75% of the required net income (loss) and cash flow (as defined by the Partnership Agreement).  At 75% of the target the executive can earn 75% of his target bonus.  Once this threshold is reached the bonus increases to 100% of the target if the performance measures are satisfied.  If the bonus performance measures are exceeded then the percentage increase is determined and the bonus is increased by that percentage.  The bonus is limited to a maximum of 200% of the target bonus and bonuses to all executives cannot exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

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

Summary Compensation Table

	Annual Compensation
				Board	Defined	Other
Name and Principal Position	Year	Salary	Bonus	Fees	Contribution	(a)	Total
Dennis J. Simonis	2008	260,000	—	19,000	12,530	4,900	296,430
President and chief executive	2007	260,000	—	19,000	12,100	4,900	296,000
officer	2006	237,000	125,600	21,000	12,100	4,900	400,600

Randolph H. Cabral	2008	137,000	—	—	12,955	5,600	155,555
Senior vice president	2007	137,000	—	—	16,800	5,600	159,400
	2006	132,000	50,000	—	16,800	4,200	203,000

Wayne Roumagoux	2008	120,000	—	—	6,555	3,900	130,455
Chief financial officer	2007	120,000	—	—	7,500	3,900	131,400
	2006	116,000	35,100	—	7,500	3,900	162,500

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

C.  No Employment Contracts or Termination Agreements

The Managing Partner does not have any employment or severance agreements with any of its present executive officers. The president of the Partnership has an agreement, which provides for twelve months of base salary as severance pay in the event of termination without just cause.

D.  Compensation of Executive Officers

Executive compensation is reviewed and determined by the Compensation Committee and recommended to the Board of Directors which has approval responsibility.  Mr. Simonis has served as its chief executive officer and president since December 2004, president since August 2001 and chief financial officer from May 2001 until August of 2001; Mr. Cabral, who has served as senior vice president and orchard manager since May 2000 and Mr. Roumagoux, who has served as chief financial officer since August of 2001.  These officers’ salary and guideline bonus percentage are administered under the salary policies established and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net consolidated income (loss) and cash flow for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.  The Compensation Committee has discussed the Compensation Discussion and Analysis with the executive officers and has determined that it accurately describes the compensation programs of the Partnership.

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

	Annual Compensation
Name of Director	Year	Fees	Meeting	Audit Chair	Total
John K. Kai	2008	15,000	7,000	—	22,000
James S. Kendrick	2008	15,000	4,000	—	19,000
E. Alan Kennett	2008	15,000	8,000	—	23,000
Jeffrey M. Kissel (Chairman)	2008	15,000	8,000	3,000	26,000
David McClain	2008	15,000	8,000	—	23,000
Dennis J. Simonis	2008	15,000	4,000	—	19,000
Scott C. Wallace	2008	15,000	4,000	—	19,000

	Annual Compensation
Name of Director	Year	Fees	Meeting	Audit Chair	Total
John K. Kai	2007	15,000	8,000	—	23,000
James S. Kendrick	2007	15,000	4,000	—	19,000
E. Alan Kennett	2007	15,000	8,000	—	23,000
Jeffrey M. Kissel (Chairman)	2007	15,000	8,000	3,000	26,000
David McClain	2007	15,000	8,000	—	23,000
Dennis J. Simonis	2007	15,000	4,000	—	19,000
Scott C. Wallace	2007	11,250	3,000	—	14,250

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

As of December 31, 2008, and subsequent to that date to the date of this report, (i) one person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units; (ii) the Managing Partner did not own any Class A Units; and (iii) no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information as to the Class A Units beneficially owned by the beneficial owner of more than 5% of the Class A Units as of March 11, 2009.

Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units

Farhad Fred and Mary Wilkie Ebrahimi	2,564,376	34.	%
Husband and Wife
283 Columbine Street, Suite 117
Denver, Co 80206

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2008.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units

Randolph H. Cabral	100	*
John K. Kai	100	*
James S. Kendrick	1,500	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	3,239	*
David McClain	—	*
Dennis J. Simonis	1,000	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (8 persons)	5,939	0.08%

*Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)  General

Set forth below are transactions after January 1, 2008 and any currently proposed transactions, in which the Partnership was or is to be a participant where the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest:

Relationships with  DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo on a month-to-month basis for its executive and accounting staff from DBE and paid $80,000 in 2008 and is required to pay $60,000 in future years.  The Partnership provides administrative services to DBE for which it was compensated $73,000 in 2008, $100,000 in 2007, and $103,000 in 2006.

The Partnership performed farming for a DBE company.  In 2008 the farming contract was terminated as the orchard was sold.  In 2007 the amount billed was $1,000 and was paid in full at December 31, 2007.  In 2006 the amount billed was $21,000 of which $3,000 was due at December 31, 2006.  The Partnership Agreement requires that the price and terms of any such transactions be no less favorable than those available in comparable transactions between unrelated parties.

Mr. Simonis is President and a Director of ML Resources, Inc. and President of DBE, but has no direct or indirect ownership interest in such company and receives no economic benefit from these transactions.

(b)  Review, Approval or Ratification of Transactions with Related Persons.

The Partnership has no written policy or procedures for the review and approval of transactions with related persons.  However, its internal procedures require that transactions with related persons are disclosed to the Audit Committee.  The Audit Committee reviews each transaction to ensure that it is arms-length and then makes a decision on the transaction’s appropriateness.

Director Independence

The Board of Directors has determined that each member of the Board of Directors is independent in accordance with NYSE rules except for Dennis J. Simonis.  The other members of the Board of Directors John K. Kai, James S. Kendrick, E. Alan Kennett, Jeffrey M. Kissel, and David McClain are independent under the NYSE independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures.  Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from the Partnership.  In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006.

Audit Fees.   Fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2008 for the audit of the Partnership’s consolidated financial statement on Form 10-K and the review of the Partnership’s Form 10-Q were $21,000 and $43,000 for 2008 and 2007, respectively.  Fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2007 for the audit of the Partnership’s consolidated financial statements included on Form 10-K and review of consolidated financial statements included on Form 10-Q amounted to $27,000.  The audit fees for the audit of the Partnership’s annual consolidated financial statements and review of consolidated financial statements included in the Partnership’s Form 10-Q for the year ended December 31, 2008, were approved by the Partnership’s audit committee.

Audit Related Fees.  Audit related fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2007 amounted to $10,000, for work performed related to the review of the Partnership’s Proxy Statement in the attempted acquisition of MacFarms.  There were no audit related fees for 2008.  Audit related fees were approved by the Partnership’s audit committee.

Tax Fees.  The Partnership’s audit committee pre-approves the fees paid to its Independent Registered Public Accounting Firm for the preparation of K-1’s for its unit holders and the Partnership’s tax returns.  The fees paid to PwC, an Independent Registered Public Accounting Firm, during 2008, 2007 and 2006 for tax preparation and related support services amounted to $274,000, $264,000, and $225,000, respectively.  The tax fees were approved by the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

A.            List of Documents Filed as a Part of this Report

1.               Consolidated Financial Statements.  See Index to Consolidated Financial Statements at page 25 of this Form 10-K.

2.               Consolidated Financial Statement Schedules.  None required.

3.               Exhibits

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

Exhibit Number	Description

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

Exhibit Number	Description

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

Exhibit Number	Description

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

10.56	Macadamia Nut Purchase Contracts between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.57 10.58 10.59

Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)Definitive Acquisition Agreement between ML Macadamia Orchards, L.P. and Mac Farms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated May 24, 2007. (l)Termination of Acquisition Agreement between ML Macadamia Orchards, L.P. and Mac Farms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated December 11, 2007. (m)

10.60	Amended and Restated Credit Agreement dated March 10, 2008. (n)

10.61	Fourth Amendment and Restated Credit Agreement dated March 14, 2008. (o)

10.62	Fifth Amendment and Restated Credit Agreement dated May 1, 2008. (p)

10.63	Second Amended and Restated Credit Agreement dated July 8, 2008. (q)

10.64	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated July 9, 2008. (r)

11.1	Statement re: Computation of Net Income per Class A Unit

31.1	Form of Rule 13a - 14(a) [Section 302] Certification – Chief Executive Officer

31.2	Form of Rule 13a - 14(a) [Section 302] Certification – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(a)	Incorporated by reference to Appendix A of Registrant’s Registration Statement under the Securities Act on Form S-4, Registration Statement No. 333-46271, filed February 13, 1998.

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

(g)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 8, 2000.

(h)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K, Commission filed No. 001-09145, filed March 17, 2004.

(i)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K/A, Commission filed No. 001-9145, filed June 1, 2005.

(j)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed January 9, 2006.

(k)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed June 5, 2006.

(l)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 31, 2007.

(m)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed December 14, 2007.

(n)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed March 17, 2008.

(o)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09124, filed March 20, 2008.

(p)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 1, 2008.

(q)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed July 9, 2008.

(r)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed July 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By:	ML RESOURCES, INC.
(Managing General Partner)

	By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer
Dated : March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature	Title

/s/ Dennis J. Simonis	President and Chief Executive Officer
Dennis J. Simonis	Principal Executive Officer
Director

/s/ Wayne W. Roumagoux	Chief Financial Officer
Wayne W. Roumagoux

/s/ John Kai	Director
John Kai

/s/ James S. Kendrick	Director
James S. Kendrick

/s/ E. Alan Kennett	Director
E. Alan Kennett

/s/ Jeffrey M. Kissel	Director
Jeffrey M. Kissel

/s/ Dr. David McClain	Director
Dr. David McClain

/s/ Scott C. Wallace	Director
Scott C. Wallace

EXHIBIT INDEX

Exhibit

11.1	Statement re: Computation of Net Income per Class A Unit
31.1	Form of Rule 13a - 14(a) [Section 302] Certification – Chief Executive Officer
31.2	Form of Rule 13a - 14(a) [Section 302] Certification – Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer