Form 10-Q
period 2009-03-31
ML MACADAMIA ORCHARDS L P
filed 2009-05-08
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing Class A Limited Partners’ Interests	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of May 06, 2009, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2009	2008	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$563	$601	$207
Accounts receivable	1,379	2,354	2,625
Inventory of kernel	185	1,610	335
Inventory of farming supplies	123	217	158
Deferred farming costs	816	618	—
Other current assets	196	274	278
Total current assets	3,262	5,674	3,603
Land, orchards and equipment, net	43,239	45,070	43,725
Goodwill	306	306	306
Intangible assets, net	7	14	13
Total assets	$46,814	$51,064	$47,647

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$416	$400	$421
Short-term borrowings	—	3,800	900
Accounts payable	210	792	414
Accrued payroll and benefits	600	641	780
Other current liabilities	47	40	23
Total current liabilities	1,273	5,673	2,538
Non-current benefits	402	374	402
Long-term debt	400	800	400
Deferred income tax liability	1,128	1,169	1,128
Total liabilities	3,203	8,016	4,468
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,797	43,033	43,365
Accumulated other comprehensive loss	(267)	(66)	(267)
Total partners’ capital	43,611	43,048	43,179
Total liabilities and partners’ capital	$46,814	$51,064	$47,647

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L. P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months ended March 31,
	2009	2008
Macadamia nut sales	$1,918	$2,681
Contract farming revenue	1,053	963
Total revenues	2,971	3,644
Cost of goods and services sold
Cost of macadamia nut sales	1,450	2,510
Cost of contract farming services	959	883
Total cost of goods and services sold	2,409	3,393
Gross income	562	251
General and administrative expenses	419	414
Operating income (loss)	143	(163)
Interest expense	(15)	(91)
Interest income	—	—
Other income (expense)	324	(1)
Income (loss) before income taxes	452	(255)
Income tax expense	20	9
Net income (loss)	$432	$(264)

Net cash flow (as defined in the Partnership Agreement)	$644	$1

Net income (loss) per Class A Unit	$0.06	$(0.04)

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.09	$0.00

Cash distributions per Class A Unit	$0.00	$0.00

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	43,365	43,297
Accumulated other comprehensive loss	(267)	(66)
	43,179	43,312

Cash distributions:
Class A limited partners	—	—
	—	—

Allocation of net income (loss):
Class A limited partners	432	(264)
	432	(264)

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	43,797	43,033
Accumulated other comprehensive loss	(267)	(66)
	$43,611	$43,048

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Cash received for goods and services	$4,832	$3,497
Cash paid to suppliers and employees	(3,554)	(3,639)
Interest paid	(15)	(91)
Net cash provided by (used in) operating activities	1,263	(233)

Cash flows from investing activities:
Acquisition of equipment	(1)	(24)
Net cash used in investing activities	(1)	(24)

Cash flows from financing activities:
Proceeds from drawings on line of credit	300	1,100
Repayment of line of credit	(1,200)	(300)
Capital lease payments	(6)	—
Cash distributions paid	—	(225)
Net cash provided by (used in) financing activities	(906)	575

Net increase in cash and cash equivalents	356	318
Cash and cash equivalents at beginning of period	207	283
Cash and cash equivalents at end of period	$563	$601

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$432	$(264)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	218	265
Gain on sale of capital asset	(7)	—
Inventory write down	68	—
Decrease (increase) in accounts receivable	1,245	(80)
Decrease (increase) in inventories	117	377
Increase in deferred farming costs	(532)	(395)
Decrease (increase) in other current assets	82	(101)
Increase (decrease) in accounts payable	(204)	161
Decrease in accrued payroll and benefits	(180)	(163)
Increase (decrease) in other current liabilities	24	(33)
Total adjustments	831	31
Net cash provided by (used in) operating activities	$1,263	$(233)

See accompanying notes to consolidated financial statements

ML MACADAMIA ORCHARDS, L.P.

Notes to Unaudited Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2009, March 31, 2008 and December 31, 2008 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2008 Annual Report on Form 10-K.

(2)          LIQUIDITY

At March 31, 2009 the Partnership had a cash balance of $563,000 compared to $601,000 at March 31, 2008.  Cash flows provided by operating activities totaled $1.3 million for the three months ended March 31, 2009, while net cash used in operating activities totaled $233,000 for the three months ended March 31, 2008.  The improvement in operating cash flows was attributable to cash received from increased nut sales in December 2008.  A $330,000 legal claims settlement from Hamakua Macadamia Nut Company (“Hamakua”) also contributed to the improved operating cash flows in the first quarter 2009.  Cash paid for operating expenses and interest was also less in the first quarter of 2009 compared with the same period in 2008.

At March 31, 2009 the Partnership had working capital of $2 million and its current ratio was 2.56 to 1, compared to working capital of $1,000 and a current ratio 1.00 to 1 at March 31, 2008.  The increase in working capital was primarily due to no short-term borrowings outstanding at March 31, 2009, compared to $3.8 million in short-term borrowings outstanding at March 31, 2008.

At March 31, 2009, the Partnership had a balance of $800,000 outstanding on its term loan and $16,000 in capital lease obligations. At March 31, 2008, the Partnership had $1.2 million in outstanding long-term debt and no capital lease obligations.

Management draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  The $6 million revolving line of credit facility with American AgCredit, PCA expires on June 30, 2009.  On March 25, 2009, American AgCredit, PCA provided the Partnership with a commitment to extend the revolving loan for an additional year, with the renewed revolving loan amount of $5 million.  Additionally, on March 23, 2009, the Partnership signed an addendum to its current nut purchase contract with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) such that Mauna Loa will purchase between 9 million and 15 million pounds of macadamia nut in shell between July 1, 2009 and June 30, 2010.  Management believes that the amended credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs for operations as presently conducted, and the addendum to the nut purchase contract with Mauna Loa Macadamia Nut Corporation will positively impact the Partnership’s cash flow from operations.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

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

Management evaluates the performance of each segment on the basis of operating income.  The Partnership accounts for intersegment sales and transfers at cost. Such intersegment sales and transfers are eliminated in consolidation. The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  Revenues from the owned-orchard segment are subject to nut purchase contracts and tend to vary from year to year due to changes in the prices paid under its various nut contracts.  The farming segment’s revenues are based on farming contracts which generate a farming profit based on a pass through of farming cost plus a fee which is a percentage of farming cost or a fixed amount per acre and tend to be less variable than revenues from the owned-orchard segment.

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three month ended March 31, 2009 and 2008.  Due to seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended March 31, (in thousands)
	2009	2008
Revenues:
Owned orchards	$1,918	$2,681
Contract farming	2,670	2,790
Intersegment elimination (all contract farming)	(1,617)	(1,827)
Total	$2,971	$3,644

Operating income (loss):
Owned orchards	$49	$(243)
Contract farming	94	80
Total	$143	$(163)

Depreciation:
Owned orchards	$179	$232
Contract farming	33	31
Total	$212	$263

Expenditures for property and equipment:
Owned orchards	$1	$24
Contract farming	—	—
Total	$1	$24

Segment assets:
Owned orchards	$40,112	$43,821
Contract farming	6,702	7,243
Total	$46,814	$51,064

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

Deferred farming cost amounted to $816,000 and $618,000 at March 31, 2009 and 2008, respectively.  The increase in deferred farming costs was attributable to lower expense recovery for the three months ended March 31, 2009 compared with the recovery for the same period in 2008, which was subsequently determined to be too high.  Accordingly, an adjustment was made in the third quarter of 2008 to correct the expense recovery rate of the administrative costs charged to farming operations.

Nut inventory amounted to $185,000 at March 31, 2009 and includes a reserve of $68,000 for aged kernels, which is reflected in cost of goods sold.  Nut inventory amounted to $1.6 million at March 31, 2008.

Inventory of farming supplies amounted to $123,000 and $217,000 at March 31, 2009 and 2008, respectively.

(6)          GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended March 31, 2009 and 2008, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $26,000 and $19,000, respectively.

(7)          CREDIT FACILITY - DEBT

The Partnership has a $6 million revolving credit facility with American AgCredit, PCA which expires on June 30, 2009.  Amounts drawn on the line accrue interest at the prime lending rate.  On March 25, 2009, American AgCredit, PCA provided the Partnership with a commitment to extend the revolving loan for an additional year, with the renewed revolving loan amount of $5 million.  There was no drawing on the line of credit at March 31, 2009 and $3.8 million in drawings at March 31, 2008.

In addition to the revolving credit facility the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature on May 1, 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 5.1435 percent to 6.87 percent.  At March 31, 2009 and 2008, the outstanding balance under the promissory note agreement amounted to $800,000 and $1.2 million, respectively.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at March 31, 2009 and 2008.

(8)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(9)          CASH DISTRIBUTIONS

The credit agreements with American AgCredit, PCA prohibit the declaration and payment of cash distributions through June 30, 2009.

(10)    PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended March 31,
	2009	2008
Service Cost	$15,311	$14,128
Interest Cost	9,261	7,791
Expected Return on Assets	(10,943)	(11,582)
Amortization of Unrecognized Prior Service Costs	1,661	1,661
Amortization of Unrecognized Loss	3,985	—
Net Periodic Pension Cost	$19,275	$11,998

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended March 31,
	2009	2008
Service Cost	$3,734	$3,887
Interest Cost	4,837	4,679
Net Periodic Intermittent Severance Cost	$8,571	$8,566

(12)    EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expired on May 1, 2008 and were extended for a 60-day period.  On June 30, 2008 the parties agreed to a one-year contract, which will expire on June 30, 2009.  Although, the Partnership believes that relations with its employees and the ILWU are good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations.

(13) LEGAL PROCEEDINGS

Certain claims have been filed against the Partnership arising out of our business actions.  In the opinion of management such claims would not have a material adverse effect upon our results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America.  Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, inventory valuation, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from our estimates.  To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2008 Form 10-K.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions, as well as nut prices. which are either fixed or market based.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Climatic conditions during the spring of 2007 and 2008 affected flowering patterns at two orchards adversely impacting nut production in the first quarters of 2008 and 2009.

Total nut sales in the first quarter of 2009 and 2008 were $1.9 million and $2.7 million, respectively.  The Partnership’s production was 2.4 million pounds in the first quarter of 2009 compared to 2.8 million pounds in the first quarter 2008 or a decrease of 14%.  The net nut sales were $1.8 million and $1.9 million for the first quarter 2009 and 2008, respectively.  The price received per pound sold in the first quarter 2009 was $0.76 compared to the first quarter 2008 of $0.67, an increase of 14%.

A material factor in the decline in nut sales in the first quarter 2009 compared to the first quarter 2008 is the decline from $817,000 to $83,000 in nut-in-shell and kernel sales from inventory.  This decline was caused by inventory produced in 2007 and held as of December 31, 2007 that was subsequently sold in the first quarter 2008.  The inventory was the result of the Partnership’s inability to sell all of its nuts in 2007, and is unlikely to recur in subsequent periods assuming the Partnership is able to sell its nuts as they are harvested.

For the three-month period ended March 31, 2009, the Partnership generated a net income of $432,000 ($0.06 per Class A Unit) from revenues of $3.0 million.  For the three-month period ended March 31, 2008, the Partnership had a net loss of $264,000 (negative $0.04 per Class A Unit) from revenues of $3.6 million. The increase in net income for the three month period ended March 31, 2009 is the result of higher nut prices, lower standard cost utilized in 2009, lower interest cost and the $330,000 settlement received from Hamakua Macadamia Nut Company, Inc.  The settlement with Hamakua is a non-recurring event.

Net cash flow per Class A Unit for the first quarter 2009 and 2008, as defined in the Partnership Agreement, amounted to $0.09 and $0.00, respectively.

Owned-orchard Segment

Unless otherwise noted, nut production, nut prices and nut revenues per pound reported in this Form 10-Q are based upon a contract standard of in-shell moisture at 20% and standard saleable kernel / dry-in-shell of 30%.  For the three months ended March 31, 2009 and 2008, nut production, nut prices and nut revenue were as follows:

	For the Three Months
	Ended March 31,
	2009	2008	Change
Nuts harvested (000’s pounds)	2,411	2,788	-14%
Nut price (per pound)	$0.7600	$0.6686	14%
Net nut sales ($000’s)	$1,833	$1,864	-2%
2008 revenue adjustment	2	—
Nut-in-shell and kernel sales from inventory	83	817	-90%
Total nut sales ($000’s)	$1,918	$2,681	-28%

Production for the first quarter 2009 was 14% lower than the first quarter of 2008.  An abnormally short flowering season that ended in mid-March 2008 at the Keaau and Mauna Kea orchards limited nut production at these sites to the fall 2008 with no production during the first quarter 2009.  By contrast, blossoms pollinated in April-May 2007 at both locations contributed to light nut production in spring 2008.  The nut production from the Ka’u orchard during the first quarter was similar in 2009 and 2008.

The increase in nut price for the first quarter of 2009 was attributable to all nut production being sold to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”.)  The average nut price for the nuts delivered to Mauna Loa was $0.76 per pound.  In the first quarter of 2008 nuts were sold to Mauna Loa and MacFarms of Hawaii, LLC (“MacFarms”).  The average nut price for nuts sold to Mauna Loa and MacFarms in the first six months of 2008 was $0.75 and $0.494, respectively.

Production costs are based on annualized standard unit costs for interim reporting purposes.  Cost of goods sold (owned-orchard segment), for the first quarter of 2009 was $0.58 per pound harvested, which is lower than $0.61 per pound for the first quarter of 2008.  The decrease in cost per pound was primarily attributable to lower standard cost in 2009 than for 2008.  The overall actual production costs for 2008 was $0.61 per pound harvested. The decrease in the standard cost for 2009 compared to 2008 was the result of lower operating costs mainly related to decreased fuel, fertilizer and medical benefit cost.

Farming Segment

Farming service revenue and expense for the first quarter of 2009 increased by $90,000 and $76,000, respectively, compared to the same quarter in 2008.  The increase was primarily attributable to increased farming activity and production during the first quarter of 2009 compared to the same quarter in 2008.  Depreciation expense included in farming expense amounted to $33,000 for the first quarter of 2009 compared to $31,000 for the first quarter of 2008.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2009 increased by 1% compared with the same period in 2008.

Other Income and Expenses

Interest expense for the first quarter 2009 and 2008 was $15,000 and $91,000 respectively.  The decrease was attributable to a lower outstanding balance on the revolving line of credit in 2009.  The Partnership had zero borrowing on the revolving line of credit at the end of the first quarter 2009 compared with $3.8 million at the end of the first quarter in 2008.  The Partnership also had a lower principal balance on its term loan at the end of the first quarter 2009 compared to 2008.

There was no interest income in the first quarter 2009 and 2008.

Other income recorded for the first quarter of 2009 amounted to $324,000 and included $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc. and $7,000 from sale of farm equipment.  Other expense for the first quarter of 2008 was $1,000.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production and harvesting activities peaking in the fall and winter.  However, farming operations and cultivation activities continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $6.0 million revolving line of credit which matures on June 30, 2009 and a 10-year, $4.0 million term loan which matures on May 1, 2010.  At March 31, 2009, the Partnership had a balance of $800,000 outstanding on its term loan and no drawings under the revolving credit facility.  At March 31, 2009, $6.0 million was available under the revolving credit facility.  At March 31, 2008, the Partnership had a balance of $1.2 million on its term loan and $3.8 million outstanding on its revolving credit facility.

At March 31, 2009 the Partnership had a cash balance of $563,000 compared to $601,000 at March 31, 2008.  Cash flows provided by operating activities were $1.3 million for the three months ended March 31, 2009 compared to $233,000 cash flows used in operations for the three months ended March 31, 2008.  The improvement in operating cash flows was attributable to cash received on the increased nut sales in December 2008, compared to less cash received in the first quarter 2008 due to lower nut sales December 2007.  The $330,000 legal claims settlement from Hamakua also contributed to the improved operating cash flows in the first quarter 2009.  Cash paid for operating expense and interest was also less in the first quarter of 2009 compared with the same period in 2008.

At March 31, 2009 the Partnership had working capital of $2 million and a current ratio of 2.56 to 1 compared to a working capital of $1,000 and a current ratio of 1.00 to 1 at March 31, 2008. The increase in working capital was primarily due to no short-term borrowings outstanding at March 31, 2009 compared to $3.8 million in short-term borrowings outstanding at March 31, 2008.

Management anticipates draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, and management also believes that the credit facility with American AgCredit, PCA when it is renewed will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs during 2009 for operations as presently conducted and the addendum to the nut purchase contract with Mauna Loa Macadamia Nut Corporation will positively impact the Partnership’s cash flow from operations in 2009.  The Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  The addendum to the Mauna Loa nut purchase contract requires payment within normal Mauna Loa terms.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR and the WSJ prime rate.  As of March 31, 2009, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $8,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for one of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first quarter of 2009 global macadamia prices increased modestly, but are still below historical levels. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound.

The Partnership has two bargaining agreements with the ILWU Local 142.  Both agreements have been negotiated for a one-year period expiring on June 30, 2009.

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

(b)         There have been no changes to internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

As reported in the Partnership’s Form 10-K for 2008, on March 10, 2009, the Partnership agreed to settle its litigation against Hamakua for a cash payment to the Partnership of $330,000 which was received during the first quarter.

Item 6. Exhibits

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 06, 2009	By	/s/ Dennis J. Simonis
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