Form 10-K/A
period 2008-12-31
ML MACADAMIA ORCHARDS L P
filed 2009-06-15
CIK 792161

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Partnership’s Annual Report in Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009 to substitute Exhibits 31.1 and 31.2, which are attached hereto, in place of Exhibits 31.1 and 31.2 of the Original Form 10-K and to add Exhibits 10.65, 10.66 and 10.67, which are filed with this Amendment No. 1.

Except as described above, no other changes have been made to the Original Form 10-K.  This amendment does not reflect events occurring after March 30, 2009 or modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the revisions discussed above.  This Amendment should be read in conjunction with the Partnership’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

A.            List of Documents Filed as a Part of this Report

1.               Consolidated Financial Statements.  See Index to Consolidated Financial Statements at page 25 of Form 10-K. (s)

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

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

Exhibit Number	Description

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

Exhibit Number	Description

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

Exhibit Number	Description

10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

10.56	Macadamia Nut Purchase Contracts between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.58	Definitive Acquisition Agreement between ML Macadamia Orchards, L.P. and Mac Farms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated May 24, 2007. (l)

10.59	Termination of Acquisition Agreement between ML Macadamia Orchards, L.P. and Mac Farms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated December 11, 2007. (m)

10.60	Amended and Restated Credit Agreement dated March 10, 2008. (n)

10.61	Fourth Amendment and Restated Credit Agreement dated March 14, 2008. (o)

10.62	Fifth Amendment and Restated Credit Agreement dated May 1, 2008. (p)

10.63	Second Amended and Restated Credit Agreement dated July 8, 2008. (q)

10.64	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated July 9, 2008. (r)

10.65	Supplemental Security Agreement dated May 1, 2004. filed herewith

10.66	Second Amended and Restated Credit Agreement with Exhibits dated July 8, 2009. filed herewith

10.67	Second Supplemental Security Agreement dated July 8, 2008. filed herewith

11.1	Statement re: Computation of Net Income per Class A Unit (s)

31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer. Filed herewith

31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer. Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer. Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer. Filed herewith

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

(g)                 Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed May 8, 2000.

(h)                 Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K, Commission file No. 001-09145, filed March 17, 2004.

(i)                     Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K/A, Commission file No. 001-9145, filed June 1, 2005.

(j)                     Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed January 9, 2006.

(k)                  Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed June 5, 2006.

(l)                     Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed May 31, 2007.

(m)               Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed December 14, 2007.

(n)                 Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed March 17, 2008.

(o)                 Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09124, filed March 20, 2008.

(p)                 Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed May 1, 2008.

(q)                 Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed July 9, 2008.

(r)                    Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed July 9, 2008.

(s)                  Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 10-K, Commission file No. 001-09145, filed March 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

By: ML RESOURCES, INC.
(Managing General Partner)

	By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer

	By:	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer

Dated : June XX, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.65	Supplemental Security Agreement dated May 1, 2004
10.66	Second Amended and Restated Credit Agreement with Exhibits dated July 8, 2009
10.67	Second Supplemental Security Agreement dated July 8, 2009
31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer
31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer