Form 10-K/A
period 2008-12-31
ML MACADAMIA ORCHARDS L P
filed 2009-06-16
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends Amendment No. 1 on Form 10-K/A which amended the Partnership’s Annual Report in Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on June 15, 2009 and March 30, 2009, respectively, to substitute Exhibits 31.1 and 31.2, which are attached hereto, in place of Exhibits 31.1 and 31.2 of the Original Form 10-K and Amendment No. 1 as the dates were inadvertently incomplete and to add Exhibits 10.65, 10.66 and 10.67, which are filed with this Amendment No. 2.

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

Dated : June 15, 2009

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