Form 10-Q
period 2009-06-30
ML MACADAMIA ORCHARDS L P
filed 2009-08-13
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.   Yes ☐   No ☒

As of June 30, 2009, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2009	2008	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$80	$79	$207
Accounts receivable	341	1,821	2,625
Inventory of kernel	31	759	335
Inventory of farming supplies	87	214	158
Deferred farming costs	2,921	2,520	—
Other current assets	331	266	278
Total current assets	3,791	5,659	3,603
Land, orchards and equipment, net	42,810	44,591	43,725
Goodwill	306	306	306
Intangible assets, net	2	13	13
Total assets	$46,909	$50,569	$47,647

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$410	$400	$421
Short-term borrowing	800	4,200	900
Accounts payable	264	776	414
Accrued payroll and benefits	577	492	780
Other current liabilities	8	108	23
Total current liabilities	2,059	5,976	2,538
Non-current accrued benefits	402	374	402
Long-term debt	—	400	400
Deferred income tax liability	1,128	1,169	1,128
Total liabilities	3,589	7,919	4,468
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,506	42,635	43,365
Accumulated other comprehensive loss	(267)	(66)	(267)
Total partners’ capital	43,320	42,650	43,179
Total liabilities and partners’ capital	$46,909	$50,569	$47,647

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Macadamia nut sales	$374	$937	$2,292	$3,618
Contract farming revenue	651	666	1,704	1,629
Total revenues	1,025	1,603	3,996	5,247
Cost of goods and services sold
Costs of macadamia nut sales	330	927	1,780	3,437
Costs of contract farming services	582	622	1,541	1,505
Total cost of goods and services sold	912	1,549	3,321	4,942
Gross income	113	54	675	305
General and administrative expenses	402	388	821	802
Operating loss	(289)	(334)	(146)	(497)
Other income	17	13	341	12
Interest expense	(15)	(75)	(30)	(166)
Income (loss) before income taxes	(287)	(396)	165	(651)
Income tax expense	4	2	24	11
Net income (loss)	$(291)	$(398)	$141	$(662)

Net cash flow (as defined in the Partnership Agreement)	$(635)	$(757)	$9	$(756)

Net income (loss) per Class A Unit	$(0.04)	$(0.05)	$0.02	$(0.09)

Net cash flow per Class A Unit	$(0.09)	$(0.10)	$0.00	$(0.10)

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	43,797	43,033	43,365	43,297
Accumulated other comprehensive loss	(267)	(66)	(267)	(66)
	43,611	43,048	43,179	43,312

Allocation of net income (loss)
Class A limited partners	(291)	(398)	141	(662)
	(291)	(398)	141	(662)

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	43,506	42,635	43,506	42,635
Accumulated other comprehensive loss	(267)	(66)	(267)	(66)
	$43,320	$42,650	$43,320	$42,650

See accompanying notes to financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Cash received from goods and services	$2,120	$2,223	$6,945	$5,720
Cash paid to suppliers and employees	(2,940)	(2,733)	(6,494)	(6,362)
Interest paid	(5)	(7)	(20)	(98)
Net cash provided by (used in) operating activities	(825)	(517)	431	(740)

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	7	—
Acquisition of capital equipment	(53)	(5)	(54)	(29)
Net cash used in investing activities	(53)	(5)	(47)	(29)

Cash flows from financing activities:
Financing cost	—	—	—	(10)
Proceeds from drawings on line of credit	800	400	1,100	1,500
Repayments on line of credit	—	—	(1,200)	(300)
Payments on long term borrowings	(400)	(400)	(400)	(400)
Capital lease payments	(5)	—	(11)	—
Cash distributions paid	—	—	—	(225)
Net cash provided by (used in) financing activities	395	—	(511)	565

Net increase (decrease) in cash and cash equivalents	(483)	(522)	(127)	(204)
Cash and cash equivalents at beginning of period	563	601	207	283
Cash and cash equivalents at end of period	$80	$79	$80	$79

Reconciliation of net income (loss) to net cash provided by and (used in) operating activities:
Net income (loss)	$(291)	$(398)	$141	$(662)
Adjustments to reconcile net income (loss) to net cash provided by and (used in) operating activities:
Depreciation and amortization	62	41	279	306
Gain on sale of capital asset	—	—	(7)	—
Inventory write down	36	—	104	—
Decrease in accounts receivable	1039	533	2,284	453
Decrease in inventories	154	854	271	1,231
Increase in deferred farming costs	(1,682)	(1,459)	(2,220)	(1,854)
Decrease (increase) in other current assets	(135)	7	(53)	(84)
Increase (decrease) in accounts payable	54	(15)	(150)	146
Decrease in accrued payroll and benefits	(23)	(148)	(203)	(311)
Increase (decrease) in other current liabilities	(39)	68	(15)	35
Total adjustments	(534)	(119)	290	(78)
Net cash provided by (used in) operating activities	$(825)	$(517)	$431	$(740)

See accompanying notes to financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2009, June 30, 2008 and December 31, 2008 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2009 and 2008.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three and six-month periods ended June 30, 2009 and 2008 (000’s).  Due to seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenues:
Owned orchards	$374	$937	$2,292	$3,618
Contract farming	1,064	986	3,734	3,892
Intersegment elimination (all contract farming)	(413)	(320)	(2,030)	(2,263)
Total	$1,025	$1,603	$3,996	$5,247

Operating income (loss):
Owned orchards	$(357)	$(378)	$(308)	$(621)
Contract farming	68	44	162	124
Total	$(289)	$(334)	$(146)	$(497)

Depreciation:
Owned orchards	$26	$8	$205	$240
Contract farming	29	31	62	62
Total	$55	$39	$267	$302

Expenditures for property and equipment:
Owned orchards	$53	$5	$54	$29
Contract farming	—	—	—	—
Total	$53	$5	$54	$29

Segment assets:
Owned orchards			$40,321	$44,009
Contract farming			6,588	6,560
Total			$46,909	$50,569

All revenues are from sources within the United States.

(4)  DEFERRED FARMING COSTS AND NUT INVENTORY

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

Deferred farming costs amounted to $2.9 million and $2.5 million at June 30, 2009 and 2008, respectively.  Nut inventory amounted to $31,000 and $759,000 at June 30, 2009 and June 30, 2008, respectively.  The nut inventory write downs were $36,000 and $104,000 for the three and six-month periods ended June 30, 2009, respectively. There were no inventory write-downs during the three and six-month periods ended June 30, 2008.

(5)  GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended June 30, 2009 and 2008, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $13,000 and $10,000, respectively.   For the six months ended June 30, 2009 and 2008, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $39,000 and $29,000, respectively.

(6)  CREDIT FACILITY - DEBT

The $6.0 million revolving line of credit facility with American AgCredit, PCA expired on June 30, 2009.  On June 30, 2009 American AgCredit, PCA extended the revolving line of credit facility until June 29, 2010 with a $5.0 million limit.  With the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants, the remainder of the loan conditions remain in place.  The minimum tangible net worth amount is required to be $41,068,000 and shall be increased dollar for dollar by the amount of positive consolidated net income of the Partnership beginning the first day of fiscal year 2009 and thereafter.  The Partnership is required to have consolidated EBITDA of not less than $1,500,000 at the end of each quarter during the term tested on a rolling four quarter period commencing as of September 30, 2009.  In addition, the lender advanced an additional $600,000 as a term loan bearing fixed interest at 7.5% per annum, which requires equal monthly payments over the term, maturing on July 1, 2013. The proceeds of this loan will be used by the Partnership to purchase farming equipment.  The Partnership paid financing fees of $25,000 for the extension of the line of credit facility and $9,000 for the four year term loan.  The financing fees will be amortized over the life of the loans.  There was $800,000 and $4.2 million outstanding on the revolving line of credit at June 30, 2009 and June 30, 2008, respectively.

In addition to the revolving credit facility, the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature on May 1, 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 5.1435% to 6.87%.  At June 30, 2009 and 2008, the outstanding balance under the promissory note was $400,000 and $800,000, respectively.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at June 30, 2009 and 2008.

On April 1, 2009, the Partnership adopted Financial Accounting Standards Board Staff Position (“FSP”) No. 107 and Accounting Principles Board (“APB”) 28-1, Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments in interim and annual financial statements.  The fair value of the line of credit and a portion of the long-term financial instruments is approximately the carrying value as they have variable interest rates.  The remaining portion of the financial instrument has a fixed rate and has a fair value of approximately $218,000 compared to a carrying value of $230,000 as of June 30, 2009.

The estimated fair value of the Partnership’s fixed rate financial instrument has been determined with an estimated market price of 6.00% using a life equal to the remaining maturity.  The Partnership has not considered lender fees in determining the estimated fair value.

(7)  PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(8)  CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions while the various loans from them are outstanding (final maturity date is now June 29, 2013) without lender’s approval. No distributions were declared or paid during the three and six-month periods ended June 30, 2009 or 2008.

(9)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		6 months ended
	6/30/09	6/30/08	6/30/09	6/30/08
Service Cost	$15,311	$14,127	$30,622	$28,255
Interest Cost	9,261	7,792	18,522	15,583
Expected Return on Assets	(10,943)	(11,582)	(21,886)	(23,164)
Amortization of Unrecognized Prior Service Costs	1,661	1,661	3,322	3,322
Amortization of Unrecognized Loss	3,985	—	7,970	—
Net Periodic Pension Cost	$19,275	$11,998	$38,550	$23,996

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	3 months ended		6 months ended
	6/30/09	6/30/08	6/30/09	6/30/08
Service Cost	$3,734	$3,887	$7,468	$7,774
Interest Cost	4,837	4,679	9,674	9,357
Net Periodic Intermittent Severance Cost	$8,571	$8,566	$17,142	$17,131

(11)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  On May 27, 2009 the Partnership and the ILWU Local 142 agreed to a two-year contract, which is effective May 27, 2009 through May 31, 2011.  The Partnership believes that relations with its employees and the ILWU are good.

(12)  LEGAL PROCEEDINGS

Certain claims have been filed against the Partnership arising out of business actions.  In the opinion of management such claims would not have a material adverse effect upon our results of operations or financial position.

(13)  NET CASH FLOW

The Partnership restated net cash flow and net cash flow per Class A Unit for the three and six-month periods ended June 30, 2008 and the nine-month period ended September 30, 2008, as defined per the Partnership Agreement, due to a computational error.  For the three-month period ended June 30, 2008, net cash flow as defined per the Partnership Agreement was restated from ($357,000) and ($0.05) per Class A Unit to ($757,000) and ($0.10) per Class A Unit.  For the six-month period ended June 30, 2008, net cash flow as defined per the Partnership Agreement was restated from ($356,000) and ($0.05) per Class A Unit to ($756,000) and ($0.10) per Class A Unit.   For the nine-month period ended September 30, 2008, net cash flow as defined per the Partnership Agreement will be restated from $1,309,000 and $0.17 per Class A Unit to $909,000 and $0.12 per Class A Unit.  This error had no impact on the Partnership’s net loss or net income as previously reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, determination of bad debt, inventory valuation, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations and the calculation of income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2008 Form 10-K.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions, as well as nut prices, which are either fixed or market based.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.

Nut sales for the three-month period ended June 30, 2009 and 2008 were $374,000 and $937,000, respectively.  Nut sales for the six-month period ended June 30, 2009 and 2008 were $2.3 million and $3.6 million, respectively.  The Partnership’s production for the three-month period ended June 30, 2009 and 2008 was 415,000 pounds and 155,000 pounds, respectively, or an increase of 168%.  The Partnership’s production for the six-month period ended June 30, 2009 and 2008 was 2.75 million pounds and 2.9 million pounds, respectively.  The average price received per pound sold during the six-month period ended June 30, 2009, net of kernel sales, was $0.76 compared to the period ended June 30, 2008 of $0.62, an increase of 23%.  The average price received per pound sold, net of kernel sales, during the three-month period ended June 30, 2009 and 2008 was $0.76 and $0.52 respectively, an increase of 46%. The material increase in the average price received was due to the sale of nuts to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under a nut purchase contract where they agreed to take and pay for up to 6.3 million field pounds of nuts during 2009 at $0.76 per pound.  During the first six months of 2009, the Partnership has sold 3.2 million pounds of nuts to Mauna Loa under this agreement and it is anticipated that the other 3.1 million pounds will be sold to them during the third quarter of 2009.  Once the contract amount has been sold, the Partnership would then have to sell its remaining 2009 nut production under nut purchase contracts where the price averages $0.63 per pound.  It is anticipated that during the third and fourth quarters of 2009 a substantial portion of the nuts sold will be at these lower prices and therefore the current beneficial pricing is not anticipated to continue indefinitely.

A material factor in the decline in nut sales in the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 is the decrease in the nut-in-shell and kernel sales from inventory in the amounts of $465,000 and $1.0 million, respectively.  The inventory was produced in 2007 and held as of December 31, 2007.  The inventory was the result of the Partnership’s inability to sell all its nuts as they were harvested.

For the six-month period ended June 30, 2009, the Partnership had net income of $141,000 ($0.02 per Class A Unit) compared to a net loss of $662,000 (negative $0.09 per Class A Unit) for the six-month period ended June 30, 2008.  The increase in net income for the six-month period ended June 30, 2009 is the result of higher nut prices, lower standard cost utilized in 2009, lower interest cost and the $330,000 settlement received from Hamakua Macadamia Nut Company, Inc.  The settlement with Hamakua is a non-recurring event.

Net cash flow per class A unit for the six-month periods ended June 30, 2009 and 2008, as defined in the Partnership Agreement, amounted to $0.00 and ($0.10), respectively.

The Partnership incurred a net loss of $291,000 for the second quarter of 2009 from revenues of $1.0 million.  Net loss for the second quarter of 2008 was $398,000 from revenues of $1.6 million.  Net loss per Class A Unit for the second quarters of 2009 and 2008 amounted to ($0.04) and ($0.05), respectively.  Net cash flow per Class A Unit for the second quarters of 2009 and 2008, as defined in the Partnership Agreement, was ($0.09) and ($0.10), respectively.  The decrease in the net loss for the second quarter 2009 compared to 2008 is attributable to the lower standard cost utilized in 2009 compared to 2008 and the higher nut price received in 2009 compared to 2008.

Owned-orchard Segment

Unless otherwise noted, nut production, nut prices and nut revenue per pound reported in this Form 10-Q are based upon a contract standard of in-shell moisture at 20% and standard saleable kernel / dry-in-shell of 30%.  For the three and six-month periods ended June 30, 2009 and 2008, nut production, nut prices and nut revenues were as follows:

	For the Three Months
	Ended June 30
	2009	2008	Change
Nuts harvested (000’s pounds)	415	155	168%
1st quarter adjustment	(75)	(36)
Net nuts harvested (000’s pounds)	340	119	186%
Nut price (per pound)	$0.7600	$0.5200
Net nut sales ($000’s)	$258	$62	318%
Kernel sales from inventory	116	875	-87%
Total nut sales ($000’s)	374	937	-60%

	For the Six Months
	Ended June 30
	2009	2008	Change
Nuts harvested (000’s pounds)	2,751	2,907	-5%
Nut-in-shell sold from inventory	—	941
Total pounds of nuts sold	2,751	3,848	-29%
Nut price (per pound)	$0.7600	$0.6214
Net nut sales ($000’s)	$2,091	$2,391	-13%
2008 adjustment	2	—
Kernel sales from inventory	199	1,227	-84%
Total nut sales ($000’s)	2,292	3,618	-37%

Production for the second quarter 2009 was 186% higher than the same period in 2008.  Production for the first half of 2009 was 5% lower than the same period 2008.  An abnormally short flowering season that ended in mid-March 2008 at the Keaau and Mauna Kea orchards limited nut production at these sites to the fall 2008 with no production during the first quarter 2009.  By contrast, blossoms pollinated in April-May 2007 at both locations contributed to light nut production in spring 2008.  The nut production from the Ka’u orchard during the first half was similar in 2009 and 2008.

The increase in nut price for the second quarter and first half of 2009, compared to the same periods in 2008, was attributable to all nut production being sold to Mauna Loa at $0.76 per pound in 2009.  In the second quarter and first half of 2008 nuts were sold to Mauna Loa, MacFarms of Hawaii, LLC (“MacFarms”) and Island Princess, and resulted in the average nut price of $.52 and $0.62 for the three and six-month periods ended June 30, 2008, respectively.  The lower average nut price in 2008 was primarily attributable to the effect of the market-based pricing of the Partnership’s nut purchase contracts with MacFarms and Island Princess, which are tied to the Hawaii and Australia market prices.

Production costs are based on annualized standard unit costs for interim reporting purposes.  Cost of goods sold (owned-orchard segment), for the first half of 2009 was $0.53 per pound harvested, which is lower than $0.61 per pound for the first half of 2008.  The decrease in cost per pound was primarily attributable to lower standard cost in 2009 than for 2008.  The overall actual production costs for 2008 was $0.61 per pound harvested. The decrease in the standard cost for 2009 compared to 2008 was the result of lower operating costs mainly related to decreased fuel, fertilizer and medical benefit cost and lower cost fields being harvested.  The spring nut production quality is historically lower than the annual average because of the seasonality of the nut drop and longer related harvest intervals.  As a greater quantity of nuts fall, the harvest intervals are shortened, improving the quality of the nuts harvested.

During the three and six-month periods ended June 30, 2009, sales of kernel separate from nut purchase contracts amounted to $116,000 and $199,000, respectively, compared to $875,000 and $1.2 million of kernel sales for the three and six-month periods ended June 30, 2008.  Inventory write-downs for the three and six-month periods ended June 30, 2009 amounted to $36,000 and $104,000, respectively.

Crop Year Production Results

Macadamia nut production for the 2008-2009 crop year (July 1 to June 30) totaled 21.3 million field pounds, which was 2.5 million pounds greater than the 2007-2008 crop year.  Good rainfall distribution and ideal temperatures that promoted flower development through June 2008 at the Ka’u orchards contributed to normal nut production during the first and second quarters of 2009.  Flower and pollination at the Keaau and Mauna Kea orchards ended in April 2008 due to warmer temperatures and affected the nut production during the first and second quarters of 2009.  Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year			2009	2008
	Ended June 30,			Over	Over
	2009	2008	2007	2008	2007
Keaau	6,402	4,929	8,932	+ 30%	- 45%
Ka’u	13,563	12,385	13,634	+ 10%	- 9%
Mauna Kea	1,325	1,439	1,731	- 8%	- 17%
Total Production	21,290	18,753	24,297	+ 14%	- 23%

The changes in weather have resulted in a maturation pattern that has affected nut production such that the annual production should approximate historical trends even though the spring production is greater than normal.

Farming Segment

Farming service revenues for the three and six-month periods ended June 30, 2009 were 2% lower and 5% higher than 2008.  Costs of services provided for the three and six-month periods ended June 30, 2009 were 6% lower and 2% higher than 2008.  The fluctuation in revenues and costs was attributable to the timing of services rendered and fluctuating production levels.  Depreciation expense included in farming expense for the three and six-month periods ended June 30, 2009 were $30,000 and $63,000, respectively, compared the three and six-month periods ended June 30, 2008 which were $31,000 and $62,000, respectively.

General and Administrative Expense

General and administrative expense for the three and six-month periods ended June 30, 2009 increased by 4% and 2%, respectively, compared to 2008.

Other Income and Expenses

Interest expense for the three and six-month periods ended June 30, 2009 was $15,000 and $30,000, respectively, compared to $75,000 and $166,000 in 2008.  The decrease was attributable to lower outstanding balance on the revolving line of credit in 2009.  The Partnership had $800,000 outstanding on the revolving line of credit at the end of the second quarter 2009 compared to $4.2 million at the end of the second quarter in 2008.  The Partnership also had a lower principal balance on its term loan at the end of the second quarter 2009 compared to 2008.

There was no interest income in the first half of 2009 and 2008.

Other income recorded for the six-month period ended June 30, 2009 amounted to $341,000 which included $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc., $17,000 in distributions for American AgCredit, PCA and $7,000 from the gain on sale of farm equipment.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season.

Prior to June 30, 2009, the Partnership had a master Credit Agreement with American AgCredit, PCA comprised of a $6.0 million revolving line of credit and a 10-year, $4.0 million term loan.  On June 30, 2009 the Partnership signed a Third Amended and Restated Credit Agreement with American AgCredit, PCA which replaced the prior credit agreement and provides the Partnership with a $5.0 million revolving line of credit.  The new Agreement continues the terms and conditions of the Second Amended and Restated Credit Agreement with the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants.  The minimum tangible net worth amount is required to be $41,068,000 and shall be increased dollar for dollar by the amounts of positive consolidated net income of the Partnership beginning the first day of fiscal year 2009 and thereafter.  The Partnership is required to have consolidated EBITDA of not less than $1,500,000 at the end of each quarter during the term tested on a rolling four quarter period commencing as of September 30, 2009.  Also, on June 30, 2009, the Partnership executed a $600,000, four year term loan with American AgCredit, PCA maturing in June 2013 requiring equal monthly payments with a fixed interest rate of 7.5% per annum.  The proceeds of this loan will be used by the Partnership to purchase farming equipment.

At June 30, 2009 the Partnership had a cash balance of $80,000 compared to $79,000 at June 30, 2008.  Cash flows provided by operating activities for the six-month periods ended June 30, 2009 totaled $431,000 and cash flows used in operating activities for the six-month period ended June 30, 2008 totaled $740,000.  Cash flows used in operating activities for the three-month periods ended June 30, 2009 and 2008 totaled $825,000 and $517,000, respectively.  The improvement in operating cash flows for the six-month period ended June 30, 2009 was attributable to cash received from increased nut sales in December 2008, the $330,000 legal claims settlement from Hamakua Macadamia Nut Company received in the 1st quarter of 2009 and lower interest expense for the six-month period ended June 30, 2009 compared to the same period in 2008.

At June 30, 2009 the Partnership had working capital of $1.7 million and a current ratio 1.84 to 1 compared to a working capital deficit of $317,000 and a current ratio of 0.95 to 1 at June 30, 2008.  The improvement in working capital was primarily due to the reduction of short-term borrowing to $800,000 outstanding at June 30, 2009 compared to $4.2 million outstanding at June 30, 2008.

At June 30, 2009, the Partnership had a balance of $400,000 outstanding on its term loan, $10,000 in capital lease obligations and $800,000 in line of credit borrowings.  At June 30, 2008, the Partnership had $800,000 in outstanding long-term debt, no capital lease obligations and $4.2 million in line of credit borrowings.

Management anticipates additional draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming. Management also believes that the credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs during 2009 for operations as presently conducted and that the addendum to the nut purchase contract with

Mauna Loa Macadamia Nut Corporation will positively impact the Partnership’s cash flow from operations in 2009.  The Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Unit Holder Demand Letter.  On December 24, 2008, the Partnership received a letter from a unit holder alleging that the officers and directors of the General Partner acted ultra vires, breached their fiduciary duty and the Partnership Agreement and wasted assets of the Partnership in the attempt to acquire Mac Farms.  The letter demanded that the General Partner investigate the alleged wrongdoing and take appropriate actions, if warranted.  The directors of the General Partner appointed a Special Committee comprised of independent parties to investigate the allegations.  On June 8, 2009 the Special Committee presented a summary of its findings.  The report stated that the Committee’s investigation (1) found no evidence of ultra vires acts by the officers and directors of the General Partnership, (2) that the officers and directors had not acted unreasonably in the attempt to acquire Mac Farms and (3) recommended against the filing of a lawsuit against the officers and directors of the Partnership.  The Partnership does not intend to take any further action with respect to this matter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR and the WSJ prime rate.  As of June 30, 2009, a one percentage point increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $4,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for one of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first half of 2009 global macadamia prices have increased moderately, but are still below historical levels. A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership for macadamia nuts by $0.038 per pound.

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

(b)         There have been no significant changes to internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 12, 2009	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and
Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer
Principal Financial Officer

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