Form 10-Q
period 2009-09-30
ML MACADAMIA ORCHARDS L P
filed 2009-11-09
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

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

As of September 30, 2009, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	September 30,		December 31,
	2009	2008	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$869	$735	$207
Accounts receivable	2,608	3,305	2,625
Inventory of kernel	—	615	335
Inventory of farming supplies	101	93	158
Deferred farming costs	1,803	1,249	—
Other current assets	219	248	278
Total current assets	5,600	6,245	3,603
Land, orchards and equipment, net	42,961	44,181	43,725
Goodwill	306	306	306
Intangible assets, net	28	20	13
Total assets	$48,895	$50,752	$47,647

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$554	$400	$421
Short-term borrowing	1,900	3,700	900
Accounts payable	378	415	414
Accrued payroll and benefits	807	667	780
Other current liabilities	60	91	23
Total current liabilities	3,699	5,273	2,538
Non-current accrued benefits	395	374	402
Long-term debt	425	400	400
Deferred income tax liability	1,098	1,169	1,128
Total liabilities	5,617	7,216	4,468
Commitments and Contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	43,464	43,521	43,365
Accumulated other comprehensive loss	(267)	(66)	(267)
Total partners’ capital	43,278	43,536	43,179
Total liabilities and partners’ capital	$48,895	$50,752	$47,647

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Macadamia nut sales	$4,425	$4,597	$6,717	$8,215
Contract farming revenue	1,266	1,164	2,970	2,793
Total revenues	5,691	5,761	9,687	11,008
Cost of goods and services sold
Cost of macadamia nut sales	4,112	4,101	5,892	7,538
Cost of contract farming services	1,143	1,086	2,684	2,591
Total cost of goods and services sold	5,255	5,187	8,576	10,129
Gross income	436	574	1,111	879
Total general and administrative expenses	583	483	1,404	1,285
Operating income (loss)	(147)	91	(293)	(406)
Other income	157	885	498	897
Interest expense	(42)	(84)	(72)	(250)
Interest income	5	14	5	14
Income (loss) before income taxes	(27)	906	138	255
Income tax expense	15	20	39	31
Net income (loss)	$(42)	$886	$99	$224

Net cash flow
(as defined in the Partnership Agreement)	$645	$1,665	$654	$909

Net income (loss) per Class A Unit	$(.01)	$.12	$.01	$.03

Net cash flow per Class A Unit	$.09	$.22	$.09	$.12

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	43,506	42,635	43,365	43,297
Accumulated other comprehensive loss	(267)	(66)	(267)	(66)
	43,320	42,650	43,179	43,312

Allocation of net income (loss)
Class A limited partners	(42)	886	99	224
	(42)	886	99	224

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	43,464	43,521	43,464	43,521
Accumulated other comprehensive loss	(267)	(66)	(267)	(66)
	$43,278	$43,536	$43,278	$43,536

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Cash received from goods and services	$3,670	$4,998	$10,615	$10,718
Cash paid to suppliers and employees	(3,861)	(3,628)	(10,355)	(9,990)
Interest paid	(24)	(152)	(44)	(250)
Interest received	5	14	5	14
Net cash provided by (used in) operating activities	(210)	1,232	221	492

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	7	—
Acquisition of capital equipment	(636)	(65)	(690)	(94)
Net cash used in investing activities	(636)	(65)	(683)	(94)

Cash flows from financing activities:
Financing cost	(34)	(11)	(34)	(21)
Proceeds from drawings on line of credit	1,100	700	2,200	2,200
Repayments on line of credit	—	(1,200)	(1,200)	(1,500)
Proceeds from long term borrowings	600	—	600	—
Payments on long term borrowings	(25)	—	(425)	(400)
Capital lease payments	(6)	—	(17)	—
Cash distributions paid	—	—	—	(225)
Net cash provided by (used in) financing activities	1,635	(511)	1,124	54

Net increase in cash and cash equivalents	789	656	662	452
Cash and cash equivalents at beginning of period	80	79	207	283
Cash and cash equivalents at end of period	$869	$735	$869	$735

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(42)	$886	$99	$224
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	718	779	997	1,085
Gain on sale of capital asset	—	—	(7)	—
Inventory write down	31	—	135	—
Decrease (increase) in accounts receivable	(2,267)	(1,484)	17	(1,031)
Decrease (increase) in inventories	(14)	265	257	1,496
Decrease (increase) in deferred farming costs	861	980	(1,359)	(874)
Decrease (increase) in other current assets	113	10	60	(74)
Increase (decrease) in accounts payable	115	(362)	(35)	(216)
Increase (decrease) in accrued payroll and benefits	230	175	27	(136)
Increase (decrease) in other current liabilities	52	(17)	37	18
Decrease in non-current accrued benefits	(7)	—	(7)	—
Total adjustments	(168)	346	122	268
Net cash provided by (used in) operating activities	$(210)	$1,232	$221	$492

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2009, September 30, 2008 and December 31, 2008 and the results of operations, changes in partners’ capital and cash flows for the three and nine-month periods ended September 30, 2009 and 2008.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2008 Annual Report on Form 10-K, as amended.

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

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three and nine-month periods ended September 30, 2009 and 2008 (000’s).  Due to seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenues:
Owned orchards	$4,425	$4,597	$6,717	$8,215
Contract farming	4,315	3,474	8,049	7,366
Intersegment elimination (all contract farming)	(3,049)	(2,310)	(5,079)	(4,573)
Total	$5,691	$5,761	$9,687	$11,008

Operating income (loss):
Owned orchards	$(271)	$14	$(579)	$(607)
Contract farming	124	77	286	201
Total	$(147)	$91	$(293)	$(406)

Depreciation:
Owned orchards	$684	$743	$889	$983
Contract farming	31	31	93	93
Total	$715	$774	$982	$1,076

Expenditures for property and equipment:
Owned orchards	$636	$65	$690	$94
Contract farming	—	—
Total	$636	$65	$690	$94

Segment assets:
Owned orchards			$42,664	$43,697
Contract farming			6,231	7,055
Total			$48,895	$50,752

All revenues are from sources within the United States of America.

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

Deferred farming cost amounted to $1.8 million and $1.2 million at September 30, 2009 and 2008, respectively.  There was no nut inventory at September 30, 2009.  At September 30, 2008 nut inventory amounted to $615,000.  The nut inventory write downs were $31,000 and $135,000 for the three and nine-month periods ended September 30, 2009, respectively.  There were no inventory write-downs during the three and nine-month periods ended September 30, 2008.

(5) GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended September 30, 2009 and 2008, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $24,000 and $23,000, respectively.  For the nine months ended September 30, 2009 and 2008, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $63,000 and $53,000, respectively.

(6) CREDIT FACILITY - DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA, which expires on June 29, 2010.  Amounts drawn on the line accrue interest at the prime lending rate.  There was $1.9 million and $3.7 million outstanding on the revolving line of credit at September 30, 2009 and September 30, 2008, respectively.

In addition to the revolving credit facility the Partnership has a $4 million promissory note payable to American AgCredit, PCA, which is scheduled to mature on May 1, 2010.  Amounts outstanding under the promissory note agreement bear interest at rates ranging from 3.01% to 6.87%.  At September 30, 2009 and 2008, the outstanding balance under the promissory note was $400,000 and $800,000, respectively.

A $600,000 Term Loan Promissory Note was entered into with American AgCredit, PCA, on June 30, 2009.  The loan proceeds was received by the Partnership on July 8, 2009 and bears a fixed interest rate at 7.5% annum and matures on June 29, 2013.  As of September 30, 2009, the Partnership had $575,000 outstanding on the term loan.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at September 30, 2009 and 2008.

The fair value of the line of credit and a portion of the long-term financial instruments is approximately the carrying value as they have variable interest rates.  The remaining portion of the financial instrument has a fixed rate and has a fair value of approximately $762,000 compared to a carrying value of $805,000 as of September 30, 2009.

The estimated fair value of the Partnership’s fixed rate financial instrument has been determined with an estimated market price of 6.0% using a life equal to the remaining maturity.  The Partnership has not considered lender fees in determining the estimated fair value.

(7)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(8)          CASH DISTRIBUTIONS

The credit agreements with American AgCredit, PCA prohibits the declaration and payment of cash distributions while the various loans from them are outstanding (final maturity date is now June 29, 2013) without lender’s approval.  No distributions were declared during the three and nine-month periods ended September 30, 2009 and September 30, 2008.  Distributions of $225,000 were paid in the first quarter 2008 for distributions declared in December 2007.

(9)          PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits		Pension Benefits
	3 months ended		9 months ended
	9/30/09	9/30/08	9/30/09	9/30/08
Service Cost	$15,311	$14,128	$45,933	$42,383
Interest Cost	9,261	7,792	27,783	23,375
Expected Return on Assets	(10,943)	(11,582)	(32,829)	(34,746)
Amortization of Unrecognized Prior Service Costs	1,661	1,660	4,983	4,982
Amortization of Unrecognized Loss	3,985	—	11,955	—
Net Periodic Pension Cost	$19,275	$11,998	$57,825	$35,994

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	3 months ended		9 months ended
	9/30/09	9/30/08	9/30/09	9/30/08
Service Cost	$3,734	$3,887	$11,202	$11,661
Interest Cost	4,837	4,679	14,511	14,035
Net Periodic Intermittent Severance Cost	$8,571	8,566	$25,713	$25,696

(11)    EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expire on May 31, 2011. The Partnership believes that relations with its employees and the ILWU are good.

(12)    LEGAL PROCEEDINGS

Certain claims have been filed against the Partnership arising out of business actions.  In the opinion of management such claims would not have a material adverse effect upon our results of operations or financial position

(13)    SUBSEQUENT EVENTS

We evaluated subsequent events through November 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

(14)    NET CASH FLOW

The Partnership restated net cash flow and net cash flow per Class A Unit for the nine-month period ended September 30, 2008, as defined per the Partnership Agreement, due to a computational error.  For the nine-month period ended September 30, 2008, net cash flow as defined per the Partnership Agreement was restated from $1,309,000 and $0.17 per Class A Unit to $909,000 and $0.12 per Class A Unit.  This error had no impact on the Partnership’s net income as previously reported.

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

Nut sales for the three-month period ended September 30, 2009 and 2008 were $4.4 million and $4.6 million, respectively.  Nut sales for the nine-month period ended September 30, 2009 and 2008 were $6.7 million and $8.2 million, respectively.  The Partnership’s production for the three-month period ended September 30, 2009 and 2008 was 6.5 million pounds and 6.8 million pounds, respectively, or a decrease of 4%.  The Partnership’s production for the nine-month period ended September 30, 2009 and 2008 was 9.3 million pounds and 9.7 million pounds, respectively.  The average price received per pound sold during the nine-month period ended September 30, 2009, net of kernel sales, was $0.70 compared to $0.64 for the nine-month period ended September 30, 2008.  The average price received per pound sold, net of kernel sales, during the three-month period ended September 30, 2009 and 2008 was $0.68 and $0.66, respectively, an increase of 3%.  The material increase in the average price received during the nine-month period ended September 30, 2009 was due to the sale of nuts to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under a nut purchase contract where they agreed to take and pay for up to 6.3 million field pounds of nuts during 2009 at $0.76 per pound.  The Partnership fulfilled the terms of this contract in 2009.  The Partnership’s remaining 2009 nut production will be sold under nut purchase contracts where the price averages $0.63 per pound.

A material factor in the decline in nut sales in the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 is the decrease in the nut-in-shell and kernel sales from inventory in the amounts of $465,000 and $1.4 million, respectively.  The inventory was produced in 2007 and held as of December 31, 2007.  The inventory was the result of the Partnership’s inability to sell all its nuts as they were harvested.

For the nine-month period ended September 30, 2009, the Partnership had a net income of $99,000 ($0.01 per Class A Unit) compared to a net income of $224,000 ($0.03 per Class A Unit) for the nine-month period ended September 30, 2008. A material factor in the decrease in net income for the nine-month period ended September 30, 2009 was attributable to less crop insurance proceeds received in 2009, $157,000, compared to $886,000 received in 2008.  This decrease was offset by lower interest expense and lower standard cost utilized in 2009 compared to 2008 and the $330,000 settlement received from Hamakua Macadamia Nut Company, Inc. in 2009.

Net cash flow per class A unit for the nine-month periods ended September 30, 2009 and 2008, as defined in the Partnership Agreement, amounted to $0.09 and $0.12, respectively.

The Partnership incurred a net loss of $42,000 for the three-month period ended September 30, 2009 from revenues of $5.7 million.  Net income for the three-month period ended September 30, 2008 was $886,000 from revenues of $5.8 million.  Net loss per Class A Unit for the third quarter of 2009 was ($0.01) and net income Per Class A Unit for the same period in 2008 amounted to $0.12.  Net cash flow per Class A Unit for the third quarters of 2009 and 2008, as defined in the Partnership Agreement was $0.09 and $0.22, respectively.  The net loss for the third quarter 2009 compared to the net income for the same period in 2008 is attributable to no kernel sales and higher general and administrative costs in 2009, and less crop insurance proceeds received in 2009 compared to 2008.

Owned-orchard Segment

Unless otherwise noted, nut production, nut prices and nut revenue per pound reported in the Form 10-Q are based upon a contract standard of in-shell moisture at 20% and standard saleable kernel / dry-in-shell of 30%.  For the three and nine-month periods ended September 30, 2009 and 2008, nut production, nut prices and nut revenues were as follows:

	For the Three Months
	Ended September 30,
	2009	2008	Change
Nuts harvested (000’s pounds)	6,531	6,780	-4%
2nd quarter adjustment	—	(17)
Net pounds of nuts harvested and sold	6,531	6,763	-3%
Nut price (per pound)	0.6775	0.6585	3%
Net nut sales ($000’s)	4,425	4,453	-1%
Kernel sales	0	144
Total nut sales ($000’s)	4,425	4,597	-4%

	For the Nine Months
	Ended September 30,
	2009	2008	Change

Nuts harvested (000’s pounds)	9,281	9,670	-4%
Nut-in-shell sold from inventory	—	941
Total pounds of nuts sold	9,281	10,611	-13%
Nut price (per pound)	0.7021	0.6450	9%
Net nut sales ($000’s)	6,516	6,844	-5%
2008 adjustment	2	—
Kernel sales from inventory	199	1,371	-85%
Total nut sales ($000’s)	6,717	8,215	-18%

Production for the third quarter of 2009 was 4% lower than the third quarter of 2008.  For the nine-month period ended September 30, 2009 production was 4% lower than the same period in 2008.  The decrease in nut production during the third quarter 2009 at the Ka’u orchards was attributable to lower rainfall during October 2008 through April 2009, considered as the pre-flower, flower and pollination periods, compared to the rainfall recorded for the same period in the prior year.  A protracted inclement weather condition that began in late December 2008 and continued through April 2009 had a negative impact on pollination and nut-set at the Keaau and Mauna Kea orchards which resulted in decreased nut production in the third quarter and year-to-date 2009.

The increase in nut price for the nine-month period ended September 30, 2009, compared to the same periods in 2008, was attributable to 55% of the nut production being sold to Mauna Loa at the contract price of $0.76 and 45% of the production sold at $0.63 to Mauna Loa and MacFarms of Hawaii, LLC (“MacFarms”) in 2009.  In the nine-month period ended September 30, 2008, nuts were sold to Mauna Loa, MacFarms and Island Princess, and resulted in the average nut price of $0.64.  The lower average nut price in 2008 was primarily attributable to the effect of the market-based pricing of the Partnership’s nut purchase contracts with MacFarms and Island Princess, which are tied to the Hawaii and Australia market prices. Mauna Loa’s nut purchase agreement to purchase 6.3 million pounds of nuts at $0.76 per pound was fulfilled in the third quarter of 2009. In the third quarter and for the remainder of 2009 the nut production will be sold under nut purchase contracts where the price averages $0.63 per pound.

Production costs are based on annualized standard unit costs for interim reporting purposes.  Cost of goods sold (owned-orchard segment) for the nine-month period ended September 30, 2009 was $0.60 per pound harvested, which is lower than $0.63 per pound for the nine-month period ended September 30, 2008.  The decrease in cost per pound was primarily attributable to lower standard cost in 2009 than for 2008.  The overall actual production costs for 2008 was $0.61 per pound harvested. The decrease in the standard cost for 2009 compared to 2008 was the result of lower operating costs mainly related to decreased fuel, fertilizer and medical benefit cost and lower cost fields being harvested.  The spring nut production quality is historically lower than the annual average because of the seasonality of the nut drop and longer related harvest intervals.  As a greater quantity of nuts fall, the harvest intervals are shortened, improving the quality of the nuts harvested.

During the three-month period ended September 30, 2009 there was no sales of kernel separate from nut purchase contracts.  For the nine-month period ended September 30, 2009 sales of kernel amounted $199,000, compared to $144,000 and $1.4 million of kernel sales for the three and nine-month periods ended September 30, 2008.  Inventory write- downs for the three and nine-month periods ended September 30, 2009 amounted to $31,000 and $135,000, respectively.  There was no kernel write-downs for the three and nine-month periods ended September 30, 2008.

Farming Segment

Farming service revenue for the three and nine-month periods ended September 30, 2009 were 8% and 6% higher than 2008, respectively.  Costs of services provided for the three and nine-month periods ended September 30, 2009 were 5% higher and 4% higher than 2008, respectively.  Depreciation expense included in farming expenses for the three and nine-month periods ended September 30, 2009 were $30,000 and $93,000, respectively, compared to the three and nine-month periods ended September 30, 2008 which were $31,000 and $93,000, respectively.

General and Administrative Expense

General and administrative expense for the three and nine-month periods ended September 30, 2009 increased by 21% and 9%, respectively, compared to 2008.  The increase in general and administrative expense was primarily attributable to additional costs in 2009 related to the work performed by a Special Committee to investigate a unit holder’s allegation of wrongdoing by the officers and directors of the General Partner.  Additional audit and accounting costs related to Sarbanes-Oxley implementation also contributed to the increase in general and administrative expense in 2009.

Other Income and Expenses

Interest expense for the three and nine-month periods ended September 30, 2009 was $42,000 and $72,000, respectively, compared to $84,000 and $250,000, respectively, in 2008.  The decrease was attributable to lower outstanding balance on the revolving line of credit in 2009.  The Partnership had $1.9 million outstanding on the revolving line of credit at the end of the third quarter 2009 compared to $3.7 million at the end of the third quarter 2008.

Interest income for the three and nine-month periods ended September 30, 2009 was $5,000 and reflects the interest charged on a customer’s accounts receivable balance.  Interest income for the three and nine-month periods ended September 30, 2008 was $14,000.

Other income recorded for the third quarter of 2009 and 2008 was primarily attributable to crop insurance claims in the amount $157,000 and $886,000 respectively. Crop insurance claims result from an insurance policy that provides coverage if the production in designated blocks is less than 75% of a ten year moving average.

Other income for the nine-month period ended September 30, 2009 was $498,000 and includes $157,000 in crop insurance proceeds, $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc., $17,000 in distributions for American AgCredit, PCA and $7,000 from the gain on sale of farm equipment.  Other income in the amount of $897,000 for the nine-month period ended September 30, 2008 was primarily attributable to crop insurance proceeds and a cash distribution from American AgCredit, PCA in the amounts of $886,000 and $12,000, respectively.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA comprised of a $5 million revolving line of credit, a 10-year, $4 million term loan and a 4-year, $600,000 term loan.

At September 30, 2009, the Partnership had a cash balance of $869,000 compared to $735,000 at September 30, 2008.  Cash flows provided by operating activities for the nine-month periods ended September 30, 2009 and September 30, 2008 totaled $221,000 and $492,000, respectively.  Cash flows used in operating activities for the three-month period ended September 30, 2009 was $210,000 and cash flows provided by operating activities for the three-month period ended September 30, 2008 totaled was $1.2 million.  The decrease in operating cash flows was attributable to less cash received in 2009 due to decrease in nut production, decrease nut-in-shell and kernel sales, and reduced crop insurance proceeds.

At September 30, 2009 the Partnership had working capital of $1.9 million and a current ratio of 1.51 to 1 compared to a working capital of $971,000 and a current ratio of 1.18 to 1 at September 30, 2008.  The improvement in working capital was primarily due to the reduction of short-term borrowings to $1.9 million outstanding at September 30, 2009 compared to $3.7 million outstanding at September 30, 2008.

At September 30, 2009, the Partnership had a balance of $975,000 outstanding on its term loan, $4,000 in capital lease obligations and $1.9 million in line of credit borrowings.  At September 30, 2008, the Partnership had $800,000 in outstanding long-term debt, no capital lease obligations and $3.7 million in line of credit borrowings.

Management anticipates additional draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming, Management also believes that the credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs during 2009 for operations as presently conducted. The Partnership’s nut purchase contracts require all purchasers to make nut payments 30 days after the date of delivery.  During certain parts of the year, if payments are not received as the contracts require, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates.  The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on rates based on LIBOR and the WSJ prime rate.  As of September 30, 2009, a one percent increase or decrease in the applicable rate under the Credit agreement will result in an annual interest expense fluctuation of approximately $1,000.

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pricing for one of its nut purchase contracts is adjusted every six months based upon the prevailing market price of macadamia kernel from Australia and Hawaii. During the first half of 2009 global macadamia prices have increased.  A $0.25 increase or decrease in the kernel price would affect the price received by the Partnership by $0.038 per pound.

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

(b)         There have been no significant changes to internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 6, 2009	By	/s/ Dennis J. Simonis

Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux

Wayne W. Roumagoux
Principal Accounting Officer
Principal Financial Officer

Exhibit Index

Exhibit	Page
Number	Description

11.1	Statement re Computation of Net Income (Loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification

31.2	Form of Rule 13a-14(a) [Section 302] Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002