Form 10-K
period 2009-12-31
ML MACADAMIA ORCHARDS L P
filed 2010-03-16
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of March 12, 2010, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $17,250,000 (based on the closing price on that date of $2.30 per Unit).

PART I

Item 1.  BUSINESS OF THE PARTNERSHIP

(a) General Description of the Business

ML Macadamia Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986.  The Partnership is engaged in the business of growing and farming macadamia nuts in the State of Hawaii.  The Partnership believes that it is one of the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 4,190 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)  In addition, the Partnership farms approximately 1,980 tree acres of macadamia nut orchards for other orchard owners under farming contracts.

The Partnership commenced operations in June 1986, following its acquisition of 2,423 tree acres of macadamia nut orchards from subsidiaries of C. Brewer and Company, Ltd. (“CBCL”).  In December 1986 and October 1989, the Partnership acquired 266 and 1,260 additional tree acres of macadamia nut orchards from subsidiaries of CBCL.  In September 1991 the Partnership acquired 78 tree acres of macadamia nut orchards from CBCL.  On May 1, 2000, the Partnership acquired 142 tree acres of macadamia nut orchards and its macadamia farming operations from subsidiaries of CBCL.  In April 2006, the Partnership acquired approximately 21 tree acres of macadamia nut orchards from J. W. A. Buyers.  The farming operations consist of farming contracts, farming equipment, vehicles, a husking plant, irrigation well, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming.  The Partnership’s assets and operations are located on the island of Hawaii.

The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.

During 2006 the Partnership sold all of its macadamia nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under four nut purchase contracts.  Three of these nut purchase contracts representing approximately 16 million field pounds per annum, expired on December 31, 2006 and the fourth contract representing approximately 6.3 million field pounds per annum expires on December 31, 2011. In lieu of renegotiating the expired nut purchase contracts with Mauna Loa, the Partnership executed nut purchase contracts with three other processors; Hamakua Macadamia Nut Company, Inc. (“Hamakua”), MacFarms of Hawaii, LLC (“MacFarms”) and Purdyco International, Ltd. dba Island Princess (“Island Princess”) beginning January 1, 2007.  The nut purchase contracts with Island Princess, Hamakua and MacFarms were terminated on October 31, 2008, June 10, 2009 and December 22, 2009, respectively.  The details of the Partnership’s nut purchase contracts are discussed in Item 1 (c), Owned Orchard Segment on page 3.

On December 22, 2009, the Partnership and Mauna Loa executed an addendum to the June 1, 2006 nut purchase contract which provides that all of the macadamia nuts harvested by the Partnership will be sold to Mauna Loa in 2010 and 2011 at a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.  As Mauna Loa will be sole customer for the Partnership’s production additional risks are inherent.  Refer to Item 1A. Risk Factors - Market and customers for additional information.

(b) Financial Information about Industry Segments

Information concerning industry segments is set forth in Note 3 to the Notes to Consolidated Financial Statements filed herewith.

(c) Narrative Description of the Business

Owned-Orchard Segment

The Partnership’s average annual nut production has been between 20.5 and 22.0 million field pounds.  In 2009, the Partnership sold macadamia nuts from its orchards to Mauna Loa and MacFarms under nut purchase contracts and related addendums which provided for the sale of approximately 21 to 27 million field pounds.  On December 22, 2009, the Partnership and Mauna Loa executed an addendum to the June 1, 2006 nut purchase contract which provides that all of the macadamia nuts harvested by the Partnership in 2010 and 2011, estimated to be between 19 to 21 million pounds wet in shell each year, will be sold to Mauna Loa.

During 2008, the Partnership sold macadamia nuts from its orchards to Mauna Loa, MacFarms and Island Princess under nut purchase contracts and related addendums.  The Partnership attempted to sell and deliver macadamia nuts to Hamakua under the terms of its nut purchase contract, but Hamakua refused to accept delivery of any macadamia nuts from the Partnership during 2008.  Despite Hamakua’s refusal to take delivery, the Partnership was able to sell all of its 2008 nut production.

During 2007, the Partnership sold macadamia nuts from its orchards to Mauna Loa, MacFarms and Island Princess under nut purchase contracts.  Hamakua did not purchase any of the Partnership’s 2007 production and instead processed the Partnership’s macadamia nuts into kernel for the Partnership to sell in the wholesale market.  The Partnership was unable to sell all of its production in 2007 and all of it kernel inventory in 2008 and 2007, which resulted in $335,000 and $2.0 million of kernel and unsold nuts at December 31, 2008 and 2007, respectively.  During 2009 and 2008, the Partnership sold or discarded its entire inventory balance that was held as of December 31, 2008 and 2007, respectively.

Nut Purchase Contracts.  During 2009, the Partnership had nut purchase contracts with: Mauna Loa, MacFarms (terminated December 22, 2009) and Hamakua (terminated June 10, 2009), as detailed below.  Nut purchase contracts require the buyer to purchase a quantity of macadamia nuts.  Nuts from the field are weighed after they are husked, which leaves the nut still in its hard shell, referred to as wet-in-shell.  Orchard to orchard and year to year, wet-in-shell nuts have varying moisture and saleable kernel contents, accordingly, each nut purchase contract has a standard wet-in-shell moisture of 20% (“WIS”) and a standard saleable kernel / dry-in-shell of 30% (“SK/DIS”) to which the delivered field pounds are adjusted to determine the pounds for which the Partnership is paid.  If the moisture content is above the 20% standard, then the pounds of nuts paid for will be less than the pounds actually delivered.  Conversely, if the moisture content is below the 20% standard, then the pounds of nuts paid for will be greater than the pounds of nuts actually delivered.  If the SK/DIS recovery is above the 30% standard, then the number of pounds paid for will be greater than the actual pounds delivered.  Conversely, if the SK/DIS recovery is below the 30% standard, then the number of pounds paid for will be less than the actual pounds delivered.  Transfer of ownership for the nuts from the Partnership to the purchaser is at the time of delivery to the purchaser’s processing plant.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million pounds of wet-in-shell nuts, effective January 1, 2006 and expiring December 31, 2011.  The contract provided for a nut price of $0.74 per WIS pound in 2006 and $0.75 per WIS SK/DIS pound in 2007.  The purchase price increases annually by $0.01 per WIS SK/DIS pound, except 2008, until it reaches $0.78 per WIS SK/DIS pound in 2011.  On July 9, 2008 an addendum to the June 1, 2006 nut purchase contract was executed with Mauna Loa for the delivery of an additional 9.0 million field pounds of nuts during the period July 21, 2008 through June 30, 2009 at a purchase price of $0.60 per pound on a WIS SK/DIS basis.  The addendum provided for an additional 3.0 million pounds to be delivered if mutually agreed on the same basis as the additional 9.0 million pounds.  On November 3, 200,8 it was agreed that any additional pounds over the 9.0 million pounds delivered until December 31, 2008, would have a nut purchase price of $0.63 instead of $0.60 per pound on a WIS SK/DIS basis.  On March 23, 2009, the parties executed an amendment to the June 1, 2006 contract for the delivery of an additional 9.0 to 15.0 million wet-in-shell pounds at a purchase price of $0.63 per pound on a WIS SK/DIS basis for nuts delivered through December 31, 2009. On December 22, 2009, the Partnership and Mauna Loa executed an addendum to the June 1, 2006 nut purchase contract which provides that all of the macadamia nuts harvested by the Partnership, estimated to be between 19 to 21 million wet-in-shell pounds, in 2010 and 2011 will be sold to Mauna Loa at a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.

On December 16, 2004, the Partnership executed a nut purchase contract with Hamakua for the annual delivery of 6.0 million wet-in-shell pounds, effective January 1, 2007, and with 2.0 million field pounds expiring in each year ending December 31, 2008, December 31, 2010, and December 31, 2012, respectively. The contract provided for a minimum price of $0.75 per WIS pound and a maximum price of $0.95 per WIS SK/DIS. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process macadamia nuts into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  The contract required Hamakua to purchase approximately 6.0 million field pounds of nuts during 2008, approximately 4.0 million field pounds of nuts per annum in the years 2009-2010, and 2.0 million field pounds of nuts per annum in the years 2011-2012.  Hamakua refused to accept delivery of any macadamia nuts during 2008 and 2009.  The Hamakua nut purchase contract was terminated in connection with the settlement of litigation brought by the Partnership against Hamakua which resulted in the Partnership receiving a settlement payment of $324,000 during the first quarter of 2009.  This nut purchase agreement was terminated on June 10, 2009.

On January 5, 2006, the Partnership executed a nut purchase contract with Island Princess for the annual delivery of approximately 2.0 million field pounds, effective January 1, 2007 and expiring on December 31, 2011.  The nut price was determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 was $0.608 and July – December 2007 was $0.494 per WIS SK/DIS pound.  The effective price for January – June 2008 was $0.494 and July – December 2008 was $0.55, per WIS SK/DIS pound.  This nut purchase agreement was terminated October 31, 2008 by mutual agreement.

On January 6, 2006, the Partnership executed a nut purchase contract with MacFarms for the annual delivery of 5.0 to 6.0 million field pounds per annum, effective January 1, 2007 and expiring on December 31, 2011.  The nut price was determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia.  The effective price for January – June 2007 was $0.608 and July – December 2007 was $0.494, per WIS SK/DIS pound.  The effective price for January – June 2008 was $0.494 and July – December 2008 was $0.55, per WIS SK/DIS pound.  The effective price for January – June 2009 was $0.615 and July – December 2009 was $0.63 per WIS SK/DIS pound. In connection with the orchard purchased from J.W.A. Buyers in April 2006, the Partnership agreed to sell approximately 100,000 field pounds harvested from this orchard to MacFarms for $0.98 per WIS SK/DIS pound through January 6, 2007.  The Partnership terminated this nut purchase contract on December 22, 2009 due to the failure of MacFarms to perform its obligations under the Agreement.

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central/South America.  For the 2009 crop, Hawaii supplied 19% of the world crop, and Australia, the world’s largest producer, supplied 37%.  The Partnership supplies about 30% of the Hawaii crop from orchards it owns or leases and the orchards it farms for others supply about 15% of the Hawaii crop to processors on Hawaii.    All of the Partnership’s production has historically only been sold to Hawaii processors as shipping the crop to processors outside of Hawaii has not been required nor cost effective.  The processors have the ability to purchase nuts from other local farmers and kernel from local and foreign processors to satisfy their requirements.  Nuts that are not purchased by the local processors would need to be processed into kernel for future sale or sold to a foreign buyer.  This was the case in 2007 and 2008 when the Partnership was not able to sell all of its production and had unsold nuts held in inventory and nuts it had processed into kernel, which the Partnership eventually sold or inventoried for future sale.

Macadamia Farming Segment

The Partnership farms 4,190 tree acres of macadamia orchards, which it owns or leases, as well as macadamia orchards owned by other growers (approximately 1,980 acres during 2009, and 2,008 acres in 2008 and 2007) under farming contracts.

All orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership currently provides services under approximately fifteen farming contracts.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs, collect a pro-rata share of indirect costs and overheads, and charge a fee for these services, either as a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.  Approximately 115 acres are farmed under year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016, contracts for approximately 410 acres expire July 31, 2029, contracts for approximately 280 acres expire June 30, 2033, and contracts for approximately 470 acres expire September 30, 2080.  Each owner is responsible for the sale of the nuts from their orchards and the Partnership will arrange for the nuts to be delivered to the purchaser of the nuts at the owner’s cost.

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

Mechanical harvesting is less costly than hand harvesting, however, mechanical harvesting is possible only where the orchard floor is relatively flat.  Approximately 70% of the orchards in Ka’u, 59% in Keaau and 94% in Mauna Kea are mechanically harvested.  The remaining acres are too uneven for mechanical harvesting and must be harvested by hand.

During the harvest season, the nuts are collected every six to ten weeks depending upon conditions.  Nut quality deteriorates if they remain on the ground too long.  The harvested nuts are then transported to husking facilities, which are located in Ka’u and Keaau.  The Keaau husking facility is owned and operated by Mauna Loa and the Ka’u husking facility is owned and operated by the Partnership.  Nuts harvested in the Mauna Kea region are transported to the husking facility in Keaau.  At the husking facility, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content.  Kernel quality is determined from samples taken.  The final adjustments under the nut purchase contracts are made to determine the appropriate payment for the nuts.  Title to the nuts passes to the buyer after delivery to the buyer’s processing plant.  Further processing of the nuts is done by the buyers at this time.

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

In return, the Partnership is obligated to pay the lessor (the Olson Trust which purchased KACI’s interest) 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2009, 2008 or 2007.

Loan Agreement.

On June 30, 2009, the Partnership and the General Partner entered into a Third Amended and Restated Credit Agreement with American Ag Credit, PCA. This agreement superseded the Second Amended and Restated Credit Agreement dated July 8, 2008, as amended and restated.  The agreement provides for a revolving line of credit in the maximum amount of $5.0 million which expires on June 29, 2010.  There was no balance on the revolving line of credit as of December 31, 2009 and the Partnership had $5.0 million available to draw.  Advances under the revolving credit facility bear interest at the base rate unless the Partnership elects to convert the rate to a fixed rate in accordance with the provisions above.  At December 31, 2009, interest on revolving advances was 4.25% per annum.  The agreement also provides for a 10-year, $4.0 million term loan which matures on May 1, 2010.  The $400,000 balance of the term loan as of December 31, 2009 was paid off on January 15, 2010.  When paid off $230,000 of the term loan bore interest at a fixed rate of 6.87% per annum and $170,000 of the term loan bore interest at 3.0%, equal to LIBOR plus 2.75%.

Also on June 30, 2009, the Partnership executed a $600,000 four year term loan with American AgCredit, PCA maturing on June 29, 2013 requiring equal monthly payments with a fixed interest rate of 7.5% per annum.  As of December 31, 2009, the balance on this term loan was $525,000.  On January 15, 2010, the Partnership paid off this term loan.

The loans are secured by all personal property assets of the Partnership and all of the real property owned by the Partnership.  Subject to certain exceptions, the loan agreement restricts the Partnership’s ability to change its capital structure, to make certain investments, loans or advances, to incur indebtedness, create liens, sell assets, or take certain other actions.  The Partnership is also prohibited from making any payments or other distributions in respect of any Partnership interest in the Partnership or to acquire a Partnership interest or to make any payments or contributions to any partner except for reasonably equivalent value.  The Partnership is required to maintain its tangible net worth as of the last day of each fiscal quarter, commencing June 30, 2009 at $41,068,000, which shall be increased dollar for dollar by the amount of positive consolidated net income achieved by the Partnership commencing January 1, 2009 and thereafter.  The Partnership is required to have consolidated EBITDA of not less than $1.5 million at the end of each quarter on a rolling four quarter period commencing as of September 30, 2009.  The Partnership may not terminate the Addendum to the Purchase Contract with Mauna Loa prior to June 30, 2010, without the prior written consent of the Lender.  As of December 31, 2009, the Partnership was in compliance with this loan agreement.

On March 11, 2010, the Partnership executed a commitment letter with American AgCredit, PCA (“Lender”) agreeing to an extension and amendment of the Revolving Line of Credit Facility (“Line-of-Credit”).  The extension of the LOC will be effect June 29, 2010 for a two-year period in the amount of $3.5 million.  The commitment by Lender may be withdrawn if (i) a condition described in the commitment letter cannot be satisfied, (ii) the Partnership failed to perform any material obligations under the commitment letter, (iii) there is filed against the Partnership or any member thereof, a petition in bankruptcy or insolvency or for reorganization or the appointment of a receiver, trustee or liquidator, (iv) a change that has occurred that has a Material Adverse Effect on the financial condition of the Partnership, or (v) the macadamia orchards owned by the Partnership have suffered any material damage or destruction and the same is not restored to the satisfaction of Lender prior to Closing Date, and that lender has terminated its commitment hereunder by reason thereof.  The Partnership is required to provide year end and interim financial information, pro-forma financial information, all public filings and disclosures evidence of receipt of all necessary government approvals, required certifications and such legal opinions as may be reasonably required by Lender.  The Partnership will be required to maintain a four quarter EBITDA of not less that $1.5 million for the four quarters ended June 30, 2010 and thereafter, and to maintain a minimum tangible net worth amount of $41.0 million that shall be increased dollar for dollar by the amount of positive consolidated net income achieved by the Partnership, beginning January 1, 2009 and thereafter.  The Partnership believes that it will be able to satisfy all of the conditions set forth by Lender.  For further information, see Note 7 to the Consolidated Financial Statements of the Partnership.

Employees.  As of December 31, 2009, the Partnership employed 249 people, of which 170 were seasonal employees.  Of the total, 21 are in farming supervision and management, 214 in production, maintenance and agricultural operations, and 14 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002, but were extended until April 30, 2005.  The parties agreed to a three-year contract, which expired on April 30, 2008 and was extended for a 60-day period.  On June 30, 2008 the parties agreed to a one-year contract and on May 27, 2009 the parties agreed to a two-year contract which is effective May 27, 2009 through May 31, 2011. Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is no assurance that the Partnership will be able to extend this agreement on terms satisfactory to it when the current agreement expires.

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

As discussed below, macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.4% in 2009, 0.1% in 2008, and 0.4% in 2007. Both crop and tree insurance are in place to help protect the Partnership against significant and catastrophic losses.

Diseases and Pests.  Macadamia trees are susceptible to various diseases and pests which can affect the health of the trees and resultant nut production.  There are several types of fungal diseases, which can affect flower and nut development.  One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau and Mauna Kea during periods of persistent inclement weather.

Tree losses may occur due to a problem known as “Macadamia Quick Decline” (“MQD”).  Research at the University of Hawaii indicates that this affliction is due to Phytophthora capsici which is associated with high moisture and poor drainage conditions.  Both the Keaau and Mauna Kea Orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 0.9% in 2009, 0.2% in 2008 and 1.1% in 2007.

Macadamia trees and production may also be affected by insects and other pests.  The Southern Green Stink Bug disfigures the mature kernel and contributes to a historical loss of nuts of 1.2%.  Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels.  An insect known as the Koa Seed Worm (“KSW”) causes fully sized nuts to fall that have not completed kernel development.  The affect of the KSW contribute to an average loss of nuts of 4.0%.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Nut damage caused by the TNB resulted in about 0.2% loss in 2009.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

Natural enemies are relied upon to manage insects that contribute to nut loss.  Without these natural enemies, greater losses are possible.  Pesticides may be available to manage these economic insect pests when treatment costs and nut loss justify its use, and when its use does not disrupt the natural enemy population.

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

Rainstorms and Floods.  The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms.  In November 2000, the Ka’u region was affected by flooding.  This flooding resulted in some nut loss and expected 2000 harvesting being deferred to 2001.  Since the flood in 2000 heavy rain in the Ka’u region has not produced flooding of any consequence.

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

Insurance.  The Partnership obtains tree insurance each year under a federally subsidized program.  The tree insurance for 2010 provides coverage up to a maximum of approximately $12.3 million against catastrophic loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2009-2010 crop year and provides coverage up to a maximum of approximately $9.3 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

Volcanoes.  The Partnership’s orchards are located on the island of Hawaii, where there are two active volcanoes.  To date, no lava flows from either volcano have affected or threatened the orchards.

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

Year	Ka’u	Keaau	Mauna Kea
2005	34.7”	133.8”	171.8”
2006	70.9”	138.7”	178.3”
2007	37.8”	126.7”	158.3”
2008	44.7”	136.2”	125.4”
2009	43.0”	132.8”	147.0”

During 2009, the Ka’u, Keaau and Mauna Kea areas recorded 100%, 110% and 120%, respectively, of the normal average annual rainfall in their area of the island.

Water Supply for Irrigation.  With the May 2000 acquisition of the farming business, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  The Sisal Well is situated on land owned by Mauna Kea Agribusiness Company, Inc. (“MKACI”).  On May 1, 2000, the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is One Dollar.  The license agreement terminates on the earlier of the termination of the May 1, 2000 lease between Partnership and KACI, or June 30, 2045.

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

Employees.  Our farming operations require a large number of workers, many on a seasonal basis.  The labor market on the island of Hawaii is very competitive and most of our employees are unionized under contracts which expire in May 2011.  In previous years, we have obtained the services of foreign workers, which we have not continued.  In the event that we are not able to obtain and retain both permanent and seasonal workers to conduct our farming operations, or in the event that we are not able to maintain satisfactory relationships with our unionized workers, our financial results could be negatively impacted.

Key Personnel.  Certain key personnel are critical to our business.  Our future operating results depend substantially upon the continued service of our key personnel.  Our future operating results also depend in significant part upon our ability to attract and retain qualified management, technical and support personnel.  We cannot ensure success in attracting or retaining qualified personnel.  There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in those positions and it may become increasingly difficult for us to hire personnel over time.  Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Market and customers.  A decline in worldwide macadamia nut prices may adversely affect the price the Partnership may be able to obtain under future nut purchase contracts.  There are a limited number of customers available to purchase the Partnership’s nut production.  As of December 22, 2009, the Partnership has one nut purchase contract calling for the purchase of all of its production, approximately 19 to 21 million wet-in-shell pounds during calendar years 2010 and 2011.  If the Partnership’s customer is unable to perform under the contract or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.  As the Partnership has a sole customer for all of its production, that customer has the ability to negatively impact the financial condition of the Partnership if it did not pay or negotiate an extension or new contract at the termination of the current contract.  From the Partnership’s inception in 1986 through 2006 Mauna Loa was the Partnership’s sole customer.   The nut purchase contract requires the buyer to make nut payments in accordance with Hershey’s standard payment terms.  During certain parts of the year, if payments are not received, as the contract require, available cash resources could be depleted.

Nut Purchase Agreements.  The Partnership had three contracts in 2009.  The terms of the contracts varied from two to six years, contained fixed and market determined prices and 30-day payment terms.  The Partnership relies upon the financial ability of the buyers of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If any or all of the buyers were unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If any or all buyers were late in payment the Partnership would stop the delivery of macadamia nuts to the buyer.  The Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.

In 2008 and 2009 Hamakua refused to accept delivery of macadamia nuts from the Partnership as required by the nut purchase agreement. The Hamakua nut purchase contract was terminated in connection with the settlement of litigation brought by the Partnership against Hamakua which resulted in the Partnership receiving a settlement payment of $324,000 in the first quarter of 2009.  The nut purchase agreement was terminated on June 10, 2009.

The Partnership terminated its nut purchase contract with MacFarms on December 22, 2009 due to the failure of MacFarms to perform its obligations under the Agreement.

On July 9, 2008, the Partnership and Mauna Loa agreed to an addendum to their nut purchase agreement where Mauna Loa agreed to purchase an additional 9.0 million to 12.0 million field pounds of macadamia nuts during the period July 21, 2008 through June 30, 2009.  The Partnership and Mauna Loa agreed to an addendum to their nut purchase agreement where Mauna Loa agreed to purchase an additional 9.0 to 15.0 million field pounds of macadamia nuts during the period July 1, 2009 through June 30, 2010.  On December 22, 2009 the Partnership and Mauna Loa executed an addendum to the June 1, 2006 nut purchase contract which provides that all of the macadamia nuts harvested by the Partnership, estimated to be between 19 to 21 million wet-in-shell pounds, in 2010 and 2011 will be sold to Mauna Loa.

As of December 31, 2009 the Partnership had only one nut purchase contract under which it will sell it’s entire production for the calendar years 2010 and 2011.  The agreement is a fixed price contract.  Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise but, they provide protection against adverse decline in market prices.

The Partnership’s ability to renew its credit agreements is highly dependent upon the existence of its nut purchase agreements with Mauna Loa.  Accordingly, the cancellation of the nut purchase agreement with Mauna Loa in the future would significantly affect the Partnership’s ability to secure the necessary funds to finance its current working capital needs.

Loan Agreement Restrictions.  The Partnership relies on external loan financing, currently being provided by a Credit Agreement with American Ag Credit Capital Markets through a revolving line of credit and a term note.  This loan contains various terms and conditions, including financial ratios, covenants and is secured by all of the real personal property of the Partnership and fee property assets.  The term loan was scheduled to mature in May 2010; however, the Partnership paid off the loan on January 15, 2010.  The revolving line of credit matures on June 29, 2010.  This Credit Agreement prohibits distributions to partners without prior consent of the lender.  On multiple occasions during the last several years, the Partnership has failed to comply with various covenants or financial ratios under its loan agreements, but has been able to obtain waivers or modifications of the agreement to avoid a default.  If the Partnership is unable to meet the terms and conditions of its lending arrangements or is unable to obtain waivers or modifications of such lending arrangements, it could be in default of its loan agreements and in which event the lenders would be able to accelerate the obligations and realize on the collateral securing the indebtedness.  There is no assurance that the Partnership will be able to comply with or obtain waivers of covenants and conditions in the future.  Furthermore, Partners will not receive distributions while they are prohibited by the Partnership’s borrowing arrangements unless approved by the lender.

Significant influence over our affairs may be exercised by principal Class “A” unit holders.  As of March 11, 2010, the significant Class “A” unit holders are Fred and Mary Wilkie Ebrahimi (approximately 38.5% beneficial ownership).  Effective October 1, 2009 Bradford C. Nelson was elected as a director of the Partnership.  Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc., a company owned by Mr. Fred Ebrahimi, since January 2007 and has served as an officer and director of a group of companies in the United States of American, Europe and Asia owned by the Ebrahimi family since 2002.

Holders of Class “A” units of the Partnership have limited voting rights.  Our unit holders have limited voting rights on matter affecting the Partnership’s business, which may have a negative effect on the price at which the Partnership’s units trade.  In particular, the unit holders did not elect the directors of the general partner.  Furthermore, if unit holders are not satisfied with the performance of the directors they may find it difficult to remove any or all of the directors as the Partnership Agreement requires a vote of at least 66 2/3% of the outstanding units to remove the General Partner.

Tax risks to Class “A” unit holders.  The anticipated after-tax benefit of an investment in the Partnership’s units depends largely on the treatment of the Partnership as a partnership for federal income tax purposes, as well as the Partnership not being subject to a material amount of entity-level taxation by individual states.  If the Partnership were to be treated as a corporation for federal income tax purposes or become subject to additional amounts of entity-level taxation for state tax purposes, then the Partnership’s cash available for distribution to unit holders could materially decline.

The tax liability of unit holders could exceed their distributions or proceeds from sales of Class “A” units.  Because the unit holders will generally be treated as partners to whom the Partnership will allocate taxable income, which can differ in amount than the cash distributed, the unit holders will be required to pay any federal income tax and, in some cases, state and local income taxes on their allocable share of the Partnership’s income.

Tax gain or loss on the disposition of the Partnership’s Class “A” units could be more or less than expected.  If a unit holder disposes of his units, the unit holder will recognize a gain or loss equal to the difference between the amount realized and the unit holder’s tax basis.  Because distributions in excess of a unit holder’s allocable share of the Partnership’s net taxable income decrease the unit holder’s tax basis in the unit holder’s units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income, if the units sold are at a price greater than the unit holder’s tax basis, even if the price received is less than the unit holder’s original cost.

As a result of investing in the Partnership’s Class “A” units, a unit holder may become subject to state and local taxes and return filing requirements in the states where the Partnership owns property and conducts business.

Ownership of the Partnership’s Class “A” units raises issues for tax-exempt entities and other investors.

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

Macadamia orchards normally reach peak production after fifteen to eighteen years of age.  All of the 4,190 tree acres of macadamia orchards owned or leased by the Partnership are over twenty years of age.  Up to 2% of trees are lost to various causes each year and are replaced as determined by management.

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

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

		Tree		Lease	Min. Rent
Orchard	Acquired	Acres	Tenure	Expiration	per Annum

Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
"	June 1986	500	Leasehold (1)(4)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)(5)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)(6)	2034	$24,945
"	Oct. 1989	175	Leasehold (1)(7)	2028	$17,314
"	Oct. 1989	26	Leasehold (3)(7)	2029	$2,915
"	Oct. 1989	186	Leasehold (1)(7)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)(6)	2034	$24,453
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold (1)(8)	2045	$10,224
Ka’u 715/716	April 2006	21	Fee Simple
Total acres		4,190

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the OTC (symbol = NNUT).  There were 3,616 registered holders of Class A Depositary Units on December 31, 2009.

Distributions declared and high and low sales prices of the Class A Depositary Units, based on New York Stock Exchange (“NYSE”) daily composite transactions through November 24, 2008, are shown.  Distributions declared and high and low bid prices on the OTC on and after November 25, 2008, are shown in the table below:

		Distribution	High	Low

2009:	4th Quarter	$0.000	2.50	2.05
	3rd Quarter	0.000	2.50	2.00
	2nd Quarter	0.000	2.50	1.71
	1st Quarter	0.000	2.49	1.65

2008:	4th Quarter (OTC)	$0.000	2.48	1.55
	4th Quarter	$0.000	3.38	1.78
	3rd Quarter	0.000	3.89	3.31
	2nd Quarter	0.000	4.37	3.20
	1st Quarter	0.000	3.90	3.16

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ML Macadamia Orchards, LP., The Russell 2000 Index

And A Peer Group

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The peer group index is composed of the following issuers Cedar Fair LP, Plum Creek Timber Company, Pope Resources Depositary Receipts of Limited Partner Units, and Terra Nitrogen Company LP.

Restrictions on Cash Distributions

Cash distributions to partners are prohibited under the Partnership’s Credit Agreement with American AgCredit Capital Markets, unless approved by the lender.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2009	2008	2007	2006	2005
Financial:
Total revenue	$16,418	$17,536	$11,330	$17,072	$17,378
Net cash provided (used) by operating activities (1)	2,553	2,774	(3,942)	8,241	1,913
Income (loss) before taxes	257	117	(4,008)	904	900
Net income (loss)	195	68	(3,965)	804	771
Distributions declared	—	—	1,350	1,500	1,500
Total working capital	2,568	1,065	(199)	3,882	3,429
Total assets	47,131	47,647	50,788	53,963	58,046
Long-term debt, non current	375	400	800	1,200	1,600
Total partners’ capital	43,526	43,179	43,312	48,623	49,389
Class A limited partners’ capital	43,560	43,365	43,297	48,612	49,308
Net cash flow as defined in the partnership agreement (2)	1,679	1,618	(2,437)	2,323	2,501

Per Class A Unit (3):
Net income (loss)	0.03	0.01	(0.53)	0.11	0.10
Net cash flow as defined in the partnership agreement (2)	0.22	0.22	(0.32)	0.31	0.33
Distributions	0.00	0.00	0.18	0.20	0.20
Partners’ capital	5.81	5.78	5.77	6.48	6.57

(1)          See “Statements of Cash Flows” in the consolidated financial statements for method of calculation.

(2)          See Footnote 5 in the notes to consolidated financial statements for method of calculation.

(3)          7,500,000 Class A Units were authorized, issued and outstanding for all periods presented.

In 2007, the Partnership was unable to sell all of its production which materially affects the comparability of the financial data for 2007 with the other years as set forth in the table above.  Refer to Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations, Owned-Orchard Segment — Nut Revenue ,and Owned-Orchard Segment — Cost of Goods Sold.

Contractual obligations as of December 31, 2009 for the Partnership are detailed in the following:

Payments Due by Period

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and interest	$1,002,000	$576,000	$336,000	$90,000	$—
Operating leases	2,757,000	165,000	270,000	258,000	2,064,000
Total	$3,759,000	$741,000	$606,000	$348,000	$2,064,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Results of operations — 2009, 2008 and 2007

Owned-Orchard Segment - Production and Yields

Production and yield data for the nine orchards are summarized below (expressed in field pounds):

			2009	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2009	2008	2007
Keaau I	June 1986	1,467	5,864,255	3,997	3,957	3,619
Keaau II	Oct. 1989	220	456,877	2,077	2,652	2,611
Keaau Lot 10	Sept. 1991	78	167,938	2,153	2,820	2,489
Ka’u I	June 1986	956	6,374,907	6,668	7,085	5,716
Ka’u Green Shoe I	Dec. 1986	266	1,682,820	6,326	5,775	7,149
Ka’u II	Oct. 1989	714	4,243,390	5,943	5,747	5,831
Ka’u O	May 2000	142	724,209	5,100	6,774	5,687
Ka’u 715/716	April 2006	21	120,535	5,740	5,045	6,145
Mauna Kea	Oct. 1989	326	1,013,182	3,108	4,892	4,142
Totals (except yields which are averages)		4,190	20,648,113	4,928	5,175	4,748

The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Production in 2009 was 4.8% lower than 2008 and 3.8% higher than 2007.  Production in 2008 was 8.8% higher than 2007 and 2% higher than 2006. Significant factors affecting the crop were as follows:

1.  Adequate rainfall during the spring and summer of 2006 provided for a return to normal production in the spring of 2007.  Good rainfall distribution between October 2006 and April 2007 had a positive effect on the fall 2007 nut production.

2.  Adequate moisture distributed in the summer and fall of 2007 supported the late nut-sets in June and July of 2007 that lead to a normal spring 2008 production.  Cool night temperatures in the fall of 2007 stimulated early flower and nut-set development that continued through mid-summer 2008.  This event was supported by equally good rainfall distribution, soil moisture and nut production.

3.  An extended flowering period in the late spring and early summer of 2006 contributed to above average production in the spring of 2007 at Keaau.  Flowers that normally bloom in mid-to-late December did not develop until early February 2007.  This late development had a negative impact on the fall 2007 nut production and affected the production in the spring 2008.  This late flower development and nut-set contributed to above normal production in spring 2008.  Heavy rains from late January to mid-February 2008 affected flower pollination and nut-set.  This combined with a flower season that ended early in April 2008 contributed to lower than expected nut production in the fall of 2008.

4.  Nut delivery limitations by Hamakua, which was under agreement to contract process nut production into roasted kernels for the Partnership, contributed to reduced harvesting activity and lower than expected nut production in the fall of 2007.

5.  The abbreviated flower season in 2008 substantially reduced nut production in spring 2009.  Inclement weather at Keaau in February 2009 to April 2009 contributed to poor pollination and nut-set that resulted in a fall of 2009 production that was 4% less than the fall of 2008 production, and is expected to impact the spring 2010 nut production.

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yield per acre and the nut purchase price.  The following table presents the comparison of revenues for the years ended December 31, 2009, 2008 and 2007 (in 000’s except per pound information):

Macadamia Nut Sales For the year

Ended December 31, 2009, 2008 and 2007

				2009-2008	2008-2007
	2009	2008	2007	Change	Change
Field pounds delivered	20,648	21,684	19,894	- 5%	+ 9%
Pounds contract processed	—	—	(5,584)	—	—
Contract adjustments	(2,750)	(3,612)	(3,166)	- 24%	+ 14%
WIS @ 20% SK/DIS @ 30%
Contract pounds sold	17,898	18,072	11,144	- 1%	+ 62%
Average nut price ($/per pound)	$0.6687	$0.6310	$0.6251	+ 6%	+ 1%
Net nut sales	$11,968	$11,404	$6,966	+ 5%	+ 64%
Prior year nut price adjustment	—	—	8
Kernel sales	199	2,011	577	- 90%	+ 249%
Total nut sales	$12,167	$13,415	$7,551	- 9%	+ 78%

The information in the foregoing chart for 2007 is not directly comparable in all circumstances to the information for 2008 and 2009.  To prevent its unsold production from deteriorating, in 2007, the Partnership engaged a processor to process approximately 5,584,000 pounds of nuts so that these nuts could be maintained in inventory by the Partnership for subsequent sale.  In 2008, approximately $2,000,000 of these nuts were sold.  Thus, although the production of field pounds in 2007 was only approximately 9% less than 2008, this event significantly reduced total nut sales in 2007 and increased the total nut sales in 2008.  In previous years, the Partnership sold all of its nuts to processors in the year in which they were produced.  Approximately 453,000 pounds of kernel inventory were sold in 2008 compared to 116,000 pounds in 2007.  In 2009, approximately 72,500 pounds of kernel inventory were sold and approximately 52,000 pounds of kernel inventory were determined to be unsalable and were written off.

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

The Partnership’s unit costs (expressed in dollars per WIS SK/DIS pound) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2009	2008	2007
Keaau I	June 1986	0.6957	0.6550	0.8416
Keaau II	Oct. 1989	1.2049	0.8879	1.0148
Keaau Lot 10	Sept. 1991	0.9134	0.6026	0.7349
Ka’u I	June 1986	0.5306	0.5437	0.7434
Ka’u Green Shoe I	Dec. 1986	0.4209	0.3946	0.4006
Ka’u II	Oct. 1989	0.4513	0.4625	0.4973
Ka’u O	May 2000	0.4647	0.4170	0.4856
Ka’u 715/716	April 2006	0.3344	0.3110	0.3170
Mauna Kea	Oct. 1989	1.0124	0.7156	0.8660

All Orchards		0.5836	0.5610	0.6847

Cost of goods sold was $159,000 lower in 2009 than 2008. Cost of goods sold was $1.4 million higher in 2008 than 2007 and cost of goods sold was $1.6 million lower in 2007 than 2006.  The cost per pound in 2009 was 4.0% higher than 2008. The cost per pound in 2008 was 18.0% lower than 2007, and the cost per pound in 2007 was 10.8% higher than 2006. The lower cost of goods sold in 2009 compared to 2008 is the result of lower production and no nut-in-shell cost of sale in 2009.  The higher cost of goods sold in 2008 as compared to 2007 are primarily the result of the Partnership selling all of the 2008 production compared to 2007 when 5.9 million field pounds were processed into kernel; the increase in production by 1.8 million field pounds and the $104,000 write off of tree inventory in 2008 compared to no tree inventory write off in 2007. The lower cost of goods sold in 2007 was not indicative of the actual production costs as 5.9 million field pounds were processed into kernel that was sold or inventoried by the Partnership as nut-in-shell.  The kernel and nut-in-shell were included as inventory at December 31, 2007.  Additionally, 1.3 million fewer field pounds were produced in 2007 compared to 2006.  The absolute farming costs for 2007 were $294,000 lower (not including the additional cost of processing related to kernel production from WIS nuts) when compared to 2006 which was a result of lower cultivation, harvesting, rent and depreciation offset by higher crop and tree insurance costs.  The lower cost per pound in 2008 is a result of higher production and higher recovery under the terms of the nut purchase agreements.  The lower cost of goods in 2007 is a result fewer sold macadamia nuts compared to 2006.  The higher cost per pound in 2007 is a result of lower production, lower recovery under the terms of the nut purchase contracts and the write down to market of the inventory of kernel and nut-in-shell owned by the Partnership at December 31, 2007.  The inventory write down to the lower of cost or market was $945,000 in 2007.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately twenty farming contracts (now fifteen contracts) to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee or fixed fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $4.3 million in 2009, $4.1 million in 2008, and $3.8 million in 2007. The 2009 farming service revenues were $100,000 higher compared to 2008.  The 2008 farming service revenues were $300,000 higher compared to 2007.  The Partnership farms approximately 1,980 acres under farming contracts. Approximately 115 acres are year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016, contracts for approximately 410 acres expire July 31, 2029, contracts for approximately 280 acres expire June 30, 2033, and contracts for approximately 470 acres expire September 30, 2080.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $3.8 million in 2009, $3.8 million in 2008, and $3.4 million in 2007.  These costs were all reimbursed to the Partnership under the terms of the farming contracts.

General and Administrative Costs

General and administrative expenses are comprised of pro-rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

General and administrative costs for 2009 were $17,000 higher than 2008.  General and administrative costs for 2008 were $653,000 lower than for 2007 which is attributed to lower legal and accounting costs related to the termination of the effort to acquire MacFarms.

Interest Income and Expense

The Partnership recorded interest expense of $98,000 in 2009, $289,000 in 2008, and $179,000 in 2007.  The interest relates to (1) the long-term loan used to acquire the farming operations, (2) capitalized equipment leases, (3) an equipment financing loan, (4) interest expense on a revolving line of credit and (5) insurance financing costs. The decrease in interest expense in 2009 compared with 2008 is attributable to lower outstanding balance on the revolving line of credit in 2009.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  Interest was earned in the amount of $5,000 in 2009, $14,000 in 2008, and $49,000 in 2007.

Other Income

Other income of $498,000 was recorded in 2009 and includes $157,000 in crop insurance proceeds, $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc., $17,000 in distributions from American AgCredit, PCA and $7,000 from the gain on sale of farm equipment. Other income of $896,000 was recorded in 2008 of which $883,000 was from crop insurance and $13,000 from a distribution from American AgCredit. Other income of $13,000 was recorded in 2007 for a distribution from American AgCredit.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax expense (benefit) was $62,000 in 2009, $49,000 in 2008 and ($43,000) in 2007.

Liquidity and Capital Resources

The Partnership recorded net income of $195,000 and had cash flows from operations of $2.6 million during 2009 and had working capital of $2.6 million at December 31, 2009.  Net cash provided by operations was $2.6 million in 2009 compared to net cash provided by operations of $2.8 million in 2008.  The decrease of $200,000 is the net result of less crop insurance proceeds, less interest paid and the settlement proceeds received from Hamakua Macadamia Nut Company, Inc. in 2009. The Partnership recorded net income of $68,000 and had cash flows from operations of $2.8 million during 2008 and had working capital of $1.1 million at December 31, 2008.  Net cash provided by operations was $2.8 million in 2008 compared to $3.9 million net cash used in 2007.  The significant increase of $6.5 million is a result of more pounds of nuts sold, a higher selling price per pound for the nuts sold, fewer pounds of nuts processed into kernel from WIS nuts, sales of the nut-in-shell inventory and sales of a majority of the kernel inventory.

At December 31, 2009 the Partnership’s working capital was $2.6 million and its current ratio was 2.45 to 1, compared to working capital of $1.1 million and a current ratio of 1.44 to 1 at December 31, 2008 and negative working capital of $199,000 and a current ratio of 0.96 to 1 at December 31, 2007.

In 2009, the increase in working capital compared to 2008 was primarily due to the reduction of short-term borrowing, crop insurance receipt and the settlement received from Hamakua Macadamia Nut Corporation.  In 2008, the increase in working capital compared to 2007 was the result of higher revenue, lower general and administrative costs, and higher other income offset by higher costs of goods sold, higher interest cost and higher income tax.   The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2007 except for the restricted payment covenant, minimum tangible net worth covenant, and the debt coverage ratio covenant.  On March 14, 2008, the lender provided a waiver and amendment to the loan covenants for the year ended December 2007.  Effective March 14, 2008, the amended agreement reduced the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, established a quarterly covenant based upon EBITDA, prohibited declaration and payment of further restricted payments in 2008, established a minimum tangible net worth of $41.0 million effective December 31, 2008 and required the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.  On July 8, 2008, the Partnership executed a Second Amended and Restated Credit Agreement with American AgCredit Capital Markets.  The Second Amended and Restated Credit Agreement increased the maximum borrowing on the revolving line of credit from $4.5 million to $6.0 million, and allowed no payments of distributions to partners through June 30, 2009.  On June 30, 2009, the Partnership executed a Third Amended and Restated Credit Agreement with American AgCredit, PCA which replaced the prior credit agreement and provides the Partnership with a $5.0 million revolving line of credit.  The new Agreement continues the terms and conditions of the Second Amended and Restated Credit Agreement with the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants.  The minimum tangible net worth amount is required to be $41,068,000 and shall be increased dollar for dollar by the amounts of positive consolidated net income of the Partnership beginning the first day of fiscal year 2009 and thereafter.  The Partnership is required to have consolidated EBITDA of not less than $1.5 million at the end of each quarter on a rolling four quarter period commencing as of September 30, 2009.

On March 11, 2010, the Partnership executed a commitment letter with American AgCredit, PCA (“Lender”) agreeing to an extension and amendment of the Revolving Line of Credit Facility (“Line-of-Credit”).  The extension of the LOC will be effect June 29, 2010 for a two-year period in the amount of $3.5 million.  The commitment by Lender may be withdrawn if (i) a condition described in the commitment letter cannot be satisfied, (ii) the Partnership fails to perform any material obligations under the commitment letter, (iii) there is filed against the Partnership or any member thereof, a petition in bankruptcy or insolvency or for reorganization or the appointment of a receiver, trustee or liquidator, (iv) a change that has occurred that has a Material Adverse Effect on the financial condition of the Partnership, or (v) the macadamia orchards owned by the Partnership have suffered any material damage or destruction and the same is not restored to the satisfaction of Lender prior to Closing Date, and that lender has terminated its commitment hereunder by reason thereof.  The Partnership is required to provide year end and interim financial information, pro-forma financial information, all public filings and disclosures evidence of receipt of all necessary government approvals, required certifications and such legal opinions as may be reasonably required by Lender.  The Partnership will be required to maintain a four quarter EBITDA of not less that $1.5 million for the four quarters ended June 30, 2010 and thereafter, and to maintain a minimum tangible net worth amount of $41.0 million that shall be increased dollar for dollar by the amount of positive consolidated net income achieved by the Partnership, beginning January 1, 2009 and thereafter.  The Partnership believes that it will be able to satisfy all of the conditions set forth by Lender.  For further information see “Description of Business” “Loan Agreement”.

Capital expenditures in 2009, 2008 and 2007 were $694,000, $125,000, and $226,000, respectively.  The increase in 2009 was attributed to the acquisition of more farming equipment and vehicles than 2008. The decrease in 2008 was attributed to the acquisition of less farming equipment, vehicles and computers than 2007.  Capital expenditures planned for 2010 are about $350,000 for normal replacement of farming equipment, and are expected to be financed internally.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving line of credit. The line of credit was obtained on May 2, 2000 and expires June 29, 2010.  At December 31, 2009, the Partnership had a cash balance of $1.2 million and no drawings on the line of credit.  At December 31, 2008, the Partnership had a cash balance of $207,000 and line of credit drawings outstanding of $900,000.

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

The Partnership believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of the consolidated financial statements:

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

Retirement and Severance Benefits:  The Partnership sponsors a non-contributory defined benefit pension plan for regular union employees and a severance plan for intermittent union employees.  Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities related to these plans.  These factors include assumptions about the discount rate, expected return on plan assets, withdrawal and mortality rates and the rate of increase in compensation levels.  The actuarial assumptions used by the Partnership may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants.  These differences may impact the amount of retirement and severance benefit expense recorded by the Partnership in future periods.

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

The Partnership reviews the inventory held at year end and values it based on the lower of average cost or market.

The Partnership recognizes revenue under all of its fixed price contracts using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements.  Additional information can be found in section (c) under the heading Nut Purchase Contracts on page 3.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rates on the Partnership’s Credit Agreement, which are based on LIBOR (Farm Credit Discount Note Rate and the Farm Credit Medium Term Note Rate), are adjusted periodically based on the Partnership’s election to fix interest rates for periods ranging from between three months and five years.  As of December 31, 2009, a one percent increase or decrease in the applicable rate under the Credit agreement would result in an interest expense fluctuation of approximately $1,000 per annum.  The exposure to the interest rate market risk was eliminated on January 15, 2010 when the Partnership paid off the debt.

From time to time, the Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel if it does not have nut purchase contracts or if those contracts set the purchase price based upon a market rate.  The exposure to the market price risk was eliminated on December 22, 2009 (for the period January 1, 2010 through December 31, 2011) when the Partnership executed an amendment to its Nut Purchase Agreement with Mauna Loa, whereby all the Partnership’s nuts will be sold to Mauna Loa for the calendar years 2010 and 2011 at a fixed price.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners’ capital, and cash flows, present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary (the “Partnership”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Accuity LLP

Honolulu, Hawaii

March 16, 2010

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$1,243	$207
Accounts receivable	2,551	2,625
Inventory of kernel	—	335
Inventory of farming supplies	136	158
Other current assets	409	278
Total current assets	4,339	3,603
Land, orchards and equipment, net	42,465	43,725
Goodwill	306	306
Intangible assets, net	21	13
Total assets	$47,131	$47,647

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$550	$421
Short-term borrowings	—	900
Accounts payable	295	414
Accrued payroll and benefits	643	780
Other current liabilities	283	23
Total current liabilities	1,771	2,538
Non-current benefits	369	402
Long-term debt	375	400
Deferred income tax liability	1,090	1,128
Total liabilities	3,605	4,468
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,560	43,365
Accumulated other comprehensive loss	(115)	(267)
Total partners’ capital	43,526	43,179
Total liabilities and partners’ capital	$47,131	$47,647

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements

(in thousands, except per unit data)

	2009	2008	2007
Macadamia nut sales	$12,167	$13,414	$7,551
Contract farming revenue	4,251	4,122	3,779
Total revenues	16,418	17,536	11,330
Cost of goods and services sold
Costs of macadamia nut sales	10,803	12,326	9,231
Costs of contract farming services	3,837	3,805	3,429
Total cost of goods and services sold	14,640	16,131	12,660
Gross income (loss)	1,778	1,405	(1,330)
General and administrative expenses
Other	1,926	1,909	2,561
Total general and administrative expenses	1,926	1,909	2,561
Operating loss	(148)	(504)	(3,891)
Interest expense	(98)	(289)	(179)
Interest income	5	14	49
Other income	498	896	13
Income (loss) before tax	257	117	(4,008)
Income tax credit (expense)	(62)	(49)	43
Net income (loss)	$195	$68	$(3,965)

Net cash flow (as defined in the Partnership Agreement)	$1,679	$1,618	$(2,437)

Net income (loss) per Class A Unit	$0.03	$0.01	$(0.53)

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.22	$0.22	$(0.32)

Cash distributions per Class A Unit	$0.00	$0.00	$0.18

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	2009	2008	2007

Partners’ capital at beginning of period:
General partner	$81	$81	$81
Class A limited partners	43,365	43,297	48,612
Accumulated other comprehensive loss
Change in pension and severance obligations	(267)	(66)	(70)
	43,179	43,312	48,623

Allocation of net income (loss):
General partner	—	—	—
Class A limited partners	195	68	(3,965)
	195	68	(3,965)

Cash distributions paid and / or declared:
General partner	—	—	—
Class A limited partners	—	—	1,350
	—	—	1,350

Accumulated other comprehensive loss
Pension and severance obligations	152	(201)	4
	152	(201)	4

Partners’ capital at end of period:
General partner	81	81	81
Class A limited partners	43,560	43,365	43,297
Accumulated other comprehensive loss	(115)	(267)	(66)
	$43,526	$43,179	$43,312

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Cash received for goods and services	$16,983	$18,082	$11,756
Cash paid to suppliers and employees	(14,247)	(15,033)	(15,576)
Income tax paid	(90)	—	—
Interest received	5	14	49
Interest paid	(98)	(289)	(171)
Net cash provided by (used in) operating activities	2,553	2,774	(3,942)

Cash flows from investing activities:
Proceeds from sale of equipment	7	—	—
Capital expenditures	(694)	(100)	(226)
Net cash used in investing activities	(687)	(100)	(226)

Cash flows from financing activities:
Proceeds from drawings on line of credit	2,200	2,900	4,000
Proceeds from long term borrowing	600	—	—
Loan fees paid	(34)	(21)	—
Repayment of long term debt	(475)	(400)	(400)
Repayment of line of credit	(3,100)	(5,000)	(1,000)
Capital lease payments	(21)	(4)	—
Cash distributions paid	—	(225)	(1,500)
Net cash provided by (used in) financing activities	(830)	(2,750)	1,100

Net increase (decrease) in cash	1,036	(76)	(3,068)
Cash and cash equivalents at beginning of period	207	283	3,351
Cash and cash equivalents at end of period	$1,243	$207	$283

Reconciliation of net income (loss) to net cash
Provided by (used in) operating activities:
Net income (loss)	$195	$68	$(3,965)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,980	1,956	1,926
Inventory write-off	136	172	945
Gain on sale of capital assets	(7)	—	—
Pension expense	113	71	29
Deferred income tax credit	(38)	(41)	(39)
(Increase) decrease in accounts receivable	74	(350)	413
(Increase) decrease in inventories	221	1,539	(2,877)
Increase in other current assets	(50)	(106)	(74)
Increase (decrease) in accounts payable	(119)	(217)	225
Decrease in accrued payroll and benefits	(137)	(268)	(110)
Increase (decrease) in current liabilities	260	(50)	(415)
Decrease in non-current benefits payable	(75)	—	—
Total adjustments	2,358	2,706	23
Net cash provided by (used in) operating activities	$2,553	$2,774	$(3,942)

Supplemental schedule of noncash financing activities Distributions declared but not paid	$—	$—	$225

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Notes to Consolidated Financial Statements

(1) OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the “Partnership”) owns and farms 4,190 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to other entities in Hawaii, which process the nuts and market the finished products.  The Partnership farms approximately 1,980 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

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

Liquidity.  The Partnership recorded net income of $195,000, generated operating cash flow of $2.6 million during 2009 and had working capital of $2.6 million at December 31, 2009.  The financial results for 2009 were due to the Partnership selling all of the macadamia nut production at higher prices, the sale of kernel inventory, lower cost of goods sold, lower interest expense, crop insurance proceeds and proceeds from the settlement with Hamakua Macadamia Nut Company, Inc (“Hamakua”).  The crop insurance proceeds and settlement proceeds from Hamakua are reflected as cash received for goods and services in the consolidated statement of cash flows, and was used to service the Partnership’s line of credit.  The Partnership recorded net income of $68,000 generated operating cash flow of $2.8 million during 2008 and had working capital of $1.1 million at December 31, 2008.  The financial results for 2008 were due to the Partnership selling all of macadamia nut production at higher prices, the selling of a large portion of the kernel inventory and all of the nut-in-shell inventory, lower cost of goods sold on a per pound of production and crop insurance proceeds.  The Partnership has access to working capital through its line of credit and other borrowing opportunities, if necessary.  However, management feels that the Partnership will be able to generate sufficient cash flows from operations to meet current obligations and debt service requirements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Cash Equivalents.  Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months.  The cash equivalents are not protected by federal deposit insurance.

(b)  Allowance for Doubtful Accounts.  The Partnership reviews the accounts receivable to determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates.  If customer payment timeframes were to deteriorate, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts at December 31, 2009 or 2008.

(c)  Financial Instruments.  The fair value of the line of credit and a portion of the long-term financial instruments approximates the carrying value as they have variable interest rates.  The remaining portion of the long-term financial instrument has a fixed rate and the fair value compared to carrying value is disclosed.

(d)  Consolidation.  The consolidated financial statements include the accounts of the Partnership and MLR.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(e) Farming Costs. The Partnership considers each orchard to be a separate cost center, which includes the depreciation/amortization of capitalized costs associated with each orchard’s acquisition and/or development and maintenance and harvesting costs directly attributable to each orchard.  In accordance with industry practice in Hawaii, orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

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

(f)  Inventory.

Supply Inventory.  Supplies inventory is relieved on an average cost basis to cost of farming expense as used.  There was no write down of supplies inventory in 2009.  In 2008, the Partnership wrote off $104,000 of tree inventory as some trees in the nursery had grown too large to be used in the orchard operations.

Nut and Kernel Inventory.  Nut and kernel inventory is recorded at the lower of cost or market, and is relieved on an average cost basis to cost of goods sold as the product is sold.  The Partnership had no nut and kernel inventory at December 31, 2009.  At December 31, 2008 kernel inventory was valued at $335,000.  At December 31, 2007 nut and kernel inventory was valued at $946,000 and $1,024,000, respectively.  In 2009, kernel inventory was written off for spoilage in the amount of $136,000.  Inventory was written down to market and written off for spoilage in 2008 in the amount of $68,000.  Inventory was written down to market in 2007 in the amount of $945,000.  The inventory amounts written off and written down were reflected in costs of goods sold in the respective year.

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

(h)  Goodwill and Other Intangible Assets.

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

(i)  General Excise Taxes.  The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the years ended December 31, 2009, 2008 and 2007, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $90,000, $79,000, and $72,000, respectively.

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

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At December 31, 2009, management believes there were no uncertain income tax positions.  The five tax years in the period ended December 31, 2009 remain open for federal purposes.

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

(l)  Pension Benefit and Intermittent Severance Costs.  The funded status of the Partnership’s defined benefit pension plan and intermittent severance plan is recognized in the consolidated balance sheets.  The funded status is measured as the difference between fair value of the plan assets and the benefit obligation at December 31, the measurement date.  The benefit obligation represents the actuarial present value of benefits expected to be paid upon termination based on estimated future compensation levels.  An overfunded plan, with the fair value of plan assets exceeding the benefit obligation, is recorded as a prepaid pension asset equal to this excess.  An underfunded plan, with the benefit obligation exceeding the fair value of plan assets, is recorded as a retirement benefit obligation equal to this excess.  The actuarial method used for financial accounting purposes is the projected unit credit method.

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

(n) Net Consolidated Income (Loss) Per Class A Unit.  In 2009, 2008 and 2007 consolidated net income (loss) per Class A Unit was calculated by dividing 100% of Partnership’s consolidated net income (loss) by the average number of Class A Units outstanding for the period.

(o)  Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unit holder sources.  Accumulated other comprehensive loss consists of deferred pension and intermittent severance gains or losses.  At December 31, 2009 and 2008, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Loss in the amount of $115,000 and $267,000, respectively, in deferred pension and intermittent severance loss.

(p)  Reclassifications.  Certain balances have been reclassified to conform to the current and prior year presentation.  These reclassifications had no impact on net income (loss) previously reported.

(q)  Adoption of New Accounting Standards.  In December 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position that requires the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets.  This staff position was adopted during the fourth quarter of 2009, and did not have a material impact on the consolidated financial statements.

In August 2009, the FASB issued an accounting standard update, which provides additional guidance on the measurement of liabilities at fair value.  In the absence of a quoted price in an active market for an identical liability at the measurement date companies are required to apply approaches that use the quoted price of an investment in the identical liability or similar liabilities traded as assets or other valuation techniques consistent with the fair-value measurement principles issued by the FASB.  This accounting standard update was adopted during the fourth quarter of 2009, and did not have a material impact on the consolidated financial statements.

(r)  Recently Issued Accounting Standards.  In January 2010, the FASB issued an accounting standard update that requires (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We do not believe the adoption of this accounting standard will have a material impact on the consolidated financial statements.

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

(a)  Nut Purchase Contracts. The Partnership had three nut purchase contracts in 2009 with: Mauna Loa, Hamakua (terminated June 10, 2009), and MacFarms (terminated December 22, 2009), as detailed in the following paragraphs.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million field pounds, effective January 1, 2006 and expiring December 31, 2011.  The contract provides for a nut price of $0.74 per WIS SK/DIS pound in 2006 and $0.75 per WIS SK/DIS pound in 2007.  The purchase price will increase annually by $0.01 per WIS pound, except 2008, until it reaches $0.78 per WIS SK/DIS pound in 2011.  On July 9, 2008 an addendum to the June 1, 2006 nut purchase contract was executed with Mauna Loa for the delivery of an additional 9.0 million pounds of WIS nuts during the period July 21, 2008 through June 30, 2009 at a purchase price of $0.60 per pound on WIS SK/DIS basis.  The addendum provided for an additional 3.0 million pounds to be delivered if mutually agreed on the same basis as the additional 9.0 million pounds.  On November 3, 2008, it was agreed that any additional pounds over the 9.0 million pounds delivered until December 31, 2008 would have a nut purchase price of $0.63 instead of $0.60 per pound on a WIS SK/DIS basis.  On March 23, 2009, the parties executed an amendment to the June 1, 2006 for the delivery of an additional 9.0 to 15.0 million pounds at a purchase price of $0.63 per pound on a WIS SK/DIS basis.  On December 22, 2009, the Partnership and Mauna Loa executed an addendum to the June 1, 2006 nut purchase contract which provides that all of the macadamia nuts harvested by the Partnership, estimated to be between 19 to 21 million wet-in-shell pounds, in calendar years 2010 and 2011 will be sold to Mauna Loa at a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.

On December 16, 2004, a nut purchase contract with Hamakua for the annual delivery of 6.0 million field pounds, effective January 1, 2007, and  with 2.0 million field pounds expiring December 31, 2008, December 31, 2010, and December 31, 2012, respectively. The contract provides for a minimum price of $0.75 per WIS SK/DIS pound and a maximum price of $0.95 per WIS SK/DIS pound. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process nuts-in-shell into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  The contract continues to require that Hamakua purchase approximately 6.0 million field pounds of nuts in 2008, approximately 4.0 million field pounds of nuts in the years 2009-2010, and 2.0 million field pounds of nuts in the years 2011-2012.  Hamakua refused to accept any nut deliveries in 2008 and 2009.  The nut purchase agreement was terminated on June 10, 2009.

On January 6, 2006, the Partnership executed a contract with MacFarms for the annual delivery of between 5.0 and 6.0 million field pounds, effective January 1, 2007.  The nut price will be determined every six months by mutual agreement based on prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2009 was $0.615 per WIS SK/DIS pound and July — December 2009 was $0.63 per WIS SK/DIS pound.  The effective price for January — June 2008 was $0.494 per WIS SK/DIS pound and July — December 2008 was $0.55 per WIS SK/DIS pound.  The effective price for January — June 2007 was $0.608 per WIS SK/DIS pound and July —December 2007 was $0.494 per WIS SK/DIS pound.  The Partnership terminated this nut purchase contract on December 22, 2009 due to the failure of MacFarms to perform its obligations under the agreement.

(b)  Husking Activities.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  Payments or reimbursements made to Mauna Loa were $488,000 in 2009, $528,000 in 2008, and $453,000 in 2007 for husking as the contracts agree that the Partnership will deliver husked nuts.

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

Thereafter, the Partnership is obligated to pay the owner 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due for 2009, 2008 or 2007.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the years ended December 31, 2009, 2008 and 2007.

Segment Reporting for the Year ended December 31, 2009 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$12,167	$12,832	$(8,581)	$16,418
Composition of Intersegment revenues	—	8,581	—	8,581
Operating income (loss)	(561)	413	—	(148)
Depreciation expense	1,788	166	—	1,954
Segment assets	41,390	5,741	—	47,131
Expenditures for property and equipment	694	—	—	694

Segment Reporting for the Year ended December 31, 2008 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$13,414	$11,157	$(7,035)	$17,536
Composition of Intersegment revenues	—	7,035	—	7,035
Operating income (loss)	(992)	488	—	(504)
Depreciation expense	1,811	129	—	1,940
Segment assets	41,767	5,880	—	47,647
Expenditures for property and equipment	125	—	—	125

Segment Reporting for the Year ended December 31, 2007 (in thousands)

	Owned	Contract	Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$7,551	$10,492	$(6,713)	$11,330
Composition of Intersegment revenues	—	6,713	—	6,713
Operating income (loss)	(4,407)	516	—	(3,891)
Depreciation expense	1,801	119	—	1,920
Segment assets	44,306	6,482	—	50,788
Expenditures for property and equipment	152	74	—	226

4) RELATED PARTY TRANSACTIONS

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

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2009, 2008, or 2007.

(b) Management Services Contract.  The Partnership provides administrative services to D. Buyers Enterprises, LLC (“DBE”) for which it was compensated $19,000, $73,000, and $100,000 in 2009, 2008 and 2007, respectively.

(c) Office Lease.  Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff from DBE, which was the owner of the General Partner until January 2005.   The lease amount was $60,000 in 2009, $80,000 in 2008 and $90,000 in 2007.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2009	2008	2007
Gross revenues (including interest and other income)	$16,921	$18,446	$11,392
Less:
Farming costs	12,686	14,191	10,740
Administrative costs	1,900	1,895	2,553
Income tax (credit) expense	62	49	(43)
Payments of principal and interest	594	693	579
Net cash flow (as defined in the Partnership Agreement)	$1,679	$1,618	$(2,437)

All of net cash flow in 2009, 2008 and 2007 was allocated to Class A Units. This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit.  No management fee was recorded in 2009, 2008 and 2007 as the Partnership purchased the stock of the managing partner MLR in January 2005 and the management fee was eliminated in consolidation.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2009 and 2008 (000’s):

	2009	2008
Land	$8,255	$8,255
Improvements	1,953	1,953
Machinery and equipment	4,849	4,453
Irrigation well and equipment	1,184	1,184
Producing orchards	67,631	67,631
Capital leases	186	186
Construction work-in-progress	62	—
Land, orchards and equipment (gross)	84,120	83,662
Less accumulated depreciation and amortization	41,655	39,937
Land, orchards and equipment (net)	$42,465	$43,725

Depreciation expense was recorded for $2.0 million, $1.9 million, and $1.9 million in 2009, 2008 and 2007, respectively. The Partnership’s interest in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2009 and 2008, the Partnership’s long-term debt comprises (000’s):

	2009	2008
Term debt	$925	$800
Current portion	550	400
Long-term debt	$375	$400

On May 2, 2000, the Partnership entered into a credit agreement with Pacific Coast Farm Credit Services, ACA (currently American AgCredit, PCA) comprised of a $5 million revolving line of credit and a $4 million promissory note.  On June 30, 2009, the Partnership executed a term loan promissory note for $600,000 with American AgCredit, PCA.

The line of credit expires on June 29, 2010.  Drawings on the line of credit bear interest at the prime lending rate.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit.  The Partnership, at its option, may make prepayments without penalty.

There were no drawings outstanding on the line of credit as of December 31, 2009.  There was $900,000 in drawings on the line of credit as of December 31, 2008, with interest at 4.00%.

At December 31, 2009, the outstanding balance on the $4 million promissory note amounted to $400,000.  The note was scheduled to mature in 2010 and bears interest at rates ranging from 3.0% to 6.87%.  The Partnership paid off the balance of the promissory note on January 15, 2010.

At December 31, 2009, the outstanding balance on the $600,000 term loan was $525,000. The term loan bears fixed interest as 7.5% per annum and was scheduled to mature on July 1, 2013.  The Partnership paid off the balance of the term loan on January 15, 2010.

The estimated fair values of the Partnership’s financial instruments has been determined using an estimated market rate of 6.00% in 2009 and 2008 with similar terms and remaining maturities to that of the current financial instruments.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$925	$884	$800	$740

Of the total $925,000 outstanding at December 31, 2009, $170,000 has a variable interest rate.  The remaining $755,000 and $460,000 outstanding at December 31, 2009 and 2008, respectively, have interest rates that are fixed over the remaining life of the debt.

Both the revolving credit loan and the term debt are collateralized by all personal and real property assets of the Partnership.  The credit agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial minimums.  Significant restrictive financial covenants consist of the following:

1.                       No restricted payments shall be declared or made through June 30, 2010 without prior lender approval.

2.                       Minimum tangible net worth as of December 31, 2009 shall not be below $41,068,000 and shall be increased dollar for dollar by the amount of positive Consolidated Net Income achieved by the Partnership, beginning January 1, 2009 and thereafter.

3.                       The minimum quarterly consolidated EBITDA amount shall not be less than $1,500,000 for each rolling four-quarter period beginning with the four quarters ended September 30, 2009 and each rolling four-quarter period thereafter.

4.                       The Addendum to Nut Purchase Agreement with Mauna Loa shall not be terminated prior to June 30, 2010 without written consent of Lender.

At December 31, 2009, the Partnership’s working capital was $2.6 million and its current ratio was 2.45 to 1.  At December 31, 2008, the Partnership’s working capital was $1.1 million and its current ratio was 1.42 to 1.  At December 31, 2007, the Partnership’s working capital was negative $199,000 and its current ratio was 0.96 to 1.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2007 except for the restricted payment covenant, minimum tangible net worth covenant, and the debt coverage ratio covenant.  On March 14, 2008, the lender provided a waiver and amendment to the loan covenants for the year ended December 31, 2007.  Effective March 14, 2008, the amended agreement reduced the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, established a quarterly covenant based upon EBITDA, prohibits the declaration and paying of further restricted payments in 2008, established a minimum tangible net worth of $39.0 million effective December 31, 2008 and required the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.  On July 8, 2008, the Partnership executed a Second Amended and Restated Credit Agreement with American AgCredit Capital Markets.  The Second Amended and Restated Credit Agreement increased the maximum borrowing on the revolving line of credit from $4.5 million to $6.0 million, allowed no declaration and related payments of cash distributions to partners through June 30, 2009 and provided restrictive covenants as shown above.  The Partnership was in compliance with the terms and conditions of the Second Amended and Restated Credit Agreement at December 31, 2008.  On March 25, 2009, American AgCredit Capital Markets provided the Partnership with a commitment to amend the current credit agreement, which would extend the revolving line of credit for an additional year.  The commitment would reduce the revolving line of credit from $6.0 million to $5.0 million, increase the interest rate by 25 basis points per annum, increase the fixed rate by 50 basis points per annum and maintain all other terms and conditions.  On June 30, 2009, the Partnership executed a Third Amended and Restated Credit Agreement with American AgCredit, PCA which replaced the prior credit agreement and provides the Partnership with a $5.0 million revolving line of credit.  The new Agreement continues the terms and conditions of the Second Amended and Restated Credit Agreement with the exception of changes to the minimum tangible net worth and minimum EBITDA financial covenants.  The minimum tangible net worth amount is required to be $41.068 million and shall be increased dollar for dollar by the amounts of positive consolidated net income of the Partnership beginning the first day of the fiscal year 2009 and thereafter.  The Partnership is required to have consolidated EBITDA of not less than $1.5 million at the end of each quarter on a rolling four quarter period commencing as of September 30, 2009.  The Partnership was in compliance with the terms and conditions of the Third Amended and Restated Credit Agreement at December 31, 2009.

Capital and Operating Leases. The Partnership had no capital leases as of December 31, 2009.  The Partnership had capital leases of $21,000 as of December 31, 2008. The Partnership has operating leases for equipment and land.

Land Leases. The Partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases which expire through dates ending 2045.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $23,000 in 2009, $15,000 in 2008, and $24,000 in 2007.  Total lease rent for all land operating leases was $165,000 in 2009, $136,000 in 2008, and $161,000 in 2007.

Equipment Operating Leases.  The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester.  The operating lease terms range from three to five years.  The operating lease cost was $104,000, $151,000, and $217,000 in 2009, 2008 and 2007, respectively.

Contractual obligations as of December 31, 2009 for the Partnership are detailed in the following table (000’s):

Contractual Obligations	Total	2010	2011	2012	2013	2014	Remaining
Long-term debt and interest	$1,002	$576	$174	$162	$90	$—	$—
Operating leases	2,757	165	138	132	129	129	2,064
Total	$3,759	$741	$312	$294	$219	$129	$2,064

(8) GROSS INCOME TAXES

The components of gross income tax expense (credit) for the years ended December 31, 2009, 2008 and 2007 were as follows (000’s):

	2009	2008	2007
Currently payable	$100	$90	$(5)
Deferred	(38)	(41)	(38)
Gross income tax expense (credit)	$62	$49	$(43)

The provision (credit) for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2009, 2008 and 2007.

The components of the net deferred tax liability reported on the consolidated balance sheets as of December 31, 2009 and 2008 are as follows (000’s):

	2009	2008
Deferred tax assets:
Intangible assets	$115	$115
Inventory	27	27
Gross deferred tax assets	142	142
Deferred tax liabilities:
Land, orchards, and equipment	(1,225)	(1,263)
Other	(7)	(7)
Gross deferred tax liabilities	(1,232)	(1,270)
Net deferred tax liabilities	$(1,090)	$(1,128)

(9) PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2009, 2008, and 2007 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2009, 2008, and 2007 (000’s):

	2009	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$627	$529	$490
Service cost	61	57	60
Interest cost	37	31	28
Actuarial (gain) loss	(14)	31	(33)
Benefits paid	(20)	(21)	(16)

Projected benefit obligation at end of year	691	627	529

Change in plan assets:
Fair value of plan assets at beginning of year	543	505	422
Actual return (loss) on plan assets	166	(141)	(1)
Employer contribution	100	200	100
Benefits paid	(20)	(21)	(16)
Fair value of plan assets at end of year	789	543	505

Funded status	98	(84)	(24)
Unrecognized prior service cost	—	—	—
Unrecognized net actuarial loss	—	—	—
Amount recognized in consolidated balance sheets	$98	$(84)	$(24)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid pension cost (current)	98	—	—
Accrued pension liability (current)	—	(84)	(24)
Net amount recognized	$98	$(84)	$(24)

The amounts recognized in accumulated other comprehensive loss at December 31, 2009 and 2008 were as follows (000’s):

	2009	2008
Net actuarial loss	$72	$222
Prior service cost	36	42
	$108	$264

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2010 is $7,000.

The accumulated benefit obligation of the pension plan as of December 31, 2009 and 2008 was approximately $614,000 and $568,000, respectively.

The components of net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 were as follows (000’s):

	2009	2008	2007
Service cost	$61	$57	$60
Interest cost	37	31	28
Expected return on plan assets	(44)	(47)	(40)
Amortization of net actuarial loss and prior service cost	23	7	7

Net periodic pension cost	$77	$48	$55

The amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2009, 2008 and 2007 were as follows (000’s):

Net loss (gain)	(150)	218	8
Prior service credit	(13)	(14)	(14)
Amortization of prior service cost	7	7	7
Total recognized in accumulated other comprehensive loss	(156)	211	1
Total recognized in net periodic pension cost and other comprehensive income	$(79)	$259	$56

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2009, 2008 and 2007 and the net periodic pension cost for the years then ended are as follows:

	2009	2008	2007
Pension benefit obligation:
Discount rate	6.00%	6.00%	6.00%
Compensation increases	2.00%	2.00%	2.00%
Net periodic pension cost:
Discount rate	6.25%	6.00%	6.00%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	6.80%	8.50%	8.50%

The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired target asset mix.  The funds are invested in stock mutual funds, fixed income mutual funds and money market funds.  Stock mutual funds primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Fixed income securities include bonds, debentures and other fixed income securities. The actual asset mix is evaluated on a quarterly basis and adjusted if required to maintain the desired target mix.  Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation.

The plan’s asset allocation percentages at December 31, 2009 and 2008 were as follows:

	Target	Actual	Actual
	2009	2009	2008
Pooled fixed income funds	15-25%	19%	21%
Money market funds	15-25%	15%	24%
Stock mutual funds	50-70%	66%	55%
Total	100%	100%	100%

The fair values of the Partnership’s pension plan assets at December 31, 2009, by asset category are as follows:

		Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$116	$—	$116	$—
Stock mutual funds	$524	$—	$524	$—
Pooled fixed income:	$149	$—	$149	$—
Total	$789	$—	$789	$—

The Partnership expects to contribute approximately $100,000 to the plan in 2010.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,

2010	$19,582
2011	20,588
2012	30,158
2013	33,824
2014	38,152
2015-2019	358,104

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

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2009, 2008 and 2007 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2009, 2008 and 2007 (000’s).

	2009	2008	2007

Change in Severance Obligation

Severance obligation at beginning of year	$315	$305	$335
Service cost	15	16	18
Interest cost	19	19	19
Actuarial (gain) or loss	4	(11)	(5)
Benefits paid	(27)	(14)	(62)
Severance obligation at end of year	$326	$315	$305

Change in Plan Assets

Fair value of plan assets at beginning of year	$0	$0	$0
Employer contributions	27	14	62
Benefits paid	(27)	(14)	(62)
Fair value of plan assets at end of year	$0	$0	$0

Funded Status

Benefit obligation	$(326)	$(315)	$(305)
Unrecognized net actuarial loss	6	2	13
Accrued benefit cost	$(320)	$(313)	$(292)

	2009	2008	2007

Components of Net Periodic Cost

Service cost	$15	$16	$18
Interest cost	19	19	19
Recognized net loss	—	—	—
Net periodic cost	$34	$35	$37

Reconciliation of Severance Liability

(a) Accrued severance beginning of year	$(313)	$(292)	$(317)
(b) Contributions during fiscal year	27	14	62
(c) Net periodic pension cost	(34)	(35)	(37)
(d) Accrued severance cost at end of year	$(320)	$(313)	$(292)

Weighted Average Assumptions

Discount rate	5.73%	6.64%	6.53%
Expected return on plan assets	0.00%	0.00%	0.00%
Rate of compensation increase	1.65%	1.65%	1.65%

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

The amounts recognized in accumulated other comprehensive loss at December 31, 2009 and 2008 were as follows (000’s):

	2009	2008
Net actuarial loss	$6	$3

There will be no estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2010.

As discussed in Note 14, the Partnership initially recorded its liability for the severance plan in 2006 following its determination that such obligation had not properly been accounted for as part of prior purchase price allocations.

(11)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to an amount not to exceed the employee’s covered compensation for the plan year reduced by required withholdings, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2009, 2008 and 2007, Partnership matching contributions were $33,000, $33,000, and $34,000, respectively.

(12)  SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2009, 2008, and 2007 Partnership contributions were $112,000, $106,000, and $115,000, respectively.

(13) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2009, 2008, and 2007 (000’s omitted except per unit data):

			Gross Income	Net Income	Net Income (Loss)
		Revenues	(Loss)	(Loss)	per Class A Unit
2009	1st Quarter	$2,971	$562	$432	$0.06
	2nd Quarter	1,025	113	(291)	(0.04)
	3rd Quarter	5,691	436	(42)	(0.01)
	4th Quarter	6,731	667	96	0.02

2008	1st Quarter	$3,644	$251	$(246)	$(0.04)
	2nd Quarter	1,603	54	(398)	(0.05)
	3rd Quarter	5,761	574	886	0.12
	4th Quarter	6,528	526	(174)	(0.02)

2007	1st Quarter	$3,365	$790	$346	$0.05
	2nd Quarter	1,225	100	(356)	(0.05)
	3rd Quarter	2,776	499	(436)	(0.06)
	4th Quarter	3,964	(2,719)	(3,519)	(0.47)

(14) CONCENTRATION RISKS

Market and customers.  There are a limited number of customers available to purchase the Partnership’s nut production.  If our customers are unable to perform under their contracts or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.  If the market for the Partnership’s inventory was to decline the Partnership would have to sell at a price lower than the current market price and if no buyers were available the inventory could become unsalable and have to be disposed.

Nut Purchase Agreements.  The Partnership had four contracts beginning January 1, 2007.  One of those contracts terminated in 2008 and two were terminated in 2009.  The terms of the contracts varied from two to six years, contained fixed and market determined prices and 30-day payment terms.  The Partnership relies upon the financial ability of the buyers of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If any or all of the buyers were unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If any or all buyers were late in payment the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.  There were a significant number of Hawaii macadamia growers that were unable to find a processor to purchase and process their crop in 2007 due to the depressed market.

The Partnership has one nut purchase contract with Mauna Loa for calendar years 2010 and 2011.  The agreement is a fixed price contract.  Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise.

The Partnership’s ability to renew its credit agreements is highly dependent upon the existence of its nut purchase agreements with Mauna Loa.  Accordingly, the cancellation of the nut purchase agreement with Mauna Loa in the future would significantly affect the Partnership’s ability to secure the necessary funds to finance its current working capital needs.

Employees.  As of December 31, 2009, the Partnership employed 249 people, of which 170 were seasonal employees.  Of the total, 21 are in farming supervision and management, 214 in production, maintenance and agricultural operations, and 14 in accounting and administration.

With the May 2000 acquisition, the Partnership agreed to the assumption of two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts became effective May 1, 1997 and expired on April 30, 2002, but were extended until April 30, 2005.  The parties agreed to a three-year contract, which expired on April 30,

2008 and was extended for a 60-day period.  On June 30, 2008, the parties agreed to a one-year contract and on May 27, 2009, the parties agreed to a two-year contract which is effective May 27, 2009 through May 31, 2011.  Although, the Partnership believes that relations with its employees and the ILWU are generally very good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations when the current agreement expires.

Subsequent Events

Debt retirement

On January 15, 2010, the Partnership paid off the remaining debt owed to American AgCredit, PCA.  As of December 31, 2009, the Partnership owed $925,000 of which $550,000 was current and $375,000 was long-term.  The Partnership has a revolving line-of-credit agreement with American AgCredit, PCA through June 29, 2010 for $5.0 million and a commitment for a two year amendment to the agreement through June 29, 2012 in the amount of $3.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2007, 2008, and 2009, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

(b)          Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail , accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the consolidated financial statements.

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

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

(c)          Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Partnership’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors. Instead, the officers and directors of the Managing Partner perform all management functions for the Partnership.  Each director of the Managing Partner is appointed for a term of one year.  The Board of Directors has no Chairman but the Chairman of the Audit Committee is designated as the Lead Independent Director.  The Lead Independent Director has the qualifications of being independent, financially literate and is a financial expert.  Additionally, the Lead Independent Director has the business leadership experience that allows him to work with all the Board members to provide direction, control and evaluation of the operations of the Partnership.

The Board of Directors is comprised of members whose skill sets provide various knowledge of business in general (local, state and global), management of business, specialized knowledge of the Partnership’s business, knowledge and relationships within the local political arena and the ability to make a constructive contribution to the guidance of the direction of the Partnership.  The Board of Directors administers its risk oversight function through the Audit Committee.  The Audit Committee meets quarterly with management and the Partnership’s independent auditors where the financial, environmental, legal and operational risks are presented and discussed.  The Audit Committee submits its report to the Board of Directors on a quarterly basis for full Board review.   Each officer of the Managing Partner is elected by the Board of Directors of the Managing Partner and is subject to removal by that board at any time.

A.            Identification of Directors

John K. Kai.  44 years old; director of the Managing Partner since June 2004; member of the Audit, Nominating, Compensation and Corporate Governance Committees since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of Commonwealth Financial Network.

James S. Kendrick.  62 years old; director of Managing Partner since June 2005; Executive at Mauna Loa Macadamia Nut Corporation from 1991 to 1998.

E. Alan Kennett.  66 years old; director of Managing Partner since June 2005; member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner: President and CEO of Gay and Robinson Sugar Company, Inc.

Jeffrey M. Kissel.  60 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005 and chairman since March 2006; member of the Nominating, Compensation and Corporate Governance Committees of the Managing Partner; President of The Gas Company, LLC since December 2007; President and CEO of Safe Renewables Corporation from October 2006 until December 2007; from 2003 to 2005 was CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

Bradford C. Nelson.  43 years old; director of the Managing Partner since October 2009; Chief Financial Officer and a Director of Seemorgh Investments, Inc.

Dennis J. Simonis.  53 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. Chief Financial Officer of DBE from August 2001, and President of DBE from October, 2005 through April 2009.

Scott C. Wallace.  54 years old;  director of Managing Partner since June 2007; President and CEO of Fruit Patch since July 2009.  Global Vice President, Sales and Marketing of SVP Worldwide from July 2006 to July 2009.  Chairman, President and Chief Executive Officer of Gardenburger, Inc from January 2001 to July 2006.

B.  Identification of Executive Officers of the Managing Partner

Dennis J. Simonis.  53 years old; president of Managing Partner since August 2001; and chief executive officer since December 2004. Formerly executive vice president and chief operating officer of Mauna Loa and Chief Financial Officer and President of DBE.

Randolph H. Cabral.  57 years old; senior vice president and orchard manager of Managing Partner since May 2000. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  63 years old; chief financial officer of Managing Partner since August 2001.

C.  Identification of Certain Significant Employees

Not applicable

D.  Family Relationships

Not applicable

E.  Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

John K. Kai.  Mr. Kai has served as a director since June 2004.  Mr. Kai is president of Pinnacle Investment Group, LLC and Pinnacle Media Group, LLC, and branch manager and investment representative of Commonwealth Financial Network.  Mr. Kai was the resident manager of the Hilo office of Paine Webber, Inc. and was with Merrill Lynch prior to Paine Webber, Inc.  Mr. Kai is a graduate of Sacramento City College and attended the University of the Pacific from 1983 to 1985.  Mr. Kai served on the Board of Regents of the University of Hawaii and was a director of the Research Corporation of the University of Hawaii, the Hawaii Island Portuguese Chamber of Commerce and has served on several nonprofit boards in Hawaii.  Mr. Kai has experience and knowledge of global economics, equity markets, securities, financial instruments and is active in local and state government issues.  He resides in Hilo, Hawaii.

James S. Kendrick.    Mr. Kendrick has over 36 years of experience in the food processing industry and is currently a consultant to various food companies.  Mr. Kendrick held executive positions at Mauna Loa Macadamia Nut Corporation from 1991 to 1998, including Executive Vice President of Operations and President.  Between 1978 and 1983, he was the Manager of the Honolulu Dole Pineapple cannery.  Mr. Kendrick worked for Kraft Foods as an engineer.  He is a graduate of Northern Illinois University and Cornell’s Executive Development Program.  Mr. Kendrick provides a high degree of general manufacturing acumen and extensive macadamia growing, processing and marketing experience and expertise to the Partnership.  He currently resides in Naples, Florida.

E. Alan Kennett.  Mr. Kennett has worked in various executive capacities in the agriculture sector for over 40 years and currently is the President and Chief Executive Officer of Gay and Robinson Sugar Company, Inc. on Kauai, Hawaii.  He held various positions in the Hawaii sugar industry with C. Brewer and Co., Ltd. between 1976 and 1994.  Prior to 1976, Mr. Kennett managed sugar operations in Africa, the United Kingdom and the West Indies.  He is a graduate of Walton Technical College and the Liverpool College of Technology and completed Cornell’s Executive Development Program.  Mr. Kennett has been active in numerous Hawaii non-profit organizations and has written several technical papers.  He possesses an in-depth knowledge of agricultural practices and management, particularly those in the state of Hawaii.  He currently resides in Kaumakani, Kauai, Hawaii.

Jeffrey M. Kissel.  Mr. Kissel has been the President of The Gas Company, since December 2007. He was the President and Chief Executive Officer of Safe Renewables Corporation, an established marketer and producer of “Biodiesel” or “B100”, a substitute for conventional petroleum diesel, located in Houston, Texas.  He was the Chief Financial Officer for Earth Tech Inc. from 2003 to 2005, a $1.5 billion global engineering and construction company specializing in water treatment, and has held various financial executive positions in publicly traded companies since 1974.  From 1997 to 2003, Mr. Kissel was employed by URS Corporation as a vice president of planning and budgeting, and served as Chief Financial Officer for several URS Corporation divisions.  Mr. Kissel was President and principal shareholder of Hawaiian Communications between 1992 and 1997.  Prior to 1992 he worked with Tesoro, AON and Challenger Petroleum in the energy industry.  Mr. Kissel possesses a broad range of general management experience in both private and public companies and has a high level of financial expertise.  He has a B.B.A. and M.B.A. from the University of Hawaii and currently resides in Honolulu, Hawaii.

Bradford C. Nelson.  Mr. Nelson has served as a Director of the Managing Partner since October of 2009.  He is the Chief Financial Officer and a Director of Seemorgh Investments, Inc., an entity owned by Mr. Fred Ebrahimi, the Partnership’s largest unitholder currently owning about 38.4% of the Partnership’s Class A units.  Seemorgh manages all aspects of Mr. Ebrahimi’s finance and real estate holdings, including a large project in India called QuarkCity.  Mr. Nelson is a CPA and has served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined Mr. Ebrahimi’s companies.  He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver.  Mr. Nelson contributes global financial management experience and expertise and provides direct representation for the unit holders as he is an employee of the Partnership’s largest unit holder.  He resides in Thornton, Colorado.

Dennis J. Simonis.  Mr. Simonis has served as a director since August 2002, president of the Managing Partner since August 2001, chief executive officer since December 2004, and was formerly the executive vice president and chief financial officer. From 1993 to 2001, Mr. Simonis served in various capacities at Mauna Loa, including executive vice president and chief operating officer.  He serves as an officer of the Hawaii Macadamia Nut Association and has served on several nonprofit boards in Hawaii. He served from 1985-1993 as a vice president of Theo H. Davies & Co., Ltd. and worked as a senior auditor for Price Waterhouse between 1979 and 1985. Mr. Simonis has over 15 years of executive management experience within the Hawaii macadamia industry and possesses financial expertise and experience.  Mr. Simonis graduated magna cum laude with a B.S. in Accounting from Carroll College in Waukesha, Wisconsin and earned his C.P.A. certificate in 1983. He resides in Hilo, Hawaii.

Scott C. Wallace.  Mr. Wallace has served as a director since June 2007.  He has been President and CEO of Fruit Patch since July 2009.  Fruit Patch is one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits. Mr. Wallace has been involved with consumer products, general management, marketing, sales, processing, manufacturing, and distribution for his entire career.  Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry.  Prior to joining SVP Worldwide, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006.  Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2000.  He has also served in management capacities with SVP Worldwide (2006 through 2009), Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985).  Mr. Wallace provides the Board of Directors broad general management and executive level sales and marketing expertise.  Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.

Executive Officers Who Do Not Serve as Directors.

Randolph H. Cabral.  Mr. Cabral has served as senior vice president and orchard manager of the Managing Partner since May 2000.  Mr. Cabral was previously employed at Ka’u Agribusiness Company, Inc., from 1989 until the Partnership’s acquisition of Ka’u Agribusiness’ macadamia business in 2000.  He served as senior vice president from 1998 to 2000, as vice president from 1996 to 1998, and as orchard manager from 1989.  From 1983 to 1989, Mr. Cabral served as orchard manager with Mauna Loa Macadamia Nut Corporation.  Mr. Cabral has an A.S. in General Agriculture from the University of Hawaii.  He resides in Hilo, Hawaii.

Wayne W. Roumagoux.   Mr. Roumagoux has served as chief financial officer of the Managing Partner since August 2001.  Mr. Roumagoux has been controller of the Partnership since May 2001.  From 1989 to 2001, Mr. Roumagoux was controller for Inlet Fisheries, Inc.  He was controller for NBI, Inc’s Alaska operation and for Sheffield Hotels, Inc. during the late 1970’s and 1980’s.  Mr. Roumagoux worked as a senior auditor for KPMG between 1976 and 1978.  He has a M.S. in accounting from Eastern Washington State University in Cheney, Washington.  He resides in Volcano, Hawaii.

Board Meetings and Committees; Special Meeting Attendance.  During 2009, four meetings of the Board of Directors were held.  Each director attended at least 75% of the meetings of the Board and of all committees of the Board on which he served during 2009.  The Partnership does not have a policy with respect to Board members attendance at special meetings of partners.

Executive Session.  The executive session, a meeting of non-management directors, is presided over by Jeffrey Kissel who can be communicated with by e-mail at jeffreykissel@gmail.com.

Audit Committee.  Effective March 2, 2006, Jeffrey Kissel was appointed chairman of the Audit Committee.  The members of the Audit Committee and Corporate Governance Committee in 2009 were Jeffrey Kissel, Alan Kennett, John Kai and David McClain (resigned from the Board June 30, 2009).  The Board of Directors has determined that each member of the Audit Committee is independent in accordance with NYSE rules and each member is financially literate, and Mr. Kissel qualifies as a financial expert.  The Partnership has adopted standards for independence and said standards are in the Partnership’s Corporate Governance Guidelines at the Partnership’s website www.mlmacadamia.com.  The Audit Committee met four times in 2009 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

The Audit Committee has discussed with the independent registered public accountants, Accuity, the matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communication With Those Charged With Governance), as may be modified or supplemented, as amended and as required by S-X Rule 2-07.

The Audit Committee has discussed with Accuity their independence and whether Accuity’s provision on non-audit related services is compatible with maintaining the Accuity’s independence from management and the Partnership and has received from Accuity the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as may be modified or supplemented, including written materials addressing the internal quality control procedures of Accuity.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2009 with management and the independent auditors of the Partnership.  Based upon the above-mentioned reviews and discussions the Audit Committee has recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Audit Committee Charter.   The Audit Committee Charter is available by request or on the Partnership’s website at www.mlmacadamia.com .

Audit Committee Pre-Approval Policy.   The Audit Committee Pre-Approval Policy is available by request or on the Partnership’s website.

Ethics.  The “Code of Business Conduct and Ethics”, which applies to principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions and all employees of the Partnership, is available by request or on the Partnership’s website.

Corporate Governance Guidelines.  The Corporate Governance Guidelines are available by request or on the Partnership’s website.

Nominating Committee.  The Partnership formed a Nominating Committee and the charter was adopted in May 2005.  The members of the Nominating Committee are independent under Section 15A(a) of the Exchange Act.  Unit Holders may recommend candidates for the Board of Directors by submitting such recommendation in writing to Partnership.  The members of the Nominating Committee are Mr. John Kai, Mr. Jeffrey Kissel and Mr. E. Alan Kennett.  The minimum qualifications required for a Director of the Partnership, whether submitted by the Nominating Committee or a Unit Holder, are (1) professional qualification, (2) number of other boards on which the candidate serves, (3) other business and professional commitments, (4) the need of the Board of Directors for having certain skills and experience, and (5) the diversity of the directors then comprising the Board.  The Nominating Committee shall evaluate a candidate based upon the qualifications described above, based upon a written resume and then the CEO and Nominating Committee will interview the candidate.  The Nominating Committee shall determine whether or not to recommend the candidate to the Board of Directors.  The Nominating Committee Charter is available by request or on the Partnership’s website.

Compensation Committee.  The Partnership formed a Compensation Committee and the charter was adopted in May 2005.  The members of the Compensation Committee are independent under Section 15A(a) of the Exchange Act. The Compensation Committee Charter is available by request or on the Partnership’s website.  The members of the Compensation Committee are Mr. John Kai, Mr. Jeffrey Kissel and Mr. E. Alan Kennett.  The Compensation Committee determines the executive and director compensation based upon the Partnership’s financial performance, the executive’s performance and the market conditions.  The Compensation Committee recommends the level of compensation for the executive officers to the Board of Directors for its determination.  The Compensation Committee is solely responsible for the recommendation of executive officers salary, bonus and benefit compensation.  The Compensation Committee has not utilized compensation consultants in determining or recommending the amount or form of executive or director compensation.  The CEO/President provides recommendations to the Compensation Committee for those executive officers which report directly to him.

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation Committee during 2009 were Messrs. McClain (resigned June 30, 2009), Kai, Kissel and Kennett.  No member of the Compensation Committee was an officer or employee or former officer for the Partnership or the General Partner or had any relationship requiring disclosure under Item 404 of Regulation S-K.

F.              Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, and Registrant.  Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2009.

ITEM 11.  EXECUTIVE COMPENSATION

A.  Compensation Discussion and Analysis

As a publicly traded limited partnership we operate under our limited partnership agreement.  ML Resources, Inc., as our general partner, directs, controls and manages all of our activities.  The general partner is a wholly owned subsidiary of the Partnership and has no employees and receives no fees from the partnership.  All costs of managing the Partnership are reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The board of directors of the general partner has a compensation committee comprised of independent directors and sets the compensation philosophy and structure for executive officers of the Partnership.  Compensation arrangements, including salaries, incentives and other benefits are recommended by the compensation committee and approved by the board of directors of the general partner.  Executive officers are:

Dennis J. Simonis — President and Chief Executive Officer

Randolph H. Cabral — Senior Vice President Operations

Wayne W. Roumagoux — Vice President and Chief Financial Officer

Overview of Compensation Philosophy and Programs

Our executive compensation programs are designed and administered by the Board of Directors of the Managing Partner.  Through the execution of its charter, our Compensation Committee recommends to the Board of Directors, all of the forms of compensation for our named executive officers, including base salary, bonus plan and defined contribution plan and related goals.  Executive compensation is determined by the Compensation Committee and approved by the Board of Directors based upon the Partnership’s financial performance, the personal performance of the executive and by market conditions.  It is the Compensation Committee’s intention to set totals for the executive officers for cash compensation sufficiently high enough to attract and retain a strong motivated leadership team.  The Board of Directors has the discretion to terminate or modify incentive plans and adjust or disapprove executive bonus payouts.  The Board of Directors can approve discretionary incentives based upon individual performance in their area of responsibility.

Elements of Compensation

The Partnership has a pay for performance philosophy and programs that are designed to be aligned with the interests of the business as well as its unit holders.  A significant portion of total direct compensation of senior management is dependent on actual performance measured against short term goals which are approved annually by the Board of Directors.  The Partnership offers no stock-options nor equity-based incentives of long-term deferred compensation.

The elements of total compensation for executive officers include:

Base compensation — to provide a fixed level of compensation for performing day-to-day responsibilities, competency, and for attraction and retention when combined with the Partnership’s short-term incentive program.

Short-term incentive — to provide a competitive, performance based cash award based on pre-determined Partnership goals that measure the execution of the business strategy over a one-year period.

Benefits — to provide security pertaining to health and welfare risks in a flexible manner to meet individual needs.

Savings plan — to provide the opportunity to save additional funds for retirement or other financial goals by way of a Partnership sponsored 401-K plan.

Defined contribution plan — to provide a competitive retirement benefit.

Employment agreements — to provide specific total compensation terms in situations of involuntary termination or change in control.

Base Salary

Base salaries for executive officers reflect a balance of market conditions, role, individual competency and attraction and retention considerations.  Increases in base pay for executive officers are based primarily on individual performance and competitive considerations.

Short-term Incentive Plan

The short-term executive incentive plan is performance based.  The program provides for incentives based upon net consolidated income (loss) and cash flow (as defined by the Partnership Agreement) from the operating plan, which are approved by the Board of Directors, with guideline rates established between 20% and 35% of the employee’s base salary.  No bonus will be earned if the Partnership performance is below 75% of the required net income (loss) and cash flow (as defined by the Partnership Agreement).  If the bonus performance measures are exceeded then the percentage increase is determined and the bonus is increased by that percentage.  The bonus is limited to a maximum of 200% of the target bonus and bonuses to all executives and non-executives cannot exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

The short-term non-executive incentive plan is performance based.  The program provides for incentives based upon net consolidated income (loss) and cash flow (as defined by the Partnership Agreement) from the operating plan, which are approved by the Board of Directors, with guideline rates established between 3% and 6% of the employee’s base salary.  No bonus will be earned if the Partnership performance is below 75% of the required net income (loss) and cash flow (as defined by the Partnership Agreement).  If the bonus performance measures are exceeded then the percentage increase is determined and the bonus is increased by that percentage.  The bonus is limited to a maximum of 200% of the target bonus and bonuses to all executives and non-executives cannot exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

Savings Plan

The Partnership sponsors a 401(k) plan, which allows employees, except employees who are included in a unit of employees covered by a collective bargaining agreement, to contribute up to an amount not to exceed the employee’s covered compensation for the plan year reduced by required withholdings, subject to annual limitations.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.

Defined Contribution Plan

The defined contribution plan is provided in lieu of a retirement plan and is based upon standard guidelines for all employees, except employees who are included in a unit of employees covered by a collective bargaining agreement.  The defined contribution and the related payment, requires annual approval by the Board of Directors.

Employment and Severance Agreements

The agreements provide that the Partnership shall employ each individual for a minimum term of twenty-four (24) months (principal executive officer) or eighteen (18) months (principal financial officer and named executive officer) on a rolling basis.  Thus, the employment agreements shall always have twenty-four (24) or eighteen (18) months to run based upon the employee.  Either the Partnership or the employee has the right to terminate the employment agreement such that the employment agreement shall terminate at the end of either twenty-four (24) or eighteen (18) months based upon which employment agreement is terminated.  All current benefits provided by the Partnership shall remain in effect.  The employment agreement provides for severance should the employees be terminated Without Cause or if they should resign for Good Reason as defined in the agreements.  The agreements include limited covenants for not to compete and for non-disclosure of confidential information.

The total severance which would be payable under the agreements is the equivalent of 24 months of base pay or $490,000 for Dennis J. Simonis, President and CEO, and 18 months of base pay or $274,000 for Randolph H. Cabral, Senior Vice President Operations and $240,000 for Wayne W. Roumagoux, Vice President and Chief Financial Officer.

The Partnership is committed to maximizing unit holder value, and dedicated to attracting and retaining the necessary talent to accomplish this objective.  The compensation philosophy is designed to directly align the interests of unit holders and employees through compensation programs that will reward employees for performance that builds long-term unit holder value.

Summary Compensation Table

	Annual Compensation
					Board	Defined	Other
Name and Principal Position	Year	Salary	Bonus		Fees	Contribution	(a)	Total
Dennis J. Simonis	2009	260,000	145,000		20,000	18,202	4,900	448,102
President and chief	2008	260,000		(b)	19,000	12,530	4,900	296,430
executive officer	2007	260,000	—		19,000	12,100	4,900	296,000

Randolph H. Cabral	2009	137,000	56,400		—	12,681	5,600	211,681
Senior vice president	2008	137,000		(b)	—	12,955	5,600	155,555
	2007	137,000	—		—	16,800	5,600	159,400

Wayne Roumagoux	2009	120,000	44,000		—	6,327	3,900	174,227
Chief financial officer	2008	120,000		(b)	—	6,555	3,900	130,455
	2007	120,000	—		—	7,500	3,900	131,400

(a)  The amount in this column is the cost for an automobile provided by the Partnership.

(b)  2008 bonus was earned but waived by executive management.

B.  No Option, SAR, Long-term Incentive or Pension Plans

Neither the Managing Partner nor the Partnership presently has option plans, SAR plans, or long-term incentive plans.  All salaried employees participate in a defined contribution plan and other benefit plans administered by the Partnership.  The officers of the Managing Partner are employees of the Partnership, which does not have a defined benefit plan for non-bargaining employees. As such, neither the Managing Partner nor the Partnership are responsible for making any payments on the retirement of any of its present executive officers.

C.  Employment Contracts and Termination Agreements

The Managing Partner has employment agreements with its executive officers.  Refer to Item 11A Executive Compensation, Employment and Severance Agreements.

D.  Compensation of Executive Officers

Executive compensation is reviewed and determined by the Compensation Committee and recommended to the Board of Directors which has approval responsibility.  The executive officers are:  Mr. Simonis, who has served as its chief executive officer and president since December 2004, president since August 2001 and chief financial officer from May 2001 until August of 2001; Mr. Cabral, has served as senior vice president and orchard manager since May 2000 and Mr. Roumagoux, has served as chief financial officer since August of 2001.  These officers’ salary and guideline bonus percentage are administered under the salary policies established and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net consolidated income (loss) and cash flow for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.  The Board of Directors can approve discretionary incentives.

E.  Risk Associated with Compensation Practices

ML Macadamia Orchards, L. P. employs all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flow.

Compensation Committee Report

The Compensation Committee, during fiscal 2009, was comprised of four directors, Mr. Kissel, Mr. Kai, Mr. Kennett and Dr. McClain (resigned June 30, 2009), each of whom the Board of Directors has determined meets the criteria for independence under MLR’s governance guidelines and the New York Stock Exchange rules.

The Compensation Committee has discussed the above Compensation Discussion and Analysis for the fiscal year 2009 with management.  Based on this review and discussion, the Compensation Committee recommended to its Board of Directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2009.

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

	Annual Compensation
Name of Director	Year	Fees	Meeting	Audit Chair	Total
John K. Kai	2009	15,000	10,000	—	25,000
James S. Kendrick	2009	15,000	5,000	—	20,000
E. Alan Kennett	2009	15,000	9,000	—	24,000
Jeffrey M. Kissel	2009	15,000	10,000	3,750	28,750
David McClain	2009	7,500	4,000	—	11,500
Bradford C. Nelson	2009	3,750	1,000	—	4,750
Dennis J. Simonis	2009	15,000	5,000	—	20,000
Scott C. Wallace	2009	15,000	5,000	—	20,000

	Annual Compensation
Name of Director	Year	Fees	Meeting	Audit Chair	Total
John K. Kai	2008	15,000	7,000	—	22,000
James S. Kendrick	2008	15,000	4,000	—	19,000
E. Alan Kennett	2008	15,000	8,000	—	23,000
Jeffrey M. Kissel	2008	15,000	8,000	3,000	26,000
David McClain	2008	15,000	8,000	—	23,000
Dennis J. Simonis	2008	15,000	4,000	—	19,000
Scott C. Wallace	2008	15,000	4,000	—	19,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

As of December 31, 2009, and subsequent to that date to the date of this report, the Managing Partner did not own any Class A Units; and no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information concerning those persons known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units as of March 11, 2010.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units

Farhad Fred and Mary Wilkie Ebrahimi	2,884,378	38.5%
Husband and Wife
283 Columbine Street, Suite 117
Denver, CO 80206

Barry W. Blank	582,250	7.8%
2777 Paradise Road
Las Vegas, NV 89019

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2009.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units
Randolph H. Cabral	100	*
John K. Kai	100	*
James S. Kendrick	1,500	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	3,239	*
David McClain	—	*
Dennis J. Simonis	1,000	*
Brad Nelson	5,186	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (8 persons)	11,125	0.15%

*Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)  General

Set forth below are transactions after January 1, 2009 and any currently proposed transactions, in which the Partnership was or is to be a participant where the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest:

Relationships with DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo on a month-to-month basis for its executive and accounting staff from DBE and paid $60,000 in 2009 and is required to pay $60,000 in future years.  The Partnership provides administrative services to DBE for which it was compensated $19,000 in 2009, $73,000 in 2008, and $100,000 in 2007.  Mr. Simonis is President and a Director of ML Resources, Inc. and was President of DBE from August 21, 2006 through April 15 2009, but has no direct or indirect ownership interest in such company and receives no economic benefit from these transactions.

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

Director Independence

The Board of Directors has determined that each member of the Board of Directors is independent in accordance with NYSE rules except for Dennis J. Simonis.  The other members of the Board of Directors John K. Kai, James S. Kendrick, E. Alan Kennett, Jeffrey M. Kissel, Scott C. Wallace and Brad Nelson are independent under the NYSE independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures.  Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from the Partnership.  In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007.

Audit Fees.   Fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2009 and 2008 for the audit of the Partnership’s consolidated financial statements included on Form 10-K and review of consolidated financial statements included on Form 10-Q amounted to $112,000 and $86,000, respectively.  The audit fees for the audit of the Partnership’s annual consolidated financial statements and review of consolidated financial statements included in the Partnership’s Form 10-K for the year ended December 31, 2009, were approved by the Partnership’s audit committee.

Audit Related Fees.  Audit related fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2007 amounted to $10,000, for work performed related to the review of the Partnership’s Proxy Statement in the attempted acquisition of MacFarms.  There were no audit related fees for 2008.   Audit related fees billed during 2009 for work performed related to the review of the Partnership’s internal control testing amounted to $34,000.  Audit related fees were approved by the Partnership’s audit committee.

Tax Fees.  The Partnership’s audit committee pre-approves the fees paid to its Independent Registered Public Accounting Firm for the preparation of K-1’s for its unit holders and the Partnership’s tax returns.  The fees paid to PWC, an Independent Registered Public Accounting Firm, during 2009, 2008 and 2007 for tax preparation and related support services amounted to $219,000, $274,000, and $264,000, respectively.  The tax fees were approved by the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

A.            List of Documents Filed as a Part of this Report

1.               Consolidated Financial Statements.  See Index to Consolidated Financial Statements at page 26 of this Form 10-K.

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

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

Exhibit Number	Description

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

Exhibit Number	Description

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

Exhibit Number	Description

10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

10.56	Macadamia Nut Purchase Contracts between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.58	Definitive Acquisition Agreement between ML Macadamia Orchards, L.P. and Mac Farms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated May 24, 2007. (l)

10.59	Termination of Acquisition Agreement between ML Macadamia Orchards, L.P. and Mac Farms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated December 11, 2007. (m)

10.60	Amended and Restated Credit Agreement dated March 10, 2008. (n)

10.61	Fourth Amendment and Restated Credit Agreement dated March 14, 2008. (o)

10.62	Fifth Amendment and Restated Credit Agreement dated May 1, 2008. (p)

10.63	Second Amended and Restated Credit Agreement dated July 8, 2008. (q)

10.64	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated July 9, 2008. (r)

10.65	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated March 23, 2009. (s)

10.66	Commitment Letter to extend Revolving Line of Credit Maturity Date dated March 25, 2009 (t)

10.67	First Amendment to Revolving Loan Promissory Note dated June 30, 2009 (u)

10.68	Term Loan Promissory Note dated June 30, 2009 (v)

10.69	Third Amended and Restated Credit Agreement dated June 30, 2009 (w)

10.70	Third Supplemental Security Agreement dated June 30, 2009 (x)

10.71	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated December 22, 3009 (y)

11.1	Statement re: Computation of Net Income per Class A Unit

31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer

31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(a)	Incorporated by reference to Appendix A of Registrant’s Registration Statement under the Securities Act on Form S-4, Registration Statement No. 333-46271, filed February 13, 1998.

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

(g)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 8, 2000.

(h)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K, Commission filed No. 001-09145, filed March 17, 2004.

(i)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 10-K/A, Commission filed No. 001-9145, filed June 1, 2005.

(j)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed January 9, 2006.

(k)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed June 5, 2006.

(l)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 31, 2007.

(m)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed December 14, 2007.

(n)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed March 17, 2008.

(o)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09124, filed March 20, 2008.

(p)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed May 1, 2008.

(q)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed July 9, 2008.

(r)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed July 9, 2008.

(s)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed March 30, 2009.

(t)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed March 30, 2009.

(u)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed July10, 2009.

(v)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed July 10, 2009.

(w)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission filed No. 001-09145, filed July10, 2009.

(x)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed July 10, 2009.

(y)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed December 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

By:	ML RESOURCES, INC.
(Managing General Partner)

By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer
(and Duly Authorized Officer)

By:	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer
Principal Financial Officer

Dated :  March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature		Title

s/s	Dennis J. Simonis	President and Chief Executive Officer
	Dennis J. Simonis	Principal Executive Officer
Director

s/s	Wayne W. Roumagoux	Chief Financial Officer
	Wayne W. Roumagoux	Principal Accounting Officer

s/s	John Kai	Director
John Kai

s/s	James S. Kendrick	Director
James S. Kendrick

s/s	E. Alan Kennett	Director
E. Alan Kennett

s/s	Jeffrey M. Kissel	Director
Jeffrey M. Kissel

s/s	Bradford C. Nelson	Director
Bradford C. Nelson

s/s	Scott C. Wallace	Director
Scott C. Wallace

EXHIBIT INDEX

Exhibit

11.1	Statement re: Computation of Net Income per Class A Unit
31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer
31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer