Form 10-Q
period 2010-03-31
ML MACADAMIA ORCHARDS L P
filed 2010-05-11
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2010	2009	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,472	$563	$1,243
Accounts receivable	301	1,379	2,551
Inventory of kernel	—	185	—
Inventory of farming supplies	140	123	136
Deferred farming costs	1,377	816	—
Other current assets	325	196	409
Total current assets	3,615	3,262	4,339
Land, orchards and equipment, net	42,016	43,239	42,465
Goodwill	306	306	306
Intangible assets, net	6	7	21
Total assets	$45,943	$46,814	$47,131

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$—	$416	$550
Accounts payable	422	210	295
Accrued payroll and benefits	550	600	643
Other current liabilities	28	47	283
Total current liabilities	1,000	1,273	1,771
Non-current benefits	367	402	369
Long-term debt	—	400	375
Deferred income tax liability	1,075	1,128	1,090
Total liabilities	2,442	3,203	3,605
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,535	43,797	43,560
Accumulated other comprehensive loss	(115)	(267)	(115)
Total partners’ capital	43,501	43,611	43,526
Total liabilities and partners’ capital	$45,943	$46,814	$47,131

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L. P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2010	2009
Macadamia nut sales	$1,172	$1,918
Contract farming revenue	1,176	1,053
Total revenues	2,348	2,971
Cost of goods and services sold
Cost of macadamia nut sales	896	1,450
Cost of contract farming services	1,080	959
Total cost of goods and services sold	1,976	2,409
Gross income	372	562
General and administrative expenses	378	419
Operating income (loss)	(6)	143
Interest expense	(6)	(15)
Other income	—	324
Income (loss) before income taxes	(12)	452
Income tax expense	13	20
Net income (loss)	$(25)	$432

Net cash flow (as defined in the Partnership Agreement)	$(771)	$644

Net income per Class A Unit	$0.00	$0.06

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$(0.10)	$0.09

Cash distributions per Class A Unit	$0.00	$0.00

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2010	2009

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	43,560	43,365
Accumulated other comprehensive loss	(115)	(267)
	43,526	43,179

Cash distributions:
Class A limited partners	—	—
	—	—

Allocation of net income (loss):
Class A limited partners	(25)	432
	(25)	432

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	43,535	43,797
Accumulated other comprehensive loss	(115)	(267)
	$43,501	$43,611

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Cash received from goods and services	$4,635	$4,832
Cash paid to suppliers and employees	(3,421)	(3,554)
Interest paid	(6)	(15)
Net cash provided by operating activities	1,208	1,263

Cash flows from investing activities:
Acquisition of equipment	(54)	(1)
Net cash used in investing activities	(54)	(1)

Cash flows from financing activities:
Proceeds from drawings on line of credit	—	300
Repayment of line of credit	—	(1,200)
Payments on long term borrowings	(925)	—
Capital lease payments	—	(6)
Net cash used in financing activities	(925)	(906)

Net increase in cash and cash equivalents	229	356
Cash and cash equivalents at beginning of period	1,243	207
Cash and cash equivalents at end of period	$1,472	$563

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(25)	$432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179	218
Gain on sale of capital asset	—	(7)
Inventory write down	—	68
Decrease in accounts receivable	2,250	1,245
Decrease (increase) in inventories	(4)	117
Increase in deferred farming costs	(1,038)	(532)
Decrease in other current assets	84	82
Increase (decrease) in accounts payable	127	(204)
Decrease in accrued payroll and benefits	(93)	(180)
Increase (decrease) in other current liabilities	(270)	24
Decrease in non-current benefits payable	(2)	—
Total adjustments	1,233	831
Net cash provided by operating activities	$1,208	$1,263

See accompanying notes to consolidated financial statements

ML MACADAMIA ORCHARDS, L.P.

Notes to Unaudited Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary ML Resources, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2010 and 2009 and the results of operations, changes in partners’ capital and cash flows for the three months then ended.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2009 Annual Report on Form 10-K.

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

Management evaluates the performance of each segment on the basis of operating income.  The Partnership accounts for intersegment sales and transfers at cost.  Such intersegment sales and transfers are eliminated in consolidation. The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  Revenues from the owned-orchard segment are subject to nut purchase contracts and tend to vary from year to year due to changes in the prices paid under its various nut contracts.  On December 22, 2009 the Partnership executed a nut purchase contract under which it will sell its entire production at a fixed price per pound for the calendar years 2010 and 2011. The farming segment’s revenues are based on farming contracts that generate a farming profit based on a pass through of farming cost plus a fee which is a percentage of farming cost or a fixed amount per acre and tend to be less variable than revenues from the owned-orchard segment.

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three month ended March 31, 2010 and 2009 (000’s).  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months
	ended March 31,
	(in thousands)
	2010	2009
Revenues:
Owned orchards	$1,172	$1,918
Contract farming	2,372	2,670
Intersegment elimination (all contract farming)	(1,196)	(1,617)
Total	$2,348	$2,971

Operating income (loss):
Owned orchards	$(102)	$49
Contract farming	96	94
Total	$(6)	$143

Depreciation:
Owned orchards	$117	$179
Contract farming	47	33
Total	$164	$212

Expenditures for property and equipment:
Owned orchards	$54	$1
Contract farming	—	—
Total	$54	$1

Segment assets:
Owned orchards	$39,222	$40,112
Contract farming	6,721	6,702
Total	$45,943	$46,814

All revenues are from sources within the United States of America.

(4)  DEFERRED FARMING COSTS AND NUT INVENTORY

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on management’s estimate of the costs incurred during the interim reporting period, with the difference between actual costs incurred-to-date and costs expensed-to-date reported on the balance sheet as deferred farming costs.

Deferred farming cost amounted to $1,377,000 and $816,000 at March 31, 2010 and 2009, respectively.  There was no nut inventory at March 31, 2010.  At March 31, 2009 nut inventory amounted to $185,000 and included a reserve of $68,000 for aged kernels, which is reflected in cost of goods sold.

(5)  GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended March 31, 2010 and 2009, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $31,000 and $26,000, respectively.

(6)  CREDIT FACILITY - DEBT

The Partnership has a $5 million revolving credit facility with American AgCredit, PCA which expires on June 29, 2010.  On March 11, 2010, the Partnership executed a commitment letter with American AgCredit, PCA to extend the revolving credit facility, effective June 29, 2010 for a two-year period in the amount of $3.5 million. Amounts drawn on the line accrue interest at the prime lending rate.  There were no drawings outstanding on the line of credit as of March 31, 2010 or 2009.

In addition to the revolving credit facility the Partnership had a $4 million promissory note payable to American AgCredit, PCA, which was scheduled to mature on May 1, 2010.  On January 15, 2010, the Partnership paid off the $400,000 balance on the promissory note.  Accordingly, at March 31, 2010, there was no outstanding balance on the promissory note.  At March 31, 2009 the outstanding balance under the promissory note was $800,000.

The Partnership’s $600,000 four-year term loan executed on June 30, 2009 with American AgCredit PCA was scheduled to mature on June 29, 2013.  The Partnership paid off the balance of the term loan, $525,000, on January 15, 2010.  Accordingly, at March 31, 2010, there was no outstanding balance on the term loan.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at March 31, 2010 and 2009.

(7)  PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(8)  CASH DISTRIBUTIONS

The credit agreements with American AgCredit, PCA prohibit the declaration and payment of cash distributions without prior approval from the lender.  No distributions were declared or paid during the three-month periods ended March 31, 2010 or 2009.

(9)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2010	2009
Service Cost	$16	$15
Interest Cost	11	9
Expected Return on Assets	(15)	(11)
Amortization of Unrecognized Prior Service Costs	2	2
Amortization of Unrecognized Loss	—	4
Net Periodic Pension Cost	$14	$19

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2010	2009
Service Cost	$4	$4
Interest Cost	4	5
Net Periodic Intermittent Severance Cost	$8	$9

(11)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expire on May 31, 2011.  The Partnership believes that relations with its employees and the ILWU are good.

(12)  LEGAL PROCEEDINGS

Certain claims have been filed against the Partnership arising out of business actions.  In the opinion of management such claims would not have a material adverse effect on the Partnership’s results of operations or financial position.

ML MACADAMIA ORCHARDS, L.P.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America.  Certain accounting policies, including the estimated lives assigned to our assets, determination of bad debt, inventory valuation, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from our estimates.  To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2009 Form 10-K.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Drought conditions at the Ka’u orchards during the fall and winter of 2009 and excessive rainfall in the spring of 2009 at the Keaau and Mauna Kea orchards adversely impacted the nut production during the spring of 2010.

Total nut sales for the first quarter 2010 were $1.2 million.  Total nut sales for the first quarter 2009 were $1.9 million and included $83,000 in kernel sales. The kernel sales in the first quarter 2009 were the result of the Partnership’s inability to sell all of its nuts in 2008. The Partnership had no kernel inventory at December 31, 2009. The Partnership’s production was 1.6 million pounds in the first quarter of 2010 compared to 2.4 million pounds in the first quarter of 2009 or a decrease of 34%.  The price received per pound sold during the first quarter 2010 was $0.73 compared to the first quarter 2009 of $0.76, net of kernel sales, a decrease of 4%.  The higher nut price in the first quarter 2009 is a function of the mix and timing of nut contracts fulfilled during 2009.  Management expects the average nut price for 2010 to exceed the average price for 2009 of $0.6687 per contract pound, as the 2010 contract is $0.73 per contract pound.

The decline in nut sales in the first quarter 2010 compared to the first quarter 2009 is a result of lower production, lower price per pound and no kernel sales from inventory in 2010.

For the three-month period ended March 31, 2010, the Partnership incurred a net loss of $25,000 from revenues of $2.3 million. Net income for the three-month period ended March 31, 2009 was $432,000 from revenues of $3.0 million.  Net loss per Class A Unit for the first quarter of 2010 was $0.00 and net income per Class A Unit for the same period in 2009 amounted to $0.06.  The net loss in 2010 is a result of the decline in nut sales.  Net income in the first quarter of 2009 was mainly attributable to the $330,000 legal settlement received from Hamakua Macadamia Nut Company, Inc. (“Hamakua”).  The settlement with Hamakua was a non-recurring event.

Net cash flow per Class A Unit for the first quarter 2010 and 2009, as defined in the Partnership Agreement, amounted to ($0.10) and $0.09, respectively.  The net cash flow result in 2010 is attributable to lower net income and the Partnership paying off $925,000 of debt.

Owned-orchard Segment

Unless otherwise noted, nut production, nut prices and nut revenue per pound reported in this Form 10-Q are based upon a contract standard of in-shell moisture at 20% and standard saleable kernel / dry-in-shell of 30%.  For the three months ended March 31, 2010 and 2009, nut production, nut prices and nut revenue were as follows:

	For the Three Months
	Ended March 31,
	2010	2009	Change
Nuts harvested (000’s pounds)	1,599	2,411	-34%
Nut price (per pound)	$0.7300	$0.7600	-4%
Net nut sales ($000’s)	$1,168	$1,833	-36%
Prior year nut revenue adjustment	4	2	100%
Kernel sales from inventory	—	83
Total nut sales ($000’s)	$1,172	$1,918	-39%

Production for the first quarter 2010 was 34% lower than the first quarter of 2009.  At the Ka’u orchards, below average monthly rainfall during the critical kernel development period of July through December 2009 contributed to below normal nut production in the spring of 2010.  By contrast, excessive rains in March and April 2009 affected the pollination and nut-set at the Keaau and Mauna Kea orchards which resulted in no production in spring 2010.

For 2010 and 2011 the nut price is set at $0.73 per pound based on the Partnership’s nut purchase agreement with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), executed on December 22, 2009, which provides that all of the macadamia nuts harvested by the Partnership will be sold to Mauna Loa at $0.73 per pound on a WIS SK/DIS basis.  In 2009, the Partnership sold its macadamia nuts to Mauna Loa and MacFarms of Hawaii, LLC (“MacFarms”).  The nut price under the nut purchase contract with MacFarms was determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia. During the first quarter of 2009 all of the nut production was sold to Mauna Loa resulting in the average nut price of $0.76 per pound.

The timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of farming costs incurred.  For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter.  Management estimates the average cost per pound for each orchard based on the estimated annual costs to farm each orchard and the anticipated annual production from each orchard.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each orchard’s estimated cost per pound by the actual production from that orchard.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is lowest during the first and second quarter of the year.  Deferred farming costs are expensed over the remainder of the year since nut production is highest at the end of the third and fourth quarters.  Management evaluates the validity of each orchard’s estimated cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

Cost of goods sold (owned-orchard segment), for the first quarter of 2010 was $0.56 per pound harvested, which is higher than $0.54 per pound for the first quarter of 2009.  The increase in cost per pound was primarily attributable to higher average cost per pound in 2010 than for 2009.  The increase in the average cost per pound for 2010 compared to 2009 is due to higher forecasted operating costs mainly related to increased labor, fuel and fertilizer costs.

Cost of goods sold (owned-orchard segment), for the first quarter of 2010 was estimated at $0.55 per pound harvested, which was based on an estimated nut production of 1,854,000 pounds during the first quarter of 2010.  However, the actual cost of goods sold for the first quarter 2010 was $0.01 higher than management’s estimate.  The unfavorable result in cost of goods sold is primarily due to the fact that the majority of the nut production during the first quarter of 2010 was harvested from an orchard with a higher cost per pound.

Farming Segment

Farming service revenue and expense for the first quarter of 2010 were 12% and 13% higher respectively, compared to the same quarter in 2009, a result of increased nut harvesting.  Depreciation expense included in farming expense amounted to $47,000 for the first quarter of 2010 compared to $33,000 for the first quarter of 2009.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2010 decreased by 10% compared with the same period in 2009.  The higher legal fees in 2009 related to the nut purchase contract dispute with Hamakua.

Other Income and Expenses

Interest expense for the first quarter 2010 was $6,000 compared to $15,000 in 2009.  The decrease was attributable to the Partnership paying off $925,000 long-term debt on January 15, 2010. All of this debt was paid off ahead of the scheduled repayment dates.  There was no interest income in the first quarter 2010 and 2009.

The Partnership had no other income in the first quarter of 2010.   Other income in the amount of $324,000 for the first quarter of 2009 was primarily attributed to the receipt of $317,000, net of general excise tax, in proceeds from the settlement with Hamakua and $7,000 from sale of farm equipment.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA which includes a $5.0 million revolving line of credit expiring on June 29, 2010, at which time the line of credit will be extended for a two-year period in the amount of $3.5 million.  The extension of the line of credit requires that the Partnership shall have provided interim financial statements to the lender, that no material adverse change in the financial markets or business shall have occurred or exist, that the loan documents will contain representations and warranties, indemnities, financial reporting, and affirmative and negative covenants by the Partnership as deemed reasonably necessary by the lender and the Partnership shall reimburse the lender for reasonable and customary expenses incurred in connection with the negotiation and funding of the line of credit.

At March 31, 2010 the Partnership had a cash balance of $1,472,000 compared to $563,000 at March 31, 2009.  Cash flows provided by operating activities for the three-month period ended March 31, 2010 and March 31, 2009 totaled $1.2 million and $1.3 million, respectively.  The decrease in operating cash flows was attributable to less cash received in 2010 compared to 2009 because of lower nut production and sales.  The $330,000 legal claims settlement from Hamakua contributed to the improved operating cash flows in the first quarter 2009.

At March 31, 2010 the Partnership had working capital of $2.6 million and a current ratio of 3.62 to 1 compared to a working capital of $2 million and a current ratio of 2.56 to 1 at March 31, 2009. The increase in working capital was primarily due to the increase in deferred farming costs and no debt outstanding at March 31, 2010 compared to $416,000 in current portion of long-term debt outstanding at March 31, 2009.

Management anticipates additional draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  Management also believes that the credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs during 2010 for operations as presently conducted. The Partnership’s nut purchase contract with Mauna Loa requires Mauna Loa to make nut payments in accordance with Hershey’s standard payment terms which are up to sixty days from date of nut delivery.  During certain parts of the year, if payments are not received as the contract requires, available cash resources could be depleted.

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

From time to time, the Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel if it does not have nut purchase contracts or if those contracts set the purchase price based upon a market rate.  The exposure to the market price risk was eliminated on December 22, 2009 (for the period January 1, 2010 through December 31, 2011) when the Partnership executed an amendment to its Nut Purchase Agreement with Mauna Loa, whereby all the Partnership’s nuts will be sold to Mauna Loa for the calendar years 2010 and 2011 at a fixed price of $0.73 per contract pound.

Item 4T.  Controls and Procedures

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

(b)         There have been no significant changes to internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 7, 2010	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer
Principal Financial Officer

Exhibit Index

Exhibit		Page
Number	Description	Number

11.1	Statement re Computation of Net Income (Loss) per Class A Unit	18

31.1	Form of Rule 13a-14(a) [Section 302] Certification	19

31.2	Form of Rule 13a-14(a) [Section 302] Certification	20

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22