Form 10-Q
period 2010-06-30
ML MACADAMIA ORCHARDS L P
filed 2010-08-13
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

Item 1.  Unaudited Consolidated Financial Statements

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2010	2009	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$454	$80	$1,243
Accounts receivable	608	341	2,551
Inventory of kernel	—	31	—
Inventory of farming supplies	136	87	136
Deferred farming costs	3,444	2,921	—
Other current assets	512	331	409
Total current assets	5,154	3,791	4,339
Land, orchards and equipment, net	41,535	42,810	42,465
Goodwill	306	306	306
Intangible assets, net	—	2	21
Total assets	$46,995	$46,909	$47,131

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$—	$410	$550
Short-term borrowing	1,200	800	—
Accounts payable	433	264	295
Accrued payroll and benefits	541	577	643
Other current liabilities	12	8	283
Total current liabilities	2,186	2,059	1,771
Non-current benefits payable	366	402	369
Long-term debt	—	—	375
Deferred income tax liability	1,060	1,128	1,090
Total liabilities	3,612	3,589	3,605
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	43,417	43,506	43,560
Accumulated other comprehensive loss	(115)	(267)	(115)
Total partners’ capital	43,383	43,320	43,526
Total liabilities and partners’ capital	$46,995	$46,909	$47,131

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Macadamia nut sales	$—	$374	$1,172	$2,292
Contract farming revenue	626	651	1,802	1,704
Total revenues	626	1,025	2,974	3,996
Cost of goods and services sold
Costs of macadamia nut sales	—	330	896	1,780
Costs of contract farming services	578	582	1,658	1,541
Total cost of goods and services sold	578	912	2,554	3,321
Gross income	48	113	420	675
General and administrative expenses	369	402	747	821
Operating loss	(321)	(289)	(327)	(146)
Other income	212	17	212	341
Interest expense	(7)	(15)	(13)	(30)
Income (loss) before income taxes	(116)	(287)	(128)	165
Income tax expense	2	4	15	24
Net income (loss)	$(118)	$(291)	$(143)	$141

Net cash flow (as defined in the Partnership Agreement)	$(58)	$(635)	$(829)	$9

Net income (loss) per Class A Unit	$(0.02)	$(0.04)	$(0.02)	$0.02

Net cash flow per Class A Unit	$(0.01)	$(0.09)	$(0.11)	$0.00

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	43,535	43,797	43,560	43,365
Accumulated other comprehensive loss	(115)	(267)	(115)	(267)
	43,501	43,611	43,526	43,179

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Allocation of net income (loss):
Class A limited partners	(118)	(291)	(143)	141
	(118)	(291)	(143)	141

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	43,417	43,506	43,417	43,506
Accumulated other comprehensive loss	(115)	(267)	(115)	(267)
	$43,383	$43,320	$43,383	$43,320

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Cash received from goods and services	$650	$2,120	$5,285	$6,945
Cash paid to suppliers and employees	(2,837)	(2,940)	(6,258)	(6,494)
Interest paid	(6)	(5)	(12)	(20)
Net cash provided by (used in) operating activities	(2,193)	(825)	(985)	431

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	—	7
Acquisition of equipment	(25)	(53)	(79)	(54)
Net cash used in investing activities	(25)	(53)	(79)	(47)

Cash flows from financing activities:
Proceeds from drawings on line of credit	1,200	800	1,200	1,100
Repayments of line of credit	—	—	—	(1,200)
Payments on long term borrowings	—	(400)	(925)	(400)
Capital lease payments	—	(5)	—	(11)
Net cash provided by (used in) financing activities	1,200	395	275	(511)

Net decrease in cash and cash equivalents	(1,018)	(483)	(789)	(127)
Cash and cash equivalents at beginning of period	1,472	563	1,243	207
Cash and cash equivalents at end of period	$454	$80	$454	$80

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(118)	$(291)	$(143)	$141
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59	62	238	279
Gain on sale of capital asset	—	—	—	(7)
Inventory write down	—	36	—	104
(Increase) decrease in accounts receivable	(307)	1,039	1,943	2,284
Decrease in inventories	5	154	1	271
Increase in deferred farming costs	(1,615)	(1,682)	(2,653)	(2,220)
Increase in other current assets	(187)	(135)	(103)	(53)
Increase (decrease) in accounts payable	11	54	138	(150)
Decrease in accrued payroll and benefits	(9)	(23)	(102)	(203)
Decrease in other current liabilities	(31)	(39)	(301)	(15)
Decrease in non-current benefits payable	(1)	—	(3)	—
Total adjustments	(2,075)	(534)	(842)	290
Net cash provided by (used in) operating activities	$(2,193)	$(825)	$(985)	$431

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary ML Resources, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2010 and 2009 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2010 and 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(2)          CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and ML Resources, Inc. (“MLR”), its General Partner.  All significant intercompany balances and transactions, including management fees, have been eliminated.

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

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three and six-month periods ended June 30, 2010 and 2009.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months		Six months
	ended June 30,		ended June 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Revenues:
Owned orchards	$—	$374	$1,172	$2,292
Contract farming	996	1,064	3,368	3,734
Intersegment elimination (all contract farming)	(370)	(413)	(1,566)	(2,030)
Total	$626	$1,025	$2,974	$3,996

Operating income (loss):
Owned orchards	$(371)	$(357)	$(473)	$(308)
Contract farming	50	68	146	162
Total	$(321)	$(289)	$(327)	$(146)

Depreciation:
Owned orchards	$—	$26	$117	$205
Contract farming	54	29	101	62
Total	$54	$55	$218	$267

Expenditures for property and equipment:
Owned orchards	$25	$53	$79	$54
Contract farming	—	—	—	—
Total	$25	$53	$79	$54

Segment assets:
Owned orchards			$39,270	$40,321
Contract farming			7,725	6,588
Total			$46,995	$46,909

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

Deferred farming costs amounted to $3.4 million and $2.9 million at June 30, 2010 and 2009, respectively.  The Partnership had no nut inventory as of December 31, 2009.  At June 30, 2009 nut inventory amounted to $31,000.

(5)          GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended June 30, 2010 and 2009, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $11,000 and $13,000, respectively.  For the six months ended June 30, 2010 and 2009, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $32,000 and $39,000, respectively.

(6)          CREDIT FACILITY - DEBT

On June 28, 2010, the Partnership and American AgCredit, PCA executed an amendment to the Revolving Loan Promissory Note which extended the maturity of the Revolving Note from June 29, 2010 to July 15, 2010.  On July 23, 2010, American AgCredit extended the maturity date of the Revolving Loan Promissory Note from July 15, 2010 to August 14, 2010.

On August 4, 2010 the Partnership and American AgCredit, PCA executed the Fourth Amended and Restated Credit Agreement which extends the maturity date of the Revolving Note to July 13, 2012 and provides a maximum revolving loan of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  The Partnership had $1.2 million and $800,000 outstanding on the revolving line of credit at June 30, 2010 and 2009, respectively. Also on August 4, 2010, the Partnership executed a 10-year $10.5 million term loan with American AgCredit, PCA.  This promissory note matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia nut farming operations of International Air Service Company, Ltd. (“IASCO”) (see subsequent events note on page 10). The Partnership paid financing fees of $105,000 for the term loan and $32,500 for the extension of the line of credit facility.  The financing fees will be amortized over the terms of the respective debt agreements.  With the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants, the remaining covenants of the Fourth Amended and Restated Credit Agreement remains in place.  The Partnership’s minimum tangible net worth is required to be $41,000,000 increased dollar for dollar by the amount of positive consolidated net income of the Partnership after January 1, 2010.  The Partnership is required to have consolidated EBITDA of not less than $1,500,000 at the end of each quarter during the trailing twelve months commencing as of June 30, 2010.

At June 30, 2010 there were no outstanding amounts owed on term loans.  At June 30, 2009 there was a $400,000 outstanding balance under the $4.0 million promissory note dated May 1, 2000.

The Partnership was in compliance with all debt covenants at June 30, 2010 and 2009.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.

(7)          PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(8)          CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender. No distributions were declared or paid during the three and six-month periods ended June 30, 2010 or 2009.

(9)          PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Service Cost	$16	$15	$32	$31
Interest Cost	10	9	21	19
Expected Return on Assets	(14)	(11)	(29)	(22)
Amortization of Unrecognized Prior Service Costs	1	2	3	3
Amortization of Unrecognized Loss	—	4	—	8
Net Periodic Pension Cost	$13	$19	$27	$39

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Service Cost	$4	$4	$8	$7
Interest Cost	5	5	9	10
Net Periodic Intermittent Severance Cost	$9	$9	$17	$17

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

(13)  SUBSEQUENT EVENTS

On August 6, 2010, effective August 1, 2010, the Partnership acquired from IASCO, a major farming contract customer, certain real property and assets used in connection with the macadamia nut farming operations on the property, for $12.5 million.  The real property consists of approximately 4,843 acres of land in the Ka’u district which includes approximately 1,100 acres of macadamia nut tree orchards, of which 900 acres are actively farmed, approximately 2,750 acres of undeveloped lava rock land (the “Option Parcel”) and other miscellaneous property.  The purchase also includes a well site, related pumps and engines, and in-field irrigation system for approximately 80% of the macadamia orchards.  As a result of the purchase, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the orchards must be sold to and are required to be purchased by Mauna Loa Macadamia Nut Corporation. The agreements are long term agreements which expire in various dates through 2080.  Prior to the acquisition of the orchards from IASCO, the Partnership provided farming services for these orchards under standard nut farming agreements. The annual farming services provided to IASCO generated approximately 50% to 55% of the Partnership’s total annual contract farming revenue.

The Asset Purchase Agreement includes a three year option allowing IASCO to reacquire the Option Parcel for one million dollars.  If the Option Parcel is reacquired and sold by IASCO the first five hundred thousand dollars in excess of the one million dollar option exercise price will be retained by IASCO with any amount in excess of one million five hundred thousand dollars being split equally between the Partnership and IASCO.  If the option is sold by IASCO, it will receive the first five hundred thousand dollars from such sale and the balance of the sales price of the option will be split equally by the Partnership and IASCO.  If the option is not exercised within a three year period the option expires.

At the time these financial statements were issued, it was impracticable to disclose the required supplemental pro forma financial information due to the lack of readily available financial information of the acquiree.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Drought conditions at the Ka’u orchards during the fall and winter of 2009 adversely impacted the nut production during the spring 2010.

The Partnership had no production and no nut sales for the three-month period ended June 30, 2010.  Due to the seasonal nature of macadamia nut farming, production is lowest during the second quarter of the year.  Additionally, the drought conditions in the Ka’u region hindered the nut production of the Partnership’s orchards in the second quarter.  The absence of production and nut sales in the second quarter is not expected to be a recurring event.  Nut production is historically highest at the end of the third quarter through the fourth quarter. Total nut sales for the three month period ended June 30, 2009 was $374,000 and included $116,000 in kernel sales.  Total nut sales for the six-month period ended June 30, 2010 were $1.2 million.  Total nut sales for the six-month period ended June 30, 2009 were $2.3 million and included $199,000 in kernel sales.  The kernel sales in 2009 were the result of the Partnership’s inability to sell all of its nuts in 2008.  The Partnership had no kernel inventory at December 31, 2009.  The Partnership’s production for the three-month period ended June 30, 2009 was 415,000 pounds.  The Partnership’s production for the six-month period ended June 30, 2010 and 2009 was 1.6 million pounds and 2.7 million pounds, respectively.  The average price of nuts per pound during the six-month period ended June 30, 2010 was $0.73 compared to the average price of nuts during the three and six-month periods ended June 30, 2009 of $0.76, a decrease of 4%.  The higher nut price in 2009 was a function of the mix and timing of nut contracts fulfilled during 2009.  Management expects the average nut price for 2010 to exceed the average price for 2009 of $0.6687 per contract pound, as the nut price is set at $0.73 per contract pound in 2010.

The decline in nut sales in the three and six-month period ended June 30, 2010 compared to the three and six-month period ended June 30, 2009 is a result of lower production, lower price per pound and no kernel sales from inventory in 2010.

For the six-month period ended June 30, 2010, the Partnership had a net loss of $143,000 compared to a net income of $141,000 for the six-month period ended June 30, 2009. Net loss per Class A

Unit for the first half of 2010 was ($0.02) and net income per Class A Unit for the same period in 2009 amounted to $0.02. The net loss in 2010 is a result of the decline in nut sales and increased legal fees.  Net income in the six-month period ended June 30, 2009 was mainly attributable to the $330,000 legal settlement with Hamakua Macadamia Nut Company, Inc. (“Hamakua”).  The settlement with Hamakua is a non-recurring event.

Net cash flow per class A unit for the six-month periods ended June 30, 2010 and 2009, as defined in the Partnership Agreement, amounted to ($0.11) and $0.00 respectively.

The Partnership incurred a net loss of $118,000 for the second quarter of 2010 from revenues of $626,000.  Net loss for the second quarter of 2009 was $291,000 from revenues of $1.0 million.  Net loss per Class A Unit for the second quarters of 2010 and 2009 amounted to ($0.02) and ($0.04), respectively.  Net cash flow per Class A Unit for the second quarters of 2010 and 2009, as defined in the Partnership Agreement, was ($0.01) and ($0.09), respectively.  The decrease in the net loss for the second quarter 2010 compared to 2009 is mainly attributable to the crop insurance claim in the amount of $211,000 in 2010.  The insurance claim is reflected as an increase in accounts receivable in the statement of cash flows.  Once received, the Partnership intends to use the crop insurance proceeds for general business purposes.

Owned-orchard Segment

Unless otherwise noted, nut production, nut prices and nut revenue per pound reported in this Form 10-Q are based upon a contract standard of in-shell moisture at 20% and standard saleable kernel / dry-in-shell of 30% (“SK/DIS”).  For the three and six-month periods ended June 30, 2010 and 2009, nut production, nut prices and nut revenues were as follows:

	For the Three Months
	Ended June 30
	2010	2009	Change
Nuts harvested (000’s pounds)	0	415	-100%
1st quarter adjustment	0	(75)
Net nuts harvested (000’s pounds)	0	340	-100%
Nut price (per pound)	$0.7300	$0.7600
Net nut sales ($000’s)	$0	$258	-100%
Kernel sales from inventory	0	116	-100%
Total nut sales ($000’s)	$0	$374	-100%

	For the Six Months
	Ended June 30
	2010	2009	Change
Nuts harvested (000’s pounds)	1,599	2,751	-42%
Nut price (per pound)	$0.7300	$0.7600
Net nut sales ($000’s)	$1,168	$2,091	-44%
Prior year nut revenue adjustment	4	2
Kernel sales from inventory	0	199	-100%
Total nut sales ($000’s)	$1,172	$2,292	-49%

The Partnership had no production in the second quarter 2010.  Production for the first half of 2010 was 42% lower than the same period in 2009.  Nuts that were established from the light blooms that occurred during the summer of 2008 combined with adequate rainfall distribution from summer through the winter months at the Ka’u orchards contributed to a better than average production during the first two quarters of 2009.  By contrast, nuts that were established during the summer of 2009 were affected by below normal rainfall distribution from the summer through winter months of 2009 as a result of the El Nino weather patterns.  The drought negatively impacted nut development and production during the first two quarters of 2010.

The bearing seasons at Keaau and Mauna Kea are slightly shorter than it is at Ka’u and normally does not produce a harvestable crop in the second quarter.

For 2010 and 2011 the nut price is set at $0.73 per pound based on the Partnership’s nut purchase agreement with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), executed on December 22, 2009, which provides that all of the macadamia nuts harvested by the Partnership will be sold to Mauna Loa at $0.73 per pound on a wet-in-shell SK/DIS basis.  In 2009, the Partnership sold its macadamia nuts to Mauna Loa and MacFarms of Hawaii, LLC (“MacFarms”).  The nut price under the nut purchase contract with MacFarms was determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia. During the first half of 2009 all of the nut production was sold to Mauna Loa resulting in the average nut price of $0.76 per pound.  The average price for nuts sold in 2009 was $.6687 per pound.

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

Cost of goods sold (owned-orchard segment), for the six-month period ended June 30, 2010 was $0.56 per pound which is higher than the $0.53 per pound for the six-month period ended June 30, 2009.  The increase in the average cost per pound for 2010 compared to 2009 is due to lower forecasted nut production and higher forecasted operating costs mainly related to increased labor, fuel and fertilizer costs.

Cost of goods sold (owned-orchard segment), for the six month period ended June 30, 2010 was estimated at $0.55 per pound harvested, which was based on an estimated nut production of 2,097,000 pounds during the first half of 2010.  However, the actual cost of goods sold for the first half of 2010 was $0.01 higher than management’s estimate.  The unfavorable result in cost of goods sold is primarily due to the fact that the majority of the nut production during the first half of 2010 was harvested from an orchard with a higher cost per pound.

Crop Year Production Results

Macadamia nut production for the 2009-2010 crop year (July 1 to June 30) totaled 19.2 million field pounds, which was 2.1 million pounds less than the 2008-2009 crop year.  Drought conditions at Ka’u that persisted from late spring through winter 2009 had a negative impact on the 2009-2010 nut production.  An abnormally long flower season at Keaau reduced the impact of heavy rains that affected pollination in the first quarter of 2009 and resulted with a 2009-2010 nut production similar to 2008-2009.  At Mauna Kea, heavy rains affected the pollination and nut sets for the 2009-2010 production which was significantly below the 2008-2009 production.  Comparative crop year results by orchard area are shown below (in thousands of pounds):

	For the Crop Year			2010	2009
	Ended June 30,			Over	Over
	2010	2009	2008	2009	2008
Keaau	6,418	6,402	4,929	0%	+ 30%
Ka’u	11,765	13,563	12,385	- 13%	+ 10%
Mauna Kea	1,013	1,325	1,439	- 23%	- 8%
Total Production	19,196	21,290	18,753	- 10%	+ 14%

Farming Segment

Farming service revenues for the three and six-month periods ended June 30, 2010 were 4% lower and 6% higher than 2009, respectively.  Costs of services provided for the three and six-month periods ended June 30, 2010 were 1% lower and 8% higher than 2009, respectively.  The fluctuation in revenues and costs were attributable to the timing of services rendered and fluctuating production levels.  Depreciation expense included in farming expense for the three and six-month periods ended June 30, 2010 were $54,000 and $101,000, respectively, compared the three and six-month periods ended June 30, 2009 which were $29,000 and $62,000, respectively.  The increase in depreciation expense in the three and six month periods ended June 30, 2010 compared to the same periods in 2009 was due to additional farm equipment purchased in the third and fourth quarters of 2009.

General and Administrative Expense

General and administrative expenses for the three and six-month periods ended June 30, 2010 decreased by 8% and 9%, respectively, compared to 2009. In the second quarter 2009 the Partnership recorded significant costs related to the Special Committee’s investigation of a unit holder demand letter.  The absence of such costs in 2010 has been offset by increased legal fees associated with certain complaints filed in 2008 against the Partnership by the EEOC and with the Partnership’s acquisition of the real property and assets from IASCO.

Other Income and Expenses

Interest expense for the three and six-month periods ended June 30, 2010 was $7,000 and $13,000, respectively, compared to $15,000 and $30,000 in 2009.  The decrease was attributable to a lower average outstanding balance on the revolving line of credit in 2010 and the Partnership paying off $925,000 long-term debt on January 15, 2010.  All of this debt was paid off ahead of the scheduled repayment dates.

There was no interest income in the first half of 2010 or 2009.

Other income of $212,000 recorded for the three and six-month periods ended June 30, 2010 was primarily attributable to $7,000 in distribution from American AgCredit, PCA and the accrual of crop insurance claims in the amount of $204,000, net of general excise tax.  Crop insurance claims result from an insurance policy that provides coverage if the production in designated blocks is less than 75% of a ten year moving average. Other income of $17,000 attributable to distribution from American AgCredit, PCA was recorded for the three-month period ended June 30, 2009. Other income recorded for the six-month period ended June 30, 2009 amounted to $341,000 which included $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc., $17,000 in distributions for American AgCredit, PCA and $7,000 from the gain on sale of farm equipment.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season.

At June 30, 2010, the Partnership had a master Credit Agreement with American AgCredit, PCA comprised of a $5.0 million revolving line of credit.  On August 4, 2010 the Partnership executed a Fourth Amended and Restated Credit Agreement with American AgCredit, PCA which extends the maturity date of the Revolving Note to July 13, 2012 with the amount available of $5.0 million until July 15, 2011 and then $4.0 million until maturity.  The Credit Agreement also includes a $10.5 million term loan promissory note also executed on August 4, 2010.  This ten year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO. At June 30, 2010, the Partnership had a balance of $1.2 million in line of credit borrowings.  At June 30, 2009, the Partnership had $400,000 in outstanding long-term debt, $10,000 in capital lease obligations and $800,000 in line of credit borrowings.

At June 30, 2010 the Partnership had a cash balance of $454,000 compared to $80,000 at June 30, 2009.  Cash flows used in operating activities for the six-month period ended June 30, 2010 totaled $985,000 and cash flows provided by operating activities for the six-month period ended June 30, 2009 totaled $431,000.  Cash flows used in operating activities for the three-month periods ended June 30, 2010 and 2009 totaled $2.2 million and $825,000, respectively.  The decrease in operating cash flows was attributable to less cash received in 2010 compared to 2009 because of lower nut production and sales.

At June 30, 2010 the Partnership had working capital of $3.0 million and a current ratio 2.36 to 1 compared to working capital of $1.7 million and a current ratio of 1.84 to 1 at June 30, 2009.  The increase in working capital was primarily due to the increase in deferred farming costs, cash and accounts receivable.

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

(b)         There have been no changes to internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A.  Risk Factors

Rainfall.  Hawaii continues to experience drier than normal conditions, precipitated by the El Nino weather phenomena. Our Ka’u orchards, located in one of the driest parts of the island, have experienced severe drought since December 2009. This has had some adverse effect on flower development, pollination and nut development which will likely result in lower nut production in the fall of 2010. Trees that received supplemental irrigation were less affected.

In contrast, the Keaau orchard which is located on the wetter northeast part of the island of Hawaii also recorded less, but adequate, rainfall and above average solar radiation.  This condition reduced the impact of floral diseases and contributed to better than expected pollination, fruit set and nut development at Keaau and provides a positive outlook for the fall nut production.  Production at the Mauna Kea orchard was not affected by El Nino and is forecasted to generate production at historical norms.

The geographic diversity of the two orchards and its divergent response to the El Nino weather pattern is expected to reduce, but not eliminate, the net overall negative impact on the 2010 calendar year production.

Customers.  For the calendar years 2010 and 2011, all of the Partnership’s macadamia nuts harvested will be sold to Mauna Loa in accordance with the nut purchase contract executed by the Partnership and Mauna Loa on December 22, 2009.  The Partnership’s financial condition is dependent upon Mauna Loa, its sole customer, to fulfill the terms of the nut contract.  If Mauna Loa is unable to perform under the terms of the contact the Partnership will be adversely impacted as there are no immediate replacement customers for the Partnership’s production. The nut purchase contract requires Mauna Loa to make nut payments in accordance with Hershey’s standard payment terms which are up to sixty days from date of delivery.  During certain parts of the year, if payments are not received as the contract requires, available cash resources could be deleted.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 13, 2010	By	/s/ Dennis J. Simonis

Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux

Wayne W. Roumagoux
Principal Accounting Officer
Principal Financial Officer

Exhibit Index

Exhibit		Page
Number	Description	Number

11.1	Statement re Computation of Net Income (Loss) per Class A Unit	21

31.1	Form of Rule 13a-14(a) [Section 302] Certification	22

31.2	Form of Rule 13a-14(a) [Section 302] Certification	23

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25