Form 10-Q
period 2010-09-30
ML MACADAMIA ORCHARDS L P
filed 2010-11-08
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

Item 1.  Unaudited Consolidated Financial Statements

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	September 30,		December 31,
	2010	2009	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$27	$869	$1,243
Accounts receivable	3,625	2,608	2,551
Inventory of farming supplies	174	101	136
Deferred farming costs	3,449	1,803	—
Other current assets	443	219	409
Total current assets	7,718	5,600	4,339
Land, orchards and equipment, net	52,638	42,961	42,465
Goodwill	—	306	306
Intangible assets, net	605	28	21
Total assets	$60,961	$48,895	$47,131

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$554	$550
Short-term borrowing	4,700	1,900	—
Accounts payable	662	378	295
Accrued payroll and benefits	689	807	643
Other current liabilities	101	60	283
Total current liabilities	7,202	3,699	1,771
Non-current accrued benefits	364	395	369
Long-term debt	9,275	425	375
Deferred income tax liability	1,045	1,098	1,090
Total liabilities	17,886	5,617	3,605
Commitments and Contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	43,109	43,464	43,560
Accumulated other comprehensive loss	(115)	(267)	(115)
Total partners’ capital	43,075	43,278	43,526
Total liabilities and partners’ capital	$60,961	$48,895	$47,131

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Macadamia nut sales	$4,087	$4,425	$5,259	$6,717
Contract farming revenue	615	1,266	2,417	2,970
Total revenues	4,702	5,691	7,676	9,687
Cost of goods and services sold
Cost of macadamia nut sales	3,682	4,112	4,578	5,892
Cost of contract farming services	567	1,143	2,225	2,684
Total cost of goods and services sold	4,249	5,255	6,803	8,576
Gross income	453	436	873	1,111
Total general and administrative expenses	517	583	1,264	1,404
Operating loss	(64)	(147)	(391)	(293)
Impairment loss	(306)	—	(306)	—
Other income	218	157	430	498
Interest expense	(140)	(42)	(153)	(72)
Interest income	—	5	—	5
Income (loss) before income taxes	(292)	(27)	(420)	138
Income tax expense	16	15	31	39
Net income (loss)	$(308)	$(42)	$(451)	$99

Net cash flow (as defined in the Partnership Agreement)	$320	$645	$(509)	$654

Net income (loss) per Class A Unit	$(0.04)	$(0.01)	$(0.06)	$0.01

Net cash flow per Class A Unit	$0.04	$0.09	$(0.07)	$0.09

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	43,417	43,506	43,560	43,365
Accumulated other comprehensive loss	(115)	(267)	(115)	(267)
	43,383	43,320	43,526	43,179

Allocation of net income (loss)
Class A limited partners	(308)	(42)	(451)	99
	(308)	(42)	(451)	99

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	43,109	43,464	43,109	43,464
Accumulated other comprehensive loss	(115)	(267)	(115)	(267)
	$43,075	$43,278	$43,075	$43,278

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Cash received from goods and services	$1,863	$3,670	$7,148	$10,615
Cash paid to suppliers and employees	(3,424)	(3,861)	(9,682)	(10,355)
Interest paid	(54)	(24)	(66)	(44)
Interest received	—	5	—	5
Net cash provided by (used in) operating activities	(1,615)	(210)	(2,600)	221

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	—	7
Acquisition of capital equipment	—	(636)	(79)	(690)
Acquisition of IASCO	(200)	—	(200)	—
Net cash used in investing activities	(200)	(636)	(279)	(683)

Cash flows from financing activities:
Financing cost	(137)	(34)	(137)	(34)
Proceeds from drawings on line of credit	1,700	1,100	2,900	2,200
Repayments on line of credit	—	—	—	(1,200)
Proceeds from long term borrowings		600		600
Payments on long term borrowings	(175)	(25)	(1,100)	(425)
Capital lease payments	—	(6)	—	(17)
Net cash provided by financing activities	1,388	1,635	1,663	1,124

Net increase (decrease) in cash and cash equivalents	(427)	789	(1,216)	662
Cash and cash equivalents at beginning of period	454	80	1,243	207
Cash and cash equivalents at end of period	$27	$869	$27	$869

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(308)	$(42)	$(451)	$99
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	804	718	1,042	997
Goodwill impairment	306	—	306	—
Gain on sale of capital asset	—	—	—	(7)
Inventory write down	7	31	7	135
Gain on acquisition of IASCO	(120)	—	(120)	—
Decrease (increase) in accounts receivable	(3,017)	(2,267)	(1,074)	17
Decrease (increase) in inventories	(15)	(14)	(14)	257
Decrease (increase) in deferred farming costs	195	861	(2,458)	(1,359)
Decrease (increase) in other current assets	84	113	(19)	60
Increase (decrease) in accounts payable	229	115	367	(35)
Increase in accrued payroll and benefits	148	230	46	27
Increase (decrease) in other current liabilities	74	52	(227)	37
Decrease in non-current accrued benefits	(2)	(7)	(5)	(7)
Total adjustments	(1,307)	(168)	(2,149)	122
Net cash provided by (used in) operating activities	$(1,615)	$(210)	$(2,600)	$221

Supplemental Schedule of noncash investing and financing activities
Acquisition of IASCO financed by debt	$12,300	$—	$12,300	$—

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary ML Resources, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2010, September 30, 2009 and December 31, 2009 and the results of operations, changes in partners’ capital and cash flows for the three and nine-month periods ended September 30, 2010 and 2009.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(3) RECENT AUTHORITATIVE PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-20 (ASU 2010-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The objective of the Update is to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Partnership does not expect the provisions of the Update to have a material effect on the financial statements of the Partnership.

(4) SEGMENT INFORMATION

The Partnership has two reportable segments, the owned-orchard segment and the farming segment, which are organized on the basis of revenues and assets.  The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership.  The farming segment derives its revenues from the farming of macadamia orchards owned by other growers.  The Partnership also farms the orchards it owns and leases.

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

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three and nine-month periods ended September 30, 2010 and 2009.  Due to seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months		Nine months
	ended September 30,		ended September 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Revenues:
Owned orchards	$4,087	$4,425	$5,259	$6,717
Farming	3,251	4,315	6,619	8,049
Intersegment elimination (all farming)	(2,636)	(3,049)	(4,202)	(5,079)
Total	$4,702	$5,691	$7,676	$9,687

Operating income (loss):
Owned orchards	$(110)	$(271)	$(583)	$(579)
Farming	46	124	192	286
Total	$(64)	$(147)	$(391)	$(293)

Depreciation:
Owned orchards	$707	$684	$824	$889
Farming	85	31	186	93
Total	$792	$715	$1,010	$982

Expenditures for property and equipment:
Owned orchards	$—	$636	$79	$690
Owned orchards - IASCO	11,668	—	$11,668	—
Farming	—	—	—	—
Total	$11,668	$636	$11,747	$690

Segment assets:
Owned orchards			$53,780	$42,664
Farming			7,181	6,231
Total			$60,961	$48,895

All revenues are from sources within the United States of America.

(5) DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on management’s estimate of the costs incurred during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the balance sheet as deferred farming costs.

Deferred farming cost amounted to $3.4 million and $1.8 million at September 30, 2010 and 2009, respectively.

(6) GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended September 30, 2010 and 2009, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $10,000 and $24,000, respectively.  For the nine months ended September 30, 2010 and 2009, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $42,000 and $63,000, respectively.

(7) CREDIT FACILITY - DEBT

On June 28, 2010, the Partnership and American AgCredit, PCA executed an amendment to the Revolving Loan Promissory Note which extended the maturity of the Revolving Note from June 29, 2010 to July 15, 2010.  On July 23, 2010, American AgCredit extended the maturity date of the Revolving Loan Promissory Note from July 15, 2010 to August 14, 2010.

On August 4, 2010 the Partnership and American AgCredit, PCA executed the Fourth Amended and Restated Credit Agreement which extends the maturity date of the Revolving Note to July 13, 2012 and provides a maximum revolving loan of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  The Partnership had $4.7 million and $1.9 million outstanding on the revolving line of credit at September 30, 2010 and 2009, respectively. Also on August 4, 2010, the Partnership executed a 10-year $10.5 million term loan with American AgCredit, PCA.  This promissory note matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia nut farming operations of International Air Service Company, Ltd. (“IASCO”) (see Note 13 Acquisition on page 11). The Partnership paid financing fees of $105,000 for the term loan and $32,500 for the extension of the line of credit facility.  The financing fees will be amortized over the terms of the respective debt agreements.  With the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants, the remaining covenants of the Fourth Amended and Restated Credit Agreement remains in place.  The Partnership’s minimum tangible net worth is required to be $41,000,000 increased dollar for dollar by the amount of positive consolidated net income of the Partnership after January 1, 2010.  The Partnership is required to have consolidated EBITDA of not less than $1,500,000 at the end of each quarter during the trailing twelve months commencing as of June 30, 2010.

At September 30, 2010, the Partnership had $10,325,000 outstanding on the term loan.  At September 30, 2009 there was a $575,000 outstanding balance under the $600,000 Term Loan Promissory Note entered into with American AgCredit, PCA, on June 30, 2009 and a $400,000 outstanding balance under the $4.0 million promissory note dated May 1, 2000.  The Partnership paid off the balance of the June 30, 2009 and the May 1, 2000 term loans on January 15, 2010.

The Partnership was in compliance with all debt covenants at September 30, 2010 and 2009.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $10.4 million compared to a carrying value of $10,325,000 as of September 30, 2010.

The estimated fair value of the Partnership’s fixed rate financial instrument has been determined with an estimated market price of 6.5% using a life equal to the remaining maturity.  The Partnership has not considered lender fees in determining the estimated fair value.

(8) PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(9) CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender. No distributions were declared or paid during the three and nine-month periods ended September 30, 2010 or 2009.

(10) PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Service Cost	$17	$15	$49	$46
Interest Cost	10	9	31	28
Expected Return on Assets	(15)	(11)	(44)	(33)
Amortization of Unrecognized Prior Service Costs	2	2	5	5
Amortization of Unrecognized Loss	—	4	—	12
Net Periodic Pension Cost	$14	$19	$41	$58

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Service Cost	$4	$4	$12	$11
Interest Cost	4	5	13	15
Net Periodic Intermittent Severance Cost	$8	$9	$25	$26

(12) EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expire on May 31, 2011. The Partnership believes that relations with its employees and the ILWU are good.

(13) LEGAL PROCEEDINGS

Certain claims have been filed against the Partnership arising out of business actions.  In the opinion of management such claims are not expected to have a material adverse effect on the Partnership’s results of operations or financial position.

(14) ACQUISITION

Effective August 1, 2010 the Partnership acquired from IASCO certain real property and assets used in connection with the macadamia nut farming operations on the property, for a purchase price of $12.5 million.  The acquisition provides the Partnership with a significant increase in owned orchards.  As a result of the acquisition the Partnership has acquired approximately 1,100 acres of mature macadamia nut orchards along with the associated infrastructure and equipment necessary to the business of growing macadamia nuts.  The preliminary allocations of the purchase price of the acquisition are as follows:

Land	$1,620,000
Orchards	8,640,000
Irrigation equipment	1,408,235
Deferred farm costs	426,149
Intangible asset	480,000
Other assets	45,616
Total assets	$12,620,000
Gain on bargain purchase	120,000
Purchase price	$12,500,000

The intangible asset consists of three nut purchase agreements and is being amortized over a ten-year life.  The $120,000 gain on bargain purchase is the result of the excess of fair value of the acquired assets over the acquisition consideration and is included on the Consolidated Income Statement in “Other income” for the three and nine-months ended September 30, 2010.

The Partnership funded this acquisition with $10.5 million in proceeds from a ten-year term loan, $1.8 million in borrowings under the Partnership’s revolving credit facility, and $200,000 in cash.  Costs associated with the acquisition of approximately $125,000 are reflected in general and administrative expenses.

Effective as of the acquisition date, the sales of nuts grown in these orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of goods sold.  Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass through of farming cost plus a management fee.  The contract farming revenue and cost of contract farming services relating to the IASCO orchards are eliminated as of the effective date of the Partnership’s acquisition of these orchards.  The elimination of the IASCO farming contract, which represented approximately 50% to 55% of the cash flow of the contract farming segment, resulted in the impairment of goodwill.  The Partnership recorded its estimate of the fair value of goodwill, which was zero, based upon a discounted cash flow analysis using unobservable inputs.  The impairment of goodwill was recorded by the Partnership as of the acquisition date.

The following summarized unaudited pro forma consolidated income statement information for the three months and nine months ended September 30, 2009 and 2010, assumes that the acquisition had occurred as of the beginning of the periods presented.  The unaudited pro forma financial results are presented for informational purposes only and are not necessarily indicative of what our actual results of operations would have been for the periods presented, nor do they represent the results of operations for any future period.

	Pro forma		Pro forma
	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	(in thousands, except per unit data)		(in thousands, except per unit data)
	2010	2009	2010	2009
Revenues	$4,553	$5,781	$7,073	$10,379
Net loss (includes goodwill impairment of $306)	$(73)	$(142)	$(876)	$(308)
Net loss per Class A Unit	$(0.01)	$(0.02)	$(0.12)	$(0.04)

From the acquisition date through September 30, 2010, the Partnership recognized revenues of $119,000 and net loss of $125,000, pertaining to the acquired IASCO operations.

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

Results of Operations

The Partnership’s results of operations and financial condition at September 30, 2010 and for the quarter then ended are not necessarily directly comparable to the Partnership’s results of operations and financial condition at September 30, 2009 and for the quarter ended due to the closing of the acquisition of real property and assets from IASCO on August 1, 2010 and the financing as previously reported by the Partnership.  See pro forma financial information included on Form 8-K/A filed with the SEC on October 19, 2010.

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climactic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Drought conditions at the Ka’u orchards during the fall and winter of 2009 persisted through the spring and summer of 2010 and adversely impacted the nut production during the fall 2010.

Nut sales for the three-month period ended September 30, 2010 and 2009 were $4.1 million and $4.4 million, respectively.  Nut sales for the nine-month period ended September 30, 2010 and 2009 were $5.3 million and $6.7 million, respectively.  The Partnership’s contract pounds produced for the three-month period ended September 30, 2010 and 2009 was 5.6 million pounds and 6.5 million pounds, respectively, or a decrease of 14%.  The Partnership’s contract pounds produced for the nine-month period ended September 30, 2010 and 2009 was 7.2 million pounds and 9.3 million pounds, respectively, or a decrease of 22%.  The decrease in production is due to the drought conditions in the Ka’u region.  The average price of nuts per pound during the three and nine-month periods ended September 30, 2010 was $0.73 compared to the average price of nuts during the three and nine-month periods ended September 30, 2009 of $0.68 and $0.70, respectively, net of kernel sales.

The decline in nut sales in the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009 is a result of lower production.  The decline in nut sales in the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 is a result of lower production and no kernel sales from inventory in 2010.

For the nine-month period ended September 30, 2010, the Partnership had a net loss of $451,000 compared to a net income of $99,000 for the nine-month period ended September 30, 2009. Net loss per Class A Unit for the nine-month period ended September 30, 2010 was ($0.06) and net income per Class A Unit for the same period in 2009 amounted to $0.01.  The net loss in 2010 is a result of the decline in nut sales, increased interest expense, acquisition costs and the impairment of goodwill. Net income in the nine-month period ended September 30, 2009 was mainly attributable to the $330,000 legal settlement with Hamakua Macadamia Nut Company, Inc. (“Hamakua”).  The settlement with Hamakua is a non-recurring event.

Net cash flow per class A unit for the nine-month period ended September 30, 2010 and 2009, as defined in the Partnership Agreement, amounted to ($0.07) and $0.09, respectively.

The Partnership incurred a net loss of $308,000 for the three-month period ended September 30, 2010 from revenues of $4.7 million.  Net loss for the three-month period ended September 30, 2009 was $42,000 from revenues of $5.7 million.  Net loss per Class A Unit for the third quarters of 2010 and 2009 amounted to ($0.04) and ($0.01), respectively.  Net cash flow per Class A Unit for the third quarters of 2010 and 2009, as defined in the Partnership Agreement was $0.04 and $0.09, respectively.  The increase in the net loss for the third quarter 2010 is mainly attributable to an increase in interest expense, acquisition costs of $125,000 and the impairment of goodwill in the amount of $306,000, offset by crop insurance claim in the amount of $99,000 and the bargain purchase price gain of $120,000.

Owned-orchard Segment

In December 2009 the Partnership executed a nut purchase contract with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under which it agreed to sell its entire production from its existing orchards at a fixed price of $0.73 per pound for the calendar years 2010 and 2011.  This nut purchase contract is based on wet-in-shell production adjusted to moisture at 20% (“WIS”) and saleable kernel/dry-in-shell of 30% (“SK/DIS”).  Under this contract, the Partnership is paid based on the adjusted pounds, WIS @ 20% SK/DIS @ 30%.

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the USDA report.  Under the two lease agreements, the price per pound is determined based on two elements:  (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products.  This wholesale price is adjusted to convert kernel price to a wet-in-shell basis; and (2)  40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the United States Department of Agriculture (“USDA”), for the most current crop year listed.  When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively.  The price per pound under the license agreement is determined in a similar manner as the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. The average price received per pound of WIS nuts sold from the IASCO orchards during the period August 1, 2010 to September 30, 2010 was $0.652.

For the three and nine-month periods ended September 30, 2010 and 2009, nut production, nut prices and nut revenues were as follows:

	For the Three Months
	Ended September 30,
	2010			2009
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts Based on WIS Pounds	Combined Contracts	Nut Purchase Contracts Based on Adjusted WIS Pounds	Change
Nuts harvested (000s pounds)
WIS pounds	6,994	183	7,177	7,855	-9%
Adjustment for WIS @ 20% SK/DIS @ 30%	(1,560)	0	(1,560)	(1,324)	+18%
Contract pounds	5,434	183	5,617	6,531	-14%
Nut price (per pound)	0.7300	0.6520	0.7274	0.6775	+7%
Total nut sales ($000’s)	$3,967	$120	$4,087	$4,425	-8%
Price per WIS pound (Net nut sales)	$0.5672	$0.6520	$0.5695	$0.5634	+1%

	For the Nine Months
	Ended September 30,
	2010			2009
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts Based on WIS Pounds	Combined Contracts	Nut Purchase Contracts Based on Adjusted WIS Pounds	Change
Nuts harvested (000s pounds)
WIS pounds	8,716	183	8,899	11,029	-19%
Adjustment for WIS @ 20% SK/DIS @ 30%	(1,683)	0	(1,683)	(1,748)	-4%
Contract pounds	7,033	183	7,216	9,281	-22%
Nut price (per pound)	0.7300	0.6520	0.7281	0.7021	+4%
Net nut sales ($000’s)	$5,135	$120	$5,255	$6,516	-19%
Prior year nut revenue adjustment	4	0	4	2	+100%
Kernel sales from inventory	0	0	0	199	-100%
Total nut sales ($000’s)	$5,139	$120	$5,259	$6,717	-22%
Price per WIS pound (Net nut sales)	$0.5892	$0.6520	$0.5906	$0.5908	0%

Production for the three-month period ended September 30, 2010 was 9% lower than the period in 2009.  For the nine-month period ended September 30, 2010 production was 19% lower than the same period in 2009.  The extension of drought conditions into the spring and summer 2010, the critical nut development period, adversely affected nut production in the Ka’u region.  This impact is expected to also affect the fourth quarter production at the Ka’u orchards.  These similar conditions at the Keaau orchards along with adequate rainfall and sunlight contributed to better than expected nut production in the third quarter.  However, the net result, due to the impact of the drought at Ka’u was a shortfall in production.

In 2010, the Partnership sold all of its macadamia nuts to Mauna Loa.  In 2009, the Partnership sold its macadamia nuts to Mauna Loa and MacFarms of Hawaii, LLC (“MacFarms”).  The nut price under the nut purchase contract with MacFarms was determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia. During the nine-month period ended September 30, 2009 55% of the nut production was sold to Mauna Loa at the contract price of $0.76 and 45% of the production was sold at $0.63 to Mauna Loa and MacFarms.  The average price for nuts sold in 2009 was $0.6687 per pound.

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

At the end of the second quarter 2010 the Partnership revised its standard cost per contract pound for each orchard based upon the lower forecasted annual nut production due to the adverse affects of the drought conditions in the Ka’u region.

Cost of goods sold (owned-orchard segment), for the nine-month period ended September 30, 2010 was $0.63 per contract pound which is higher than the $0.60 per contract pound for the nine-month period ended September 30, 2009.  The increase in the average cost per pound for 2010 compared to 2009 is due to lower forecasted nut production and higher forecasted operating costs mainly related to increased labor, fuel for irrigation requirements and fertilizer costs.

Cost of goods sold (owned-orchard segment), for the nine month period ended September 30, 2010 was estimated at $0.63 per contract pound harvested, which was based upon the annual estimated nut production of which an estimated nut production of 7.7 million contract pounds was forecast for the nine-month period ended September 30, 2010.

Farming Segment

Farming service revenue for the three and nine-month periods ended September 30, 2010 were 51% and 19% lower than 2009, respectively.  Costs of services provided for the three and nine-month periods ended September 30, 2010 were 50% and 17% lower than 2009, respectively. The decrease is the result of the elimination of the contract farming revenue and cost of contract farming services relating to the IASCO orchards as of August 1, 2010, the date of the Partnership’s acquisition of these orchards.  The annual farming services provided to IASCO and the related costs generated approximately 50% to 55% of the Partnership’s total annual contract farming revenue and costs.  Effective August 1, 2010, the sales of nuts from these orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of goods sold.

Depreciation expense included in farming expenses for the three and nine-month periods ended September 30, 2010 were $85,000 and $186,000, respectively, compared to the three and nine-month periods ended September 30, 2009 which were $30,000 and $93,000, respectively. The increase in depreciation expense in the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009 was due to additional farm equipment and depreciable assets acquired in the IASCO purchase.

General and Administrative Expense

General and administrative expense for the three and nine-month periods ended September 30, 2010 decreased by 11% and 10%, respectively, compared to 2009.  In the third quarter 2009 the Partnership recorded significant audit and accounting costs related to Sarbanes-Oxley implementation and costs related to the Special Committee’s investigation of a unit holder demand letter.  The absence of such costs in 2010 has been offset by increased legal fees and other costs associated with the Partnership’s acquisition of the real property and assets from IASCO.

Other Income and Expenses

Interest expense for the three and nine-month periods ended September 30, 2010 was $140,000 and $153,000, respectively, compared to $42,000 and $72,000, respectively, in 2009.  The increase was attributable to a higher average outstanding balance on the revolving line of credit in 2010 and the $10.5 million term loan executed on August 4, 2010.  The Partnership had $4.7 million outstanding on the revolving line of credit at the end of the third quarter 2010 compared to $1.9 million at the end of the third quarter 2009.    The Partnership had a $10.3 million principal balance on its term loan at the end of the third quarter 2010 compared to a $975,000 principal balance on its term loans at the end of the third quarter 2009.

Other income recorded for the third quarter of 2010 included the non-recurring bargain purchase price gain of $120,000 on the purchase of assets from IASCO and $98,000 in crop insurance claims. In the third quarter of 2010 the Partnership also recorded a noncash expense of $306,000 due to the impairment of goodwill, a result of the elimination of the IASCO farming contract.  Other income recorded for the third quarter of 2009 was primarily attributable to crop insurance claims in the amount $157,000. Crop insurance claims result from an insurance policy that provides coverage if the production in designated blocks is less than 75% of a ten year moving average.  Other income recorded for the nine-month period ended September 30, 2010 included $303,000, net of general excise tax, in crop insurance claims, the IASCO asset purchase price gain of $120,000, and $7,000 in distribution from American AgCredit, PCA.  The income was offset by the noncash goodwill impairment of $306,000.  Other income recorded in the nine-month period ended September 30, 2009 was $498,000 and included $157,000 in crop insurance proceeds, $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc., $17,000 in distributions for American AgCredit, PCA and $7,000 from the gain on sale of farm equipment.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

At June 30, 2010, the Partnership had a master Credit Agreement with American AgCredit, PCA comprised of a $5.0 million revolving line of credit.  On August 4, 2010 the Partnership executed a Fourth Amended and Restated Credit Agreement with American AgCredit, PCA which extends the maturity date of the Revolving Note to July 13, 2012 with the amount available of $5.0 million until July 15, 2011 and then $4.0 million until maturity.  The Credit Agreement also includes a $10.5 million term loan.  This ten year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO. At September 30, 2010, the Partnership had $10,325,000 in outstanding long-term debt and a balance of $4.7 million in line of credit borrowings.  $1.8 million of such borrowings were incurred to finance the IASCO acquisition and the costs related to it.  At September 30, 2009, the Partnership had $975,000 in outstanding long-term debt, $4,000 in capital lease obligations and $1.9 million in line of credit borrowings.

At September 30, 2010 the Partnership had a cash balance of $27,000 compared to $869,000 at September 30, 2009.  Cash flows used in operating activities for the nine-month period ended September 30, 2010 totaled $2.6 million and cash flows provided by operating activities for the nine-month period ended September 30, 2009 totaled $221,000.  Cash flows used in operating activities for the three-month periods ended September 30, 2010 and 2009 totaled $1.6 million and $210,000, respectively.  The decrease in operating cash flows was attributable to less cash received in 2010 compared to 2009 because of lower nut production and sales.

At September 30, 2010 the Partnership had working capital of $516,000 and a current ratio 1.07 to 1 compared to working capital of $1.9 million and a current ratio of 1.51 to 1 at September 30, 2009.  The decrease in working capital was primarily due to the increase in short-term borrowings offset by an increase in deferred farming costs and accounts receivable.

Management anticipates additional draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming. Management also believes that the credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs during 2010 for operations as presently conducted. The Partnership’s nut purchase contracts with Mauna Loa requires Mauna Loa to make nut payments in accordance with Hershey’s standard payment terms which are up to sixty days from date of nut delivery.  During certain parts of the year, if payments are not received as the contract requires, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in the market price of macadamia nuts in Hawaii and the price of Mauna Loa’s YTD price of the highest volume fancy and choice products as it relates to the two lease agreements and one license agreement purchase from IASCO.  The other nut sales agreement between the Partnership and Mauna Loa is a fixed price contract and is effective through December 31, 2011.

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

(b)         There have been no changes to internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A.  Risk Factors

Rainfall.  Hawaii continues to experience drier than normal conditions, precipitated by the El Nino weather phenomena and the transition to a La Nina phenomena. Our Ka’u orchards, located in one of the driest parts of the island, have experienced severe drought since December 2009. This has had some adverse effect on flower development, pollination and nut development which will result in lower nut production in the fall of 2010. Trees that received supplemental irrigation were less affected.

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

The geographic diversity of the two orchards and its divergent response to the El Nino weather pattern is expected to reduce, but not eliminate, the net overall negative impact on the 2010 calendar year production. Management estimates that the lower production and adverse affect on kernel recovery could result in a shortfall of 10% to 15% in contract pounds versus historical norms.  Higher irrigation costs related to the drought will generally be offset by reductions in other farming costs.

Customers.  For the calendar years 2010 and 2011, all of the Partnership’s macadamia nuts harvested will be sold to Mauna Loa in accordance with the nut purchase contract executed by the Partnership and Mauna Loa on December 22, 2009, and the two lease agreements and license agreement acquired from IASCO as of August 1, 2010.  The Partnership’s financial condition is dependent upon Mauna Loa, its sole customer, to fulfill the terms of the nut contract.  If Mauna Loa is unable to perform under the terms of the contract the Partnership will be adversely impacted as there are no immediate replacement customers for the Partnership’s production. The nut purchase contract requires Mauna Loa to make nut payments in accordance with Hershey’s standard payment terms which are up to sixty days from date of delivery.  During certain parts of the year, if payments are not received as the contract requires, available cash resources could be depleted.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 8, 2010	By	/s/ Dennis J. Simonis

Dennis J. Simonis
President and
Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux

Wayne W. Roumagoux
Principal Accounting Officer
Principal Financial Officer

Exhibit Index

Exhibit		Page
Number	Description	Number
11.1	Statement re Computation of Net Income (Loss) per Class A Unit	22

31.1	Form of Rule 13a-14(a) [Section 302] Certification	23

31.2	Form of Rule 13a-14(a) [Section 302] Certification	24

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26