Form 10-K
period 2010-12-31
ML MACADAMIA ORCHARDS L P
filed 2011-03-16
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of March 7, 2011, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $11,880,899 (based on the closing price on that date of $2.63 per Unit).

PART I

Item 1.  BUSINESS OF THE PARTNERSHIP

General Description of the Business

ML Macadamia Orchards, L.P. (the Partnership) is a master limited partnership, organized under the laws of the State of Delaware in 1986.  The Partnership is engaged in the business of growing and farming macadamia nuts in the State of Hawaii.  The Partnership believes that it is one of the world’s largest growers of macadamia nuts.  The Partnership owns or leases approximately 5,070 tree acres of macadamia nut orchards in three locations within a 50-mile radius on the island of Hawaii.  (“Tree acres” are acres of the Partnership’s owned or leased lands utilized for macadamia nut orchards.  “Gross acres” includes areas not utilized for orchards.)  In addition, the Partnership farms approximately 1,100 tree acres of macadamia nut orchards for other orchard owners under farming contracts.

The Partnership commenced operations in June 1986, following its acquisition of 2,423 tree acres of macadamia nut orchards from subsidiaries of C. Brewer and Company, Ltd. (“CBCL”).  In December 1986 and October 1989, the Partnership acquired 266 and 1,260 additional tree acres of macadamia nut orchards from subsidiaries of CBCL.  In September 1991 the Partnership acquired 78 tree acres of macadamia nut orchards from CBCL.  On May 1, 2000, the Partnership acquired 142 tree acres of macadamia nut orchards and its macadamia farming operations from subsidiaries of CBCL.  In April 2006, the Partnership acquired approximately 21 tree acres of macadamia nut orchards from J. W. A. Buyers.  On August 1, 2010, the Partnership acquired from International Air Service Co., Ltd. (“IASCO”) approximately 880 tree acres of macadamia nut orchards, land, irrigation equipment and other assets used in connection with macadamia nut farming.  Prior to the acquisition these orchards were farmed under contract by the Partnership.  The Partnership’s farming operations consist of farming contracts, farming equipment, vehicles, a husking plant, irrigation wells, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming.  The Partnership’s assets and operations are located on the island of Hawaii.

The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.

From the Partnership’s inception in 1986 through 2006 and commencing again in 2010, Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) was the Partnership’s sole customer.   For further information see “BUSINESS OF THE PARTNERSHIP Owned-Orchard Segment, Nut Purchase Contracts,” and “RISK FACTORS Dependence Upon Single Customer.”

Financial Information about Industry Segments

Information concerning industry segments is set forth in Note 4 to the Notes to Consolidated Financial Statements filed herewith.

Owned-Orchard Segment

The Partnership grows and farms macadamia nuts on orchards it owns and leases.  The Partnership currently sells all of the macadamia nuts from its orchards to Mauna Loa under nut purchase contracts.  In December 2009, the Partnership and Mauna Loa executed an addendum to the 2006 nut purchase contract which provides that all of the macadamia nuts harvested by the Partnership in 2010 and 2011 from its existing orchards, estimated to be between 19 and 21 million pounds wet-in-shell each year, will be sold to Mauna Loa.

In August 2010, the Partnership completed the purchase of 880 tree acres of macadamia nut orchards, land and farming assets from IASCO.  In connection with the purchase the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  The average annual production from the IASCO orchards over the most recent 10-year period is 4.8 million pounds wet-in-shell.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts will replace the existing Macadamia Nut Purchase Agreement with Mauna Loa which expires on December 31, 2011.  The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the newly acquired IASCO orchards.

In 2009, the Partnership sold macadamia nuts from its orchards to Mauna Loa and MacFarms under nut purchase contracts and related addendums which provided for the sale of approximately 21 million field pounds.

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

During 2007, the Partnership sold macadamia nuts from its orchards to Mauna Loa, MacFarms and Island Princess under nut purchase contracts.  Hamakua did not purchase any of the Partnership’s 2007 production and instead processed the Partnership’s macadamia nuts into kernel for the Partnership to sell in the wholesale market.  The Partnership was unable to sell all of its production in 2007 and its entire kernel inventory in 2008 and 2007, which resulted in $335,000 and $2.0 million of kernel and unsold nuts at December 31, 2008 and 2007, respectively.  During 2009 and 2008, the Partnership sold or discarded its entire inventory balance that was held as of December 31, 2008 and 2007, respectively.

Nut Purchase Contracts.  In 2010 the Partnership sold its entire macadamia nut production to Mauna Loa under the addendum to the 2006 nut purchase agreement executed in December 2009 and two lease agreements and one license agreement effective with the August 1, 2010 acquisition of the IASCO orchards.   Nut purchase contracts require the buyer to purchase a quantity of macadamia nuts.  Transfer of ownership for the nuts from the Partnership to Mauna Loa is at the time of delivery to Mauna Loa’s processing plant.  Nuts from the field are weighed after they are husked, which leaves the nut still in its hard shell, referred to as wet-in-shell (“WIS”).  Orchard to orchard and year to year, WIS nuts have varying moisture and saleable kernel contents.  The addendum to the 2006 nut purchase contract executed in December 2009 requires adjustments to a standard wet-in-shell moisture of 20% and a standard saleable kernel / dry-in-shell of 30% (“WIS SK/DIS”) to the delivered field pounds to determine the pounds for which the Partnership is paid.  If the moisture content is above the 20% standard, then the pounds of nuts paid for will be less than the pounds actually delivered.  Conversely, if the moisture content is below the 20% standard, then the pounds of nuts paid for will be greater than the pounds of nuts actually delivered.  If the saleable kernel / dry-in-shell recovery is above the 30% standard, then the number of pounds paid for will be greater than the actual pounds delivered.  Conversely, if the saleable kernel / dry-in-shell recovery is below the 30% standard, then the number of pounds paid for will be less than the actual pounds delivered.

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The license agreement expires in 2029 and the two lease agreements expire in 2078 and 2080, respectively.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the USDA report.  Under the two lease agreements, the price per pound is determined based on two factors:  (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products.  This wholesale price is adjusted to convert kernel price to a wet-in-shell basis; and (2)  40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the United States Department of Agriculture (“USDA”), for the most current crop year listed.  When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively.  The price per pound under the license agreement is determined in a similar manner as the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. For the period August 1, 2010 to December 31, 2010 the average nut price received by the Partnership was $0.64 per pound; however the final nut price will not be known until the USDA price is released for the crop year ended June 30, 2011, which is expected to occur in the third quarter of 2011.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million pounds of wet-in-shell nuts, effective January 1, 2006 and expiring December 31, 2011.  The contract provided for a nut price of $0.74 per WIS SK/DIS pound in 2006 and $0.75 per WIS SK/DIS pound in 2007.  The purchase price increases annually by $0.01 per WIS SK/DIS pound, except 2008, until it reaches $0.78 per WIS SK/DIS pound in 2011.  On July 9, 2008 an addendum to the June 1, 2006 nut purchase contract was executed with Mauna Loa for the delivery of an additional 9.0 million WIS pounds of nuts during the period July 21, 2008 through June 30, 2009 at a purchase price of $0.60 per pound on a WIS SK/DIS basis.  The addendum provided for an additional 3.0 million pounds to be delivered if mutually agreed on the same basis as the additional 9.0 million pounds.  On November 3, 2008 it was agreed that any additional pounds over the 9.0 million pounds delivered until December 31, 2008, would have a nut purchase price of $0.63 instead of $0.60 per pound on a WIS SK/DIS basis.  On March 23, 2009, the parties executed an amendment to the June 1, 2006 contract for the delivery of an additional 9.0 to 15.0 million wet-in-shell pounds at a purchase price of $0.63 per pound on a WIS SK/DIS basis for nuts delivered through December 31, 2009. On December 22, 2009, the Partnership and Mauna Loa executed an addendum to the June 1, 2006 nut purchase contract which provides that all of the macadamia nuts harvested by the Partnership, estimated to be between 19 to 21 million wet-in-shell pounds, in 2010 and 2011 will be sold to Mauna Loa at a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009 and expiring on December 31, 2011.  The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the newly acquired IASCO orchards.  The nut purchase price under each of the contracts is $0.77 per WIS SK/DIS pound.  To the extent the Partnership delivers wet in husk nuts, a $0.055 per wet-in-shell pound husking charge will be made by Mauna Loa.  Prior to one year before the expiration of each contract, the Partnership and Mauna Loa have agreed to endeavor to renegotiate new three year pricing for that contract.  In the event any nut purchase contract is terminated, the Partnership has the option to require Mauna Loa to use commercially reasonable efforts to process the nuts previously covered under the contract into kernel at a fee equal to Mauna Loa’s average nut processing cost.

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

On January 6, 2006, the Partnership executed a nut purchase contract with MacFarms for the annual delivery of 5.0 to 6.0 million field pounds per annum, effective January 1, 2007 and expiring on December 31, 2011.  The nut price was determined every six months by mutual agreement based on the prevailing market price for kernel from Hawaii and Australia.  The effective price for January — June 2007 was $0.608 and July — December 2007 was $0.494, per WIS SK/DIS pound.  The effective price for January — June 2008 was $0.494 and July — December 2008 was $0.55, per WIS SK/DIS pound.  The effective price for January — June 2009 was $0.615 and July — December 2009 was $0.63 per WIS SK/DIS pound. In connection with the orchard purchased from J.W.A. Buyers in April 2006, the Partnership agreed to sell approximately 100,000 field pounds harvested from this orchard to MacFarms for $0.98 per WIS SK/DIS pound through January 6, 2007.  The Partnership terminated this nut purchase contract on December 22, 2009 due to the failure of MacFarms to perform its obligations under the Agreement.

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central/South America.  For the 2010 crop, Hawaii supplied 14% of the world crop, and Australia, the world’s largest producer, supplied 36%.  In 2010 the Partnership supplied about 38% of the Hawaii crop from orchards it owns or leases and the orchards it farms for others supplied about 17% of the Hawaii crop to processors on Hawaii.    All of the Partnership’s production has historically only been sold to Hawaii processors as shipping the crop to processors outside of Hawaii has not been required nor cost effective.  The processors have the ability to purchase nuts from other local farmers and kernel from local and foreign processors to satisfy their requirements.  Nuts that are not purchased by the local processors would need to be processed into kernel for future sale or sold to a foreign buyer.  This was the case in 2007 and 2008 when the Partnership was not able to sell all of its production and had unsold nuts held in inventory and nuts it had processed into kernel, which the Partnership eventually sold or inventoried for future sale.

Macadamia Farming Segment

Effective August 1, 2010 the Partnership acquired 880 tree acres of macadamia nut orchards from IASCO, which were previously farmed under contract by the Partnership.  The Partnership now farms 5,070 tree acres of macadamia orchards, which it owns, or leases, as well as macadamia orchards owned by other growers (approximately 1,100 acres in 2010, 1,980 acres during 2009, and 2,008 acres in 2008) under farming contracts.

All orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership currently provides services under eleven farming contracts.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs, collect a pro-rata share of indirect costs and overheads, and charge a fee for these services, either as a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.  Approximately 115 acres are farmed under year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016, and contracts for approximately 280 acres expire June 30, 2033.  Each owner is responsible for the sale of the nuts from their orchards and the Partnership will arrange for the nuts to be delivered to the purchaser of the nuts at the owner’s cost.

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

Mechanical harvesting is less costly than hand harvesting; however, mechanical harvesting is possible only where the orchard floor is relatively flat.  Approximately 70% of the orchards in Ka’u, 59% in Keaau and 100% in Mauna Kea are mechanically harvested.  The remaining acres are too uneven for mechanical harvesting and must be harvested by hand.

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

In return, the Partnership is obligated to pay the lessor (the Olson Trust which purchased KACI’s interest) 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of the additional percentage rent paid equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the seller 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due in 2010, 2009 or 2008.

Loan Agreement

On June 30, 2009, the Partnership and the General Partner entered into a Third Amended and Restated Credit Agreement with American AgCredit, PCA.  The agreement provided a maximum revolving loan of $5.0 million with a maturity date of June 29, 2010.  On June 28, 2010, the Partnership and American AgCredit, PCA executed an amendment to the Revolving Loan Promissory Note which extended the maturity of the revolving loan from June 29, 2010 to July 15, 2010.  On July 23, 2010, American AgCredit extended the maturity date of the revolving loan from July 15, 2010 to August 14, 2010.  On August 4, 2010 the Partnership and the General Partner entered into a Fourth Amended and Restated Credit Agreement with American AgCredit PCA.  The agreement extends the maturity date of the revolving loan to July 13, 2012 and provides a maximum revolving loan of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  The Partnership had $3.2 million outstanding on the revolving loan as of December 31, 2010.  There was no balance on the revolving loan as of December 31, 2009.  Advances under the revolving credit facility bear interest at the base rate unless the Partnership elects to convert the rate to a fixed rate in accordance with the provisions of the agreement.  At December 31, 2010, interest on revolving advances was 4.25% per annum.

Also on August 4, 2010, the Partnership executed a 10-year $10.5 million term loan with American AgCredit, PCA.  This loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia nut farming operations of IASCO.  (see Note 3 Acquisition on page 38).  The Partnership paid financing fees of $105,000 for the term loan and $32,500 for the extension of the line of credit facility.  The financing fees will be amortized over the terms of the respective debt agreements. At December 31, 2010, the Partnership had $9,975,000 outstanding on the term loan.  At December 31, 2009 there was a $525,000 outstanding balance under the $600,000 Term Loan Promissory Note entered into with American AgCredit, on June 30, 2009 and a $400,000 outstanding balance under the $4.0 million term loan dated May 1, 2000.  The Partnership paid off the balance of the June 30, 2009 and the May 1, 2000 term loans on January 15, 2010.

The revolving loan and the $10.5 million term loan are secured by all personal and real property owned by the Partnership.  Subject to certain exceptions, the loan agreement restricts the Partnership’s ability to change its capital structure, to make certain investments, loans or advances, to incur indebtedness, create liens, sell assets, or take certain other actions.  The Partnership is also prohibited from making any payments or other distributions in respect of any Partnership interest in the Partnership or to acquire a

Partnership interest or to make any payments or contributions to any partner except in exchange for reasonably equivalent value.  The Partnership’s minimum tangible net worth is required to be $41.0 million increased dollar for dollar by the amount of positive consolidated net income of the Partnership after January 1, 2010.  The Partnership is required to have consolidated trailing twelve month EBITDA of not less than $1.5 million at the end of each quarter commencing as of June 30, 2010. The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant.  On March 7, 2011, the lender provided a waiver to the loan covenant for the year ended December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable. Also, on March 7, 2011 the lender provided an amendment to the revolving loan to maintain the maximum revolving loan of $5.0 million through July 13, 2012. For further information, see Note 8 to the Consolidated Financial Statements of the Partnership.

Employees.  As of December 31, 2010, the Partnership employed 270 people, 192 of which were seasonal employees.  Of the total, 20 are in farming supervision and management, 237 in production, maintenance and agricultural operations, and 13 in accounting and administration.

The Partnership is a party to two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts expire on May 31, 2011. Although, the Partnership believes that relations with its employees and the ILWU are good, there is no assurance that the Partnership will be able to extend these agreements on terms satisfactory to it when they expire.

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

As discussed below, macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.3% in 2010, 0.4% in 2009, and 0.1% in 2008. Both crop and tree insurance are in place to help protect the Partnership against significant and catastrophic losses.

Dependence Upon Single Nut Purchaser.  Since 2010, the Partnership has relied upon a single customer, Mauna Loa, to purchase all of the nuts that it produces under various nut purchase agreements, which require the Partnership to sell and Mauna Loa to buy all of the Partnership’s production of macadamia nuts at various prices. Any disruption of that relationship could significantly adversely affect the Partnership. The Partnership relies on Mauna Loa’s timely performance and payment under the nut purchase agreements for all of its revenues from the sale of nuts.  If the buyer breached its obligation to pay for the macadamia nuts delivered, the Partnership would suffer substantial financial difficulty since its major source of revenue will have ceased. The Partnership would need to seek another buyer for all or some of the nuts. In the short run, it is unlikely that the Partnership would be able to find another buyer for a large quantity of nuts to replace Mauna Loa since there is a limited number of buyers for nuts in Hawaii. It is possible that the Partnership would not be able to find any customer to replace Mauna Loa or that if it was able to find purchasers for some or all of the nuts that such sales would not be able to be made at the same terms or price or for amounts that would cover the costs of the Partnership’s production of such nuts. If Mauna Loa were late in making payments to the Partnership, it could stop the delivery of macadamia nuts to it. However, if the wet in shell macadamia nuts are not husked and processed within a limited amount of time they will deteriorate and have no further commercial value to the Partnership. Accordingly, any cessation of shipments is only a short term response.  Since the Partnership does not have the facilities to process its nuts, the loss of this customer could result in its inability to preserve commercial value in its nut production until alternatives, if any, were found.

Nut Purchase Agreements.  The Partnership has several nut purchase agreements with Mauna Loa. One nut purchase contract covers all of its production, other than the IASCO orchards, during 2011 and provides for a fixed price. There are three agreements requiring the purchase of nuts from the IASCO Orchards and they expire in 2029, 2078 and 2080 and provide for market determined prices. For the orchards other than the IASCO Orchards, commencing in 2012, approximately one third of the production is covered by a one year agreement, one third by a two year agreement and one third by a three year agreement all at a fixed price. Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise but they provide protection against adverse decline in market prices. A market price mechanism subjects the Partnership to the risk of a decline in world macadamia nut prices, which may or may not result in a price which covers the Partnership’s cost of production. The limited terms of the agreements for non IASCO orchards subject the Partnership to the risk that if the agreements are not renewed, it will not have a buyer for a portion of its nuts and to the risk that any negotiated renewal could result in less advantageous terms to the Partnership. The Partnership’s ability to renew or obtain waivers under its credit facilities is highly dependent upon the continued existence of its nut purchase agreements and their timely performance by Mauna Loa.  Accordingly, the failure to maintain nut purchase agreements with Mauna Loa for its production in the future, would significantly affect the Partnership’s ability to secure the necessary funds to finance its current working capital needs. For further information see “BUSINESS OF THE PARTNERSHIP Owned-Orchard Segment Nut Purchase Contracts.”

Loan Agreement Restrictions.  The Partnership relies on external loan financing, currently being provided by a Credit Agreement with American Ag Credit Capital Markets through a revolving loan and a term note.  This loan contains various terms and conditions, including financial ratios, covenants and is secured by all of the real and personal property of the Partnership.  The term loan matures on July 1, 2020.  The revolving loan matures on July 13, 2012.  This Credit Agreement prohibits distributions to partners without the prior consent of the lender.  On multiple occasions during the last several years and as recently as the end of 2010, the Partnership has failed to comply with various covenants or financial ratios under its loan agreements, but has been able to obtain waivers or modifications of the agreement to avoid a default. If the Partnership is unable to meet the terms and conditions of its lending arrangements or is unable to obtain waivers or modifications of such lending arrangements, it could be in default of its loan agreements and the lender would be able to accelerate the obligations and realize on the collateral securing the indebtedness.  There is no assurance that the Partnership will be able to comply with its loan facilities or obtain waivers or modifications in the future to avoid a default. For further information see “BUSINESS OF THE PARTNERSHIP Loan Agreement.”

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

Tree losses may occur due to a problem known as “Macadamia Quick Decline” (“MQD”).  Research at the University of Hawaii indicates that this affliction is due to Phytophthora capsici which is associated with high moisture and poor drainage conditions.  Both the Keaau and Mauna Kea Orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 0.7% in 2010, 0.9% in 2009 and 0.2% in 2008.

Macadamia trees and production may also be affected by insects and other pests.  The Southern Green Stink Bug disfigures the mature kernel and contributes to a historical loss of nuts of 1.2%.  Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels.  An insect known as the Koa Seed Worm (“KSW”) causes fully sized nuts to fall that have not completed kernel development.  The affect of the KSW contribute to an average loss of nuts of 4.0%.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Nut damage caused by the TNB is not recorded as a defect by the current processor.  However, field surveys indicate that nut losses attributed to TNB was less than 1% in 2010.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

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

Insurance.  The Partnership obtains tree insurance each year under a federally subsidized program.  The tree insurance for 2011 provides coverage up to a maximum of approximately $14.9 million against catastrophic loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2010-2011 crop year and provides coverage up to a maximum of approximately $12.4 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.

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

Year	Ka’u	Keaau	Mauna Kea
2006	70.9”	138.7”	178.3”
2007	37.8”	126.7”	158.3”
2008	44.7”	136.2”	125.4”
2009	43.0”	132.8”	147.0”
2010	17.1”	65.8”	96.3”

During 2010, the Ka’u, Keaau and Mauna Kea areas recorded 43%, 52% and 69%, respectively, of the normal average annual rainfall in their area of the island.

Water Supply for Irrigation.  With the May 2000 acquisition of the farming business, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  The Sisal Well is situated on land owned by Mauna Kea Agribusiness Company, Inc. (“MKACI”).  On May 1, 2000, the Partnership entered into a license agreement with MKACI, which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is One Dollar.  The license agreement terminates on June 30, 2045 or earlier if the May 1, 2000 lease between Partnership and KACI is terminated by mutual consent.

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

In August 2010 the company purchased the macadamia nut orchards, land and assets used in connection with macadamia nut farming operation from IASCO.  Included in the assets is an irrigation well (the “Palima Well”) that supplies water for the IASCO orchards, orchards owned by New Hawaii Macadamia Nut Co. (“NHMNC”), and trees owned by ML Macadamia Orchards, L.P. on leased land from the State of Hawaii.  Under a prior agreement with IASCO, NHMNC received a portion of the water pumped out of the Palima Well and ML Macadamia Orchards, L.P., as the new owner of this well, is obligated to continue this service.  The well provides supplemental irrigation and is generally sufficient, assuming average levels of rainfall, to sustain nut production at historical norms.  Without irrigation, diminished yields are expected.

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

Significant influence over our affairs may be exercised by substantial Class “A” unit holders.  As of March 7, 2011, the Class “A” unit holders holding more than 5% of the units are Fred and Mary Wilkie Ebrahimi (approximately 39.6% beneficial ownership), Barry W. Blank Living Trust (approximately 7.8% beneficial ownership) and Leap Tide Capital Management, Inc. (approximately 6.3% beneficial ownership).  Fred and Mary Wilkie Ebrahimi or the collaboration of the principal shareholders would have the ability to control or block approval of any transactions, including modifications to the partnership agreement that may be sought without their support.  Also, the significant concentration of shareholding may deter persons desiring to make bids to acquire the company, since they may not be able to do so without the cooperation of these principal shareholders.  Effective October 1, 2009 Bradford C. Nelson was elected as a director of the Partnership.  Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc., a company owned by Mr. Fred Ebrahimi, since January 2007 and has served as an officer and director of a group of companies in the United States of America, Europe and Asia owned by the Ebrahimi family since 2002.

Holders of Class “A” units of the Partnership have limited voting rights.  Our unit holders have limited voting rights on matters affecting the Partnership’s business, which may have a negative effect on the price at which the Partnership’s units trade.  In particular, the unit holders did not elect the directors of the general partner.  Furthermore, if unit holders are not satisfied with the performance of the directors they may find it difficult to remove any or all of the directors as the Partnership Agreement requires a vote of at least 66 2/3% of the outstanding units to remove the General Partner.

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

The book and tax treatment of the units have changed over the years and at this time for tax purposes the unit holder will experience higher earnings or lower loss compared to the income determined under GAAP.  Furthermore, given the Partnership’s current financing agreement, unit holders should not expect to receive any distributions from their units and, thus, will have to bear tax liability on any income allocable to them.

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

ITEM 2.  PROPERTIES

Location.  The Partnership owns or leases approximately 5,070 tree acres of macadamia orchards on the island of Hawaii.  The orchards are located in three areas: Ka’u, Keaau and Mauna Kea.  The Ka’u area is located in the south part of the island about fifty miles from Hilo.  The Keaau area is located six miles south of Hilo on the east side of the island, and the Mauna Kea area is located three miles north of Hilo on the east side of the island.

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

Macadamia orchards normally reach peak production after fifteen to eighteen years of age.  All of the 5,070 tree acres of macadamia orchards owned or leased by the Partnership are over twenty years of age.  Up to 1% of trees is lost to various causes each year and are replaced as determined by management.

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage.  However, short droughts and occasional flooding have occurred.  At Mauna Kea, normal rainfall is adequate without irrigation and the volcanic soil provides adequate drainage.  In the event of a very long drought, production at Keaau and Mauna Kea might be affected.  At Ka’u, located on the drier side of the island, the rainfall averages are substantially less than at Keaau, particularly at the lower elevations.  Approximately 672 acres at the lower elevations of Ka’u are irrigated from the Sisal Well which provides additional water when required.  The Palima Well provides irrigation for approximately 679 tree acres of IASCO orchards which are located in Ka’u. Under extremely dry conditions at Ka’u, such as a prolonged drought, irrigation is not sufficient, and production and quality will be adversely affected.

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and lease rents:

		Tree		Lease	Min. Rent
Orchard	Acquired	Acres	Tenure	Expiration	per Annum

Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
“	June 1986	500	Leasehold (1)(4)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)(5)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)(6)	2034	$24,945
“	Oct. 1989	175	Leasehold (1)(7)	2028	$17,314
“	Oct. 1989	26	Leasehold (3)(7)	2029	$2,915
“	Oct. 1989	186	Leasehold (1)(7)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)(6)	2034	$24,453
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold (1)(8)	2045	$10,224
Ka’u 715/716	April 2006	21	Fee Simple
IASCO I	Aug. 2010	412	Fee Simple
IASCO II	Aug. 2010	468	Fee Simple
Total acres		5,070

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

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership.  Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.  For additional information, see “Stabilization Payments” on page 7.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the OTC (symbol = NNUT).  There were 3,488 registered holders of Class A Depositary Units on December 31, 2010.

Distributions declared and high and low bid prices on the OTC are shown in the table below:

	Distribution	High	Low
2010:
4th Quarter	$0.000	3.00	2.40
3rd Quarter	0.000	2.85	2.31
2nd Quarter	0.000	2.89	2.33
1st Quarter	0.000	2.49	2.20

2009:
4th Quarter	$0.000	2.50	2.05
3rd Quarter	0.000	2.50	2.00
2nd Quarter	0.000	2.50	1.71
1st Quarter	0.000	2.49	1.65

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ML Macadamia Orchards, L.P., the Russell 2000 Index

and a Peer Group

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

The peer group index is composed of the following issuers Cedar Fair LP, Plum Creek Timber Company, Pope Resources Depositary Receipts of Limited Partner Units, and Terra Nitrogen Company LP.

Restrictions on Cash Distributions

Cash distributions to partners are prohibited under the Partnership’s Credit Agreement with American AgCredit Capital Markets, unless approved by the lender.  No distributions to unit holders have been made since 2007.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2010	2009	2008	2007	2006
Financial:
Total revenue	$15,300	$16,418	$17,536	$11,330	$17,072
Net cash provided (used) by operating activities (1)	(212)	2,553	2,774	(3,942)	8,241
Income (loss) before taxes	(1,466)	257	117	(4,008)	904
Net income (loss)	(1,487)	195	68	(3,965)	804
Distributions declared	—	—	—	1,350	1,500
Total working capital	(534)	2,568	1,065	(199)	3,882
Total assets	58,159	47,131	47,647	50,788	53,963
Long-term debt, non current	8,925	375	400	800	1,200
Total partners’ capital	42,067	43,526	43,179	43,312	48,623
Class A limited partners’ capital	42,073	43,560	43,365	43,297	48,612
Net cash flow as defined in the partnership agreement (2)	(526)	1,679	1,618	(2,437)	2,323

Per Class A Unit (3):
Net income (loss)	(0.20)	0.03	0.01	(0.53)	0.11
Net cash flow as defined in the partnership agreement (2)	(0.07)	0.22	0.22	(0.32)	0.31
Distributions	0.00	0.00	0.00	0.18	0.20
Partners’ capital	5.61	5.81	5.78	5.77	6.48

(1)          See “Statements of Cash Flows” in the consolidated financial statements for method of calculation.

(2)          See Footnote 6 in the notes to consolidated financial statements for method of calculation.

(3)          7,500,000 Class A Units were authorized, issued and outstanding for all periods presented.

The Partnership’s financial condition at December 31, 2010 is not necessarily comparable to the Partnership’s financial condition in the other years as set forth in the table above due to the acquisition of real property and assets from IASCO on August 1, 2010.  The acquisition resulted in additional interest expense, a non-cash impairment charge of $306,000, a bargain purchase price gain of $120,000, a $426,000 charge of deferred farm costs and approximately $211,000 in acquisition costs.  Effective as of the acquisition date, the sales of nuts grown in these orchards are recorded as macadamia nut revenue and related costs are reported as cost of goods sold.  Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass through of farming cost plus a management fee.  The contract farming revenue and cost of contract farming services relating to the IASCO orchards are eliminated as of the acquisition date.

In 2007, the Partnership was unable to sell all of its production which materially affects the comparability of the financial data for 2007 with the other years as set forth in the table above.  Refer to Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations, Owned-Orchard Segment — Nut Revenue and Owned-Orchard Segment — Cost of Goods Sold.

Contractual obligations as of December 31, 2010 for the Partnership are detailed in the following:

Payments Due by Period

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and interest	$13,082,000	$1,667,000	$3,130,000	$2,856,000	$5,429,000
Operating leases	2,534,000	137,000	255,000	252,000	1,890,000
Total	$15,616,000	$1,804,000	$3,385,000	$3,108,000	$7,319,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Effective August 1, 2010, the Partnership acquired from IASCO, a major farming contract customer, certain real property and assets used in connection with the macadamia nut farming operations on the property, for $12.5 million.  The real property consists of approximately 4,843 acres of land in the Ka’u district which includes approximately 1,100 acres of macadamia nut tree orchards, of which 880 acres are actively farmed, approximately 2,750 acres of undeveloped lava rock land and other miscellaneous property.  The purchase also includes a well site, related pumps and engines, and in-field irrigation system for approximately 80% of the macadamia orchards.  As a result of the purchase, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the orchards must be sold to and are required to be purchased by Mauna Loa Macadamia Nut Corporation. The agreements are long term agreements which expire in various dates through 2080.  Prior to the acquisition of the orchards from IASCO, the Partnership provided farming services for these orchards under standard nut farming agreements. The annual farming services provided to IASCO generated approximately 50% to 55% of the Partnership’s total annual contract farming revenue.

The asset purchase agreement with IASCO includes a three year option allowing IASCO to reacquire the 2,750 acres of undeveloped lava rock land for $1.0 million.  If the parcel is reacquired and sold by IASCO the first $500,000 in excess of $1.0 million exercise price will be retained by IASCO, with any amount in excess of $1.5 million being split equally between IASCO and the Partnership.  If the option is sold by IASCO, it will receive the first $500,000 from such sale and the balance will be split equally between IASCO and the Partnership.  If the option is not exercised within a three year period it will expire.

The Partnership’s financial condition at December 31, 2010 is not necessarily comparable to the Partnership’s financial condition in the previous years due to the acquisition of real property and assets from IASCO on August 1, 2010.  Effective as of the acquisition date, the sales of nuts grown in these orchards are recorded as macadamia nut revenue and related costs are reported as cost of goods sold.  Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass through of farming cost plus a management fee.  The contract farming revenue and cost of contract farming services relating to the IASCO orchards are eliminated as of the acquisition date.

Results of operations — 2010, 2009 and 2008

Owned-Orchard Segment - Production and Yields

Production and yield data for the eleven orchards are summarized below (expressed in field pounds):

			2010	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2010	2009	2008
Keaau I	June 1986	1,467	6,600,507	4,499	3,997	3,957
Keaau II	Oct. 1989	220	668,672	3,039	2,077	2,652
Keaau Lot 10	Sept. 1991	78	252,473	3,237	2,153	2,820
Ka’u I	June 1986	956	4,223,062	4,417	6,668	7,085
Ka’u Green Shoe I	Dec. 1986	266	906,963	3,410	6,326	5,775
Ka’u II	Oct. 1989	714	3,169,161	4,439	5,943	5,747
Ka’u O	May 2000	142	587,452	4,137	5,100	6,774
Ka’u 715/716	Apr. 2006	21	66,312	3,158	5,740	5,045
Mauna Kea	Oct. 1989	326	1,407,979	4,319	3,108	4,892
Subtotal (except yields which are averages)		4,190	17,882,581	4,268	4,928	5,175
Orchards acquired
(August 1 to December 31, 2010 only)
IASCO I	Aug. 2010	412	1,662,585	4,035	—	—
IASCO II	Aug. 2010	468	1,022,010	2,184	—	—
Totals (except yields which are averages)		5,070	20,567,176	4,057	4,928	5,175

The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Excluding production from the newly acquired IASCO orchards, the production in 2010 was 13.4% lower than 2009 and 17.5% lower than 2008.  Including the 2.7 million field pounds reported from the IASCO orchards for the five months ended December 31, 2010, the Partnership’s production in 2010 was 0.4% lower than 2009 and 5.2% lower than 2008.  The average annual production from the IASCO orchards over the most recent ten year period is 4.8 million field pounds.  Production in 2009 was 4.8% lower than 2008 and 3.8% higher than 2007. Significant factors affecting the crop were as follows:

1.  A transition from an El Nino to La Nina weather phenomena contributed to a persistent drought in the Ka’u region from June 2009 through November 2010 which had a negative impact on flower and nut development and reduced production in the spring and fall of 2010.  The total rainfall recorded during this 18 month period was 16.7”, 26.2% of the historical average of 63.7”.

2. By contrast, the low rainfall recorded at the normally wet Keaau orchards during the flower season in the spring of 2010 contributed to above normal pollination and nut-set.  Although, rainfall in this area was below normal, it was sufficient with adequate sunlight to sustain nut development and a resultant above average nut production in 2010.

3.  Production at the Mauna Kea orchards under slightly wetter conditions than Keaau was at historical norm in 2010.

4.  The improved yields at Keaau was not sufficient to offset the below average yields at Ka’u.

5.  The abbreviated flower season in 2008 substantially reduced nut production in spring 2009.  Inclement weather at Keaau in February 2009 to April 2009 contributed to poor pollination and nut-set that resulted in a fall of 2009 production that was 4% less than the fall of 2008 production.

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yield per acre and the nut purchase price.  The Partnership recorded nut revenue from the IASCO orchards effective August 1, 2010, the date of the Partnership’s acquisition of these orchards.  The first table below presents the comparison of revenues for the years ended December 31, 2010, 2009 and 2008 without the nut revenues from the IASCO orchards.  This table is presented to compare the production and revenue generated in 2010 from the corresponding orchards represented by the production and revenue reported in 2009 and in 2008. The second table includes nut revenue generated by the IASCO orchards and represents the total nut revenue recorded by the Partnership.

Macadamia Nut Sales for the Year

Ended December 31, 2010, 2009, 2008

(excluding sales from IASCO orchards acquired Aug. 1, 2010)

	2010	2009	2008
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contract Based on Adjusted WIS Pounds	2010- 2009 Change	2009- 2008 Change
WIS pounds	17,883	20,648	21,684	-13%	-5%
Adjustment for WIS @ 20% SK/DIS @ 30%	(3,493)	(2,750)	(3,612)	+27%	-24%
Contract pounds	14,390	17,898	18,072	-20%	-1%
Nut price (per pound)	0.7300	0.6687	0.6310	+9%	+6%
Net nut sales ($000’s)	$10,505	$11,968	$11,404	-12%	+5%
Prior year nut revenue adjustment	4	—	—	+100%	—
Kernel sales from inventory	—	199	2,011	-100%	-90%
Total nut sales ($000’s)	$10,509	$12,167	$13,415	-14%	-9%

Price per WIS pound (Net nut sales)	$0.5875	$0.5796	$0.5259	+1%	+10%

Macadamia Nut Sales for the Year

Ended December  31, 2010, 2009, 2008

	2010			2009	2008
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Combined Contracts	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contract Based on Adjusted WIS Pounds	2010- 2009 Change	2009- 2008 Change
WIS pounds	17,883	2,684	20,567	20,648	21,684	0%	-5%
Adjustment for WIS @ 20% SK/DIS @ 30%	(3,493)	0	(3,493)	(2,750)	(3,612)	+27%	-24%
Contract pounds	14,390	2,684	17,074	17,898	18,072	-5%	-1%
Nut price (per pound)	0.7300	0.6405	0.7159	0.6687	0.6310	+7%	+6%
Net nut sales ($000’s)	$10,505	$1,719	$12,224	$11,968	$11,404	+2%	+5%
Prior year nut revenue adjustment	4	—	4	—	—	+100%	—
Kernel sales from inventory	—	—	—	199	2,011	-100%	-90%
Total nut sales ($000’s)	$10,509	$1,719	$12,228	$12,167	$13,415	+1%	-9%

Price per WIS pound (Net nut sales)	$0.5875	$0.6405	$0.5945	$0.5796	$0.5259	+3%	+10%

The nut revenue reported from the IASCO orchards is based on production in the five month period ended December 31, 2010.  If the Partnership had acquired the IASCO orchards on January 1, 2010, the Partnership estimates that the total nut revenue from the IASCO orchards for the twelve month period ended December 31, 2010 would have been $2.4 million based on 3.7 million pounds produced from the orchards in 2010.

In 2007, to prevent its unsold production from deteriorating, the Partnership engaged a processor to process approximately 5.6 million pounds of nuts so that these nuts could be maintained in inventory by the Partnership for subsequent sale.  In 2008, nut sales increased significantly with the sale of approximately $2.0 million of the 2007 production.  In 2009, kernel sales from inventory were approximately $199,000.   Approximately 52,000 pounds of remaining kernel inventory were determined to be unsalable and were written off in 2009.

Owned-Orchard Segment - Cost of Goods Sold

Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

The Partnership’s unit costs (expressed in dollars per contract pound) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of contract pounds of macadamia nuts produced by that orchard and are summarized below ($/lb.):

		Cost per pound
Orchard	Acquired	2010	2009	2008
Keaau I	June 1986	0.6321	0.6957	0.6550
Keaau II	Oct. 1989	0.8877	1.2049	0.8879
Keaau Lot 10	Sept. 1991	0.6384	0.9134	0.6026
Ka’u I	June 1986	0.8966	0.5306	0.5437
Ka’u Green Shoe I	Dec. 1986	0.6458	0.4209	0.3946
Ka’u II	Oct. 1989	0.6992	0.4513	0.4625
Ka’u O	May 2000	0.7096	0.4647	0.4170
Ka’u 715/716	April 2006	0.5609	0.3344	0.3110
Mauna Kea	Oct. 1989	0.7342	1.0124	0.7156
IASCO I	Aug. 2010	0.5423
IASCO II	Aug. 2010	0.4962

All Orchards		0.6949	0.5836	0.5610

Cost of goods sold was $1.4 million higher in 2010 than 2009.  Cost of goods sold was $159,000 lower in 2009 than 2008 and cost of goods sold was $1.4 million higher in 2008 than 2007.  In 2009 the Partnership incurred costs relating to the sale of kernels which are not included in the cost of goods sold for contract pounds as discussed above.   The cost per pound in 2010 was 19.0% higher than 2009 due to lower production and lower nut recovery from the Ka’u orchards, exclusive of the IASCO orchards, in 2010. The volume of nuts produced is a significant factor in the cost per pound.  The higher cost per pound in 2010 is the result of the lower nut production which spread the costs over less pounds. The cost per pound in 2009 was 4.0% higher than 2008 and the cost per pound in 2008 was 18.0% lower than 2007. The higher cost of goods sold in 2010 compared to 2009 is mainly due to $1.4 million in farming costs associated with the IASCO orchards which the Partnership acquired in August 2010, and higher irrigation costs partially offset by lower fertilizer costs. The Partnership anticipates the acquired IASCO orchards have the potential, under favorable growing conditions, to produce on a full year basis approximately 5 million pounds of macadamia nuts which, at current nut prices and cost of nut sales, would result in nut revenue of approximately $3.5 million with cost of nut sales of approximately $2.0 million including depreciation, general and administrative costs.  Also, the Partnership anticipates debt interest cost of approximately $700,000 in 2011, related to the IASCO acquisition. The lower cost of goods sold in 2009 compared to 2008 is the result of lower production and no nut-in-shell cost of sale in 2009.  The higher cost of goods sold in 2008 as compared to 2007 are primarily the result of the Partnership selling all of the 2008 production compared to 2007 when 5.9 million field pounds were processed into kernel; the increase in production by 1.8 million field pounds and the $104,000 write off of tree inventory in 2008 compared to no tree inventory write off in 2007. The lower cost per pound in 2008 is a result of higher production and higher recovery under the terms of the nut purchase agreements.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately twenty farming contracts (currently eleven contracts) to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee or fixed fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $3.1 million in 2010, $4.3 million in 2009, and $4.1 million in 2008. The 2010 farming service revenues were $1.2 million lower compared to 2009 due to the elimination of the IASCO farming service contracts on July 31, 2010. The Partnership estimates the reduction of total farming services revenue on a full year basis by approximately 50% to 55% due to the elimination of the IASCO farming service contracts. The 2009 farming service revenues were $200,000 higher compared to 2008.  The IASCO farming service contracts were eliminated when the Partnership purchased the macadamia nut orchards from IASCO on August 1, 2010, thus reducing the Partnership’s total acres under farming contracts from 1,980 to 1,100 acres.   Approximately 115 acres are year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016 and contracts for approximately 280 acres expire June 30, 2033.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $2.9 million in 2010, $3.8 million in 2009, and $3.8 million in 2008.  These costs were all reimbursed to the Partnership under the terms of the farming contracts.  The $1.0 million decrease in the cost of contract farming services is also related to the elimination of the IASCO farming contracts. The Partnership estimates the reduction of the total cost of farming services on a full year basis by approximately 50% to 55% due to the elimination of the IASCO farming service contracts.

General and Administrative Costs

General and administrative expenses are comprised of pro-rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

General and administrative costs for 2010 include the non-recurring costs relating to the acquisition of IASCO of approximately $211,000.  These costs were more than offset by lower fees related to tax preparation and related services and lower salaries and audit fees due to the exemption from the Sarbanes-Oxley internal control audit which resulted in $116,000 lower general and administrative costs in 2010 compared with 2009.  General and administrative costs for 2009 were $17,000 higher than 2008.

Interest Income and Expense

The Partnership recorded interest expense of $369,000 in 2010, $98,000 in 2009, and $289,000 in 2008.  The interest relates to (1) the long-term loans used to acquire the farming operations from CBCL and the asset purchase of the macadamia nut farming operations of IASCO, (2) capitalized equipment leases, (3) an equipment financing loan, (4) interest expense on a revolving line of credit and (5) insurance financing costs. The increase in interest expense in 2010 compared with 2009 is attributable to a higher average outstanding balance on the revolving line of credit in 2010 and the $10.5 million term loan executed on August 4, 2010.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  There was no interest earned in 2010.  Interest was earned in the amount of $5,000 in 2009 and $14,000 in 2008.

Other Income

Other income recorded in 2010 includes $303,000, net of general excise tax, in crop insurance claims, the IASCO asset bargain purchase price gain of $120,000, and $7,000 in distributions from American AgCredit, PCA.  The Partnership also recorded an impairment loss of $306,000 due to the elimination of the IASCO farming contracts. Other income of $498,000 was recorded in 2009 and includes $157,000 in crop insurance proceeds, $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc., $17,000 in distributions from American AgCredit, PCA and $7,000 from the gain on sale of farm equipment. Other income of $896,000 was recorded in 2008 of which $883,000 was from crop insurance and $13,000 from a distribution from American AgCredit.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax expense was $21,000 in 2010, $62,000 in 2009 and $49,000 in 2008.

Liquidity and Capital Resources

The Partnership incurred a net loss of $1.5 million and had net cash used by operations of $212,000 during 2010.  Net cash used by operations was $212,000 in 2010 compared to net cash provided by operations of $2.6 million in 2009.  The significant decrease of $2.8 million in operating cash flows is mainly attributable to lower nut sales due to lower production and lower nut recovery from the MLP orchards, exclusive of the newly acquired IASCO orchards.  The lower contract farming service revenue of $1.2 million in 2010, due to the elimination of the IASCO farming contracts, was offset by the nut revenue of $1.7 million generated by the production from the IASCO orchards acquired by the Partnership in August 2010.  The Partnership paid more interest in 2010 than in 2009 which also contributed to the decrease in operating cash flows in 2010. The Partnership recorded net income of $195,000 and had cash flows from operations of $2.6 million during 2009 and had working capital of $2.6 million at December 31, 2009.  Net cash provided by operations was $2.6 million in 2009 compared to net cash provided by operations of $2.8 million in 2008.  The decrease of $200,000 is the net result of less crop insurance proceeds, less interest paid and the settlement proceeds received from Hamakua Macadamia Nut Company, Inc. in 2009.

At December 31, 2010 the Partnership’s working capital was a negative $534,000 and its current ratio was 0.91 to 1, compared to working capital of $2.6 million and a current ratio of 2.45 to 1 at December 31, 2009 and working capital of $1.1 million and a current ratio of 1.44 to 1 at December 31, 2008.

In 2010, the decrease in working capital compared to 2009 was the result of lower revenue, increased short-term borrowing and long-term debt, and higher interest expense.   In 2009, the increase in working capital compared to 2008 was primarily due to the reduction of short-term borrowing, crop insurance receipt and the settlement received from Hamakua Macadamia Nut Corporation.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2008.  Effective March 14, 2008, the amended agreement reduced the maximum borrowing on the revolving line of credit from $5.0 million to $4.5 million, established a quarterly covenant based upon EBITDA, prohibited declaration and payment of further restricted payments in 2008, established a minimum tangible net worth of $41.0 million effective December 31, 2008 and required the Partnership to provide additional security in the form of a mortgage or deed of trust on real property.  On July 8, 2008, the Partnership executed a Second Amended and Restated Credit Agreement with American AgCredit Capital Markets.  The Second Amended and Restated Credit Agreement increased the maximum borrowing on the revolving line of credit from $4.5 million to $6.0 million, and allowed no payments of distributions to partners through June 30, 2009.  On June 30, 2009, the Partnership executed a Third Amended and Restated Credit Agreement with American AgCredit, PCA which replaced the prior credit agreement and provided the Partnership with a $5.0 million revolving line of credit.  The Third Amended and Restated Credit Agreement continued the terms and conditions of the Second Amended and Restated Credit Agreement with the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants.  The minimum tangible net worth amount was required to be $41,068,000 and increased dollar for dollar by the amounts of positive consolidated net income of the Partnership beginning the first day of fiscal year 2009 and thereafter.  The Partnership is required to have consolidated trailing twelve month EBITDA of not less than $1.5 million at the end of each quarter commencing as of September 30, 2009.  As of December 31, 2009, the Partnership was in compliance with this loan agreement.  On June 28, 2010, the Partnership and American AgCredit, PCA executed an amendment to the Revolving Loan Promissory Note which extended the maturity of the Revolving Note from June 29, 2010 to July 15, 2010.  On July 23, 2010, American AgCredit extended the maturity date of the Revolving Loan Promissory Note from July 15, 2010 to August 14, 2010.  On August 4, 2010 the Partnership entered into a Fourth Amended and Restated Credit Agreement with American AgCredit PCA.  The agreement extends the maturity date of the Revolving Note to July 13, 2012 and provides the maximum revolving loan of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  The Fourth Amended and Restated Credit Agreement continued the terms and conditions of the Third Amended and Restated Credit Agreement with the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants.  The Partnership’s minimum tangible net worth is required to be $41.0 million increased dollar for dollar by the amount of positive consolidated net income of the Partnership after January 1, 2010.  The Partnership is required to have consolidated trailing twelve month EBITDA of not less than $1.5 million at the end of each quarter commencing as of June 30, 2010.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant. On March 7, 2011, the lender provided a waiver to the loan covenant for the year ended December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable. Also, on March 7, 2011 the lender provided an amendment to the revolving loan to maintain the maximum revolving loan of $5.0 million through July 13, 2012.

Capital expenditures in 2010, 2009 and 2008 were $12.1 million, $694,000, and $125,000, respectively.  The increase in 2010 was attributable to the $11.7 million acquisition of land, orchards and irrigation equipment from IASCO and $400,000 for replacement equipment.  The increase in 2009 was attributed to the acquisition of more farming equipment and vehicles than 2008. Capital expenditures planned for 2011 are about $500,000 for normal replacement of farming equipment, and are expected to be financed internally.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving loan. The revolving loan was obtained on May 2, 2000 and expires July 13, 2012.  At December 31, 2010, the Partnership had a cash balance of $245,000 and line of credit drawings outstanding of $3.2 million.  At December 31, 2009, the Partnership had a cash balance of $1.2 million and no drawings on the line of credit.

As a Limited Partnership, we expect to pay regular cash distributions to the Partnership’s unit holders if the cash flow from operations, as defined in the Management Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management and the terms of our borrowing agreements permit us to do so.  Cash distributions would be paid from operating cash flow and / or other resources.  In December 2007, the Partnership declared a distribution of $0.03 per Class A unit (a total of $225,000), which was paid February 15, 2008 to the unit holders of record as of December 31, 2007.  No subsequent distributions have been made because of borrowing agreement restrictions and cash flow from operations.

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

The Partnership recognizes revenue under all of its fixed price contracts using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements.  Additional information can be found in BUSINESS OF THE PARTNERSHIP Nut Purchase Contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  The pricing for the Partnership’s two lease agreements and one license agreement acquired in August 2010 is based on two components:  (1) Mauna Loa’s wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii; and (2) the actual price paid for nuts as quoted in Hawaii Macadamia Nuts Annual Summary published by the United States Department of Agriculture. When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the price for that crop year retrospectively. A $0.25 increase or decrease in USDA nut price would affect the price received by the Partnership by $0.09 per pound WIS under the two lease and one license agreements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners’ capital, and cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary (the “Partnership”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Accuity LLP

Honolulu, Hawaii
March 15, 2011

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$245	$1,243
Accounts receivable	4,322	2,551
Inventory of farming supplies	171	136
Other current assets	389	311
Total current assets	5,127	4,241
Land, orchards and equipment, net	52,359	42,465
Goodwill	—	306
Intangible assets, net	586	21
Other non-current assets	87	98
Total assets	$58,159	$47,131

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$550
Short-term borrowings	3,200	—
Accounts payable	567	295
Accrued payroll and benefits	811	643
Other current liabilities	33	283
Total current liabilities	5,661	1,771
Non-current benefits	439	369
Long-term debt	8,925	375
Deferred income tax liability	1,067	1,090
Total liabilities	16,092	3,605
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,073	43,560
Accumulated other comprehensive loss	(87)	(115)
Total partners’ capital	42,067	43,526
Total liabilities and partners’ capital	$58,159	$47,131

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements

(in thousands, except per unit data)

	December 31,
	2010	2009	2008
Macadamia nut sales	$12,228	$12,167	$13,414
Contract farming revenue	3,072	4,251	4,122
Total revenues	15,300	16,418	17,536
Cost of goods and services sold
Costs of macadamia nut sales	11,860	10,803	12,326
Costs of contract farming services	2,851	3,837	3,805
Total cost of goods and services sold	14,711	14,640	16,131
Gross income	589	1,778	1,405
General and administrative expenses	1,810	1,926	1,909
Operating loss	(1,221)	(148)	(504)
Impairment loss	(306)	—	—
Interest and other income	430	503	910
Interest expense	(369)	(98)	(289)
Income (loss) before tax	(1,466)	257	117
Income tax (expense)	(21)	(62)	(49)
Net income (loss)	$(1,487)	$195	$68

Net cash flow (as defined in the Partnership Agreement)	$(526)	$1,679	$1,618

Net income (loss) per Class A Unit	$(0.20)	$0.03	$0.01

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$(0.07)	$0.22	$0.22

Cash distributions per Class A Unit	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	December 31,
	2010	2009	2008

Partners’ capital at beginning of period:
General partner	$81	$81	$81
Class A limited partners	43,560	43,365	43,297
Accumulated other comprehensive loss Pension and severance obligations	(115)	(267)	(66)
	43,526	43,179	43,312

Allocation of net income (loss):
General partner	—	—	—
Class A limited partners	(1,487)	195	68
	(1,487)	195	68

Cash distributions paid and / or declared:
General partner	—	—	—
Class A limited partners	—	—	—
	—	—	—

Accumulated other comprehensive loss
Change in pension and severance obligations	28	152	(201)
	28	152	(201)

Comprehensive income	(1,459)	347	(133)

Partners’ capital at end of period:
General partner	81	81	81
Class A limited partners	42,073	43,560	43,365
Accumulated other comprehensive loss	(87)	(115)	(267)
	$42,067	$43,526	$43,179

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	December 31,
	2010	2009	2008
Cash flows from operating activities:
Cash received for goods and services	$13,839	$16,983	$18,082
Cash paid to suppliers and employees	(13,537)	(14,247)	(15,033)
Income tax paid	(145)	(90)	—
Interest received	—	5	14
Interest paid	(369)	(98)	(289)
Net cash provided by (used in) operating activities	(212)	2,553	2,774

Cash flows from investing activities:
Proceeds from sale of equipment	—	7	—
Capital expenditures	(399)	(694)	(100)
Acquisition of IASCO	(200)	—	—
Net cash used in investing activities	(599)	(687)	(100)

Cash flows from financing activities:
Proceeds from drawings on line of credit	3,800	2,200	2,900
Proceeds from long term borrowing	—	600	—
Loan fees paid	(137)	(34)	(21)
Repayment of long term debt	(1,450)	(475)	(400)
Repayment of line of credit	(2,400)	(3,100)	(5,000)
Capital lease payments	—	(21)	(4)
Cash distributions paid	—	—	(225)
Net cash used in financing activities	(187)	(830)	(2,750)

Net increase (decrease) in cash	(998)	1,036	(76)
Cash and cash equivalents at beginning of period	1,243	207	283
Cash and cash equivalents at end of period	$245	$1,243	$207

Reconciliation of net income (loss) to net cash Provided by (used in) operating activities:
Net income (loss)	$(1,487)	$195	$68
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,225	1,980	1,956
Goodwill impairment	306	—	—
Gain on acquisition of IASCO	(120)	—	—
IASCO acquisition deferred farming cost expense	426	—	—
Inventory write-off	7	136	172
Gain on sale of capital assets	—	(7)	—
Pension expense	109	113	71
Deferred income tax credit	(23)	(38)	(41)
(Increase) decrease in accounts receivable	(1,771)	74	(350)
(Increase) decrease in inventories	(12)	221	1,539
Increase in other current assets	(62)	(50)	(106)
Increase (decrease) in accounts payable	272	(119)	(217)
Increase (decrease) in accrued payroll and benefits	168	(137)	(268)
Increase (decrease) in current liabilities	(250)	260	(50)
Decrease in non-current benefits payable	—	(75)	—
Total adjustments	1,275	2,358	2,706
Net cash provided by (used in) operating activities	$(212)	$2,553	$2,774

Supplemental schedule of noncash investing and financing activities Acquisition of IASCO financed by debt	$12,300	$—	$—

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Notes to Consolidated Financial Statements

(1) OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the “Partnership”) owns and farms 5,070 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity in Hawaii, which processes the nuts and markets the finished products.  The Partnership farms approximately 1,100 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

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

Liquidity.  The Partnership incurred a net loss of $1.5 million and had net cash used by operations of $212,000 during 2010 and had a working capital deficit of approximately $534,000 at December 31, 2010.  The adverse financial results for 2010 were mainly attributable to lower nut sales due to lower production and lower nut recovery from the Ka’u orchards.  The lower contract farming service revenue in 2010, due to the elimination of the IASCO farming contracts was offset by the nut revenue generated by the production from the IASCO orchards acquired by the Partnership in August 2010.  Increased debt, higher interest expense, lower other income, acquisition costs of $211,000, impairment loss of $306,000 offset by $120,000 IASCO bargain price gain also contributed to the adverse financial results in 2010. The Partnership recorded net income of $195,000, generated operating cash flow of $2.6 million during 2009 and had working capital of $2.6 million at December 31, 2009.  The financial results for 2009 were due to the Partnership selling all of the macadamia nut production at higher prices, the sale of kernel inventory, lower cost of goods sold, lower interest expense, crop insurance proceeds and proceeds from the settlement with Hamakua Macadamia Nut Company, Inc (“Hamakua”).  The crop insurance proceeds and settlement proceeds from Hamakua are reflected as cash received for goods and services in the consolidated statement of cash flows, and was used to service the Partnership’s line of credit.  The Partnership has access to working capital through its line of credit and other borrowing opportunities, if necessary.  However, management feels that the Partnership will be able to generate sufficient cash flows from operations to meet current obligations and debt service requirements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Cash Equivalents.  Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months.  The cash equivalents are not protected by federal deposit insurance.

(b)  Allowance for Doubtful Accounts.  The Partnership reviews the accounts receivable to determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates.  If customer payment timeframes were to deteriorate, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts at December 31, 2010 or 2009.

(c)  Financial Instruments. The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The long-term financial instrument has a fixed interest rate and the fair value compared to carrying value is disclosed.

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

However, the timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred.  For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter.  Management estimates the average cost per pound for each orchard based on the estimated annual costs to farm each orchard and the anticipated annual production from each orchard.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each orchard’s estimated cost per pound by the actual production from that orchard.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is lowest during the first and second quarter of the year.  Deferred farming costs are expensed over the remainder of the year since nut production is highest at the end of the third and fourth quarters.  Management evaluates the validity of each orchard’s estimated cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

(f)  Inventory.  Supplies inventory is relieved on an average cost basis to cost of farming expense as used.  In 2010, the Partnership wrote off $7,000 of tree inventory due to attrition and unsuccessful grafting. There was no write down of supplies inventory in 2009.

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

The impairment of goodwill in the amount of $306,000 was recorded by the Partnership as of the acquisition date of the IASCO orchards.  The elimination of the IASCO farming contract, which represented approximately 50% to 55% of the cash flow of the contract farming segment, resulted in the impairment of goodwill.  The Partnership recorded its estimate of the fair value of remaining goodwill, which was zero, based upon a discounted cash flow analysis using unobservable inputs.

The Partnership recorded $480,000 intangible asset consisting of three nut purchase agreements as a result of the IASCO orchards acquisition.  This intangible asset is being amortized over a ten-year life.

The Partnership paid financing fees of $105,000 for the $10.5 million term loan and $32,500 for the extension of the line of credit facility.  The financing fees will be amortized over the terms of the respective debt agreements.  For further information see “BUSINESS OF THE PARTNERSHIP Loan Agreement.”

(i)  General Excise Taxes.  The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the years ended December 31, 2010, 2009 and 2008, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $53,000, $90,000, and $79,000, respectively.

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

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At December 31, 2010, management believes there were no uncertain income tax positions.  The five tax years in the period ended December 31, 2010 remain open for federal purposes.

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

(n) Net Consolidated Income (Loss) Per Class A Unit.  In 2010, 2009 and 2008 consolidated net income (loss) per Class A Unit was calculated by dividing 100% of Partnership’s consolidated net income (loss) by the average number of Class A Units outstanding for the period.

(o)  Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unit holder sources.  Accumulated other comprehensive loss consists of deferred pension and intermittent severance gains or losses.  At December 31, 2010 and 2009, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Loss in the amount of $87,000 and $115,000, respectively, in deferred pension and intermittent severance loss.

(p)  Reclassifications.  Certain balances have been reclassified to conform to the current and prior year presentation.  These reclassifications had no impact on net income (loss) previously reported.

(q)  Adoption of New Accounting Standards.  In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This accounting standard update, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements  was adopted during the fourth quarter of 2009, and did not have a material impact on the consolidated financial statements.  The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this accounting standard did not have a material impact on the consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The objective of the Update is to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  This accounting standard update was adopted during the fourth quarter of 2010, and did not have a material impact on the consolidated financial statements.

(3) ACQUISITION

Effective August 1, 2010 the Partnership acquired from IASCO certain real property and assets used in connection with the macadamia nut farming operations on the property, for a purchase price of $12.5 million.  The acquisition provides the Partnership with a significant increase in owned orchards.  As a result of the acquisition the Partnership has acquired approximately 1,100 acres of mature macadamia nut orchards, of which 880 acres are currently harvestable, along with the associated infrastructure and equipment necessary to the business of growing macadamia nuts.  The allocations of the purchase price of the acquisition are as follows:

Land	$1,620,000
Orchards	8,640,000
Irrigation equipment	1,408,235
Deferred farm costs	426,149
Intangible asset	480,000
Other assets	45,616
Total assets	$12,620,000
Gain on bargain purchase	120,000
Purchase price	$12,500,000

The intangible asset consists of three nut purchase agreements and is being amortized over a ten-year life.  The $120,000 gain on bargain purchase is the result of the excess of fair value of the acquired assets over the acquisition consideration and is included on the Consolidated Income Statement in “Other income.”

The Partnership funded this acquisition with $10.5 million in proceeds from a ten-year term loan, $1.8 million in borrowings under the Partnership’s revolving credit facility, and $200,000 in cash.  Costs associated with the acquisition of approximately $211,000 are reflected in general and administrative expenses.

Effective as of the acquisition date, the sales of nuts grown in these orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of goods sold.  Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass through of farming cost plus a management fee.  The contract farming revenue and cost of contract farming services relating to the IASCO orchards are eliminated as of the effective date of the Partnership’s acquisition of these orchards.  The elimination of the IASCO farming contract, which represented approximately 50% to 55% of the cash flow of the contract farming segment, resulted in the impairment of goodwill in the amount of $306,000.  The Partnership recorded its estimate of the fair value of remaining goodwill, which was zero, based upon a discounted cash flow analysis using unobservable inputs.  The impairment of goodwill was recorded by the Partnership as of the acquisition date.

The following summarized unaudited pro forma consolidated income statement information assumes that the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial results are presented for informational purposes only and are not necessarily indicative of what our actual results of operations would have been for the periods presented, nor do they represent the results of operations for any future period.

	Pro forma
	Twelve months ended
	December 31,
	(unaudited)
	(in thousands, except per unit data)
	2010	2009
Revenues	$14,697	$17,982
Net income (loss) -includes goodwill impairment of $306	$(1,912)	$229
Net income (loss) per Class A Unit	$(0.25)	$0.03

From the acquisition date through December 31, 2010, the Partnership recognized revenues of $1.7 million and net loss of $186,000, pertaining to the acquired IASCO operations.

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

(a)  Nut Purchase Contracts. The Partnership had one nut purchase contract, two lease agreements and one license agreement with Mauna Loa in 2010.  The addendum to the June 1, 2006 contract, executed on December 22, 2009, provides that all of the macadamia nuts harvested by the Partnership in its existing orchards, estimated to be between 19 to 21 million wet-in-shell pounds, in calendar years 2010 and 2011 will be sold to Mauna Loa at a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.  The two lease agreements and one license agreement acquired by the Partnership with the purchase of the IASCO orchards on August 1, 2010, require that all macadamia nuts produced in the acquired orchards must be sold to and be purchased by Mauna Loa.  The agreements are long term agreements expiring in 2029, 2078 and 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the USDA report.  Under the two lease agreements, the price per pound is determined based on two elements:  (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products.  This wholesale price is adjusted to convert kernel price to a wet-in-shell basis; and (2)  40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the United States Department of Agriculture (“USDA”), for the most current crop year listed.  When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively.  The price per pound under the license agreement is determined in a similar manner as the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. For the period August 1, 2010 to December 31, 2010 the average nut price received by the Partnership was $0.64 per pound; however the final nut price will not be known until the USDA price is released for the crop year ended June 30, 2011.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  The agreements replace the addendum to the 2006 nut purchase contract executed in December 2009 and expiring on December 31, 2011. The new contracts have terms of one, two and three years, respectively, with each agreement providing for the sale of approximately 1/3 of all MLP volume excluding production from the IASCO orchards (or approximately 6.5 million pounds of wet-in-shell nuts annually).The nut purchase price under each of the contracts will be $0.77 per pound on a WIS SK/DIS basis.  The Parties intend to extend the agreements beyond the original terms, but the contracts will terminate on the original expiration dates if the parties are unable to agree on a mutually acceptable price.

(b)  Husking Activities.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  Payments or reimbursements made to Mauna Loa were $451,000 in 2010, $488,000 in 2009, and $528,000 in 2008 for husking as the contracts require that the Partnership will deliver husked nuts.

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

In return, the Partnership is obligated to pay the owner 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay the owner 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due for 2010, 2009 or 2008.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the years ended December 31, 2010, 2009 and 2008.

Segment Reporting for the Year ended December 31, 2010 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$12,228	$13,074	$(10,002)	$15,300
Composition of Intersegment revenues	—	10,002	—	10,002
Operating income (loss)	(1,442)	221	—	(1,221)
Depreciation expense	1,880	293	—	2,173
Segment assets	51,453	6,706	—	58,159
Expenditures for property and equipment	10,260	1,807	—	12,067

Segment Reporting for the Year ended December 31, 2009 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$12,167	$12,832	$(8,581)	$16,418
Composition of Intersegment revenues	—	8,581	—	8,581
Operating income (loss)	(561)	413	—	(148)
Depreciation expense	1,788	166	—	1,954
Segment assets	41,390	5,741	—	47,131
Expenditures for property and equipment	694	—	—	694

Segment Reporting for the Year ended December 31, 2008 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$13,414	$11,157	$(7,035)	$17,536
Composition of Intersegment revenues	—	7,035	—	7,035
Operating income (loss)	(992)	488	—	(504)
Depreciation expense	1,811	129	—	1,940
Segment assets	41,767	5,880	—	47,647
Expenditures for property and equipment	125	—	—	125

5) RELATED PARTY TRANSACTIONS

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

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2010, 2009 or 2008.

(b) Management Services Contract.  The Partnership provides administrative services to D. Buyers Enterprises, LLC (“DBE”) for which it was compensated $6,000, $19,000, and $73,000 in 2010, 2009 and 2008, respectively.

(c) Office Lease.  Since September 2001, the Partnership has leased approximately 4000 square feet of office space in Hilo for its accounting staff from DBE, which was the owner of the General Partner until January 2005.   The lease amount was $60,000 in 2010, $60,000 in 2009 and $80,000 in 2008.

(6) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2010	2009	2008
Gross revenues (including interest and other income)	$15,610	$16,921	$18,446
Less:
Farming costs	12,517	12,686	14,191
Administrative costs	1,778	1,900	1,895
Income tax (credit) expense	21	62	49
Payments of principal and interest	1,820	594	693
Net cash flow (as defined in the Partnership Agreement)	$(526)	$1,679	$1,618

The 2010 gross revenues reported above exclude the $120,000 bargain purchase price gain related to the IASCO acquisition. All of net cash flow in 2010, 2009 and 2008 was allocated to Class A Units. This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit.  No management fee was recorded in 2010, 2009 and 2008 as the Partnership purchased the stock of the managing partner MLR in January 2005 and the management fee was eliminated in consolidation.

(7) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2010 and 2009 (000’s):

	2010	2009
Land	$9,875	$8,255
Improvements	1,953	1,953
Machinery and equipment	5,063	5,035
Irrigation well and equipment	2,592	1,184
Producing orchards	76,271	67,631
Construction work-in-progress	163	62
Land, orchards and equipment (gross)	95,917	84,120
Less accumulated depreciation and amortization	43,558	41,655
Land, orchards and equipment (net)	$52,359	$42,465

Depreciation expense was recorded for $2.2 million, $2.0 million, and $1.9 million in 2010, 2009 and 2008, respectively. The Partnership’s interest in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(8) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2010 and 2009, the Partnership’s long-term debt comprises (000’s):

	2010	2009
Term debt	$9,975	$925
Current portion	1,050	550
Long-term debt	$8,925	$375

On May 2, 2000, the Partnership entered into a credit agreement with Pacific Coast Farm Credit Services, PCA (currently American AgCredit, PCA) comprised of a $5.0 million revolving line of credit and a $4.0 million promissory note.  On August 4, 2010 the Partnership and American AgCredit, PCA executed an amendment to the credit agreement which provides a maximum revolving loan of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012. On June 30, 2009, the Partnership executed a term loan promissory note for $600,000 with American AgCredit, PCA.  On August 4, 2010, the Partnership executed a term loan promissory note for $10.5 million with American AgCredit, PCA.

The line of credit expires on July 13, 2012.  Drawings on the line of credit bear interest at the prime lending rate.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit.  The Partnership, at its option, may make prepayments without penalty.

There was $3.2 million in drawings on the line of credit as of December 31, 2010, with interest at 4.25%, which the Partnership intends to pay off within one year.   There were no drawings outstanding on the line of credit as of December 31, 2009.

At December 31, 2009, the outstanding balance on the $4.0 million promissory note amounted to $400,000.  The note was scheduled to mature in 2010 and bears interest at rates ranging from 3.0% to 6.87%.  The Partnership paid off the balance of the promissory note on January 15, 2010.

At December 31, 2009, the outstanding balance on the $600,000 term loan was $525,000. The term loan bears fixed interest as 7.5% per annum and was scheduled to mature on July 1, 2013.  The Partnership paid off the balance of the term loan on January 15, 2010.

At December 31, 2010, the outstanding balance on the $10.5 million term loan was $9,975,000. The term loan bears fixed interest as 6.5% per annum and matures on July 1, 2020.

The estimated fair values of the Partnership’s financial instruments has been determined using an estimated market rate of 4.25 % in 2010 and 6.00% in 2009 with similar terms and remaining maturities to that of the current financial instruments.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$9,975	$10,917	$925	$884

The debt outstanding at December 31, 2010 has a fixed interest rate over the term.  Of the total $925,000 outstanding at December 31, 2009, $170,000 had a variable interest rate and the remaining $755,000 had a fixed interest rate over the remaining life of the debt.

Both the revolving credit loan and the term debt are collateralized by all personal and real property assets of the Partnership.  The credit agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial minimums.  Significant restrictive financial covenants consist of the following:

1.               No restricted payments shall be declared or made without prior lender approval.

2.               Minimum tangible net worth as of December 31, 2010 shall not be below $41.0 million and shall be increased dollar for dollar by the amount of positive Consolidated Net Income achieved by the Partnership, beginning January 1, 2010 and thereafter.

3.               The minimum quarterly consolidated trailing twelve month EBITDA shall not be less than $1.5 million at the end of each quarter commencing in June 30, 2010.

At December 31, 2010, the Partnership’s working capital was negative $534,000 and its current ratio was 0.91 to 1.  At December 31, 2009, the Partnership’s working capital was $2.6 million and its current ratio was 2.45 to 1.  At December 31, 2008, the Partnership’s working capital was $1.1 million and its current ratio was 1.42 to 1. On August 4, 2010 the Partnership entered into a Fourth Amended and Restated Credit Agreement with American AgCredit PCA.  The agreement extends the maturity date of the Revolving Note from August 14, 2010 to July 13, 2012 and provides the maximum revolving loan of $5.0 million until July 13, 2012 as amended March 7, 2011.  The Fourth Amended and Restated Credit Agreement continued the terms and conditions of the Third Amended and Restated Credit Agreement with the exception of changes to the minimum tangible net worth and minimum consolidated EBITDA financial covenants.  The Partnership’s minimum tangible net worth is required to be $41.0 million increased dollar for dollar by the amount of positive consolidated net income of the Partnership after January 1, 2010.  The Partnership is required to have consolidated trailing twelve month EBITDA of not less than $1.5 million at the end of each quarter commencing as of June 30, 2010. The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant. On March 7, 2011, the lender provided a waiver to the loan covenant for the year ended December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.  Also, on March 7, 2011 the lender provided an amendment to the revolving loan to maintain the maximum revolving loan of $5.0 million through July 13, 2012.

Capital and Operating Leases. The Partnership had no capital leases as of December 31, 2010 and December 31, 2009.  The Partnership has operating leases for equipment and land.

Land Leases. The Partnership leases the land underlying 1,948 acres of its orchards under long-term operating leases which expire through dates ending 2045.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $29,000 in 2010, $23,000 in 2009, and $15,000 in 2008.  Total lease rent for all land operating leases was $170,000 in 2010, $165,000 in 2009, and $136,000 in 2008.

Equipment Operating Leases.  The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester.  The operating lease terms range from three to five years.  The operating lease cost was $42,000, $104,000, and $151,000 in 2010, 2009 and 2008, respectively.

Contractual obligations as of December 31, 2010 for the Partnership are detailed in the following table (000’s):

Contractual Obligations	Total	2011	2012	2013	2014	2015	Remaining
Long-term debt and interest	$13,082	$1,667	$1,599	$1,531	$1,462	$1,394	$5,429
Operating leases	2,534	137	129	126	126	126	1,890
Total	$15,616	$1,804	$1,728	$1,657	$1,588	$1,520	$7,319

(9) GROSS INCOME TAXES

The components of gross income tax expense (credit) for the years ended December 31, 2010, 2009 and 2008 were as follows (000’s):

	2010	2009	2008
Currently payable	$44	$100	$90
Deferred	(23)	(38)	(41)
Gross income tax expense (credit)	$21	$62	$49

The provision (credit) for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2010, 2009 and 2008.

The components of the net deferred tax liability reported on the consolidated balance sheets as of December 31, 2010 and 2009 are as follows (000’s):

	2010	2009
Deferred tax assets:
Intangible assets	$115	$115
Inventory	27	27
Gross deferred tax assets	142	142
Deferred tax liabilities:
Land, orchards, and equipment	(1,202)	(1,225)
Other	(7)	(7)
Gross deferred tax liabilities	(1,209)	(1,232)
Net deferred tax liabilities	$(1,067)	$(1,090)

(10) PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2010, 2009, and 2008 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2010, 2009, and 2008 (000’s):

	2010	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$691	$627	$529
Service cost	64	61	57
Interest cost	42	37	31
Actuarial (gain) loss	15	(14)	31
Benefits paid	(24)	(20)	(21)
Projected benefit obligation at end of year	788	691	627
Change in plan assets:
Fair value of plan assets at beginning of year	789	543	505
Actual return (loss) on plan assets	110	166	(141)
Employer contribution	—	100	200
Benefits paid	(24)	(20)	(21)
Fair value of plan assets at end of year	875	789	543
Funded status	87	98	(84)
Unrecognized prior service cost	—	—	—
Unrecognized net actuarial loss	—	—	—
Amount recognized in consolidated balance sheets	$87	$98	$(84)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost (non-current)	$87	$98	—
Accrued pension liability (current)	—	—	(84)
Net amount recognized	$87	$98	$(84)

The amounts recognized in accumulated other comprehensive loss at December 31, 2010 and 2009 were as follows (000’s):

	2010	2009
Net actuarial loss	$32	$72
Prior service cost	29	36
	$61	$108

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2011 is $7,000.

The accumulated benefit obligation of the pension plan as of December 31, 2010 and 2009 was approximately $673,000 and $614,000, respectively.

The components of net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 were as follows (000’s):

	2010	2009	2008
Service cost	$64	$61	$57
Interest cost	42	37	31
Expected return on plan assets	(58)	(44)	(47)
Amortization of net actuarial loss and prior service cost	7	23	7
Net periodic pension cost	$55	$77	$48

The amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2010, 2009 and 2008 were as follows (000’s):

	2010	2009	2008
Net loss (gain)	(40)	(150)	218
Prior service credit	(14)	(13)	(14)
Amortization of prior service cost	7	7	7
Total recognized in accumulated other comprehensive loss	(47)	(156)	211
Total recognized in net periodic pension cost and other comprehensive income	$(8)	$(79)	$259

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2010, 2009 and 2008 and the net periodic pension cost for the years then ended are as follows:

	2010	2009	2008
Pension benefit obligation:
Discount rate	6.00%	6.25%	6.00%
Compensation increases	2.00%	2.00%	2.00%
Net periodic pension cost:
Discount rate	6.25%	6.00%	6.00%
Compensation increases	2.00%	2.00%	2.00%
Return on assets for the year	6.80%	7.50%	8.50%

The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired target asset mix.  The funds are invested in stock, fixed income and money market funds.  Stock funds primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Fixed income securities include bonds, debentures and other fixed income securities. The target allocations for plan assets are 60 percent equity securities, 20 percent fixed income funds and 20 percent money market funds.  The actual asset mix is evaluated on a quarterly basis and adjusted if required to maintain the desired target mix.  Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation.

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2010, by asset category are as follows:

		Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$177	$—	$177	$—
U.S. large-cap value	$178	$—	$178	$—
U.S. mid-cap blend	$173	$—	$173	$—
U.S. small-cap growth	$173	$—	$173	$—
Pooled fixed income:	$174	$—	$174	$—
Total	$875	$—	$875	$—

The fair values of the Partnership’s pension plan assets at December 31, 2009, by asset category are as follows:

		Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$116	$—	$116	$—
Stock mutual funds	$524	$—	$524	$—
Pooled fixed income	$149	$—	$149	$—
Total	$789	$—	$789	$—

The Partnership expects to make no contributions to the plan in 2011.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(000’s)
2011	$50
2012	29
2013	62
2014	41
2015	50
2016-2020	373

(11)  UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

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

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2010, 2009 and 2008 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2010, 2009 and 2008 (000’s).

	2010	2009	2008
Change in Severance Obligation
Severance obligation at beginning of year	$326	$315	$305
Service cost	15	15	16
Interest cost	17	19	19
Actuarial (gain) or loss	19	4	(11)
Benefits paid	—	(27)	(14)
Severance obligation at end of year	$377	$326	$315

Change in Plan Assets
Fair value of plan assets at beginning of year	$0	$0	$0
Employer contributions	—	27	14
Benefits paid	—	(27)	(14)
Fair value of plan assets at end of year	$0	$0	$0

Amounts recognized in the consolidated balance sheets consist of:
Accrued severance liability (current)	$(55)	$(46)	$(27)
Accrued severance liability (non-current)	$(322)	$(280)	$(288)
Net amount recognized	$(377)	$(326)	$(315)

The amounts recognized in accumulated other comprehensive loss at December 31, 2010 and 2009 were as follows (000’s):

	2010	2009
Net actuarial loss	$25	$6

There will be no estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost for the year ending December 31, 2011.

	2010	2009	2008
Components of Net Periodic Cost
Service cost	$15	$15	$16
Interest cost	17	19	19
Recognized net loss	—	—	—
Net periodic cost	$32	$34	$35

The net actuarial loss recognized in other comprehensive income is $19,000 and $4,000 in the year ended December 31, 2010 and December 31, 2009, respectively.  The net actuarial gain recognized in other comprehensive income for the year ended December 31, 2008 is $11,000.

	2010	2009	2008
Weighted Average Assumptions
Discount rate	4.96%	5.73%	6.64%
Expected return on plan assets	0.00%	0.00%	0.00%
Rate of compensation increase	1.65%	1.65%	1.65%

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

The Partnership expects to make $55,000 in contributions to the plan in 2011.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(000’s)
2011	$55
2012	26
2013	17
2014	25
2015	41
2016-2020	153

(12)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to an amount not to exceed the employee’s covered compensation for the plan year reduced by required withholdings, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2010, 2009 and 2008, Partnership matching contributions were $31,000, $33,000, and $33,000, respectively.

(13)  SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2010, 2009, and 2008 Partnership contributions were $119,000, $112,000, and $106,000, respectively.

(14) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2010, 2009, and 2008 (000’s omitted except per unit data):

		Gross Income	Net Income	Net Income (Loss)
	Revenues	(Loss)	(Loss)	per Class A Unit
2010
1st Quarter	$2,348	$372	$(25)	$0.00
2nd Quarter	626	48	(118)	(0.02)
3rd Quarter	4,702	453	(308)	(0.04)
4th Quarter	7,624	(284)	(1,036)	(0.14)

2009
1st Quarter	$2,971	$562	$432	$0.06
2nd Quarter	1,025	113	(291)	(0.04)
3rd Quarter	5,691	436	(42)	(0.01)
4th Quarter	6,731	667	96	0.02

2008
1st Quarter	$3,644	$251	$(246)	$(0.04)
2nd Quarter	1,603	54	(398)	(0.05)
3rd Quarter	5,761	574	886	0.12
4th Quarter	6,528	526	(174)	(0.02)

(15) CONCENTRATION RISKS

Market and customers.  A decline in worldwide macadamia nut prices would adversely affect the price paid under the two lease and license agreements with Mauna Loa, as the contract price is determined based upon components influenced by the kernel market price.  There are a limited number of customers available to purchase the Partnership’s nut production.  As of December 22, 2009 the Partnership has one customer to purchase its entire production.  If the Partnership’s customer is unable to perform under the contracts or if their purchase of product should change from Hawaii-based to foreign sourced kernel, it would have a material adverse impact on our business as there are virtually no replacement customers for the Partnership’s production.

Nut Purchase Agreements.  The Partnership had one nut purchase contract, two lease agreements and one license agreement in 2010. The nut purchase contract effective January 1, 2010 for a two year term is a fixed price contract and its payment terms are in accordance with Hershey’s standard payment terms.  The two lease agreements and license agreement acquired in August 2010 contain market determined prices. The two lease agreements have a ninety-nine year term with sixty-eight and seventy years remaining.  The license agreement has a term of fifty years with nineteen years remaining. The payment terms of the lease and license agreements are 30 days after the end of month delivery. On January 31, 2010, the Partnership entered into three fixed price nut purchase contracts with Mauna Loa effective January 1, 2012 with contract terms of one, two and three years, respectively.  The Partnership relies upon the financial ability of the buyer of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If the buyer was unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If the buyer was late in payment the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.

The two year nut purchase contract effective January 1, 2010 and the three contracts executed on January 31, 2011 and effective January 1, 2012 have a fixed nut price. Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise.

The Partnership’s ability to renew its credit agreements is highly dependent upon the existence of its nut purchase agreements with Mauna Loa.  Accordingly, the cancellation of the nut purchase agreement with Mauna Loa in the future would significantly affect the Partnership’s ability to secure the necessary funds to finance its current working capital needs.

Employees.  As of December 31, 2010, the Partnership employed 270 people, of which 192 were seasonal employees.  Of the total, 20 are in farming supervision and management, 237 in production, maintenance and agricultural operations, and 13 in accounting and administration.

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

(16) SUBSEQUENT EVENTS

Acquisition of macadamia nut tree acres.  On February 4, 2011, the Partnership purchased 26 tree acres of macadamia orchards from Keaukaha Properties, LLC for cash in the amount of $47,500.  These orchards were previously leased by the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2008, 2009, and 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(c)          Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Partnership’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A.            Identification of Directors

John K. Kai.  45 years old; director of the Managing Partner since June 2004; member of the Audit, Nominating, Compensation and Corporate Governance Committees since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of First Allied Securities, Inc.

James S. Kendrick.  63 years old; director of Managing Partner since June 2005; Executive at Mauna Loa Macadamia Nut Corporation from 1991 to 1998.

E. Alan Kennett.  67 years old; director of Managing Partner since June 2005; member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner: President and CEO of Gay and Robinson Sugar Company, Inc.

Jeffrey M. Kissel.  61 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005 and chairman since March 2006; member of the Nominating, Compensation and Corporate Governance Committees of the Managing Partner; President of The Gas Company, LLC since December 2007; President and CEO of Safe Renewables Corporation from October 2006 until December 2007; from 2003 to 2005 was CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

Bradford C. Nelson.  44 years old; director of the Managing Partner since October 2009; Chief Financial Officer and a Director of Seemorgh Investments, Inc. Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc. since January 2007 and has served as an officer and director of a group of companies owned by the Ebrahimi family  in the United States of America, Europe and Asia since 2002.

Dennis J. Simonis.  54 years old; director of Managing Partner since August 2002; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. Chief Financial Officer of DBE from August 2001, and President of DBE from October, 2005 through April 2009.

Scott C. Wallace.  55 years old; director of Managing Partner since June 2007; President and CEO of Fruit Patch from July 2009 to January 2011;  Global Vice President, Sales and Marketing of SVP Worldwide from July 2006 to July 2009;  Chairman, President and Chief Executive Officer of Gardenburger, Inc. from January 2001 to July 2006.

B.  Identification of Executive Officers of the Managing Partner

Dennis J. Simonis.  54 years old; president of Managing Partner since August 2001 and chief executive officer since December 2004. Formerly executive vice president and chief operating officer of Mauna Loa and Chief Financial Officer and President of DBE.

Randolph H. Cabral.  58 years old; senior vice president and orchard manager of Managing Partner since May 2000. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  64 years old; chief financial officer of Managing Partner since August 2001.

C.  Identification of Certain Significant Employees

Not applicable

D.  Family Relationships

Not applicable

E.  Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

John K. Kai.  Mr. Kai has served as a director since June 2004.  Mr. Kai is president of Pinnacle Investment Group, LLC and Pinnacle Media Group, LLC, and branch manager and investment representative of First Allied Securities, Inc.  Mr. Kai was the resident manager of the Hilo office of Paine Webber, Inc. and was with Merrill Lynch prior to Paine Webber, Inc.  Mr. Kai is a graduate of Sacramento City College and attended the University of the Pacific from 1983 to 1985.  Mr. Kai served on the Board of Regents of the University of Hawaii and was a director of the Research Corporation of the University of Hawaii, the Hawaii Island Portuguese Chamber of Commerce and has served on several nonprofit boards in Hawaii.  Mr. Kai has experience and knowledge of global economics, equity markets, securities, financial instruments and is active in local and state government issues.  He resides in Hilo, Hawaii.

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

Jeffrey M. Kissel.  Mr. Kissel has been the President of The Gas Company since December 2007. He was the President and Chief Executive Officer of Safe Renewables Corporation, an established marketer and producer of “Biodiesel” or “B100”, a substitute for conventional petroleum diesel, located in Houston, Texas.  He was the Chief Financial Officer for Earth Tech Inc. from 2003 to 2005, a $1.5 billion global engineering and construction company specializing in water treatment, and has held various financial executive positions in publicly traded companies since 1974.  From 1997 to 2003, Mr. Kissel was employed by URS Corporation as a vice president of planning and budgeting, and served as Chief Financial Officer for several URS Corporation divisions.  Mr. Kissel was President and principal shareholder of Hawaiian Communications between 1992 and 1997.  Prior to 1992 he worked with Tesoro, AON and Challenger Petroleum in the energy industry.  Mr. Kissel possesses a broad range of general management experience in both private and public companies and has a high level of financial expertise.  He has a B.B.A. and M.B.A. from the University of Hawaii and currently resides in Honolulu, Hawaii.

Bradford C. Nelson.  Mr. Nelson has served as a Director of the Managing Partner since October of 2009.  He is the Chief Financial Officer and a Director of Seemorgh Investments, Inc., an entity owned by Mr. Fred Ebrahimi, the Partnership’s largest unitholder currently owning about 39.6% of the Partnership’s Class A units.  Seemorgh manages all aspects of Mr. Ebrahimi’s finance and real estate holdings, including a large project in India called QuarkCity.  Mr. Nelson is a CPA and has served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined Mr. Ebrahimi’s companies.  He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver.  Mr. Nelson contributes global financial management experience and expertise and provides direct representation for the unit holders as he is an employee of the Partnership’s largest unit holder.  He resides in Thornton, Colorado.

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

Scott C. Wallace.  Mr. Wallace has served as a director since June 2007.  He does consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies.  Previously, he was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits. Mr. Wallace has been involved with consumer products, general management, marketing, sales, processing, manufacturing, and distribution for his entire career.  Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry.  He spent three years managing offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg and Company owned business.  Prior to joining SVP, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006.  Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2000.  He has also served in management capacities with Fruit Patch (2009 through 2011), SVP Worldwide (2006 through 2009), Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985).  Mr. Wallace provides the Board of Directors broad general management and executive level sales and marketing expertise.  Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.

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

Board Meetings and Committees; Special Meeting Attendance.  During 2010, four meetings of the Board of Directors were held.  Each director attended at least 75% of the meetings of the Board and of all committees of the Board on which he served during 2010.  The Partnership does not have a policy with respect to Board members attendance at special meetings of partners.

Executive Session.  The executive session, a meeting of non-management directors, is presided over by Jeffrey Kissel who can be communicated with by e-mail at jeffreykissel@gmail.com.

Audit Committee.  Effective March 2, 2006, Jeffrey Kissel was appointed chairman of the Audit Committee.  The members of the Audit Committee and Corporate Governance Committee in 2010 were Jeffrey Kissel, Alan Kennett and John Kai.  The Board of Directors has determined that each member of the Audit Committee is independent in accordance with NYSE rules and each member is financially literate, and Mr. Kissel qualifies as a financial expert.  The Partnership has adopted standards for independence and said standards are in the Partnership’s Corporate Governance Guidelines at the Partnership’s website www.mlmacadamia.com.  The Audit Committee met four times in 2010 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

The Audit Committee has discussed with the independent registered public accountants, Accuity LLP, the matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communication With Those Charged With Governance), as may be modified or supplemented, as amended and as required by S-X Rule 2-07.

The Audit Committee has discussed with Accuity their independence and whether Accuity’s provision on non-audit related services is compatible with maintaining Accuity’s independence from management and the Partnership and has received from Accuity the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as may be modified or supplemented, including written materials addressing the internal quality control procedures of Accuity.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2010 with management and the independent auditors of the Partnership.  Based upon the above-mentioned reviews and discussions the Audit Committee has recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  Respectfully submitted Jeffrey Kissel, E. Alan Kennett and John Kai.

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

Nominating Committee.  The Partnership formed a Nominating Committee and the charter was adopted in May 2005.  The members of the Nominating Committee are independent under Section 15A(a) of the Exchange Act.  Unit Holders may recommend candidates for the Board of Directors by submitting such recommendation in writing to Partnership.  The members of the Nominating Committee are Mr. John Kai, Mr. Jeffrey Kissel, Mr. Bradford Nelson and Mr. E. Alan Kennett.  The factors considered for a Director of the Partnership, whether submitted by the Nominating Committee or a Unit Holder, are (1) professional qualification, (2) number of other boards on which the candidate serves, (3) other business and professional commitments, (4) the need of the Board of Directors for having certain skills and experience, and (5) the diversity of the directors then comprising the Board.  The Nominating Committee shall evaluate a candidate based upon the factors described above, based upon a written resume and then the CEO and Nominating Committee will interview the candidate.  The Nominating Committee shall determine whether or not to recommend the candidate to the Board of Directors.  The Nominating Committee Charter is available by request or on the Partnership’s website.

Compensation Committee.  The Partnership formed a Compensation Committee and the charter was adopted in May 2005.  The members of the Compensation Committee are independent under Section 15A(a) of the Exchange Act. The Compensation Committee Charter is available by request or on the Partnership’s website.  The members of the Compensation Committee are Mr. John Kai, Mr. Jeffrey Kissel, Mr. Bradford Nelson and Mr. E. Alan Kennett.  The Compensation Committee determines the executive and director compensation based upon the Partnership’s financial performance, the executive’s performance and the market conditions.  The Compensation Committee recommends the level of compensation for the executive officers to the Board of Directors for its determination.  The Compensation Committee is solely responsible for the recommendation of executive officers salary, bonus and benefit compensation.  The Compensation Committee has not utilized compensation consultants in determining or recommending the amount or form of executive or director compensation.  The CEO/President provides recommendations to the Compensation Committee for those executive officers which report directly to him.  Respectfully submitted. E. Alan Kennett, John Kai, Bradford Nelson and Jeffrey Kissell.

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation Committee during 2010 were Messrs. Kai, Kissel, Nelson and Kennett.  No member of the Compensation Committee was an officer or employee or former officer for the Partnership or the General Partner or had any relationship requiring disclosure under Item 404 of Regulation S-K.

F.              Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the Securities and Exchange commission, and Registrant.  Based on reporting forms submitted to Registrant, no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2010.

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

Elements of Compensation

The Partnership has a pay for performance philosophy and programs that are designed to be aligned with the interests of the business as well as its unit holders.  A significant portion of total direct compensation of senior management is dependent on actual performance measured against short term goals which are approved annually by the Board of Directors.  The Partnership offers no stock-options or equity-based incentives of long-term deferred compensation.

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

Employment and Severance Agreements

On October 27, 2009 the Partnership entered into employment agreements with three executives.  These agreements provide that the Partnership shall employ each individual for a minimum term of twenty-four (24) months (principal executive officer, Dennis J. Simonis) or eighteen (18) months (principal financial officer, Wayne W. Roumagoux, and named executive officer, Randolph H. Cabral) on a rolling basis.  Thus, the employment agreements shall always have twenty-four (24) or eighteen (18) months to run based upon the employee.  Either the Partnership or the employee has the right to terminate the employment agreement such that the employment agreement shall terminate at the end of either twenty-

four (24) or eighteen (18) months based upon which employment agreement is terminated.  All current benefits provided by the Partnership shall remain in effect.  The employment agreement provides for severance should the employees be terminated Without Cause or if they should resign for Good Reason as defined in the agreements.  The agreements include limited covenants not to compete and for non-disclosure of confidential information.

The total severance which would be payable under the agreements to Dennis J. Simonis, President and CEO is the equivalent of 24 months of base pay or $536,000 or less based upon the IRS limitation at the time of severance, 18 months of base pay or $212,000 for Randolph H. Cabral, Senior Vice President Operations and $185,000 for Wayne W. Roumagoux, Vice President and Chief Financial Officer.

The Partnership is committed to maximizing unit holder value, and dedicated to attracting and retaining the necessary talent to accomplish this objective.  The compensation philosophy is designed to directly align the interests of unit holders and employees through compensation programs that will reward employees for performance that builds long-term unit holder value.

Summary Compensation Table

	Annual Compensation
					Board	Defined	Other
Name and Principal Position	Year	Salary	Bonus		Fees	Contribution	(a)	Total
Dennis J. Simonis	2010	264,000	—		20,000	18,202	3,200	305,402
President and chief	2009	260,000	145,000		20,000	18,202	4,900	448,102
executive officer	2008	260,000		(b)	19,000	12,530	4,900	296,430

Randolph H. Cabral	2010	139,000	—		—	18,634	5,600	163,234
Senior vice president	2009	137,000	56,400		—	12,681	5,600	211,681
	2008	137,000		(b)	—	12,955	5,600	155,555

Wayne Roumagoux	2010	122,000	—		—	9,253	2,100	133,353
Chief financial officer	2009	120,000	44,000		—	6,327	3,900	174,227
	2008	120,000		(b)	—	6,555	3,900	130,455

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

Compensation Committee Report

The Compensation Committee, during fiscal 2010, was comprised of three directors, Mr. Kissel, Mr. Kai and Mr. Kennett, each of whom the Board of Directors has determined meets the criteria for independence under MLR’s governance guidelines.

The Compensation Committee has discussed the above Compensation Discussion and Analysis for the fiscal year 2010 with management.  Based on this review and discussion, the Compensation Committee recommended to its Board of Directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2010.

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

2010 Annual Compensation

Name of Director	Fees	Meeting	Audit Chair	Total
John K. Kai	15,000	8,000	—	23,000
James S. Kendrick	15,000	4,000	—	19,000
E. Alan Kennett	15,000	8,000	—	23,000
Jeffrey M. Kissel	15,000	8,000	3,000	26,000
Bradford C. Nelson	15,000	4,000	—	19,000
Dennis J. Simonis	15,000	4,000	—	19,000
Scott C. Wallace	15,000	4,000	—	19,000

2009 Annual Compensation

Name of Director	Fees	Meeting	Audit Chair	Total
John K. Kai	15,000	10,000	—	25,000
James S. Kendrick	15,000	5,000	—	20,000
E. Alan Kennett	15,000	9,000	—	24,000
Jeffrey M. Kissel	15,000	10,000	3,750	28,750
David McClain	7,500	4,000	—	11,500
Bradford C. Nelson	3,750	1,000	—	4,750
Dennis J. Simonis	15,000	5,000	—	20,000
Scott C. Wallace	15,000	5,000	—	20,000

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

As of March 7, 2011, and subsequent to that date to the date of this report, no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information concerning those persons known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units as of March 7, 2011.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units

Farhad Fred and Mary Wilkie Ebrahimi	2,971,441	39.6%
Husband and Wife
283 Columbine Street, Suite 117
Denver, CO 80206

Barry W. Blank Living Trust	582,250	7.8%
2777 Paradise Road
Las Vegas, NV 89019

Jan Loeb	475,608	6.3%
Leap Tide Capital Management, Inc.
10451 Mill Run Circle, Suite 400
Owings Mills, MD 21117

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2010.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

Randolph H. Cabral	100	*
John K. Kai	100	*
James S. Kendrick	1,500	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	3,239	*
David McClain	—	*
Dennis J. Simonis	1,000	*
Brad Nelson	5,168	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (8 persons)	11,107	0.15%

*Less than 1%

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)  General

There were no transactions after January 1, 2010 or any currently proposed transactions, in which the Partnership was or is to be a participant where the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Relationships with DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo on a month-to-month basis for its executive and accounting staff from DBE and paid $60,000 in 2010 and is required to pay $60,000 in future years.  The Partnership provides administrative services to DBE for which it was compensated $6,000 in 2010, $19,000 in 2009, and $73,000 in 2008.  Mr. Simonis is President and a Director of ML Resources, Inc. and was President of DBE from August 21, 2006 through April 15 2009, but has no direct or indirect ownership interest in such company and receives no economic benefit from these transactions.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures.  Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from the Partnership.  In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the years ended December 31, 2010, 2009 and 2008.

Audit Fees.   Fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2010 and 2009 for the audit of the Partnership’s consolidated financial statements included on Form 10-K and review of consolidated financial statements included on Form 10-Q amounted to $103,000 and $112,000, respectively.  The audit fees for the audit of the Partnership’s annual consolidated financial statements and review of consolidated financial statements included in the Partnership’s Form 10-K for the year ended December 31, 2010, were approved by the Partnership’s audit committee.

Audit Related Fees.  Audit related fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2010 for work performed related to the acquisition of certain operating assets amounted to $9,000.  Audit related fees during 2009 for work performed related to the review of the Partnership’s internal control testing amounted to $34,000.  Audit related fees were approved by the Partnership’s audit committee.

Tax Fees.  The Partnership’s audit committee pre-approves the fees paid to its Independent Registered Public Accounting Firm for the preparation of K-1’s for its unit holders and the Partnership’s tax returns.  The fees paid to PWC, an Independent Registered Public Accounting Firm, during 2010, 2009 and 2008 for tax preparation and related support services amounted to $256,000, $219,000, and $274,000, respectively.  The tax fees were approved by the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

A.            List of Documents Filed as a Part of this Report

1.               Consolidated Financial Statements.  See Index to Consolidated Financial Statements at page 28 of this Form 10-K.

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

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (c)

10.6	Lease between KACI and Registrant. (d)

10.7	MLO/MLMO Conveyance Agreement between MLO and Registrant dated as of October 1, 1989. (b)

10.8	Butcher/MLMO Contribution Agreement between Howard Butcher III (“Butcher”) and Registrant dated as of October 1, 1989. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (b)

Exhibit
Number	Description
10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (b)

10.12	Water Agreement, as amended, between KACI and Registrant dated as of October 1, 1989. (b)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (b)

10.14	Guarantee Agreement between Mauna Loa and Registrant dated as of October 1, 1989. (b)

10.15	Agreement of Indemnification between CBCL and each director of the Managing Partner. (b)

10.16	Indemnification Agreement (Title) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.17	Indemnification Agreement (Subdivision) among Mauna Loa, KACI and MKACI in favor of Registrant. (b)

10.18	Deed between MLO and Registrant relating to 14% undivided interest in 220 tree acres of macadamia orchard properties located in the Keaau area of the island of Hawaii (“Keaau II Orchards”). (b)

10.19	Bill of Sale between MLO and Registrant relating to 14% undivided interest in Keaau II Orchards. (b)

10.20	Deed between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.21	Bill of Sale between Butcher and Registrant relating to 86% undivided interest in Keaau II Orchards. (b)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (b)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (b)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (b)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (b)

10.26	Assignment from MLO to Registrant relating to certain orchards. (b)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (b)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (b)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (b)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (b)

Exhibit
Number	Description
10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (b)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (b)

10.34	Lease from Richard L. Hughes to Mauna Loa. (b)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (b)

10.36	Co-ownership and Partition Agreement between KACI and MLO. (b)

10.37	Co-ownership and Partition Agreement among Mauna Loa, KACI and MLO.(b)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (b)

10.39	Co-ownership and Partition Agreement between MKACI and MLO. (b)

10.40	Macadamia Nut Purchase Contract between Mauna Loa and Keaau Macadamia X Corporation (“Keaau Lot 10”) dated September 15, 1983. (e)

10.41	Assignment of Owner’s Interest in Macadamia Nut Purchase Contract and Farming Contract between Keaau Lot 10 and Registrant. (e)

10.42	Warranty Deed between Keaau Lot 10 and Registrant. (e)

10.43	Amended and Restated June 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.44	Amended and Restated December 1986 Farming Contract, effective January 1, 1998, between Registrant and KACI. (f)

10.45	Amended and Restated 1989 Farming Contract, effective January 1, 1998, among Registrant, KACI and MKACI. (f)

10.46	Amended and Restated Farming Contract for the Keaau Lot 10 Orchard, effective January 1, 1998, between Registrant and KACI. (f)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (f)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (g)

10.50	Orchards Farming Lease between Registrant and Ka’u Agribusiness Co., Inc. (g)

10.51	Macadamia Nut Purchase Contract between Mauna Loa and the Partnership dated July 1, 2003 for Keaau Lot X nuts. (h)

Exhibit
Number	Description
10.52	Macadamia Nut Purchase Contract between Hamakua Macadamia Nut Company, Inc. and the Partnership dated December 16, 2004 effective January 1, 2007. (i)

10.53	Jim Case resignation letter from Audit Committee dated March 7, 2005. (i)

10.54	Macadamia Nut Purchase Contract between Purdyco International, Ltd. and the Partnership dated January 5, 2006 effective January 1, 2007. (j)

10.55	Macadamia Nut Purchase Contract between Mac Farms of Hawaii, LLC and the Partnership dated January 6, 2006 effective January 1, 2007. (j)

10.56	Macadamia Nut Purchase Contracts between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (k)

10.58	Definitive Acquisition Agreement between ML Macadamia Orchards, L.P. and MacFarms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated May 24, 2007. (l)

10.59	Termination of Acquisition Agreement between ML Macadamia Orchards, L.P. and MacFarms of Hawaii, LLC and Kupua Orchards Estates, LLC, dated December 11, 2007. (m)

10.60	Amended and Restated Credit Agreement dated March 10, 2008. (n)

10.61	Fourth Amendment and Restated Credit Agreement dated March 14, 2008. (o)

10.62	Fifth Amendment and Restated Credit Agreement dated May 1, 2008. (p)

10.63	Second Amended and Restated Credit Agreement dated July 8, 2008. (q)

10.64	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated July 9, 2008. (r)

10.65	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated March 23, 2009. (s)

10.66	Commitment Letter to extend Revolving Line of Credit Maturity Date dated March 25, 2009 (t)

10.67	First Amendment to Revolving Loan Promissory Note dated June 30, 2009 (u)

10.68	Term Loan Promissory Note dated June 30, 2009 (v)

10.69	Third Amended and Restated Credit Agreement dated June 30, 2009 (w)

10.70	Third Supplemental Security Agreement dated June 30, 2009 (x)

10.71	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated December 22, 2009 (y)

10.72	Commitment Letter dated March 5, 2010 to extend Revolving Line of Credit Maturity (z)

10.73	Asset Purchase Agreement by and between ML Macadamia Orchards, L.P. and IASCO dated June 18, 2010 (aa)

10.74	Second Amendment to Revolving Loan Promissory Note entered into on June 28, 2010 effective on June 29, 2010 (ab)

10.75	Third Amendment to Revolving Loan Promissory Note entered into on July 23, 2010 effective on July 15, 2010 (ac)

10.76	Fourth Amendment to Revolving Loan Promissory Note entered into on July 15, 2010 (ad)

Exhibit
Number	Description
10.77	Term Loan Promissory Note dated July 15, 2010 (ad)

10.78	Fourth Amended and Restated Credit Agreement dated July 15, 2010 (ad)

10.79	Fourth Supplemental Security Agreement dated July 15, 2010 (ad)

10.80	Macadamia Nut Purchase Agreement “A” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., dated January 31, 2011 (ae)

10.81	Macadamia Nut Purchase Agreement “B” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., dated January 31, 2011 (ae)

10.82	Macadamia Nut Purchase Agreement “C” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., dated January 31, 2011 (ae)

10.83	Employment Agreements dated October 27, 2009 with Messrs Dennis Simonis, Wayne Roumagoux and Randolph Cabral *

10.84	First Amendment to Fourth Amended and Restated Credit Agreement dated March 7, 2011

11.1	Statement re: Computation of Net Income per Class A Unit

31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer

31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

* Compensation Arrangement.

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

(z)                 Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s   Form 8-K, commission filed No. 001-09145, filed March 17, 2010.

(aa)          Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s   Form 8-K, commission filed No. 001-09145, filed June 28, 2010.

(ab)         Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s   Form 8-K, commission filed No. 001-09145, filed July 1, 2010.

(ac)         Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed July 29, 2010.

(ad)         Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed August 11, 2010.

(ae)          Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission filed No. 001-09145, filed February 3, 2011.

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

Dated : March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature		Title

s/s	Dennis J. Simonis	President and Chief Executive Officer
	Dennis J. Simonis	Principal Executive Officer
Director

s/s	Wayne W. Roumagoux	Chief Financial Officer
	Wayne W. Roumagoux	Principal Accounting Officer

s/s	John Kai	Director
John Kai

s/s	James S. Kendrick	Director
James S. Kendrick

s/s	E. Alan Kennett	Director
E. Alan Kennett

s/s	Jeffrey M. Kissel	Director
Jeffrey M. Kissel

s/s	Bradford C. Nelson	Director
Bradford C. Nelson

s/s	Scott C. Wallace	Director
Scott C. Wallace

EXHIBIT INDEX

Exhibit

10.83	Employment Agreements dated October 27, 2009 with Messrs Dennis J. Simonis, Wayne Roumagoux and Randolph H. Cabral *
10.84	First Amendment to Fourth Amended and Restated Credit Agreement
11.1	Statement re: Computation of Net Income per Class A Unit
31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer
31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

* Compensation Arrangement