Form 10-Q
period 2011-03-31
ML MACADAMIA ORCHARDS L P
filed 2011-05-09
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

Item 1. Unaudited Consolidated Financial Statements

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2011	2010	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$433	$1,472	$245
Accounts receivable	944	301	4,322
Inventory of farming supplies	221	140	171
Deferred farming costs	1,343	1,377	—
Other current assets	484	227	389
Total current assets	3,425	3,517	5,127
Land, orchards and equipment, net	51,805	42,016	52,359
Goodwill	—	306	—
Intangible assets, net	568	6	586
Other non-current assets	87	98	87
Total assets	$55,885	$45,943	$58,159

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$—	$1,050
Short-term borrowings	1,600	—	3,200
Accounts payable	239	422	567
Accrued payroll and benefits	546	550	811
Other current liabilities	103	28	33
Total current liabilities	3,538	1,000	5,661
Non-current benefits	414	367	439
Long-term debt	8,750	—	8,925
Deferred income tax liability	1,067	1,075	1,067
Total liabilities	13,769	2,442	16,092
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,122	43,535	42,073
Accumulated other comprehensive loss	(87)	(115)	(87)
Total partners’ capital	42,116	43,501	42,067
Total liabilities and partners’ capital	$55,885	$45,943	$58,159

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L. P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2011	2010
Macadamia nut sales	$2,167	$1,172
Contract farming revenue	320	1,176
Total revenues	2,487	2,348
Cost of goods and services sold
Cost of macadamia nut sales	1,621	896
Cost of contract farming services	281	1,080
Total cost of goods and services sold	1,902	1,976
Gross income	585	372
General and administrative expenses	369	378
Operating income (loss)	216	(6)
Interest expense	(191)	(6)
Other income	44	—
Income (loss) before income taxes	69	(12)
Income tax expense	20	13
Net income (loss)	$49	$(25)

Net cash flow (as defined in the Partnership Agreement)	$201	$(771)

Net income per Class A Unit	$0.01	$0.00

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.03	$(0.10)

Cash distributions per Class A Unit	$0.00	$0.00

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2011	2010

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	42,073	43,560
Accumulated other comprehensive loss	(87)	(115)
	42,067	43,526

Allocation of net income (loss):
Class A limited partners	49	(25)
	49	(25)

Cash distributions:
Class A limited partners	—	—
	—	—

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	42,122	43,535
Accumulated other comprehensive loss	(87)	(115)
	$42,116	$43,501

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Cash received from goods and services	$5,937	$4,635
Cash paid to suppliers and employees	(3,814)	(3,421)
Interest received	1	—
Interest paid	(112)	(6)
Net cash provided by operating activities	2,012	1,208

Cash flows from investing activities:
Acquisition of land and capital equipment	(49)	(54)
Net cash used in investing activities	(49)	(54)

Cash flows from financing activities:
Proceeds from drawings on line of credit	200	—
Repayment on line of credit	(1,800)	—
Payments on long term borrowings	(175)	(925)
Net cash used in financing activities	(1,775)	(925)

Net increase in cash and cash equivalents	188	229
Cash and cash equivalents at beginning of period	245	1,243
Cash and cash equivalents at end of period	$433	$1,472

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$49	$(25)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	326	179
Decrease in accounts receivable	3,378	2,250
Increase in inventories	(51)	(4)
Increase in deferred farming costs	(1,046)	(1,038)
Decrease (increase) in other current assets	(95)	84
Increase (decrease) in accounts payable	(328)	127
Decrease in accrued payroll and benefits	(265)	(93)
Increase (decrease) in other current liabilities	69	(270)
Decrease in non-current accrued benefits	(25)	(2)
Total adjustments	1,963	1,233
Net cash provided by operating activities	$2,012	$1,208

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary ML Resources, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2011 and 2010 and the results of operations, changes in partners’ capital and cash flows for the three months then ended.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2010 Annual Report on Form 10-K.

(2)              CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and ML Resources, Inc. (“MLR”), its General Partner.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3) RECLASSIFICATIONS

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

The following tables summarize each reportable segment’s operating income (loss) and assets as of and for the three months ended March 31, 2011 and 2010.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended March 31, (in thousands)
	2011	2010
Revenues:
Owned orchards	$2,167	$1,172
Farming	1,999	2,372
Intersegment elimination (all farming)	(1,679)	(1,196)
Total	$2,487	$2,348

Operating income (loss):
Owned orchards	$177	$(102)
Farming	39	96
Total	$216	$(6)

Depreciation:
Owned orchards	$209	$117
Farming	98	47
Total	$307	$164

Expenditures for property and equipment:
Owned orchards	$47	$54
Farming	2	—
Total	$49	$54

Segment assets:
Owned orchards	$47,762	$39,222
Farming	8,123	6,721
Total	$55,885	$45,943

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

Deferred farming costs amounted to $1.3 million and $1.4 million at March 31, 2011 and 2010, respectively.

(6)  GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended March 31, 2011 and 2010, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $6,000 and $21,000, respectively.

(7)  CREDIT FACILITY - DEBT

The Partnership has a $5.0 million revolving credit facility with American AgCredit, PCA which expires on July 13, 2012.  Drawings on the revolving credit facility bear interest at the base rate, which is defined as the prime lending rate plus 1%.    There was $1.6 million in drawings on the line of credit as of March 31, 2011, with interest at 4.25% per annum.  There were no drawings outstanding on the line of credit as of March 31, 2010.

In addition to the revolving credit facility the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  At March 31, 2011, the Partnership had $9.8 million outstanding on the term loan.  At March 31, 2010, there was no outstanding balance on term debt as the Partnership paid off the $925,000 term loan balance on January 15, 2010.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at March 31, 2011 and 2010.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $10.7 million compared to a carrying value of $9.8 million as of March 31, 2011.

The estimated fair value of the Partnership’s fixed rate financial instrument was determined using an estimated market interest rate of 4.25% over a life equal to the remaining maturity.  The Partnership has not considered lender fees in determining the estimated fair value.

(8)  PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(9)  CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender.  No distributions were declared or paid during the three-month periods ended March 31, 2011 or 2010.

(10)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2011	2010
Service Cost	$15	$16
Interest Cost	11	11
Expected Return on Assets	(14)	(15)
Amortization of Unrecognized Prior Service Costs	2	2
Amortization of Unrecognized Loss	—	—
Net Periodic Pension Cost	$14	$14

(11)  INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined benefit pension plan.  Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2011	2010
Service Cost	$4	$4
Interest Cost	4	4
Net Periodic Intermittent Severance Cost	$8	$8

(12)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  These labor contracts expire on May 31, 2011 and management is currently in discussion with the ILWU in order to negotiate new agreements.  The Partnership believes that relations with its employees and the ILWU are good.

(13)  LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting policies, including the estimated lives assigned to our assets, nut pricing under certain nut sales agreements, determination of bad debt, inventory valuation, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from our estimates.  To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2010 Form 10-K.

Results of Operations

The Partnership’s results of operations and financial condition at March 31, 2011 are not necessarily directly comparable to the Partnership’s results of operations and financial condition at March 31, 2010 due to the acquisition of real property and assets from IASCO on August 1, 2010 and the financing as previously reported by the Partnership.  Effective as of the acquisition date, the sales of nuts grown in the IASCO orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of goods sold.  The orchard acquisition effectively cancelled the farming contract for those acres resulting in lower contract farming revenue and lower contract farming costs. See pro forma financial information included on Form 8-K/A filed with the SEC on October 19, 2010.

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Production at the Ka’u region in the quarter ended March 31, 2011 was affected by better than expected pollination/fruit-set late in the flower season and improved rainfall that followed this late fruit-set from July through December.  At the wetter areas of Keaau and Mauna Kea, nut production was negligible as normally expected in the first quarter of the new calendar year.

Total nut sales for the first quarter 2011 and 2010 were $2.2 million and $1.2 million, respectively. The Partnership’s contract pounds produced for the three-month period ended March 31, 2011 and 2010 was 3.0 million pounds and 1.6 million pounds, respectively, or an increase of 87%. Unless otherwise indicated, contract pounds or pounds refer to the actual wet-in-shell pounds of macadamia nuts adjusted for moisture and salability in accordance with the nut purchase agreements. The increase in production and nut sales in 2011 is mainly attributable to the production and nut sales from the IASCO orchards which produced 1.2 million contract pounds and generated $810,000 in nut sales in 2011.   The average price received per pound sold during the first quarter 2011 was $0.72 compared to the price received per pound sold for the first quarter 2010 of $0.73, a decrease of 1%.

Contract farming revenue for the first quarter 2011 and 2010 was $320,000 and $1.2 million, respectively.  Cost of contract farming services for the first quarter 2011 and 2010 was $281,000 and $1.1 million, respectively. The decrease in contract farming revenue and cost of contract farming in 2011 is due to the elimination of the contract farming services related to the IASCO orchards effective as of the date of Partnership’s acquisition of these orchards.

For the three-month period ended March 31, 2011, the Partnership had a net income of $49,000 from total revenues of $2.5 million. Net loss for the three-month period ended March 31, 2010 was $25,000 from revenues of $2.3 million.  Net income per Class A Unit for the first quarter of 2011 was $0.01 and net loss per Class A Unit for the same period in 2010 amounted to $0.00.  The net income in 2011 is the result of increased nut sales and $43,000 in distributions from American AgCredit, PCA, offset by higher interest expense.  The net loss in 2010 is a result of insufficient nut sales to cover fixed costs.

Net cash flow per Class A Unit for the first quarter 2011 and 2010, as defined in the Partnership Agreement, amounted to $0.03 and ($0.10), respectively.  The improved net cash flow result in 2011 is attributable to higher net income and lower debt payments.  The net cash flow result in 2010 is attributable to lower net income and the Partnership paying off $925,000 of debt.

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts from its orchards to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under nut purchase contracts.  In December 2009 the Partnership executed a nut purchase contract with Mauna Loa under which it agreed to sell its entire production from its then existing orchards at a fixed price of $0.73 per pound for the calendar years 2010 and 2011.  This nut purchase contract is based on wet-in-shell production adjusted to moisture at 20% (“WIS”) and saleable kernel/dry-in-shell of 30% (“SK/DIS”).  Under this contract, the Partnership is paid based on the adjusted pounds, WIS @ 20% SK/DIS @ 30%.  In January 2011 and March 2011 Mauna Loa agreed to pay the Partnership an additional $0.10 per contract pound to help offset additional harvest costs incurred for nuts harvested from certain orchards with lower nut densities.  Low nut density is typical during the first and second quarters of the year when nut production is lowest due to the seasonal nature of macadamia nuts. Harvesting certain lower nut density orchards at the standard contract purchase price, would have resulted in a net loss on the production from these orchards. However, given that Mauna Loa requested the production and agreed to the incremental $0.10 per pound for nuts produced from these certain orchards, the Partnership agreed to harvest the orchards which with the additional $0.10 price per pound results in a net profit on this production. The incremental $0.10 price per pound agreement extends through the end of April 2011, covers up to 600,000 wet-in-shell pounds, and is not recurring.

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the USDA report.  Under the two lease agreements, the price per pound is determined based on two elements:  (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products.  This wholesale price is adjusted to convert kernel price to a wet-in-shell basis; and (2)  40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the United States Department of Agriculture (“USDA”), for the most current crop year listed.  When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively.  The price per pound under the license agreement is determined in a similar manner as the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. For the first quarter 2011, the average nut price received by the Partnership for nuts produced from the IASCO orchards was $0.68 per pound; however the final nut price will not be known until the USDA price is released for the crop year ended June 30, 2011, which is expected to occur in the third quarter of 2011.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009 and expiring on December 31, 2011. The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. The nut purchase price under each of the contracts will be $0.77 per pound on a WIS SK/DIS basis.  The Parties intend to extend the agreements beyond the original terms, but the contracts will terminate on the original expiration dates if the parties are unable to agree on a mutually acceptable price.  In the event any of the agreements are terminated, Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to convert the nuts into kernel at a cost equal to Mauna Loa’s average processing cost.

For the three months ended March 31, 2011 and 2010, nut production, nut prices and nut revenue were as follows:

	For the Three Months Ended March 31,
	2011			2010
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Combined Contracts	Nut Purchase Contract Based on Adjusted WIS Pounds	Change
WIS pounds	2,287	1,199	3,486	1,722	+102%
Adjustment for WIS @ 20% SK/DIS @ 30%	(456)	—	(456)	(123)	+271%
Contract pounds	1,831	1,199	3,030	1,599	+89%
Nut price (per pound)	0.7411	0.6756	0.7152	0.7300	-2%
Net nut sales ($000’s)	$1,357	$810	$2,167	$1,168	+86%
Prior year nut revenue adjustment	—	—	—	4	-100%
Total nut sales ($000’s)	$1,357	$810	$2,167	$1,172	+85%
Price per WIS pound (Net nut sales)	$0.5934	$0.6756	$0.6216	$0.6783	-8%

Production for the first quarter 2011, including the 1.2 million WIS pounds recorded from the IASCO orchards was 102% higher than the first quarter of 2010.  Excluding production from the IASCO orchards which the Partnership acquired on August 1, 2010, the production in 2011 was 33% higher than 2010. A better than expected fruit-set late in the flower season followed by a brief dry period and improved rainfall distribution from July through December 2010 affected the 2011 first quarter nut production at Ka’u which was better than the total volume produced for the comparable period in 2010.  During the second half of 2010, Ka’u recorded an adjusted rainfall of 10.49” for the July-December period while only 6.10” was recorded for the comparable period in 2009.  Additionally, the late fruit-set by June 2010 was better than the counts recorded in June 2009, resulting in higher nut production in the first quarter 2011 compared to the first quarter 2010.

The nut production in the first quarter of each calendar year at the Keaau and Mauna Kea orchards is affected by the length of the flower season at the respective sites.  Pollination and fruit-set at both sites normally ends in April with the majority of the nut production being harvested in the fall.  However, if the pollination/fruit-set season is extended into May and June, these nuts would be harvested in the first quarter of the calendar year.

For 2010 and 2011 the nut price for production under the contract executed in December 2009 is set at $0.73 per pound on a WIS SK/DIS basis.  In January 2011 Mauna Loa agreed to an incremental $0.10 per pound WIS SK/DIS for nuts produced, up to 400,000 wet-in-shell pounds, from certain orchards in Keaau with lower nut densities.  Similarly, in March 2011 Mauna Loa agreed to an incremental $0.10 per pound WIS SK/DIS for nuts produced from certain orchards in Ka’u, up to 200,000 wet-in-shell pounds.  The additional $0.10 per pound is subject to the same quality terms as outlined in the December 2009 contract and is to help offset additional harvest costs incurred for nuts harvested from orchards with lower nut densities.  In the first quarter 2011, 273,000 wet-in-shell pounds harvested from the orchards subject to this additional payment produced 203,000 contract pounds at a nut purchase price of $0.83 per contract pound.  The additional $0.10 per pound resulted in $20,000 additional revenue above the revenue generated by the standard contract purchase price.   The nut price for the production from the IASCO orchards is based on wet-in-shell pounds adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the USDA report.

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

Cost of goods sold (owned-orchard segment), for the first quarter of 2011 was $0.53 per contract pound which is lower than $0.56 per contract pound for the first quarter of 2010.  The decrease in cost per pound is the result of the nuts produced in 2011 from orchards with lower cost per pound as compared to the nuts produced in the same period in 2010.

Farming Segment

Farming service revenue and expense for the first quarter of 2011 were 73% and 74% lower respectively, compared to the same quarter in 2010.  The decrease is the result of the elimination of the contract farming revenue and cost of contract farming services relating to the IASCO orchards.  Depreciation expense included in farming expense amounted to $98,000 for the first quarter of 2011 compared to $47,000 for the first quarter of 2010.  The increase in depreciation expense was due to additional farm equipment and depreciable assets acquired in the IASCO purchase.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2011 decreased by 3% compared with the same period in 2010.

Other Income and Expenses

Interest expense for the first quarter 2011 was $191,000 compared to $6,000 in 2010.  The increase was attributable to a higher outstanding balance on the revolving line of credit in 2011 and the $10.5 million term loan executed on August 4, 2010. The Partnership had $1.6 million outstanding on the revolving line of credit at the end of the first quarter 2011 compared to no drawings outstanding on the line of credit in the first quarter 2010.  The Partnership had a $9.8 million principal balance on its term loan at the end of the first quarter 2011 compared to no outstanding balance on its term loans at the end of the first quarter 2010.   The Partnership had $1,000 in interest income in the first quarter 2011.  There was no interest income in the first quarter 2010.

Other income of $43,000, net of general excise tax, recorded for the first quarter of 2011 was attributable to the accrual of the distribution from American AgCredit, PCA. The Partnership had no other income in the first quarter of 2010.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA.  At December 31, 2010, the Credit Agreement provided a maximum revolving loan of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  On March 7, 2011, American AgCredit, PCA provided an amendment to the revolving loan to maintain the maximum revolving loan of $5.0 million through July 13, 2012.  The Credit Agreement also includes a $10.5 million term loan.  This ten year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO.  At March 31, 2011, the Partnership had $9.8 million in outstanding long-term debt and line of credit drawings outstanding of $1.6 million.  At March 31, 2010, the Partnership had no drawings outstanding on the line of credit and no outstanding balance on its term loans.

At March 31, 2011 the Partnership had a cash balance of $433,000 compared to $1.5 million at March 31, 2010.  Cash flows provided by operating activities for the three-month period ended March 31, 2011 and March 31, 2010 totaled $2.0 million and $1.2 million, respectively.  The increase in operating cash flows was primarily attributable to cash received in 2011 on the increased nut sales in the fourth quarter of 2010, compared to less cash received in the first quarter 2010 for 2009 nut sales.

At March 31, 2011 the Partnership had working capital of negative $113,000 and a current ratio of 0.97 to 1 compared to a working capital of $2.5 million and a current ratio of 3.52 to 1 at March 31, 2010. The decrease in working capital was primarily due to increased short-term borrowing and long-term debt as of March 31, 2011.

Management anticipates additional draws on the revolving line of credit as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  Management also believes that the credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs during 2011 for operations as presently conducted. The Partnership’s fixed price nut purchase contract with Mauna Loa requires Mauna Loa to make nut payments in accordance with Hershey’s (Mauna Loa’s parent company) standard payment terms which are up to sixty days from date of nut delivery.  The payment terms of the two lease agreements and one license agreement are thirty days after the end of month delivery.  During certain parts of the year, if payments are not received as the contract requires, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernels in Hawaii and the price of Mauna Loa’s YTD price of the highest volume fancy and choice products as it relates to the two lease agreements and one license agreement acquired in August 2010. A $0.25 increase or decrease in USDA nut price would affect the price received by the Partnership by $0.09 per pound WIS under the two lease and one license agreements.  The other nut purchase contract effective through December 31, 2011 is a fixed price contract.

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

(b)         There have been no significant changes to internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

Dependence Upon Single Nut Purchaser.  Since 2010, the Partnership has relied upon a single customer, Mauna Loa, to purchase all of the nuts that it produces under various nut purchase agreements, which require the Partnership to sell and Mauna Loa to buy all of the Partnership’s production at various prices. The Partnership’s financial condition is dependent upon Mauna Loa to fulfill the terms of the nut purchase agreements.  If Mauna Loa is unable to perform under the terms of the agreements the Partnership will be adversely impacted as there are no immediate replacement customers for the Partnership’s production. During certain parts of the year, if payments are not received as the agreements require, available cash resources could be depleted.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 9, 2011	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer (and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer
Principal Financial Officer

Exhibit Index

Exhibit		Page
Number	Description	Number

11.1	Statement re Computation of Net Income (Loss) per Class A Unit	19

31.1	Form of Rule 13a-14(a) [Section 302] Certification	20

31.2	Form of Rule 13a-14(a) [Section 302] Certification	21

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23