Form 10-Q
period 2011-06-30
ML MACADAMIA ORCHARDS L P
filed 2011-08-10
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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

As of August 10, 2011, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

Item 1.  Unaudited Consolidated Financial Statements

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2011	2010	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$234	$454	$245
Accounts receivable	256	608	4,322
Inventory of farming supplies	230	136	171
Deferred farming costs	3,681	3,444	—
Other current assets	394	414	389
Total current assets	4,795	5,056	5,127
Land, orchards and equipment, net	51,209	41,535	52,359
Goodwill	—	306	—
Intangible assets, net	549	—	586
Other non-current assets	87	98	87
Total assets	$56,640	$46,995	$58,159

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$—	$1,050
Short-term borrowings	2,500	1,200	3,200
Accounts payable	275	433	567
Accrued payroll and benefits	528	541	811
Other current liabilities	139	12	33
Total current liabilities	4,492	2,186	5,661
Non-current benefits	411	366	439
Long-term debt	8,488	—	8,925
Deferred income tax liability	1,067	1,060	1,067
Total liabilities	14,458	3,612	16,092
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,188	43,417	42,073
Accumulated other comprehensive loss	(87)	(115)	(87)
Total partners’ capital	42,182	43,383	42,067
Total liabilities and partners’ capital	$56,640	$46,995	$58,159

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Macadamia nut sales	$164	$—	$2,331	$1,172
Contract farming revenue	220	626	540	1,802
Total revenues	384	626	2,871	2,974
Cost of goods and services sold
Cost of macadamia nut sales	75	—	1,696	896
Cost of contract farming services	200	578	481	1,658
Total cost of goods and services sold	275	578	2,177	2,554
Gross income	109	48	694	420
General and administrative expenses	389	369	758	747
Operating loss	(280)	(321)	(64)	(327)
Interest expense	(185)	(7)	(376)	(13)
Other income	535	212	579	212
Income (loss) before income taxes	70	(116)	139	(128)
Income tax expense	4	2	24	15
Net income (loss)/comprehensive income (loss)	$66	$(118)	$115	$(143)

Net cash flow (as defined in the Partnership Agreement)	$(68)	$(58)	$133	$(829)

Net income (loss) per Class A Unit	$0.01	$(0.02)	$0.02	$(0.02)

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$(0.01)	$(0.01)	$0.02	$(0.11)

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	42,122	43,535	42,073	43,560
Accumulated other comprehensive loss	(87)	(115)	(87)	(115)
	42,116	43,501	42,067	43,526

Allocation of net income (loss)/comprehensive income (loss):
Class A limited partners	66	(118)	115	(143)
	66	(118)	115	(143)

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	42,188	43,417	42,188	43,417
Accumulated other comprehensive loss	(87)	(115)	(87)	(115)
	$42,182	$43,383	$42,182	$43,383

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Cash received from goods and services	$1,658	$650	$7,595	$5,285
Cash paid to suppliers and employees	(2,293)	(2,837)	(6,107)	(6,258)
Interest received	—	—	1	—
Interest paid	(190)	(6)	(302)	(12)
Net cash provided by (used in) operating activities	(825)	(2,193)	1,187	(985)

Cash flows from investing activities:
Acquisition of land and capital equipment	(12)	(25)	(61)	(79)
Net cash used in investing activities	(12)	(25)	(61)	(79)

Cash flows from financing activities:
Proceeds from drawings on line of credit	900	1,200	1,100	1,200
Repayment on line of credit	—	—	(1,800)	—
Payments on long term borrowings	(262)	—	(437)	(925)
Net cash provided by (used in) financing activities	638	1,200	(1,137)	275

Net decrease in cash and cash equivalents	(199)	(1,018)	(11)	(789)
Cash and cash equivalents at beginning of period	433	1,472	245	1,243
Cash and cash equivalents at end of period	$234	$454	$234	$454

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$66	$(118)	$115	$(143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	129	59	455	238
Decrease (increase) in accounts receivable	687	(307)	4,065	1,943
(Increase) decrease in inventories	(8)	5	(59)	1
Increase in deferred farming costs	(1,842)	(1,615)	(2,888)	(2,653)
Decrease (increase) in other current assets	91	(187)	(4)	(103)
Increase (decrease) in accounts payable	36	11	(292)	138
Decrease in accrued payroll and benefits	(18)	(9)	(283)	(102)
Increase (decrease) in other current liabilities	37	(31)	106	(301)
Decrease in non-current accrued benefits	(3)	(1)	(28)	(3)
Total adjustments	(891)	(2,075)	1,072	(842)
Net cash provided by (used in) operating activities	$(825)	$(2,193)	$1,187	$(985)

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary ML Resources, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2011 and 2010 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2011 and 2010.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(4)   RECENT AUTHORITATIVE PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total comprehensive income.  ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively.  The Partnership is evaluating the impact the Update will have on its financial statements.

(5)   SEGMENT INFORMATION

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

The following tables summarize each reportable segment’s revenues, operating income (loss), assets and other information as of and for the three and six-month periods ended June 30, 2011 and 2010.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months		Six months
	ended June 30,		ended June 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Revenues:
Owned orchards	$164	$—	$2,331	$1,172
Farming	730	996	2,729	3,368
Intersegment elimination (all farming)	(510)	(370)	(2,189)	(1,566)
Total	$384	$626	$2,871	$2,974

Operating income (loss):
Owned orchards	$(300)	$(371)	$(123)	$(473)
Farming	20	50	59	146
Total	$(280)	$(321)	$(64)	$(327)

Depreciation:
Owned orchards	$11	$—	$220	$117
Farming	99	54	197	101
Total	$110	$54	$417	$218

Expenditures for property and equipment:
Owned orchards	$—	$25	$47	$79
Farming	12	—	14	—
Total	$12	$25	$61	$79

Segment assets:
Owned orchards			$47,914	$39,270
Farming			8,726	7,725
Total			$56,640	$46,995

All revenues are from sources within the United States of America.

(6)   DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on management’s estimate of the costs incurred during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs.

Deferred farming costs amounted to $3.7 million and $3.4 million at June 30, 2011 and 2010, respectively.

(7)   GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended June 30, 2011 and 2010, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $4,000 and $11,000, respectively.   For the six months ended June 30, 2011 and 2010, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $10,000 and $32,000, respectively.

(8)   CREDIT FACILITY - DEBT

The Partnership has a $5.0 million revolving credit facility with American AgCredit, PCA which expires on July 13, 2012.  Drawings on the revolving credit facility bear interest at the base rate, which is defined as the prime lending rate plus 1%.    The Partnership had $2.5 million and $1.2 million outstanding on the line of credit at June 30, 2011 and 2010, respectively.  At June 30, 2011 and 2010, interest on revolving advances was 4.25% per annum.

In addition to the revolving credit facility the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  At June 30, 2011, the Partnership had $9.5 million outstanding on the term loan.  At June 30, 2010, there were no outstanding amounts owed on term loans.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at June 30, 2011 and 2010.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $10.4 million compared to a carrying value of $9.5 million as of June 30, 2011.

The estimated fair value of the Partnership’s fixed rate term loan was determined using an estimated market interest rate of 4.25% over a life equal to the remaining maturity.  The Partnership has not considered lender fees in determining the estimated fair value.

(9)   PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(10) CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender. No distributions were declared or paid during the three and six-month periods ended June 30, 2011 or 2010.

(11) PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Service Cost	$15	$16	$30	$32
Interest Cost	11	10	22	21
Expected Return on Assets	(14)	(14)	(28)	(29)
Amortization of Unrecognized Prior Service Costs	2	1	4	3
Net Periodic Pension Cost	$14	$13	$28	$27

(12)  INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined benefit pension plan.  Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Service Cost	$4	$4	$8	$8
Interest Cost	4	5	8	9
Net Periodic Intermittent Severance Cost	$8	$9	$16	$17

(13)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  On June 1, 2011 the Partnership and the ILWU Local 142 agreed to a two-year contract, which is effective June 1, 2011 through May 31, 2013.  The Partnership believes that relations with its employees and the ILWU are good.

(14)  LEGAL PROCEEDINGS

The Partnership is not a party to any legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, nut pricing under certain nut sales agreements, determination of bad debt, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2010 Form 10-K.

Results of Operations

The Partnership’s results of operations and financial condition at June 30, 2011 are not necessarily directly comparable to the Partnership’s results of operations and financial condition at June 30, 2010 due to the acquisition of real property and assets from IASCO on August 1, 2010 and the financing as previously reported by the Partnership.  Effective as of the acquisition date, the sales of nuts grown in the IASCO orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of nuts sold.  The orchard acquisition effectively cancelled the farming contract for those acres resulting in lower contract farming revenue and lower contract farming costs.

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  A return to improved rainfall patterns in the second half of 2010 at Ka’u and a late flowering period at Keaau and Mauna Kea improved the nut production for the first half of 2011 compared to the same period in 2010.

Nut sales recorded for the three-month period ended June 30, 2011 were $164,000 and includes $87,000 from the sale of 121,000 contract pounds produced in the second quarter 2011, $17,000 additional revenue recorded for the first quarter 2011 production from the IASCO orchards, and $60,000 additional revenue for the nut production from the IASCO orchards in 2010, effective August 1, 2010, the date of the Partnership’s acquisition of those orchards.  The additional revenue is the result of the adjusted price per pound of the IASCO nuts due to the final nut price for the crop year 2010-2011 published by the United States Department of Agriculture, which is $0.75 per pound wet-in-shell.  The Partnership had no production and no nut sales for the three-month period ended June 30, 2010.  Nut sales for the six-month period ended June 30, 2011 and 2010 were $2.3 million and $1.2 million, respectively. The Partnership’s contract pounds produced for the six-month period ended June 30, 2011 and 2010 was 3.1 million pounds and 1.6 million pounds, respectively, or an increase of 94%.  Unless otherwise indicated, contract pounds or pounds refer to the actual wet-in-shell pounds of macadamia nuts adjusted for moisture and salability in accordance with the nut purchase agreements.  The increase in nut sales in 2011 is mainly attributable to the nut sales from the IASCO orchards of $899,000 which includes $839,000 from 1.2 million contract pounds produced in 2011 and $60,000 additional sales due to the nut price adjustment for the prior year’s production.  Additionally, the drought conditions at the Ka’u orchards during the fall and winter of 2009 hindered the nut production of the Partnership’s orchards in the second quarter of 2010.  The average price received per pound sold during the three and six-month periods ended June 30, 2011 was $0.72 compared to the price received per pound sold for the six-month period ended June 30, 2010 of $0.73, a decrease of 1%.

For the six-month period ended June 30, 2011, the Partnership had a net income of $115,000 from total revenues of $2.9 million.  Net loss for the six-month period ended June 30, 2010 was $143,000 from total revenues of $3.0 million. Net income per Class A Unit for the six-month period ended June 30, 2011 was $0.02 and net loss per Class A Unit for the same period in 2010 amounted to ($0.02).  The net income in 2011 is mainly attributable to increased nut sales, including $60,000 recorded for 2010 production, crop insurance claim in the amount of $534,000, and $45,000 in distributions from American AgCredit, PCA, offset by higher interest expense.  The net loss in 2010 is a result of insufficient nut sales to cover fixed costs.

Net cash flow per Class A Unit for the six-month periods ended June 30, 2011 and 2010, as defined in the Partnership Agreement, amounted to $0.02 and ($0.11), respectively.  The improved net cash flow result in 2011 is attributable to higher net income and lower debt payments.  The net cash flow result in 2010 is attributable to lower net income and the Partnership paying off $925,000 of debt.

The Partnership had a net income of $66,000 for the second quarter of 2011 from revenues of $384,000.  Net loss for the second quarter of 2010 was $118,000 from revenues of $626,000.  Net income per Class A Unit for the second quarter of 2011 amounted to $0.01 and net loss per Class A Unit for the same period in 2010 amounted to ($0.02).  Net cash flow per Class A Unit for the second quarters of 2011 and 2010, as defined in the Partnership Agreement was ($0.01).  The net income for the second quarter 2011 compared to the net loss for the same period in 2010 was mainly attributable to the crop insurance claim in the amount of $534,000 in 2011 compared to $211,000 in 2010, offset by higher interest expense in 2011 compared to 2010.  The Partnership intends to use the crop insurance proceeds for general business purposes.

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts from all of its orchards other than those purchased from IASCO to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under nut purchase contracts.  In December 2009 the Partnership executed a nut purchase contract with Mauna Loa under which it agreed to sell its entire production from its then existing orchards at a fixed price of $0.73 per pound for the calendar years 2010 and 2011.  This nut purchase contract is based on wet-in-shell production adjusted to moisture at 20% (“WIS”) and saleable kernel/dry-in-shell of 30% (“SK/DIS”).  Under this contract, the Partnership is paid based on the adjusted pounds, WIS @ 20% SK/DIS @ 30%.

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the USDA report.  The final nut price published by the USDA, for the crop year ended June 30, 2011, is $0.75 per WIS pound.  In the second quarter 2011, the Partnership recorded additional nut revenue of $77,000, including $60,000 on the production of 2.7 million WIS pounds from the IASCO orchards recorded in 2010 and $17,000 on 1.2 million WIS pounds produced in the first quarter 2011. The average nut price received by the Partnership for nuts produced from the IASCO orchards for the five-month period beginning August 1, 2010, the date of the Partnership’s acquisition of those orchards, is $0.66 per pound.  The average nut price for nuts produced from the IASCO orchards for the three and six-month periods ended June 30, 2011 was $0.67 and $0.69 per pound, respectively.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009 and expiring on December 31, 2011. The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. The nut purchase price under each of the contracts will be $0.77 per pound on a WIS SK/DIS basis.  The contracts will terminate on the respective expiration dates if the parties are unable to extend the agreements on mutually acceptable terms.  In the event any of the agreements are terminated, Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to convert the nuts into kernel at a cost equal to Mauna Loa’s average processing cost.

For the three and six-month periods ended June 30, 2011 and 2010, nut production, nut prices and nut revenues were as follows:

	For the Three Months
	Ended June 30,
	2011			2010
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Combined Contracts	Nut Purchase Contract Based on Adjusted WIS Pounds
Nuts harvested (000’s pounds)
WIS pounds	148	18	166	0
Adjustment for WIS @ 20% SK/DIS @ 30%	(45)	—	(45)	0
Contract pounds	103	18	121	0
Nut price (per pound)	0.7300	0.6667	0.7190	0.7300
Net nut sales ($000’s)	$75	$12	$87	$0
Prior quarter nut revenue adjustment	—	17	17	—
Prior year nut revenue adjustment	—	60	60	—
Total nut sales ($000’s)	$75	$89	$164	$0
Price per WIS pound (Net nut sales)	$0.5068	$0.6667	$0.5241	$0

	For the Six Months
	Ended June 30,
	2011			2010
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Combined Contracts	Nut Purchase Contract Based on Adjusted WIS Pounds
Nuts harvested (000’s pounds)
WIS pounds	2,434	1,218	3,652	1,722
Adjustment for WIS @ 20% SK/DIS @ 30%	(501)	—	(501)	(123)
Contract pounds	1,933	1,218	3,151	1,599
Nut price (per pound)	0.7408	0.6889	0.7208	0.7300
Net nut sales ($000’s)	$1,432	$839	$2,271	$1,168
Prior year nut revenue adjustment	—	60	60	4
Total nut sales ($000’s)	$1,432	$899	$2,331	$1,172
Price per WIS pound (Net nut sales)	$0.5883	$0.6889	$0.6219	$0.6783

The Partnership produced 166,000 WIS pounds in the second quarter 2011, including 18,000 pounds from the IASCO orchards, compared to no nuts produced in the second quarter 2010.  Production for the first half of 2011, including 1.2 million WIS pounds recorded from the IASCO orchards was 112% higher than the same period in 2010.  Excluding production from the IASCO orchards which the Partnership acquired on August 1, 2010, the production in 2011 was 41% higher than 2010.  A better than expected fruit-set  late in the flower season followed by a brief dry period and improved rainfall distribution from July through December 2010 affected the nut production at Ka’u in the first half of 2011 which was better than the total volume produced for the comparable period in 2010.  During the second half of 2010, Ka’u recorded an adjusted rainfall of 10.49” for the July-December period while only 6.10” was recorded for the comparable period in 2009.  Additionally, the late fruit-set by June 2010 was better than the counts recorded in June 2009, resulting in higher nut production in the first half of 2011 compared to the first half of 2010.

The nut production in the first half of each calendar year at the Keaau and Mauna Kea orchards is affected by the length of the flower season at the respective sites.  Pollination and fruit-set at both sites normally ends in April with the majority of the nut production being harvested in the fall.  However, if the pollination/fruit-set season is extended into May and June, these nuts would be harvested in the first half of the following calendar year.

The bearing seasons at Keaau and Mauna Kea are slightly shorter than at Ka’u and normally do not produce a harvestable crop in the second quarter.

For 2010 and 2011 the nut price for production under the contract executed in December 2009 is set at $0.73 per pound on a WIS SK/DIS basis.  In January 2011 Mauna Loa agreed to an incremental $0.10 per pound WIS SK/DIS for nuts produced, up to 400,000 wet-in-shell pounds, from certain orchards in Keaau with lower nut densities.  Similarly, in March 2011 Mauna Loa agreed to an incremental $0.10 per pound WIS SK/DIS for nuts produced from certain orchards in Ka’u, up to 200,000 wet-in-shell pounds.  The additional $0.10 per pound, applicable to nuts harvested from certain orchards in the first quarter, was subject to the same quality terms as outlined in the December 2009 contract and helped offset additional harvest costs incurred for nuts harvested from orchards with lower nut densities.    In the first quarter 2011, 273,000 wet-in-shell pounds harvested from the orchards subject to this additional payment produced 203,000 contract pounds at a nut purchase price of $0.83 per contract pound.  The additional $0.10 per pound resulted in $20,000 additional revenue above the revenue generated by the standard contract purchase price.

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

Cost of goods sold (owned-orchard segment), for the six-month period ended June 30, 2011 was $0.54 per contract pound, which is lower than $0.56 per contract pound for the six-month period ended June 30, 2010.  The decrease in cost per pound is the result of the nuts produced in 2011 from orchards with lower cost per pound as compared to the nuts produced in the same period in 2010.

Crop Year Production Results

Macadamia nut production for the 2010-2011 crop year (July 1 to June 30), excluding production from the IASCO orchards, acquired by the Partnership on August 1, 2010, totaled 18.6 million WIS pounds, which was 601,000 pounds less than the 2009-2010 crop year production.  Including the 3.9 million WIS pounds reported from the IASCO orchards for the eleven months ended June 30, 2011, the Partnership’s 2010-2011 crop year production was 22.5 million WIS pounds which was 3.3 million pounds more than the total production of the 2009-2010 crop year.  Drought conditions at Ka’u that persisted from fall 2009 through summer 2010 had a negative impact on the 2010-2011 nut production.  An extended flower season at Keaau and Mauna Kea combined with improved pollination due to favorable weather had a positive impact on nut production in 2010-2011 compared with the previous two crop years. Comparative crop year results by orchard area are shown below:

	Wet-In-Shell Pounds Harvested for
	Crop Year Ended June 30, 2011, 2010, 2009			2011	2010
	(in thousands)			over	over
	2011	2010	2009	2010	2009
Keaau	7,675	6,418	6,402	+20%	0%
Ka’u (excludes IASCO orchards)	9,443	11,765	13,563	-20%	-13%
Mauna Kea	1,477	1,013	1,325	+46%	-24%
Subtotal	18,595	19,196	21,290	-3%	-10%
IASCO orchards (acquired August 1, 2010)	3,902	—	—
Total Production	22,497	19,196	21,290	+17%	-10%

Farming Segment

Farming service revenue and expense for the second quarter of 2011 were 65% lower compared to the same period in 2010.  Farming service revenue and expense for the six-month period ended June 30, 2011 were 70% and 71% lower respectively, compared to the same period in 2010. The decrease is the result of the elimination of the contract farming revenue and cost of contract farming services relating to the IASCO orchards.  Depreciation expense included in farming expense for the three and six-month periods ended June 30, 2011 were $99,000 and $197,000, respectively, compared to the three and six-month periods ended June 30, 2010 which were $54,000 and $101,000, respectively.  The increase in depreciation expense in the three and six month periods ended June 30, 2011 compared to the same periods in 2010 was due to additional farm equipment and depreciable assets acquired in the IASCO purchase.

General and Administrative Expense

General and administrative expenses for the three and six-month periods ended June 30, 2011 increased by 5% and 1%, respectively, compared to 2010. The increase is attributed to higher costs associated with the orchard operations due to the IASCO orchards acquired in August 2010 and to higher other professional costs, offset by lower legal fees in 2011 due to the absence of costs related to the IASCO acquisition and to an EEOC investigation of certain complaints filed in 2008 against the Partnership, which were ultimately dismissed.

Other Income and Expenses

Interest expense for the three and six-month periods ended June 30, 2011 was $185,000 and $376,000, respectively, compared to $7,000 and $13,000 for the same periods in 2010.  The increase was attributable to a higher average outstanding balance on the revolving line of credit in 2011 and the $10.5 million term loan executed on August 4, 2010.  The Partnership had $2.5 million outstanding on the revolving line of credit at the end of the second quarter 2011 compared to $1.2 million outstanding on the line of credit at the end of the second quarter 2010.  The Partnership had a $9.5 million principal balance on its term loan at the end of the second quarter 2011 compared to no outstanding balance on its term loans at the end of the second quarter 2010.

The Partnership had $1,000 in interest income for the six-month period ended June 30, 2011, which was recorded in the first quarter 2011.  There was no interest income in the first half of 2010.

Other expense in the amount of $1,000 was recorded for the six-month period ended June 30, 2011.  Other income of $535,000 recorded for the second quarter 2011 was primarily attributable to $534,000 in crop insurance proceeds, net of general excise tax and a $2,000 adjustment to the accrual of the American AgCredit, PCA distribution which was recorded in the first quarter.  Other income of $579,000 recorded for the six-month period ended June 30, 2011 was primarily attributable to crop insurance proceeds of $534,000, net of general excise tax and $45,000 in distribution from American AgCredit, PCA. Other income of $212,000 recorded for the three and six-month periods ended June 30, 2010 was primarily attributable to $7,000 in distribution from American AgCredit, PCA and the accrual of crop insurance claims in the amount of $204,000, net of general excise tax.  Crop insurance claims result from an insurance policy that provides coverage if the production in designated blocks is less than 75% of a ten year moving average.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA.  At December 31, 2010, the Credit Agreement provided a maximum revolving loan of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  On March 7, 2011, American AgCredit, PCA provided an amendment to the revolving loan to maintain the maximum revolving loan of $5.0 million through July 13, 2012.  The Credit Agreement also includes a $10.5 million term loan.  This ten year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO.  At June 30, 2011, the Partnership had $9.5 million in outstanding long-term debt and line of credit drawings outstanding of $2.5 million.  At June 30, 2010, the Partnership had $1.2 million in drawings on the line of credit and no outstanding balance on its term loans.

At June 30, 2011 the Partnership had a cash balance of $234,000 compared to $454,000 at June 30, 2010.  Cash flows provided by operating activities for the six-month period ended June 30, 2011 totaled $1.2 million compared to $1.0 million used in operating activities for the six-month period ended June 30, 2010.  Cash flows used in operating activities for the three-month period ended June 30, 2011 totaled $825,000 compared to $2.2 million used in operating activities for the same period in 2010.  The increase in operating cash flows was primarily attributable to cash received in 2011 on the increased nut sales in the fourth quarter of 2010, compared to less cash received in 2010 due to lower nut production and sales. The $534,000 crop insurance proceeds and $45,000 distribution from American AgCredit, PCA also contributed to the improved operating cash flows in 2011.

At June 30, 2011 the Partnership had working capital of $303,000 and a current ratio of 1.07 to 1 compared to a working capital of $2.9 million and a current ratio of 2.31 to 1 at June 30, 2010. The decrease in working capital was primarily due to increased short-term borrowing and long-term debt as of June 30, 2011.

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

(b)         There have been no significant changes to internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse Weather Conditions.  Drought conditions in the Ka’u region from June 2009 through November 2010 negatively impacted the Partnership’s nut production in 2010.  While rainfall patterns have improved over the past eight months there is no guarantee that the Partnership’s production in 2011 will rebound to historical levels.

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

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter ended June 30, 2011, filed on August 10, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 10, 2011	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer
Chief Financial Officer

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

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter ended June 30, 2011, filed on August 10, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.