Form 10-Q
period 2011-09-30
ML MACADAMIA ORCHARDS L P
filed 2011-11-09
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

Item 1.  Unaudited Consolidated Financial Statements

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	September 30,		December 31,
	2011	2010	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$58	$27	$245
Accounts receivable	4,506	3,625	4,322
Inventory of farming supplies	275	174	171
Deferred farming costs	2,678	3,449	—
Other current assets	359	345	389
Total current assets	7,876	7,620	5,127
Land, orchards and equipment, net	50,604	52,638	52,359
Intangible assets, net	530	605	586
Other non-current assets	87	98	87
Total assets	$59,097	$60,961	$58,159

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Short-term borrowings	4,800	4,700	3,200
Accounts payable	688	662	567
Accrued payroll and benefits	734	689	811
Other current liabilities	21	101	33
Total current liabilities	7,293	7,202	5,661
Non-current benefits	409	364	439
Long-term debt	8,138	9,275	8,925
Deferred income tax liability	1,037	1,045	1,067
Total liabilities	16,877	17,886	16,092
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,226	43,109	42,073
Accumulated other comprehensive loss	(87)	(115)	(87)
Total partners’ capital	42,220	43,075	42,067
Total liabilities and partners’ capital	$59,097	$60,961	$58,159

See accompanying notes to consolidated  financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Macadamia nut sales	$5,357	$4,087	$7,688	$5,259
Contract farming revenue	651	615	1,191	2,417
Total revenues	6,008	4,702	8,879	7,676
Cost of goods and services sold
Cost of macadamia nut sales	4,679	3,682	6,375	4,578
Cost of contract farming services	607	567	1,088	2,225
Total cost of goods and services sold	5,286	4,249	7,463	6,803
Gross income	722	453	1,416	873
Total general and administrative expenses	460	517	1,218	1,264
Operating income (loss)	262	(64)	198	(391)
Impairment loss	—	(306)	—	(306)
Interest expense	(199)	(140)	(575)	(153)
Other income	—	218	579	430
Income (loss) before income taxes	63	(292)	202	(420)
Income tax expense	25	16	49	31
Net income (loss)/comprehensive income (loss)	$38	$(308)	$153	$(451)

Net cash flow (as defined in the Partnership Agreement)	$570	$506	$703	$(323)

Net income (loss) per Class A Unit	$0.01	$(0.04)	$0.02	$(0.06)

Net cash flow per Class A Unit	$0.08	$0.07	$0.09	$(0.04)

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	42,188	43,417	42,073	43,560
Accumulated other comprehensive loss	(87)	(115)	(87)	(115)
	42,182	43,383	42,067	43,526

Allocation of net income (loss)/comprehensive income (loss):
Class A limited partners	38	(308)	153	(451)
	38	(308)	153	(451)

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	42,226	43,109	42,226	43,109
Accumulated other comprehensive loss	(87)	(115)	(87)	(115)
	$42,220	$43,075	$42,220	$43,075

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Cash received from goods and services	$1,804	$1,863	$9,399	$7,148
Cash paid to suppliers and employees	(3,656)	(3,424)	(9,763)	(9,682)
Interest received	—	—	1	—
Interest paid	(273)	(54)	(575)	(66)
Net cash used in operating activities	(2,125)	(1,615)	(938)	(2,600)

Cash flows from investing activities:
Acquisition of land and capital equipment	(1)	—	(62)	(79)
Acquisition of IASCO	—	(200)	—	(200)
Net cash used in investing activities	(1)	(200)	(62)	(279)

Cash flows from financing activities:
Financing cost	—	(137)	—	(137)
Proceeds from drawings on line of credit	2,300	1,700	3,400	2,900
Repayment on line of credit	—	—	(1,800)	—
Payments on long term borrowings	(350)	(175)	(787)	(1,100)
Net cash provided by financing activities	1,950	1,388	813	1,663

Net decrease in cash and cash equivalents	(176)	(427)	(187)	(1,216)
Cash and cash equivalents at beginning of period	234	454	245	1,243
Cash and cash equivalents at end of period	$58	$27	$58	$27

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)	$38	$(308)	$153	$(451)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	882	804	1,337	1,042
Goodwill impairment	—	306	—	306
Inventory write down	—	7	—	7
Gain on acquisition of IASCO	—	(120)	—	(120)
Increase in accounts receivable	(4,249)	(3,017)	(184)	(1,074)
Increase in inventories	(45)	(15)	(104)	(14)
Decrease (increase) in deferred farming costs	747	195	(2,141)	(2,458)
Decrease (increase) in other current assets	34	84	30	(19)
Increase in accounts payable	413	229	121	367
Increase (decrease) in accrued payroll and benefits	206	148	(77)	46
Increase (decrease) in other current liabilities	(119)	74	(13)	(227)
Decrease in non-current accrued benefits	(2)	(2)	(30)	(5)
Decrease in deferred income tax liabilities	(30)	—	(30)	—
Total adjustments	(2,163)	(1,307)	(1,091)	(2,149)
Net cash used in operating activities	$(2,125)	$(1,615)	$(938)	$(2,600)

Supplemental Schedule of noncash investing and financing activities
Acquisition of IASCO financed by debt	$—	$12,300	$—	$12,300

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiary ML Resources, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2011 and 2010 and the results of operations, changes in partners’ capital and cash flows for the three and nine-month periods ended September 30, 2011 and 2010.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(3)  REVISION

The amounts reported as net cash flow (as defined in the Partnership Agreement) and net cash flow per Class A Unit for the three and nine months ended September 30, 2010 in the Form 10-Q for the quarter ended September 30, 2010 have been revised to be consistent with the presentation in the 2010 Form 10-K, which excludes the $120,000 bargain purchase price gain and $306,000 goodwill impairment related to the IASCO acquisition from such calculation.  This revision does not affect the financial statements and other financial information set forth in said Form 10-Q.

The Partnership revised the amounts previously reported as follows:

	As Previously Reported	Adjustments	Revised Net Cash Flow
	(in thousands, except per unit data)
Three months ended September 30, 2010
Net cash flow	$320	$186	$506
Net cash flow per Class A Unit	$0.04	$0.03	$0.07

Nine months ended September 30, 2010
Net cash flow	$(509)	$186	$(323)
Net cash flow per Class A Unit	$(0.07)	$0.03	$(0.04)

(4) RECLASSIFICATIONS

Certain balances have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net income (loss) previously reported.

(5) RECENT AUTHORITATIVE PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total comprehensive income.  ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively.  The Partnership does not expect this Update to have a significant effect on its financial statements.

(6) SEGMENT INFORMATION

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

The following tables summarize each reportable segment’s revenues, operating income (loss), assets and other information as of and for the three and nine-month periods ended September 30, 2011 and 2010.  Due to seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2011	2010	2011	2010
Revenues:
Owned orchards	$5,357	$4,087	$7,688	$5,259
Farming	4,005	3,251	6,734	6,619
Intersegment elimination (all farming)	(3,354)	(2,636)	(5,543)	(4,202)
Total	$6,008	$4,702	$8,879	$7,676

Operating income (loss):
Owned orchards	$218	$(110)	$95	$(583)
Farming	44	46	103	192
Total	$262	$(64)	$198	$(391)

Depreciation:
Owned orchards	$766	$707	$986	$824
Farming	98	85	295	186
Total	$864	$792	$1,281	$1,010

Expenditures for property and equipment:
Owned orchards	$1	$—	$48	$79
Owned orchards - IASCO	—	11,668	—	$11,668
Farming	—	—	14	—
Total	$1	$11,668	$62	$11,747

Segment assets:
Owned orchards			$51,059	$53,780
Farming			8,038	7,181
Total			$59,097	$60,961

All revenues are from sources within the United States of America.

(7) DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on management’s estimate of the costs incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs.

Deferred farming cost amounted to $2.7 million and $3.4 million at September 30, 2011 and 2010, respectively.

(8) GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended September 30, 2011 and 2010, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $10,000.  For the nine months ended September 30, 2011 and 2010, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $20,000 and $42,000, respectively.

(9) CREDIT FACILITY - DEBT

The Partnership has a $5.0 million revolving credit facility with American AgCredit, PCA which expires on July 13, 2012.  Drawings on the revolving credit facility bear interest at the base rate, which is defined as the prime lending rate plus 1%.    The Partnership had $4.8 million and $4.7 million outstanding on the revolving credit facility at September 30, 2011 and 2010, respectively.  At September 30, 2011 and 2010, interest on revolving advances was 4.25% per annum.

In addition to the revolving credit facility the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The Partnership had $9.2 million and $10.3 million outstanding on the term loan at September 30, 2011 and 2010, respectively.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all debt covenants at September 30, 2011 and 2010.

The fair value of the revolving credit facility is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $10.0 million compared to a carrying value of $9.2 million as of September 30, 2011.

The estimated fair value of the Partnership’s fixed rate term loan was determined using an estimated market interest rate of 4.25% over a life equal to the remaining maturity.  The Partnership has not considered lender fees in determining the estimated fair value.

(10) PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(11) CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender. No distributions were declared or paid during the three and nine-month periods ended September 30, 2011 or 2010.

(12) PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Service Cost	$15	$17	$45	$49
Interest Cost	11	10	33	31
Expected Return on Assets	(14)	(15)	(42)	(44)
Amortization of Unrecognized Prior Service Costs	2	2	6	5
Net Periodic Pension Cost	$14	$14	$42	$41

(13) INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined benefit pension plan.  Payment of the severance benefits is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)
	2011	2010	2011	2010
Service Cost	$4	$4	$12	$12
Interest Cost	4	4	12	13
Net Periodic Intermittent Severance Cost	$8	$8	$24	$25

(14) EMPLOYEES

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

(15) LEGAL PROCEEDINGS

The Partnership is not a party to any legal proceedings.

(16) ACQUISITION

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

Results of Operations

The Partnership’s results of operations and financial condition at September 30, 2011 are not necessarily directly comparable to the Partnership’s results of operations and financial condition at September 30, 2010 due to the acquisition of real property and assets from IASCO on August 1, 2010 and the financing as previously reported by the Partnership.  Effective as of the acquisition date, the sales of nuts grown in the IASCO orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of nuts sold.  The orchard acquisition effectively cancelled the farming contract for those acres resulting in lower contract farming revenue and lower contract farming costs.

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Improved rainfall distribution from October 2010 at Ka’u and the earlier than normal start of flower development at Keaau and Mauna Kea and nuts that fell in the second quarter at all orchards locations increased the nut production for the nine-month period ended September 30, 2011 compared to the same period in 2010.

Nut sales recorded for the three-month period ended September 30, 2011 and 2010 were $5.4 million and $4.1 million, respectively.  Nut sales for the nine-month period ended September 30, 2011 and 2010 were $7.7 million and $5.3 million, respectively.  The Partnership’s WIS pounds produced for the three-month period ended September 30, 2011 and 2010 was 9.5 million pounds and 7.1 million pounds, respectively, or an increase of 32%.  The Partnership’s WIS pounds produced for the nine-month period ended September 30, 2011 and 2010 was 13.1 million pounds and 8.9 million pounds, respectively, or an increase of 48%. WIS pounds refers to the actual wet-in-shell pounds of macadamia nuts. The increase in nut sales in 2011 is mainly attributable to the nut sales from the IASCO orchards of $1.6 million which includes $1.5 million from 2.2 million pounds produced in 2011 and $58,000 additional sales due to the nut price adjustment for the prior year’s production.  Nut sales in 2010 were lower than 2011 for the nine-month period due to the shortfall of nut production because of the drought conditions at the Ka’u orchards during the fall and winter of 2009.

For the nine-month period ended September 30, 2011, the Partnership had a net income of $153,000 from total revenues of $8.9 million.  Net loss for the nine-month period ended September 30, 2010 was $451,000 from total revenue of $7.7 million. Net income per Class A Unit for the nine-month period ended September 30, 2011 was $0.02 and net loss per Class A Unit for the same period in 2010 amounted to ($0.06).  The net income in 2011 is mainly attributable to increased nut sales primarily due to the nut sales from the IASCO orchards, crop insurance claim in the amount of $534,000 compared with $303,000 in 2010, and $45,000 in distributions from American AgCredit, PCA compared with $7,000 in 2010, offset by higher interest expense. The net loss in 2010 is a result of lower nut sales, IASCO acquisition costs and the impairment of goodwill.

Net cash flow per Class A unit for the nine-month period ended September 30, 2011 and 2010, as defined in the Partnership Agreement, amounted to $0.09 and ($0.04), respectively.  The net cash flow for the nine-month period ended September 30, 2010 excludes the $120,000 bargain purchase price gain and $306,000 goodwill impairment related to the IASCO acquisition.  The improved net cash flow result in 2011 is attributable to higher net income and lower debt payments.  The net cash flow result in 2010 is attributable to lower net income and the Partnership paying off $1.1 million of debt.

The Partnership had a net income of $38,000 for the three-month period ended September 30, 2011 from revenues of $6.0 million.  Net loss for the three-month period ended September 30, 2010 was $308,000 from revenues of $4.7 million.  Net income per Class A Unit for the third quarter of 2011 amounted to $0.01 and net loss per Class A Unit for the same period in 2010 amounted to ($0.04). The net income for the third quarter 2011 is mainly attributable to increased nut sales primarily due to the IASCO orchards, lower general and administrative expenses, offset by higher interest expense. The net loss for the third quarter 2010 is mainly attributable to acquisition costs of $125,000 and the impairment of goodwill in the amount of $306,000, offset by crop insurance claim in the amount of $99,000 and the bargain purchase price gain of $120,000.

Net cash flow per Class A Unit for the third quarters of 2011 and 2010, as defined in the Partnership Agreement was $0.08 and $0.07, respectively.  The net cash flow for the third quarter 2010 excludes the $120,000 bargain purchase price gain and $306,000 goodwill impairment related to the IASCO acquisition.  The improved net cash flow result for the third quarter 2011 is attributable to higher net income, offset by higher debt payments.

Owned-orchard Segment

The Partnership currently sells all of its macadamia nuts to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under various nut purchase agreements.  In December 2009 the Partnership executed a nut purchase contract with Mauna Loa under which it agreed to sell its entire production from its then existing orchards at a fixed price for the calendar years 2010 and 2011.  This nut purchase contract is based on wet-in-shell production adjusted to moisture at 20% (“WIS”) and saleable kernel/dry-in-shell of 30% (“SK/DIS”). Under this contract, the Partnership is paid $0.73 based on the adjusted pounds, WIS @ 20% SK/DIS @ 30%.  In January 2011 Mauna Loa agreed to an incremental $0.10 per pound WIS SK/DIS for nuts produced, up to 400,000 wet-in-shell pounds, from certain orchards in Keaau with lower nut densities.  Similarly, in March 2011 Mauna Loa agreed to an incremental $0.10 per pound WIS SK/DIS for nuts produced from certain orchards in Ka’u, up to 200,000 wet-in-shell pounds.  The additional $0.10 per pound, applicable to nuts harvested from certain orchards in the first quarter, was subject to the same quality terms as outlined in the December 2009 contract and helped offset additional harvest costs incurred for nuts harvested from orchards with lower nut densities.    In the first quarter 2011, 273,000 wet-in-shell pounds harvested from the orchards subject to this additional payment produced 203,000 contract pounds at a nut purchase price of $0.83 per adjusted WIS pound.  The additional $0.10 per pound resulted in $20,300 additional revenue above the revenue generated by the standard contract purchase price.

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and the USDA reported sales of WIS Hawaii macadamia nuts.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties.  In 2011 the Partnership recorded additional nut revenue of $58,000 on the production from the IASCO orchards recorded in 2010, which includes $4,000 on nuts produced in the third quarter and $54,000 on nuts produced in the fourth quarter 2010.  Including the additional revenue recorded in 2011, the average nut price received by the Partnership for nuts produced from the IASCO orchards for the five-month period beginning August 1, 2010, the date of the Partnership’s acquisition of those orchards, is $0.66 per pound.  The average price received for WIS nuts produced from the IASCO orchards for the three and nine-month periods ended September 30, 2011 was $0.73 and $0.71 per pound, respectively. Including the additional revenue recorded in 2011, the average nut price for nuts recorded from the IASCO orchards for the third quarter 2010 was $0.68 per pound.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the nut purchase contract executed in December 2009, which expires on December 31, 2011. The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. The nut purchase price under each of the contracts will be $0.77 per adjusted pound on a WIS SK/DIS basis.  The contracts will terminate on the respective expiration dates if the parties are unable to extend the agreements on mutually acceptable terms.  In the event any of the agreements are terminated, Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to convert the nuts into kernel, for a period of two years after a contract is terminated, at a cost equal to Mauna Loa’s average processing cost.

For the three and nine-month periods ended September 30, 2011 and 2010, nut production, nut prices and nut revenues were as follows:

	For the Three Months Ended September 30,
	2011			2010
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
Nuts harvested (000’s pounds)
WIS pounds	8,534	975	9,509	6,994	183	7,177
Adjustment for WIS @ 20% SK/DIS @ 30%	(2,175)			(1,560)
Adjusted WIS pounds	6,359			5,434
Nut price (per adjusted WIS pound)	0.7300			0.7300
Nut price (per WIS pound, IASCO only)		0.7313			0.6520
Net nut sales ($000’s)	$4,641	$713	$5,354	$3,967	$120	$4,087
Qtr 1 nut revenue adjustment	0	3	3	0	0	0
Total nut sales ($000’s)	$4,641	$716	$5,357	$3,967	$120	$4,087
Price per WIS pound (Net nut sales)	$0.5439	$0.7313	$0.5630	$0.5672	$0.6520	$0.5695

	For the Nine Months Ended September 30,
	2011			2010
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
Nuts harvested (000’s pounds)
WIS pounds	10,968	2,193	13,161	8,716	183	8,899
Adjustment for WIS @ 20% SK/DIS @ 30%	(2,676)			(1,683)
Adjusted WIS pounds	8,292			7,033
Nut price (per adjusted WIS pound)	0.7324			0.7300
Nut price (per WIS pound, IASCO only)		0.7100			0.6520
Net nut sales ($000’s)	$6,073	$1,557	$7,630	$5,135	$120	$5,255
Prior year nut revenue adjustment	0	58	58	4	0	4
Total nut sales ($000’s)	$6,073	$1,615	$7,688	$5,139	$120	$5,259
Price per WIS pound (Net nut sales)	$0.5537	$0.7100	$0.5842	$0.5892	$0.6520	$0.5906

The return of adequate rainfall distribution at Ka’u from October 2010 through April 2011 contributed to a light mature nut drop at the Ka’u orchards in the second quarter of 2011 that was harvested along with the mature nuts that fell in the third quarter.  At Keaau and Mauna Kea, the nut drop in the second quarter, which is negligible under normal conditions, improved the harvest volumes for the third quarter.  However, kernel quality and recovery were negatively affected by the older nuts harvested in the third quarter.

The timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred.  For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter.  Management estimates the average cost per pound for each orchard based on the estimated annual costs to farm each orchard and the anticipated annual production from each orchard.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each orchard’s estimated cost per pound by the actual production from that orchard.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is lowest during the first and second quarter of the year.  Deferred farming costs are expensed over the remainder of the calendar year since nut production is highest at the end of the third and fourth quarters.  Management evaluates the validity of each orchard’s estimated cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

Cost of goods sold (owned-orchard segment), for the nine-month period ended September 30, 2011 was $0.61 per contract pound which is lower than the $0.63 per contract pound for the nine-month period ended September 30, 2010.  The decrease in cost per pound is the result of the increased production in 2011 from the IASCO orchards which has a lower estimated cost per pound.

Farming Segment

Farming service revenue and expense for the third quarter of 2011 were 6% and 7% higher, respectively compared to the same period in 2010.  Farming service revenue and expense for the nine-month period ended September 30, 2011 were 51% lower compared to the same period in 2010. The decrease is the result of the elimination of the contract farming revenue and cost of contract farming services relating to the IASCO orchards.  Depreciation expense included in farming expense for the three and nine-month periods ended

September 30, 2011 were $98,000 and $295,000, respectively, compared to the three and nine-month periods ended September 30, 2010 which were $85,000 and $186,000, respectively.  The increase in depreciation expense in the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 was due to additional farm equipment and depreciable assets acquired in the IASCO purchase.

General and Administrative Expense

General and administrative expense for the three and nine-month periods ended September 30, 2011 decreased by 11% and 4%, respectively, compared to 2010.  The decrease is mainly attributable to lower legal fees in 2011 due to the absence of costs related to the IASCO acquisition, offset by higher costs associated with the orchard operations due to the IASCO orchards acquired in August 2010.

Other Income and Expenses

Interest expense for the three and nine-month periods ended September 30, 2011 was $199,000 and $575,000, respectively, compared to $140,000 and $153,000 for the same periods in 2010.  The increase was mainly attributable to a higher average outstanding balance on the revolving credit facility in 2011 and the $10.5 million term loan executed on August 4, 2010.  The Partnership had $4.8 million outstanding on the revolving credit facility at the end of the third quarter 2011 compared to $4.7 million outstanding on the credit facility at the end of the third quarter 2010.  The Partnership had a $9.2 million principal balance on its term loan at the end of the third quarter 2011 compared to $10.3 million principal balance on its term loan at the end of the third quarter 2010.

The Partnership had $1,000 in interest income for the nine-month period ended September 30, 2011, which was recorded in the first quarter 2011.  There was no interest income in 2010.

The Partnership had no other income in the third quarter 2011.  Other income recorded for the third quarter of 2010 included the non-recurring bargain purchase price gain of $120,000 on the purchase of assets from IASCO and $98,000 in crop insurance claims. In the third quarter of 2010 the Partnership also recorded a noncash expense of $306,000 due to the impairment of goodwill, a result of the elimination of the IASCO farming contract.  Other income of $579,000 recorded for the nine-month period ended September 30, 2011 was primarily attributable to crop insurance proceeds of $534,000, net of general excise tax and $45,000 in distributions from American AgCredit, PCA. Other income recorded for the nine-month period ended September 30, 2010 included $303,000 in crop insurance claims, net of general excise tax, the IASCO asset purchase price gain of $120,000, and $7,000 in distributions from American AgCredit, PCA.  The income was offset by a noncash goodwill impairment of $306,000.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA.  At December 31, 2010, the Credit Agreement provided a maximum revolving credit facility of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  On March 7, 2011, American AgCredit, PCA provided an amendment to the revolving credit facility to maintain the maximum revolving credit facility of $5.0 million through July 13, 2012.  The Credit Agreement also includes a $10.5 million term loan.  This ten year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO.  At September 30, 2011, the Partnership had $9.2 million in outstanding long-term debt and revolving credit facility drawings outstanding of $4.8 million.  At September 30, 2010, the Partnership had $10.3 million in outstanding long-term debt and $4.7 million in drawings on the revolving credit facility.

At September 30, 2011 the Partnership had a cash balance of $58,000 compared to $27,000 at September 30, 2010.  Cash flows used in operating activities for the nine-month periods ended September 30, 2011 and 2010 totaled $938,000 and $2.6 million, respectively. Cash flows used in operating activities for the three-month periods ended September 30, 2011 and 2010 totaled $2.1 million and $1.6 million, respectively.  The improvement in operating cash flows for the nine-month period ended September 30, 2011 was primarily attributable to cash received in 2011 on the increased nut sales in the fourth quarter of 2010, compared to less cash received in 2010 due to lower nut production and sales. The $534,000 crop insurance proceeds and $45,000 distribution from American AgCredit, PCA also contributed to the improved operating cash flows in 2011. The decrease in operating cash flows for the three-month period ended September 30, 2011 was primarily attributable to an increase in cash paid for operating expenses and interest, compared to the same period in 2010.

At September 30, 2011 the Partnership had working capital of $583,000 and a current ratio of 1.08 to 1 compared to a working capital of $418,000 and a current ratio of 1.06 to 1 at September 30, 2010. The increase in working capital was primarily due to an increase in accounts receivable offset by a decrease in deferred farming costs.

Management anticipates additional draws on the revolving credit facility as necessary to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming.  Management also believes that the credit facility with American AgCredit, PCA will provide the Partnership with adequate borrowing capacity to meet anticipated working capital needs during 2011 for operations as presently conducted. The Partnership’s fixed price nut purchase contract with Mauna Loa requires Mauna Loa to make nut payments in accordance with Hershey’s (Mauna Loa’s parent company) standard payment terms which are up to sixty days from date of nut delivery.  The payment terms of the two lease agreements and one license agreement are thirty days after the end of month delivery.  During certain parts of the year, if payments are not received as the contract requires, available cash resources could be depleted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernels in Hawaii and the price of Mauna Loa’s YTD price of the highest volume fancy and choice products as it relates to the two lease agreements and one license agreement relating to the IASCO orchards acquired in August 2010.  A $0.25 increase or decrease in USDA nut price would affect the price received by the Partnership by $0.09 per pound WIS under the two lease and one license agreements. The other nut purchase contract effective through December 31, 2011 is a fixed price contract.

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

(b)         There have been no changes to internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A.  Risk Factors

Adverse Weather Conditions.  Drought conditions in the Ka’u region from June 2009 through November 2010 negatively impacted the Partnership’s nut production in 2010.  While rainfall patterns have improved over the past eleven months there is no guarantee that the Partnership’s production in 2011 will rebound to historical levels.

Item 6.  Exhibits

(a)       The following documents are filed as part of this report:

Exhibit
Number	Description

10.85	Agricultural License Agreement dated September 12, 1979, with Mauna Loa Macadamia Nut Corporation (IASCO Orchards)

10.86	Agricultural Lease Agreement dated September 12, 1979, with Mauna Loa Macadamia Nut Corporation (IASCO Orchards)

10.87	Agricultural Lease Agreement dated September 21, 1981, with Mauna Loa Macadamia Nut Corporation (IASCO Orchards)

11.1	Statement re Computation of Net Income (loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certifications

31.2	Form of Rule 13a-14(a) [Section 302] Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: November 9, 2011	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
Wayne W. Roumagoux
Principal Accounting Officer
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

10.85	Agricultural License Agreement dated September 12, 1979, with Mauna Loa Macadamia Nut Corporation (IASCO Orchards)

10.86	Agricultural Lease Agreement dated September 12, 1979, with Mauna Loa Macadamia Nut Corporation (IASCO Orchards)

10.87	Agricultural Lease Agreement, dated September 21, 1981, with Mauna Loa Macadamia Nut Corporation (IASCO Orchards)

11.1	Statement re Computation of Net Income (Loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification

31.2	Form of Rule 13a-14(a) [Section 302] Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.