Form 10-K
period 2011-12-31
ML MACADAMIA ORCHARDS L P
filed 2012-03-28
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐ No ☒

As of March 21, 2012, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $11,477,521 (based on the closing price on that date of $2.65 per Unit).

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

The Partnership commenced operations in June 1986, following its acquisition of 2,423 tree acres of macadamia nut orchards from subsidiaries of C. Brewer and Company, Ltd. (“CBCL”).  In December 1986 and October 1989, the Partnership acquired 266 and 1,260 additional tree acres of macadamia nut orchards from subsidiaries of CBCL.  In September 1991 the Partnership acquired 78 tree acres of macadamia nut orchards from CBCL.  On May 1, 2000, the Partnership acquired 142 tree acres of macadamia nut orchards and its macadamia farming operations from subsidiaries of CBCL.  In April 2006, the Partnership acquired approximately 21 tree acres of macadamia nut orchards from J. W. A. Buyers.  On August 1, 2010, the Partnership acquired from International Air Service Co., Ltd. (“IASCO”) approximately 880 tree acres of macadamia nut orchards, land, irrigation equipment and other assets used in connection with macadamia nut farming.  Prior to the acquisition these orchards were farmed under contract by the Partnership.  On February 4, 2011, the Partnership purchased 26 tree acres of macadamia orchards from Keaukaha Properties, LLC.  These orchards were previously leased by the Partnership.

The Partnership’s farming operations consist of farming contracts, farming equipment, vehicles, a husking plant, irrigation wells, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming.  The Partnership’s farming assets and operations are located on the island of Hawaii.

The Partnership is managed by its general partner, ML Resources, Inc. (“MLR” or the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.

From the Partnership’s inception in 1986 through 2006 and commencing again in 2010, Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) was the Partnership’s sole customer.  In 2011 the Partnership sold all of its production to Mauna Loa under one nut purchase contract which expired on December 31, 2011, and two lease agreements and one license agreement covering the production from the IASCO orchards, which expire at various dates through 2080.  On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the nut purchase contract which expired on December 31, 2011 and are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards.  For further information on nut purchase contracts, see “BUSINESS OF THE PARTNERSHIP, Owned-Orchard Segment, Nut Purchase Contracts,” and “RISK FACTORS, Dependence Upon Single Customer.”

The Partnership does not intend to renew the nut purchase contract expiring on December 31, 2012.  Instead, the Partnership intends to have the related production processed into kernel in 2013 to be marketed by the Partnership in branded and bulk forms.  The Partnership is assessing several nut processing alternatives that may be available through third parties either in Hawaii or elsewhere, which are discussed below. The Partnership has not determined which alternative it intends to pursue.

As part of its current short-term supply agreements with Mauna Loa, the Partnership holds an option to require Mauna Loa to use commercially reasonable efforts to process the Partnership’s production covered by a contract at a fee equal to Mauna Loa’s cost for a period of two years after a contract terminates. This alternative, although currently short-term in nature, would require no capital investment by the Partnership. Alternatively, other Hawaii processors have open capacity to process a portion of the Partnership’s production and their capacity could potentially be expanded if that option was selected. A third option which is under evaluation is to husk and dry the Partnership’s nuts in Hawaii and then send the dried nuts offshore for processing. This option would require an estimated investment of between $1.5 and $2.0 million over three years for husking facility improvements and drying and storage facilities. Contract processing is an attractive solution in the short-term since no investment of capital would be required (other than the investment relating to husking and drying the nuts in Hawaii before sending the dried nuts offshore for processing) and the responsibility for managing the processing facility would be borne by third parties. Contract processing would also provide the Partnership the necessary time to acquire or construct its own nut processing facility should it decide to do so.

There are presently no macadamia processing facilities in Hawaii that are available for sale. The current Mauna Loa facility is best suited to accommodate the Partnership’s production since it has the necessary capacity and is most effective in dealing with the Partnership’s mechanically harvested production. We believe that the efficiency of the Mauna Loa plant could be adversely affected if the Partnership diverted a significant portion of its production to another facility in Hawaii or offshore. There are several smaller processing facilities in Hawaii, but they are not presently available for sale and would require additional investment of approximately $3-5 million to expand their nut processing capacity. Management estimates that the cost to build a new facility to process the Partnership’s production would be between $10 and $12 million and would take approximately three years to construct. If this option is selected, the Partnership might seek to fund the construction or acquisition of its own processing facility with a combination of equity and long-term debt in order to retain sufficient proceeds to utilize for the other initiatives outlined below.

As discussed below, Management of the Partnership is in the process of developing a comprehensive sales strategy to directly market its nut production as it becomes available from expiring contracts.  Demand for macadamia nuts is strong at the present time and global supply is constrained resulting in macadamia nut prices which are at historically high levels and substantially exceed those being paid by Mauna Loa under the nut contracts.  The Partnership believes that given the current market prices for macadamia nuts it will be able to sell or find replacement buyers for any nut production that ceases to continue to be subject to a nut purchase contract with Mauna Loa.

Until recently, the Partnership Agreement only permitted the Partnership to farm and sell nuts from its own macadamia orchards, as well as to farm orchards owned by others.  An Amendment to the Partnership Agreement adopted in March 2008 now permits the Partnership to process as well as market its macadamia nuts for sale to third parties.

Development of Branded Product

Historically, the Partnership has been in the business of the agricultural production of macadamia nuts but not their processing and marketing.  It has been subject to the risk of the market price for macadamia nuts except to the extent that it has been able to mitigate that risk by entering into fixed price contracts, such as three of the existing contracts with Mauna Loa.  In periods of declining prices these fixed price contracts can provide protection.  However, in times when market prices are rising or are high, as is the current case, these contracts can potentially deprive the Partnership of additional potential revenue that it might be able to obtain if it were to sell its nuts at current spot market prices.  In order to mitigate the risk of fluctuating market prices of macadamia nuts and at the same time expand its business activities into processing and marketing macadamia nut products for ultimate sale at retail, the Partnership is pursuing a vertical integration strategy.  One part of that strategy is determining how it will process or contract for the processing of wet-in-shell macadamia nuts, as discussed above. A second part of that strategy is to pursue the development and marketing of branded macadamia nut products, which will require the Partnership to expend monies for product development, marketing, advertising, shelf space allocation and other costs.  At this time management believes that there are few companies who are farming macadamia nuts and who also market and sell a branded product utilizing their nuts in the United States.  Most processors and manufactures of macadamia nut products purchase their nuts directly from other growers and then process and incorporate them into their products.  At this time, there is a limited selection of macadamia nut branded products with wide retail distribution in the United States.  The Partnership believes that there is a market opportunity where the Partnership could not only grow nuts but also process and incorporate those nuts into macadamia nut products for ultimate sale at retail to consumers or to sell the nuts in kernel form to others for incorporation into their products. As part of this strategy, the Partnership intends to build a line of macadamia-based foods to be sold under the brand name “Royal Hawaiian Orchards.” The Partnership intends to pursue this strategy over the next several years subject to the availability of funds and the measure of success that it experiences.

Historically, as market prices for nuts have varied, the price the processor pays to the farmer for nuts has also fluctuated.  The market price that is paid for nuts at any given time may or may not cover the costs of the farmer to farm and maintain his orchards.  Because macadamia nut trees, once they are mature, produce over a long-term basis, trees still must be maintained so they do not succumb to disease, pests or other maladies even in the event that production costs in any one year are not covered by the market price.  Accordingly, farmers are subject to market price fluctuations with potential losses in low price environments.  On the other hand, companies who produce macadamia nut products that are ultimately sold at retail generally have been able to maintain their margins passing on the price increases or reductions to the farmer or the consumer.  By pursuing a branded product strategy and continuing to farm macadamia nuts, the Partnership believes that it may have a pricing advantage since it is able to produce nuts from its own orchards and does not have to compete to purchase nuts from third parties.  Furthermore, the Partnership believes that even if market prices for macadamia nuts were to decline below the Partnership’s actual production costs, if it was able to successfully develop its branded strategy it would be able to sell the nuts as branded products on a profitable basis.  This mitigates the Partnership’s exposure to fluctuating market prices.  The Partnership has never previously before pursued sales of kernels or macadamia nut products on this basis and this will be a new business for it.  The Partnership intends to recruit employees with experience in the area in addition to its new Vice President of Marketing, and intends, subject to the availability of funds, to invest in development and marketing in order to pursue this strategy.  There is no assurance that this effort will be successful or that the Partnership will receive a return on its investment.

As a separate part of its branded product strategy, Royal Hawaiian Macadamia Nut, Inc., a subsidiary of the Partnership (“Royal”), in conjunction with a marketing company, also developed a small line of retail products which is currently being presented to distributors and retailers for distribution in Europe under the “Ono Ono” brand (the “Branded Product”). Royal is required to obtain the macadamia nuts and arrange for the manufacturing of the Branded Products and the marketing company will purchase the Branded Products from Royal and be responsible for the sales and marketing of the Branded Product on an exclusive worldwide basis.  Royal will own 20% and the marketing company will own 80% of the “Ono Ono” brand. Royal has purchased macadamia kernels and packaging materials for the manufacture of the new product line by a co-packer in California.

In order to pursue its marketing strategies, the Partnership has hired an executive vice president of sales and marketing effective January 1, 2012.  If these sales efforts are successful, the partnership will eventually be able to provide its nuts for the Royal Hawaiian Orchards line as well as to Royal for the Ono Ono line.

Subject to approval by the board of directors of the managing partner, the Partnership intends to seek to raise capital to implement its plans to process and market macadamia nuts and to expand and improve its orchard operations.

Financial Information about Industry Segments

Information concerning industry segments is set forth in Note 3 to the Notes to Consolidated Financial Statements filed herewith.

Owned-Orchard Segment

The Partnership grows and farms macadamia nuts on 5,070 tree acres of orchards it owns and leases.  The Partnership currently sells all of the macadamia nuts from its orchards to Mauna Loa under various forms of nut purchase contracts (including leases and licenses).  Production from its existing orchards (non-IASCO), is estimated to be between 19 and 21 million pounds wet-in-shell each year.  Production from the IASCO orchards in 2011 was 5.9 million pounds wet-in-shell.

In 2009, the Partnership sold macadamia nuts from its orchards to Mauna Loa and MacFarms of Hawaii, LLC (“MacFarms”) under nut purchase contracts and related addendums which provided for the sale of approximately 21 million field pounds and which have since terminated.

Nut Purchase Contracts.  In 2011 and 2010 the Partnership sold its entire macadamia nut production to Mauna Loa under an Addendum to the 2006 nut purchase agreement executed in December 2009 (the “Addendum”) and two lease agreements and one license agreement which it acquired in the August 1, 2010 acquisition of the IASCO orchards.  Nut purchase contracts require the buyer to purchase and a seller to sell a quantity of macadamia nuts.  Transfer of ownership for the nuts from the Partnership to Mauna Loa is at the time of delivery to Mauna Loa’s processing plant.  Nuts from the field are weighed after they are husked, which leaves the nut still in its hard shell, referred to as wet-in-shell (“WIS”).  Orchard to orchard and year to year, WIS nuts have varying moisture and saleable kernel contents.  The Addendum requires adjustments to a standard wet-in-shell moisture of 20% and a standard saleable kernel / dry-in-shell ratio of 30% (“WIS SK/DIS”) to the delivered field pounds to determine the pounds for which the Partnership is paid.  If the moisture content is above the 20% standard, then the pounds of nuts paid for will be less than the pounds actually delivered.  Conversely, if the moisture content is below the 20% standard, then the pounds of nuts paid for will be greater than the pounds of nuts actually delivered.  If the saleable kernel / dry-in-shell recovery is above the 30% standard, then the number of pounds paid for will be greater than the actual pounds delivered.  Conversely, if the saleable kernel / dry-in-shell recovery is below the 30% standard, then the number of pounds paid for will be less than the actual pounds delivered.  For nuts sold to Mauna Loa in 2011 under this contract, the average moisture content was 21.7% and saleable kernel/dry-in-shell was 24.8%.

On June 1, 2006, the Partnership executed a contract with Mauna Loa for the annual delivery of approximately 6.3 million pounds of wet-in-shell nuts, effective January 1, 2006 and expiring December 31, 2011.  The contract provided for a nut price of $0.74 per WIS SK/DIS pound in 2006 and $0.75 per WIS SK/DIS pound in 2007.  The purchase price increased annually by $0.01 per WIS SK/DIS pound, except 2008, until it reached $0.78 per WIS SK/DIS pound in 2011.  On July 9, 2008 an addendum to the June 1, 2006 nut purchase contract was executed with Mauna Loa for the delivery of an additional 9.0 million WIS pounds of nuts during the period July 21, 2008 through June 30, 2009 at a purchase price of $0.60 per pound on a WIS SK/DIS basis.  The addendum provided for an additional 3.0 million pounds to be delivered if mutually agreed on the same basis as the additional 9.0 million pounds.  On November 3, 2008 it was agreed that any additional pounds over the 9.0 million pounds delivered until December 31, 2008, would have a nut purchase price of $0.63 instead of $0.60 per pound on a WIS SK/DIS basis.  On March 23, 2009, the parties executed an amendment to the June 1, 2006 contract for the delivery of an additional 9.0 to 15.0 million wet-in-shell pounds at a purchase price of $0.63 per pound on a WIS SK/DIS basis for nuts delivered through December 31, 2009. On December 22, 2009, the Partnership and Mauna Loa executed the Addendum which provided that all of the macadamia nuts harvested by the Partnership, estimated to be between 19 to 21 million wet-in-shell pounds, in 2010 and 2011 would be sold to Mauna Loa at a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.  In the first quarter 2011 Mauna Loa agreed to an incremental $0.10 per pound WIS SK/DIS for nuts produced, up to 600,000 wet-in-shell pounds, from certain orchards in Keaau and Ka’u with lower nut densities.  The additional $0.10 per pound helped offset additional harvest costs incurred for nuts harvested from orchards with lower nut densities.  In the first quarter 2011, 273,000 wet-in-shell pounds harvested from the orchards subject to this additional payment produced 203,000 contract pounds at a nut purchase price of $0.83 per adjusted WIS pound.  The additional $0.10 per pound resulted in $20,300 additional revenue above the revenue generated by the standard contract purchase price.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the Addendum which expired on December 31, 2011.  The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards.  The nut purchase price under each of the contracts will be $0.77 per adjusted pound on a WIS SK/DIS basis.  To the extent the Partnership delivers wet in husk nuts, a $0.055 per wet-in-shell pound husking charge will be made by Mauna Loa.  At this time, the Partnership does not intend to renew the nut purchase contract expiring December 31, 2012.  However, Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to convert the nuts which would have been covered by such contract into kernel, for a period of two years after a contract is terminated, at a cost equal to Mauna Loa’s average nut processing cost.

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The license agreement expires in 2029 and the two lease agreements expire in 2078 and 2080, respectively.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and the USDA reported price of WIS Hawaii macadamia nuts.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties.  In 2011 the Partnership recorded additional nut revenue of $58,000 on the production from the IASCO orchards delivered in 2010.  Including the additional revenue recorded in 2011, the average nut price received by the Partnership for nuts produced from the IASCO orchards for the five-month period beginning August 1, 2010, the date of the Partnership’s acquisition of those orchards, was $0.66 per pound. The average price received by the Partnership for WIS nuts produced from the IASCO orchards in 2011 was $0.75 per wet-in-shell pound.

On December 16, 2004, the Partnership executed a nut purchase contract with Hamakua. The contract required Hamakua to purchase approximately 6.0 million field pounds of nuts during 2008, approximately 4.0 million field pounds of nuts per annum in the years 2009-2010, and 2.0 million field pounds of nuts per annum in the years 2011-2012. The contract provided for a minimum price of $0.75 per WIS pound and a maximum price of $0.95 per WIS SK/DIS. The pricing formula included a fixed component of $0.85 per WIS pound and a second component based on Hamakua’s average selling price for bulk kernel.  In February 2007, the contract was amended to allow the Partnership, at its option, to have Hamakua process macadamia nuts into kernel for a fee in lieu of selling the nuts to Hamakua.  The Partnership exercised this option solely for the calendar year 2007.  Hamakua refused to accept delivery of any macadamia nuts during 2008 and 2009.  The Hamakua nut purchase contract was terminated in connection with the settlement of litigation brought by the Partnership against Hamakua which resulted in the Partnership receiving a settlement payment of $324,000 during the first quarter of 2009.  This nut purchase agreement was terminated on June 10, 2009.

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

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central/South America.  For the 2011 crop, Hawaii supplied 16% of the world crop, and Australia, the world’s largest producer, supplied 30%.  In 2011, the Partnership supplied about 53% of the Hawaii crop from orchards it owns or leases and the orchards it farms for others supplied about 8% of the Hawaii crop to processors on Hawaii.  All of the Partnership’s production has historically only been sold to Hawaii processors as shipping the crop to processors outside of Hawaii has not been required.  The processors have the ability to purchase nuts from other local farmers and kernel from local and foreign processors to satisfy their requirements.  Nuts that are not purchased by the local processors would need to be processed into kernel for future sale or sold to a foreign buyer

Macadamia Farming Segment

The Partnership farms 5,070 tree acres of macadamia orchards, which it owns or leases, as well as macadamia orchards owned by other growers (approximately 1,100 acres after August 1, 2010, and 1,980 acres prior to July 31, 2010) under farming contracts.

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

Loan Agreement

On August 4, 2010 the Partnership and the General Partner entered into a Fourth Amended and Restated Credit Agreement with American AgCredit, PCA (as amended, the “Credit Agreement”).  The Credit Agreement originally provided a revolving credit facility of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  On March 7, 2011, the Credit Agreement was amended to maintain the revolving credit facility at $5.0 million through July 13, 2012.  The management of the Partnership has discussed with American AgCredit, PCA the extension of the revolving credit facility if necessary. The Partnership had $2.4 million and $3.2 million outstanding on the revolving credit facility as of December 31, 2011 and 2010, respectively.  As of the end of February 2012, the Partnership paid off the outstanding balance of $2.4 million.  The Partnership intends to utilize the revolving credit facility as required. Advances under the revolving credit facility bear interest at the base rate of 4.0% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher, unless the Partnership elects to convert the rate to a fixed rate in accordance with the provisions of the Credit Agreement.  The Partnership is also required to pay a facility fee of 0.30% to 0.375% per annum, depending upon certain financial ratios on the daily unused portion of its credit.  At December 31, 2011 and 2010, interest at the base rate on revolving advances was 4.25% per annum.

The Credit Agreement also provided the Partnership a 10-year $10.5 million term loan.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia nut farming operations of IASCO.  (see Note 15 Acquisition on page 52 and BUSINESS OF THE PARTNERSHIP, Acquisition of IASCO Orchards).  The Partnership had $8.9 million and $10.0 million outstanding on the term loan as of December 31, 2011 and 2010, respectively.

The revolving credit facility and the $10.5 million term loan are secured by all personal and real property owned by the Partnership.  Subject to certain exceptions, the Credit Agreement restricts the Partnership’s ability to change its capital structure, to make certain investments, loans or advances, to incur indebtedness, create liens, sell assets, or take certain other actions.  The Partnership is also prohibited from making any payments or other distributions in respect of any Partnership interest in the Partnership or to acquire a Partnership interest or to make any payments or contributions to any partner except in exchange for reasonably equivalent value.  The Partnership’s minimum tangible net worth is required to be $41.0 million increased dollar for dollar by the amount of positive consolidated net income of the Partnership after January 1, 2010.  The Partnership is required to have consolidated trailing twelve month EBITDA of not less than $1.5 million at the end of each quarter commencing as of June 30, 2010. The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2011. The Partnership was also in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant.  On March 7, 2011, the lender provided a waiver to the loan covenant for the quarter ending December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.

Acquisition of IASCO Orchards

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

Employees

As of December 31, 2011, the Partnership employed 290 people, 248 of which were seasonal employees.  Of the total, 22 are in farming supervision and management, 255 in production, maintenance and agricultural operations, and 13 in accounting and administration.

The Partnership is a party to two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u Orchard Division, the Keaau Orchard Division and the Mauna Kea Orchard Division.  These labor contracts expire on May 31, 2013. Although, the Partnership believes that relations with its employees and the ILWU are good, there is no assurance that the Partnership will be able to extend these agreements on terms satisfactory to it when they expire.

Item 1A.  Risk Factors

Before deciding to purchase, hold or sell our units, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Partnership, our business, financial condition and results of operations could be seriously harmed.

Dependence Upon Single Nut Purchaser.  From 1986 through 2006 and since 2010, the Partnership has relied upon a single customer, Mauna Loa, to purchase all of the nuts that it produces under various nut purchase agreements, which require the Partnership to sell and Mauna Loa to buy all of the Partnership’s production of macadamia nuts at various prices. Any disruption of that relationship could significantly adversely affect the Partnership if it was not able to find alternative purchasers at comparable prices for its nut production.  See “BUSINESS OF THE PARTNERSHIP, Owned-Orchard Segment, Nut Purchase Contracts.” The Partnership relies on Mauna Loa’s timely performance and payment under the nut purchase agreements for all of its revenues from the sale of nuts.  The Partnership believes that a material portion of the sales of macadamia nut products by Mauna Loa are to one large customer with multiple retail stores and therefore the Partnership believes that Mauna Loa also relies on that customer for such sales.  If the buyer breached its obligation to pay for the macadamia nuts delivered, the Partnership would suffer substantial financial difficulty since its major source of revenue will have ceased. The Partnership would need to seek another buyer for all or some of the nuts. Although given current market conditions the Partnership believes it could find other buyers for its nuts, there could be delays or disruption in sales depending upon the available processing capacity and purchasing commitments of various buyers. If Mauna Loa were late in making payments to the Partnership, the Partnership could stop the delivery of macadamia nuts. However, if the wet in shell macadamia nuts are not husked and dried within a limited amount of time they will deteriorate and have no further commercial value to the Partnership. Accordingly, any cessation of shipments is only a short term response.  Since, at this time, the Partnership does not have the facilities to process its nuts, the loss of this customer could result in its inability to preserve commercial value in its nut production until alternatives were found.

Nut Purchase Agreements.  There are three agreements requiring the purchase of nuts from the IASCO Orchards and they expire in 2029, 2078 and 2080 and provide for market determined prices. For the orchards other than the IASCO Orchards, one nut purchase contract covered all of the Partnership’s production, other than the IASCO orchards, during 2011 and provided for a fixed price. This agreement expired on December 31, 2011. Effective January 1, 2012, there are three nut purchase contracts with Mauna Loa: approximately one third of the non-IASCO production is covered by a one year agreement, one third by a two year agreement and one third by a three year agreement, each at a fixed price. Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise or may find that the spot price for nuts materially exceeds this fixed price, but they provide protection against adverse decline in market prices. A market price mechanism subjects the Partnership to the risk of a decline in world macadamia nut prices, which may or may not result in a price which covers the Partnership’s cost of production. For further information see “BUSINESS OF THE PARTNERSHIP, Owned-Orchard Segment Nut Purchase Contracts.”

Replacement Buyers. The Partnership does not intend to renew its nut purchase contract expiring on December 31, 2012, entered into with Mauna Loa on January 31, 2011.  Accordingly, the Partnership will have to obtain replacement buyers for approximately 6.5 million pounds of wet-in-shell (“WIS”) nuts in 2013, approximately 13 million WIS pounds in 2014, and approximately 19.5 million WIS pounds in 2015. The Partnership intends to sell the nuts to other buyers and/or engage third parties to process the nuts for the Partnership, for its sale after processing, including kernels sales and sales of finished products. The Partnership believes that given the current market prices for macadamia nuts it will be able to sell or find replacement buyers for any nut production that ceases to continue to be subject to a nut purchase contract.  However, there is no assurance of the creditworthiness of new customers and their ability to pay for nuts delivered.  Also, if the replacement buyers require shipment of nuts outside of Hawaii, the Partnership would incur transportation costs which could increase cost of sales, and adversely affect the Partnership’s profitability. If the Partnership is unable to secure buyers for the nuts from the expiring contracts, sales would decrease and adversely impact the Partnership’s results of operation and financial condition.

Alternative Processor.  The Partnership has the option to require Mauna Loa to use reasonable commercial efforts to process the Partnership’s production covered by a contract at Mauna Loa’s cost for a period of two years after the date of termination of a non-IASCO nut purchase contract.  This is only a short term solution for nut processing.  The Partnership believes it will be able to engage other third parties to process its nuts.  However, there is no assurance that the Partnership will be able to contract for the timely processing of nuts with an acceptable quality and cost.

Lease Agreements.  The Partnership leases approximately 1,922 tree acres of land for its orchard operations.  One of these leases, approximately 266 tree acres, has produced an average of 1.5 million WIS pounds over the past 5 years and terminates in 2019.  Two of these leases terminate in 2034, but allow the lessor to purchase the trees from the Partnership at fair market value in the year 2019.  The two leases account for 653 tree acres which have produced an average of 3 million WIS pounds over the past 5 years.  The Partnership believes that this landlord may exercise his rights to take back these orchards in 2019.  As such, the Partnership would lose approximately 919 tree acres or 17% of its production which could have a material adverse effect on the Partnership’s operations.  From time to time the Partnership has disagreements with persons who lease orchards to it regarding the Partnership’s performance under the lease agreement.  At this time a landlord who owns 356 tree acres that have been leased to the Partnership and produced approximately 1,000,000 field pounds last year, has claimed that the Partnership has breached the lease and therefore the landlord has a right to terminate.  The Partnership has denied these allegations.  If the landlord is successful in pursuing this claim, the Partnership would lose this acreage and its nut production.  This 356 tree acre lease is included in the 653 tree acre leases mentioned above.

Product Development and Marketing.  The Partnership is in the process of developing several lines of retail macadamia nut products, one of which is currently being presented to distributors and retailers in Europe and Asia for consideration.  The Partnership also intends to establish a national premier branded macadamia product line which will be targeted toward consumers in the U.S. mainland.  The development of the retail product lines and its launch involves considerable costs and the Partnership expects that this new line of business will incur significant operating losses until the products generate sufficient revenue to cover the expenses, which is not expected to occur until at least the third year of establishing this new line of business.  Furthermore, if the Partnership’s new products are not favorably received, or if the products do not receive preferred shelf space at retail, the desired sales volume would not be generated and the Partnership’s revenues, profitability and financial condition would be adversely affected.

Co-packer and Distribution.  The Partnership will rely on co-packers to produce its product line.  If the co-packer does not complete the production timely and of acceptable quality or if the products are not delivered in a timely manner, the Partnership’s customers may cancel orders or refuse the products, which would adversely affect sales and profitability.

Market Risks.  When the Partnership actively commences activity as a branded consumer snack food marketer, we will operate in a highly competitive environment. In general, competition is based on product quality, price, brand recognition and brand loyalty. Our products will compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. We will also compete for presence on the shelf space of retail grocers, convenience stores, drug stores, mass merchandisers and club stores. As these retailers consolidate, the number of customers and potential customers declines and the purchasing power and logistics requirements of the consolidated retailers increases. Our competitors with greater resources than us may be in a better position than we are to meet these requirements. If we cannot develop and improve our distribution and service capabilities, we might not be able to compete effectively and may not generate or attain an acceptable level of sales.

Macadamia nut prices may not always exceed cost of goods sold. During 2011, under the contracts the Partnership has with Mauna Loa for the sale of its macadamia nuts, the Partnership received between 73.14 and 74.6 cents per contract pound ( as such is defined in the relevant contract).  During 2011, costs of goods sold of the Partnership to farm and produce these macadamia nuts, including depreciation of the trees, varied between 36 cents and $1.05 per contract pound or an average of approximately 61 cents per contract pound.  At this time, in some orchards the cost of goods sold exceeded the price that the Partnership sold the nuts for while in other orchards, the cost of goods sold was substantially lower than the price the Partnership sold the nuts for.  As contracts with Mauna Loa expire and are not renewed, the Partnership will no longer have its price set for production and therefore will be subject to the risk of market pricing.  Macadamia orchards are required to be cultivated and farmed in order to maintain the trees even in years where the price at which the macadamia nuts could be sold do not cover the cost of goods sold in this specific orchard. In such event the Partnership could suffer losses from certain orchards and its financial performance could be adversely affected.  There is no assurance that the prices of macadamia nuts in the future will exceed the costs of goods sold.

At this time, we do not have the ability to dry or process our nut production, which prevents us from being able to ship our nuts outside of Hawaii for processing. Macadamia nuts are harvested wet-in-shell and will rapidly deteriorate if they are not promptly dried. Once the nuts are husked and dried, they can be shipped to customers or processors who are not on the island of Hawaii. At this time the Partnership does not have the facilities to dry its nut production. However, as part of its vertical integration strategy, if it elects to provide husking and drying facilities to enable it to sell its nuts outside of Hawaii the Partnership would need to build drying and storage facilities and upgrade its husking facility over the next 1-3 years in stages that will allow it to dry nuts that are harvested that were subject to contracts with Mauna Loa that will not be renewed. This will permit the Partnership the flexibility to consider purchasers for its nuts both on and off of the island of Hawaii. If the Partnership does not construct such facilities in a timely manner, it will need to seek to have Mauna Loa process its nuts before sale to the ultimate customer or would have to seek another processor on the island of Hawaii to process or purchase its nuts. Mauna Loa is required to use its reasonable commercial efforts to do so for two years after the relevant contract expires. Limiting its ability to deal only with Mauna Loa to process the nuts or to other Hawaii processors to process or buy nuts could have a material adverse impact on the prices that the Partnership may be able to obtain for its nuts elsewhere had it been able to ship the nuts from Hawaii. This could also subject it to the risk that there may be no financially responsible processors or buyers for its nuts in Hawaii, which is similar to what occurred in 2007 when the Partnership was not able to sell it entire production.

Additional regulation could increase our costs of production adversely affecting our business. As an agricultural company, we are subject to extensive government regulation, including regulation of the manner in which we cultivate and fertilize as well as process our macadamia nuts.  Furthermore, as we endeavor to move toward processing and selling our branded product we will be subject to additional regulation regarding the manufacturing, distribution, and labeling of our products.  There may be changes to the legal or regulatory environment, and governmental agencies and jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our financial performance.

Increased costs associated with producing our product such as water, electricity, fertilizer and cultivation costs could increase our expenses and impact our financial performance. We purchase water, electricity, natural gas and fuel, fertilizer, pesticides, equipment and other products in order to conduct our farming operations to produce macadamia nuts.  Transportation costs, including fuel and labor, also represent a significant portion of the cost of our nuts.  These costs fluctuate significantly over time due to factors that may be out of our control, including increasing fuel prices, adverse weather conditions or natural disasters, employee strikes, increased export and import restrictions and other factors.  At this time, we are not able to pass on the increased costs of production or transportation to our sole customer.  Our business and financial performance could be negatively impacted if there are material increases in the costs incurred by us.

We are subject to the risk of product liability claims. The growing and sale of food products for human consumption involves the risk of injury to consumers. This risk increases as we move from primarily a farming operation into the marketing and sale of branded products. While we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot be sure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters. Although we maintain product liability insurance in an amount which we believe to be adequate, claims or liabilities of this nature might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others or they might exceed the amount of our insurance coverage.

Currency Exchange.  Over the past 24 months, the U.S. dollar has weakened against the currencies of other major growing regions, primarily Australia and South Africa, which has led to decreased competition in the U.S. markets and a price advantage when exporting macadamias from the U.S.  As the company implements its vertical integration strategy over the next several years, there are no assurances that the recent improvements in currency exchange rates will not reverse.  The Partnership may be exposed to losses from sales agreements or service contracts in foreign regions.

Seasonality. Because we experience seasonal fluctuations in production from our orchards and thus our  sales, our quarterly results fluctuate and our annual performance depends largely on results from two quarters. Our business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December. Typically, a substantial portion of our revenues occur during our third and fourth quarters. We generally experience lower revenues during our first and second quarters and may incur losses in these quarters.

Diseases and Pests.  As discussed below, macadamia nut trees are subject to damage or destruction from diseases, pests, floods, droughts, windstorms, hurricanes, volcanic activity and other natural causes. Partnership tree replacements for all orchards from all causes were 0.5% in 2011, 0.3% in 2010, and 0.4% in 2009. Diseases and pests can affect the health of the trees and resultant nut production.  There are several types of fungal diseases, which can affect flower and nut development.  One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau and Mauna Kea during periods of persistent inclement weather.

Tree losses may occur due to a problem known as “Macadamia Quick Decline” (“MQD”).  Research at the University of Hawaii indicates that this affliction is due to Phytophthora capsici which is associated with high moisture and poor drainage conditions.  Both the Keaau and Mauna Kea Orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 1.4% in 2011, 0.7% in 2010, and 0.9% in 2009.

Macadamia trees and production may also be affected by insects and other pests.  The Southern Green Stink Bug disfigures the mature kernel and contributes to a historical loss of nuts of 1.5%.  Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels.  An insect known as the Koa Seed Worm (“KSW”) causes fully sized nuts to fall that have not completed kernel development.  The affect of the KSW contribute to an average loss of nuts of 2.9%.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Nut damage caused by the TNB is not recorded as a defect by the current processor.  However, field surveys indicate that nut losses attributed to TNB was less than 1% in 2011.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

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

Insurance.  The Partnership obtains tree insurance each year under a federally subsidized program.  The tree insurance for 2012 provides coverage up to a maximum of approximately $16.5 million against catastrophic loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2011-2012 crop year and provides coverage up to a maximum of approximately $13.3 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies. There is no assurance that such insurance will cover all losses incurred by the Partnership or that such insurance will be available or purchased in the same amount in future periods.

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

During 2011, the Ka’u, Keaau and Mauna Kea areas recorded 65%, 88% and 107%, respectively, of the normal average annual rainfall in their area of the island.

Water Supply for Irrigation.  With the May 2000 acquisition of the farming business, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  On May 1, 2000, the Partnership entered into a license agreement with Mauna Kea Agribusiness Company, Inc. (“MKACI”) which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is One Dollar.  The license agreement terminates on June 30, 2045 or earlier if the May 1, 2000 lease between Partnership and Olson Trust is terminated by mutual consent.

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

In August 2010 the company purchased the macadamia nut orchards, land and assets used in connection with macadamia nut farming operation from IASCO.  Included in the assets is an irrigation well (the “Palima Well”) that supplies water for the IASCO orchards, orchards owned by New Hawaii Macadamia Nut Co. (“NHMNC”), and trees owned by the Partnership on leased land from the State of Hawaii.  Under a prior agreement with IASCO, NHMNC received a portion of the water pumped out of the Palima Well and the Partnership, as the new owner of this well, is obligated to continue this service.  The well provides supplemental irrigation and is generally sufficient, assuming average levels of rainfall, to sustain nut production at historical norms.

If insufficient irrigation water is available to the irrigated orchards, then, based on historical average rainfall levels, diminished yields of macadamia nut production can be expected.

Environmental.  We use herbicides, fertilizers and pesticides, some of which may be considered hazardous or toxic substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and our farming operations and could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under, or in property that we currently own, lease or that we previously owned or leased or upon which we currently or previously conducted farming operations.  These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances.  The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to use or sell certain real property, use it as collateral or result in fines or clean up costs.  Future environmental laws could impact our farming operations or increase our cost of goods.

Employees.  Our farming operations require a large number of workers, many on a seasonal basis.  The labor market on the island of Hawaii is very competitive and most of our employees are unionized under contracts which expire in May 2013.  In previous years, we have obtained the services of foreign workers, which we have not continued.  In the event that we are not able to obtain and retain both permanent and seasonal workers to conduct our farming operations, or in the event that we are not able to maintain satisfactory relationships with our unionized workers, our financial results could be negatively impacted.

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

Loan Agreement Restrictions.  The Partnership relies on external loan financing, currently being provided by a Credit Agreement with American Ag Credit, PCA through a revolving credit facility and a term note.  This loan contains various terms and conditions, including financial ratios, covenants and is secured by all of the real and personal property of the Partnership.  The term loan matures on July 1, 2020.  The revolving credit facility matures on July 13, 2012.  This Credit Agreement prohibits distributions to partners without the prior consent of the lender.  On multiple occasions during the last several years and as recently as the end of 2010, the Partnership has failed to comply with various covenants or financial ratios under its loan agreements, but has been able to obtain waivers or modifications of the agreement to avoid a default. If the Partnership is unable to meet the terms and conditions of its lending arrangements or is unable to obtain waivers or modifications of such lending arrangements, it could be in default of its loan agreements and the lender would be able to accelerate the obligations and realize on the collateral securing the indebtedness.  There is no assurance that the Partnership will be able to comply with its loan facilities or obtain waivers or modifications in the future to avoid a default. For further information see “BUSINESS OF THE PARTNERSHIP, Loan Agreement.”

Significant influence over our affairs may be exercised by substantial Class “A” unit holders.  As of March 21, 2012, the Class “A” unit holders holding more than 5% of the units are Fred and Mary Wilkie Ebrahimi (approximately 42.1% beneficial ownership), Barry W. Blank Living Trust (approximately 7.8% beneficial ownership) and Leap Tide Capital Management, Inc. (approximately 8.1% beneficial ownership).  Fred and Mary Wilkie Ebrahimi or the principal unit holders if they acted in concert would have the ability to control or block approvals that may be sought from unit holders, including modifications to the Partnership Agreement.  Also, the significant concentration of shareholding may deter persons desiring to make bids to acquire the company, since they may not be able to do so without the cooperation of these principal shareholders.  In addition, if the Ebrahimi’s or other large unitholders were to sell a large number of our units, the market price of our units could decline significantly.  Furthermore, the perception in the public market that the Ebrahimi’s or other large unitholders might sell our units could depress the market price of our units, regardless of their actual plans.  Effective October 1, 2009 Bradford C. Nelson was elected as a director of the Partnership.  Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc., a company owned by Mr. Fred Ebrahimi, since January 2007 and has served as an officer and director of a group of companies in the United States of America, Europe and Asia owned by the Ebrahimi family since 2002.

Holders of Class “A” units of the Partnership have limited voting rights.  Our unit holders have limited voting rights on matters affecting the Partnership’s business, which may have a negative effect on the price at which the Partnership’s units trade.  In particular, the unit holders do not elect the directors of the general partner.  Furthermore, if unit holders are not satisfied with the performance of the directors they may find it difficult to remove any or all of the directors as the Partnership Agreement requires a vote of at least 66 2/3% of the outstanding units to remove the General Partner.

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

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and minimum lease rents:

		Tree		Lease	Min. Rent
Orchard	Acquired	Acres	Tenure	Expiration	per Annum
Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
”	June 1986	500	Leasehold (1)(3)	2019	$25,000
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)(4)	2019	$5,586
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)(5)	2034	$24,945
”	Oct. 1989	175	Leasehold (1)(6)	2028	$17,314
”	Oct. 1989	26	Fee simple
”	Oct. 1989	186	Leasehold (1)(6)	2031	$18,585
Mauna Kea	Oct. 1989	326	Leasehold (2)(5)	2034	$24,453
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	142	Leasehold (1)(7)	2045	$10,224
Ka’u 715/716	April 2006	21	Fee Simple
IASCO I	Aug. 2010	412	Fee Simple
IASCO II	Aug. 2010	468	Fee Simple
Total acres		5,070

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

(3)          Additional rental payment if USDA farm price for nuts is greater than $0.50 per pound ($521 for each $0.01)

(4)          Additional rental payment if USDA farm price for nuts is greater than $0.20 per pound ($291 for each $0.01)

(5)          Additional rental payment if USDA farm price for nuts is greater than $0.65 per pound ($376 for each $0.01)

(6)          Additional rental payment if USDA farm price for nuts is greater than $0.70 per pound ($30 to $265 for each $0.01)

(7)          Additional rental payment if USDA farm price for nuts is greater than $0.72 per pound ($265 for each $0.01)

In addition to the minimum rent, additional rental payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $40,000, $29,000 and $23,000 in 2011, 2010 and 2009, respectively. All the leases also require the Partnership to pay various expenses with respect to the leased premises.

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership.  Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.  For additional information, see “Stabilization Payments,” Footnote 3(1)(c) to the Consolidated Financial Statements filed herewith.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the OTC (symbol = NNUT).  There were 3,153 registered holders of Class A Depositary Units on December 31, 2011.

The high and low bid prices on the OTC during the last two fiscal years are shown in the table below:

		High	Low
2011:	4th Quarter	2.68	2.45
	3rd Quarter	2.70	2.40
	2nd Quarter	2.75	2.45
	1st Quarter	2.91	2.50

2010:	4th Quarter	3.00	2.40
	3rd Quarter	2.85	2.31
	2nd Quarter	2.89	2.33
	1st Quarter	2.49	2.20

The bid quotations on the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  No distributions have been made to unitholders since 2007.

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

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data)

	2011	2010	2009	2008	2007
Financial:
Total revenue	$17,994	$15,300	$16,418	$17,536	$11,330
Net cash provided (used) by operating activities (1)	2,325	(212)	2,553	2,774	(3,942)
Income (loss) before taxes	811	(1,466)	257	117	(4,008)
Net income (loss)	712	(1,487)	195	68	(3,965)
Distributions declared	—	—	—	—	1,350
Total working capital	1,414	(534)	2,568	1,065	(199)
Total assets	57,043	58,159	47,131	47,647	50,788
Long-term debt, non current	7,875	8,925	375	400	800
Total partners’ capital	42,537	42,067	43,526	43,179	43,312
Class A limited partners’ capital	42,785	42,073	43,560	43,365	43,297
Net cash flow as defined in the partnership agreement (2)	2,161	(526)	1,679	1,618	(2,437)

Per Class A Unit (3):
Net income (loss)	0.09	(0.20)	0.03	0.01	(0.53)
Net cash flow as defined in the partnership agreement (2)	0.29	(0.07)	0.22	0.22	(0.32)
Distributions	0.00	0.00	0.00	0.00	0.18
Partners’ capital	5.67	5.61	5.81	5.78	5.77

(1)          See “Statements of Cash Flows” in the consolidated financial statements for method of calculation.

(2)         See Footnote 5 in the notes to consolidated financial statements for method of calculation.

(3)          7,500,000 Class A Units were authorized, issued and outstanding for all periods presented.

The Partnership’s financial condition at December 31, 2011 and 2010 is not necessarily comparable to the Partnership’s financial condition in the other years as set forth in the table above due to the acquisition of real property and assets from IASCO on August 1, 2010.  Effective as of the acquisition date, the sales of nuts grown in the IASCO orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of nuts sold.  Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass through of farming cost plus a management fee.  The contract farming revenue and cost of contract farming services relating to the IASCO orchards are eliminated as of the acquisition date.

In 2007, the Partnership was unable to sell all of its production which materially affects the comparability of the financial data for 2007 with the other years as set forth in the table above.  Refer to Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations, Owned-Orchard Segment — Nut Revenue and Owned-Orchard Segment — Cost of Goods Sold.

Contractual obligations as of December 31, 2011 for the Partnership are detailed in the following:

Payments Due by Period

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and interest	$11,415,000	$1,599,000	$2,993,000	$2,720,000	$4,103,000
Operating leases	2,397,000	129,000	252,000	252,000	1,764,000
Total	$13,812,000	$1,728,000	$3,245,000	$2,972,000	$5,867,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

The information set forth below with respect to 2010 and 2011 is not necessarily comparable in all respects to previous financial results of the Partnership.  This inconsistency results from the acquisition of macadamia orchards and other properties from IASCO, a major farming contract customer.  Prior to the effective date of the acquisition, August 1, 2010, the Partnership farmed the IASCO orchards and received revenues from farming contracts with respect thereto.  After August 1, 2010, the Partnership ceased providing farming contract services to IASCO and farmed the macadamia orchards for its own account, including in its revenue sales of macadamia nuts produced from such orchards.  There was also a one-time impairment charge and a bargain purchase price gain resulting from such acquisition, as further discussed below. For further information concerning this transaction, SEE BUSINESS OF THE PARTNERSHIP, Acquisition of IASCO Orchards.

Results of operations — 2011, 2010 and 2009

Owned-Orchard Segment - Production and Yields

Production and yield data for the eleven orchards are summarized below (expressed in field pounds):

			2011	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2011	2010	2009
Keaau I	June 1986	1,467	6,861,383	4,677	4,499	3,997
Keaau II	Oct. 1989	220	634,459	2,884	3,039	2,077
Keaau Lot 10	Sept. 1991	78	241,728	3,099	3,237	2,153
Ka’u I	June 1986	956	5,912,519	6,185	4,417	6,668
Ka’u Green Shoe I	Dec. 1986	266	1,337,946	5,030	3,410	6,326
Ka’u II	Oct. 1989	714	3,550,042	4,972	4,439	5,943
Ka’u O	May 2000	142	778,282	5,481	4,137	5,100
Ka’u 715/716	Apr. 2006	21	113,137	5,387	3,158	5,740
Mauna Kea	Oct. 1989	326	1,005,877	3,086	4,319	3,108
IASCO I *	Aug. 2010	412	3,174,283	7,705	4,035	—

IASCO II *	Aug. 2010	468	2,704,557	5,779	2,184	—
Totals (except yields which are averages)		5,070	26,314,213	5,190	4,057	4,928

*Average yield per acre in 2010 for IASCO orchards includes production from August 1 through December 31, 2010.

The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Total production in 2011 was 27.9% higher than total production in 2010 and 27.4% higher than total production in 2009. Excluding production from the IASCO orchards, the production in 2011 was 14.3% higher than 2010 and 1.0% lower than 2009.  The average annual production from the IASCO orchards over the most recent ten year period is 4.9 million field pounds.  Total production in 2010 was 0.4% lower than 2009 and 5.2% lower than 2008. Significant factors affecting the crop were as follows:

1.  The return of normal and adequate rainfall distribution from October 2010 through May 2011 supported good pollination and nut set for the 2011-2012 crop and production in the fall 2011.  However, dry conditions during the period of June through November 2011, the critical kernel development period, affected the quality and recovery of the saleable kernels.

2. A long steady flower season at Keaau compensated for the low nut sets early in the season and contributed to nut production that exceeded the forecast.  In Ka’u, lower than normal rainfall during the kernel development period negatively affected the quality and recovery of saleable kernels.

3.  Above average rainfall at the Mauna Kea orchards throughout the flower season had a negative impact on pollination and nut set with the overall production being below the historical average.

4.  Overall, rainfall amounts and distribution during pollination/nut-set and kernel development period had the greatest impact on the 2011 nut production, kernel quality and recovery.

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yield per acre and the nut purchase price.  The Partnership recorded nut revenue from the IASCO orchards effective August 1, 2010, the date of the Partnership’s acquisition of these orchards.  The table below presents the comparison of revenues for the years ended December 31, 2011, 2010 and 2009.

	Macadamia Nut Sales for the Year
	Ended December 31, 2011, 2010, 2009
	2011			2010			2009
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds
WIS pounds	20,435	5,879	26,314	17,883	2,684	20,567	20,648
Adjustment for WIS @ 20% SK/DIS @ 30%	(4,464)			(3,493)			(2,750)
Adjusted WIS pounds	15,971	5,879		14,390	2,684		17,898
Nut price (per adjusted WIS pound)	0.7314			0.7300			0.6687
Nut price (per WIS pound, IASCO only)		0.7460			0.6405
Net nut sales ($000’s)	$11,681	$4,386	$16,067	$10,505	$1,719	$12,224	$11,968
Prior year nut revenue adjustment	—	58	58	4	—	4	—
Kernel sales from inventory	—	—	—	—	—	—	199

Total nut sales ($000’s)	$11,681	$4,444	$16,125	$10,509	$1,719	$12,228	$12,167
Price per WIS pound (Net nut sales)	$0.5716	$0.7460	$0.6106	$0.5874	$0.6405	$0.5945	$0.5796

The nut revenue reported from the IASCO orchards in 2010 is based on production for the five month period ended December 31, 2010.  The nut revenue reported from the IASCO orchards in 2011 is based on production for the full year.

In 2009, kernel sales from the inventory of kernels processed in 2007 were approximately $199,000.

At this time, world supply of macadamia nuts is constrained and demand is high resulting in increasing prices for nuts.  Although the price paid to the Partnership for production from the IASCO Orchards (approximately 5.9 million WIS pounds in 2011) is based upon a market price formula, the vast majority of the Partnership’s nut production (approximately 20 million WIS pounds in 2011) is sold to Mauna Loa under nut purchase contracts at fixed prices that are materially lower than what the Partnership could sell nuts for now if it were not subject to those contracts.  As these contracts expire,  the Partnership intends to sell the relevant production to other buyers and/or engage third parties to process the nuts for the Partnership, for its sale after processing in branded and bulk forms, thereby increasing the per unit sales prices to generate more revenue for the Partnership.

Owned-Orchard Segment - Cost of Goods Sold

Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as on the quantity of nuts actually harvested.

The Partnership’s unit costs (expressed in dollars per contract pound) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of contract pounds of macadamia nuts produced by that orchard. Contract pounds are the pounds for which the Partnership is paid.  Accordingly, contract pounds relating to the IASCO orchards are WIS pounds and contract pounds relating to the non-IASCO orchards are WIS SK/DIS pounds.  For further information on nut purchase contracts, see “BUSINESS OF THE PARTNERSHIP Owned-Orchard Segment, Nut Purchase Contracts.”  The Partnership’s unit costs are summarized below ($/lb.):

	Cost per Contract Pound
Orchard	2011	2010	2009
Keaau I	0.7268	0.6321	0.6957
Keaau II	0.9463	0.8877	1.2049
Keaau Lot 10	0.7084	0.6384	0.9134
Ka’u I	0.6218	0.8966	0.5306
Ka’u Green Shoe I	0.4628	0.6458	0.4209
Ka’u II	0.5816	0.6992	0.4513
Ka’u O	0.5314	0.7096	0.4647
Ka’u 715/716	0.3602	0.5609	0.3344
Mauna Kea	1.0510	0.7342	1.0124
IASCO I	0.5407	0.5423
IASCO II	0.4226	0.4962

Actual average cost per contract pound, all orchards	0.6150	0.6949	0.5836

Cost of goods sold was $1.6 million higher in 2011 than 2010.  Cost of goods sold was $1.4 million higher in 2010 than 2009 and cost of goods sold was $159,000 lower in 2009 than 2008.  In 2009 the Partnership incurred costs relating to the sale of kernels which are not included in the cost of goods sold for contract pounds as discussed above.  The cost per contract pound in 2011 was 11.5% lower than 2010.  The volume of nuts produced is a significant factor in the cost per contract pound.  The lower cost per contract pound in 2011 is the result of higher nut production which spread the costs over more pounds.  The cost per contract pound in 2010 was 19.0% higher than 2009 due to lower production and lower nut recovery from the Ka’u orchards, exclusive of the IASCO orchards, in 2010. The cost per contract pound in 2009 was 4.0% higher than 2008. The higher cost of goods sold in 2011 compared to 2010 is mainly due to the full year farming cost of $2.9 million associated with the IASCO orchards in 2011 compared to $1.4 million farming costs from the IASCO orchards reported for the five months in 2010. The higher cost of goods sold in 2010 compared to 2009 is mainly due to $1.4 million in farming costs associated with the IASCO orchards which the Partnership acquired in August 2010, and higher irrigation costs partially offset by lower fertilizer costs. The lower cost of goods sold in 2009 compared to 2008 is the result of lower production and no nut-in-shell cost of sale in 2009.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately twenty farming contracts (currently eleven contracts) to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee or fixed fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $1.9 million in 2011, $3.1 million in 2010, and $4.3 million in 2009. The 2011 farming service revenues were $1.2 million lower compared to 2010 due to the elimination of the IASCO farming contracts for the full year in 2011.  The 2010 farming service revenues were $1.2 million lower compared to 2009 due to the elimination of the IASCO farming service contracts on July 31, 2010. The IASCO farming service contracts were eliminated when the Partnership purchased the macadamia nut orchards from IASCO on August 1, 2010, thus reducing the Partnership’s total acres under farming contracts from 1,980 to 1,100 acres.   Approximately 115 acres are year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016 and contracts for approximately 280 acres expire June 30, 2033.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $1.7 million in 2011, $2.9 million in 2010, and $3.8 million in 2009.  These costs were all reimbursed to the Partnership under the terms of the farming contracts.  The $1.2 million decrease in the cost of contract farming services is also related to the elimination of the IASCO farming contracts.

General and Administrative Costs

General and administrative expenses are comprised of pro-rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

General and administrative costs for 2011 were $2,000 higher than 2010.  The farming operations incurred $163,000 higher costs mainly due to an increase in administrative compensation allocated to general and administrative costs.  Additional general and administrative costs in 2011 include product development costs of $36,000 and the non-recurring costs of $79,000 related to an attempt to acquire Mauna Loa.  These costs were offset by lower legal and other professional fees in 2011 due to the absence of costs related to the IASCO acquisition and to certain complaints filed in 2008 against the Partnership by the EEOC, which were dismissed. General and administrative costs for 2010 include costs relating to the acquisition of IASCO of approximately $211,000.  These costs were more than offset by lower fees related to tax preparation and related services and lower salaries and audit fees due to the exemption from the Sarbanes-Oxley internal control audit which resulted in $116,000 lower general and administrative costs in 2010 compared with 2009.

Interest Income and Expense

The Partnership recorded interest expense of $775,000 in 2011, $369,000 in 2010, and $98,000 in 2009.  Interest expense in 2011 relates to (1) the long-term loan used for the asset purchase of the macadamia nut farming operations of IASCO, (2) interest on a revolving line of credit and (3) insurance financing costs. The interest in 2010 also included interest related to the long-term loan used to acquire the farming operations from CBCL.  The interest in 2009 was related to (1) the long-term loan used to acquire the farming operations from CBCL, (2) capitalized equipment leases, (3) an equipment financing loan, (4) interest expense on a revolving line of credit and (5) insurance financing costs. The increase in interest expense in 2011 compared with 2010 is attributable to the $10.5 million term loan executed on August 4, 2010 and a higher average outstanding balance on the revolving line of credit in 2011.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  Interest was earned in the amount of $1,000 in 2011.  There was no interest earned in 2010, and interest was earned in the amount of $5,000 in 2009.

Other Income

Other income recorded in 2011 includes $534,000 in crop insurance proceeds, net of general excise tax and $45,000 in distributions from American AgCredit, PCA.  Other income recorded in 2010 includes $303,000, net of general excise tax, in crop insurance claims, the non recurring IASCO asset bargain purchase price gain of $120,000, and $7,000 in distributions from American AgCredit, PCA.  The Partnership also recorded an impairment loss of $306,000 due to the elimination of the IASCO farming contracts. Other income of $498,000 was recorded in 2009 and includes $157,000 in crop insurance proceeds, $317,000, net of general excise tax, in proceeds from the settlement with Hamakua Macadamia Nut Company, Inc., $17,000 in distributions from American AgCredit, PCA and $7,000 from the gain on sale of farm equipment.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs do generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax expense was $99,000 in 2011, $21,000 in 2010 and $62,000 in 2009.

Liquidity and Capital Resources

The Partnership recorded net income of $712,000 and generated operating cash flow of $2.3 million during 2011.  Net cash provided by operations was $2.3 million in 2011 compared to net cash used by operations of $212,000 in 2010.  The significant increase of $2.5 million in operating cash flows is mainly attributable to increased nut sales due to higher annual production from the Partnership’s orchards and recording full year production from the IASCO orchards.  Higher price per pound received on the IASCO production and lower overall cost per pound on total production contributed to the favorable financial results in 2011.  Higher interest expense was partially offset by higher crop insurance proceeds and increased distribution from American AgCredit, PCA in 2011.  The Partnership incurred a net loss of $1.5 million and had net cash used by operations of $212,000 during 2010.  Net cash provided by operations was $2.6 million in 2009.  The significant decrease of $2.8 million in operating cash flows in 2010 compared with 2009 was mainly attributable to lower nut sales due to lower production and lower nut recovery from the Partnership’s orchards, exclusive of the newly acquired IASCO orchards.  The lower contract farming service revenue of $1.2 million in 2010, due to the elimination of the IASCO farming contracts, was offset by the nut revenue of $1.7 million generated by the production from the IASCO orchards acquired by the Partnership in August 2010.  The Partnership paid more interest in 2010 than in 2009 which also contributed to the decrease in operating cash flows in 2010. The Partnership recorded net income of $195,000 and had cash flows from operations of $2.6 million during 2009 and had working capital of $2.6 million at December 31, 2009.

At December 31, 2011 the Partnership’s working capital was $1.4 million and its current ratio was 1.28 to 1, compared to working capital of negative $534,000 and a current ratio of 0.91 to 1 at December 31, 2010 and working capital of $2.6 million and a current ratio of 2.45 to 1 at December 31, 2009.  In 2011, the increase in working capital compared to 2010 was mainly the result of higher revenue and the reduction in short-term borrowing.  In 2010, the decrease in working capital compared to 2009 was the result of lower revenue, increased short-term borrowing and long-term debt, and higher interest expense.

The Partnership is a party to the Credit Agreement which was executed in August 2010, which provided a $10.5 million term loan and at this time provides a $5.0 million revolving credit facility.  The term loan matures in August 2020 and requires equal monthly payments of principal and interest over its term.  As of December 31, 2011, $2.4 million was outstanding on the revolving credit facility leaving $2.6 million available for further draw down by the Partnership.  As of the end of February 2012, the Partnership paid off the outstanding balance of $2.4 million on the revolving credit facility.  The Partnership intends to utilize the revolving credit facility as required.  The revolving credit facility matures on July 13, 2012.  The management of the Partnership has discussed with American AgCredit PCA the extension of the revolving credit facility if necessary and would extend it, unless the amount of cash held by the Partnership makes that unnecessary.

The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant. On March 7, 2011, the lender provided a waiver to the loan covenant for the quarter ended December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.  The partnership is currently in compliance with the Credit Agreement.  For further information see BUSINESS OF THE PARTNERSHIP, Loan Agreement and Note 7 to the Consolidated Financial Statements presented herein.

Capital expenditures in 2011, 2010 and 2009 were $74,000, $12.1 million, and $694,000, respectively.  Expenditures in 2011 include the purchase of 26 tree acres of macadamia orchards for $47,500, computers and farming equipment.  Expenditures in 2010 were attributable to the $11.7 million acquisition of land, orchards and irrigation equipment from IASCO and $400,000 for replacement equipment.  Capital expenditures planned for 2012 are about $700,000 for normal replacement of farming equipment and are expected to be financed internally.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving credit facility.  At December 31, 2011, the Partnership had a cash balance of $530,000 and line of credit drawings outstanding of $2.4 million.  At December 31, 2010, the Partnership had a cash balance of $245,000 and line of credit drawings outstanding of $3.2 million.

As a Limited Partnership, we expect to pay regular cash distributions to the Partnership’s unit holders if the cash flow from operations, as defined in the Management Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management and the terms of our borrowing agreements permit us to do so.  Cash distributions would be paid from operating cash flow and / or other resources.  In December 2007, the Partnership declared a distribution of $0.03 per Class A unit (a total of $225,000), which was paid February 15, 2008 to the unit holders of record as of December 31, 2007.  No subsequent distributions have been made.

In connection with the Partnership’s development of a branded macadamia nut product (see Item 1 “BUSINESS OF THE PARTNERSHIP - Development of Branded Product”) the Partnership will be required to expend approximately $8 to 9 million over the next four years (approximately $400,000 in 2012, $2,000,000 in 2013 and the remainder in later years) in product development and marketing and other expenses.

At this time, the Partnership believes that even if the Partnership’s plan is successful, this effort will not be profitable until at least 2014 and the Partnership expects to incur losses from these activities during 2012 and 2013.  The extent of the losses is dependent upon many factors, many of which are outside the control of the Partnership.  If the Partnership elects to husk and dry its nuts to enable it to sell the nuts outside of Hawaii it will be required to expend approximately $1.5 million over the next two to three years (approximately $750,000 in 2012) constructing additional drying and sorting facilities for its macadamia nuts.

It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted. The Partnership intends to extend the revolving credit facility or seek additional equity to meet its cash needs.

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

The Partnership recognizes revenue under all of its contracts using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements.  Additional information can be found in BUSINESS OF THE PARTNERSHIP Nut Purchase Contracts.

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

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rate on the Partnership’s revolving credit facility is based on a base rate as defined in the Credit Agreement and is currently 4.25% per annum.  A 1% increase or decrease per $1 million of borrowing will result in an interest expense fluctuation of approximately $10,000 per annum.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ML Macadamia Orchards, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners’ capital, and cash flows present fairly, in all material respects, the financial position of ML Macadamia Orchards, L.P. and its subsidiary (the “Partnership”) at December 31, 2011and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Accuity LLP

Honolulu, Hawaii
March 28, 2012

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$530	$245
Accounts receivable	4,996	4,322
Inventory of farming supplies	271	171
Inventory of kernels and packaging supplies	276	—
Other current assets	334	389
Total current assets	6,407	5,127
Land, orchards and equipment, net	50,009	52,359
Intangible assets, net	511	586
Deferred fees	116	—
Other non-current assets	—	87
Total assets	$57,043	$58,159

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050
Short-term borrowings	2,400	3,200
Accounts payable	470	567
Accrued payroll and benefits	772	811
Other current liabilities	301	33
Total current liabilities	4,993	5,661
Non-current benefits	587	439
Long-term debt	7,875	8,925
Deferred income tax liability	1,051	1,067
Total liabilities	14,506	16,092
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,785	42,073
Accumulated other comprehensive loss	(329)	(87)
Total partners’ capital	42,537	42,067
Total liabilities and partners’ capital	$57,043	$58,159

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Income Statements

(in thousands, except per unit data)

	December 31,
	2011	2010	2009
Macadamia nut sales	$16,125	$12,228	$12,167
Contract farming revenue	1,869	3,072	4,251
Total revenues	17,994	15,300	16,418
Cost of goods and services sold
Costs of macadamia nut sales	13,438	11,860	10,803
Costs of contract farming services	1,738	2,851	3,837
Total cost of goods and services sold	15,176	14,711	14,640
Gross income	2,818	589	1,778
General and administrative expenses	1,812	1,810	1,926
Operating income (loss)	1,006	(1,221)	(148)
Impairment loss	—	(306)	—
Interest and other income	580	430	503
Interest expense	(775)	(369)	(98)
Income (loss) before tax	811	(1,466)	257
Income tax expense	(99)	(21)	(62)
Net income (loss)	$712	$(1,487)	$195

Net cash flow (as defined in the Partnership Agreement)	$2,161	$(526)	$1,679

Net income (loss) per Class A Unit	$0.09	$(0.20)	$0.03

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.29	$(0.07)	$0.22

Cash distributions per Class A Unit	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	December 31,
	2011	2010	2009

Partners’ capital at beginning of period:
General partner	$81	$81	$81
Class A limited partners	42,073	43,560	43,365
Accumulated other comprehensive loss
Pension and severance obligations	(87)	(115)	(267)
	42,067	43,526	43,179

Allocation of net income (loss):
General partner	—	—	—
Class A limited partners	712	(1,487)	195
	712	(1,487)	195

Cash distributions paid and / or declared:
General partner	—	—	—
Class A limited partners	—	—	—
	—	—	—

Accumulated other comprehensive loss
Change in pension and severance obligations	(242)	28	152
	(242)	28	152

Comprehensive income (loss)	470	(1,459)	347

Partners’ capital at end of period:
General partner	81	81	81
Class A limited partners	42,785	42,073	43,560
Accumulated other comprehensive loss	(329)	(87)	(115)
	$42,537	$42,067	$43,526

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	December 31,
	2011	2010	2009
Cash flows from operating activities:
Cash received for goods and services	$17,899	$13,839	$16,983
Cash paid to suppliers and employees	(14,791)	(13,537)	(14,247)
Income tax paid	(9)	(145)	(90)
Interest received	1	—	5
Interest paid	(775)	(369)	(98)
Net cash provided by (used in) operating activities	2,325	(212)	2,553

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	7
Capital expenditures	(74)	(399)	(694)
Acquisition of IASCO	—	(200)	—
Net cash used in investing activities	(74)	(599)	(687)

Cash flows from financing activities:
Proceeds from drawings on line of credit	3,900	3,800	2,200
Proceeds from long term borrowing	—	—	600
Loan fees paid	—	(137)	(34)
Deferred rights offering fees	(116)	—	—
Repayment of long term debt	(1,050)	(1,450)	(475)
Repayment of line of credit	(4,700)	(2,400)	(3,100)
Capital lease payments	—	—	(21)
Cash distributions paid	—	—	—
Net cash used in financing activities	(1,966)	(187)	(830)

Net increase (decrease) in cash	285	(998)	1,036
Cash and cash equivalents at beginning of period	245	1,243	207
Cash and cash equivalents at end of period	$530	$245	$1,243

Reconciliation of net income (loss) to net cash
Provided by (used in) operating activities:
Net income (loss)	$712	$(1,487)	$195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,499	2,225	1,980
Goodwill impairment	—	306	—
Gain on acquisition of IASCO	—	(120)	—
IASCO acquisition deferred farming cost expense	—	426	—
Inventory write-off	—	7	136
Gain on sale of capital assets	—	—	(7)
Pension expense	70	109	113
Deferred income tax credit	(16)	(23)	(38)
(Increase) decrease in accounts receivable	(674)	(1,771)	74
(Increase) decrease in inventories	(376)	(12)	221
(Increase) decrease in other current assets	55	(62)	(50)
Increase (decrease) in accounts payable	(97)	272	(119)
Increase (decrease) in accrued payroll and benefits	(39)	168	(137)
Increase (decrease) in current liabilities	266	(250)	260
Decrease in non-current benefits payable	(75)	—	(75)
Total adjustments	1,613	1,275	2,358
Net cash provided by (used in) operating activities	$2,325	$(212)	$2,553

Supplemental schedule of noncash investing and financing activities
Acquisition of IASCO financed by debt	$—	$12,300	$—

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Notes to Consolidated Financial Statements

(1) OPERATIONS AND OWNERSHIP

ML Macadamia Orchards, L.P. (the “Partnership”) owns or leases and farms 5,070 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity in Hawaii, which processes the nuts and markets the finished products.  The Partnership farms approximately 1,100 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

The Partnership is developing its own retail product line which is currently being presented to distributors and retailers for distribution in Europe.  The Partnership has purchased macadamia kernels and packaging materials for the manufacture of the new product line by a co-packer in California.

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

Liquidity.  The Partnership recorded net income of $712,000, generated operating cash flow of $2.3 million during 2011 and had working capital of $1.4 million at December 31, 2011.  The financial results for 2011 were attributable to increased nut sales due to higher annual production from the MLP fields and the Partnership recording full year production from the IASCO orchards.  Higher price per pound received on the IASCO production and lower overall cost per pound on total production contributed to the favorable financial results in 2011.  Higher interest expense was partially offset by higher crop insurance proceeds and increased distribution from American AgCredit, PCA in 2011.  The crop insurance is reflected as cash received for goods and services in the consolidated statement of cash flows and was used for general business purposes.  The Partnership incurred a net loss of $1.5 million and had net cash used by operations of $212,000 during 2010 and had a working capital deficit of approximately $534,000 at December 31, 2010.  The adverse financial results for 2010 were mainly attributable to lower nut sales due to lower production and lower nut recovery from the Ka’u orchards.  The lower contract farming service revenue in 2010, due to the elimination of the IASCO farming contracts was offset by the nut revenue generated by the production from the IASCO orchards acquired by the Partnership in August 2010.  Increased debt, higher interest expense, lower other income, acquisition costs of $211,000, impairment loss of $306,000 offset by $120,000 IASCO bargain price gain also contributed to the adverse financial results in 2010.  The Partnership has access to working capital through its line of credit and other borrowing opportunities, if necessary.  However, management feels that the Partnership will be able to generate sufficient cash flows from operations to meet current obligations and debt service requirements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Cash Equivalents.  Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months.  The cash equivalents are not protected by federal deposit insurance.

(b)  Allowance for Doubtful Accounts.  The Partnership reviews the accounts receivable to determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates.  If customer payment timeframes were to deteriorate, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts at December 31, 2011 or 2010.

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

(f)  Inventory.

Farming Supply Inventory.  Farming supplies inventory is expensed on an average cost basis to cost of farming expense as used.  There was no write down of supplies inventory in 2011.  In 2010, the Partnership wrote off $7,000 of tree inventory due to attrition and unsuccessful grafting.

Kernel and Packaging Supply Inventory.  Kernel inventory is recorded at the lower of cost or market, and was valued at $240,000 at December 31, 2011.  The kernel inventory and packaging material in the amount of $36,000 will be expensed on an average cost basis to finished product as the Partnership’s new product line is manufactured.

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

Depreciation of orchards and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (40 years for orchards, between 10 and 20 years for irrigation and well equipment, and between 5 and 12 years for other equipment).  A 5% residual value is assumed for orchards.  The macadamia orchards acquired in 1986 situated on leased land are being amortized on a straight-line basis over the terms of the leases (approximately 33 years from the inception of the Partnership) with no residual value assumed.  The macadamia orchards acquired in 1989 situated on leased land are being amortized on a straight-line basis over a 40 year period (the terms of these leases exceed 40 years) with no residual value assumed.  For income tax reporting, depreciation is calculated under the straight line and declining balance methods over Alternative Depreciation System recovery periods.

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

The impairment of goodwill in the amount of $306,000 was recorded by the Partnership as of August 1, 2010, the date of acquisition of the IASCO orchards.  The elimination of the IASCO farming contract, which represented approximately 50% to 55% of the cash flow of the contract farming segment, resulted in the impairment of goodwill.  In 2010, the Partnership recorded its estimate of the fair value of remaining goodwill, which was zero, based upon a discounted cash flow analysis using unobservable inputs.

As a result of the IASCO orchards acquisition, the Partnership recorded $480,000 intangible asset consisting of three nut purchase agreements and $137,500 in financing fees.  The nut purchase agreements are being amortized over a ten-year life, or $48,000 per year.  The financing fees are being amortized over the terms of the respective debt agreement.  $105,000 of the financing fees is being amortized over 10 years or $10,500 per year.  $37,500 of the financing fees is being amortized over two years with $9,500 remaining to be amortized in 2012.

(i)  General Excise Taxes.  The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the years ended December 31, 2011, 2010 and 2009, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $32,000, $53,000, and $90,000, respectively.

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

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At December 31, 2011, management believes there were no uncertain income tax positions.  The four tax years in the period ended December 31, 2011 remain open for federal purposes.

(k) Revenue.  Macadamia nut sales are recognized when nuts are delivered to the buyer.  Contract farming revenue and administrative services revenues are recognized in the period that such services are completed, that is, upon the incurrence of direct labor or equipment hours incurred on behalf of an orchard owner.  The Partnership is paid for its services based upon a “time and materials” basis plus a percentage fee or fixed fee based upon each farming contract’s terms. Contract farming includes the regular maintenance of the owners’ orchards as well as harvesting of their nuts.  The Partnership provides these services on a continuing basis throughout the year.

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

(n) Net Consolidated Income (Loss) Per Class A Unit.  In 2011, 2010 and 2009 consolidated net income (loss) per Class A Unit was calculated by dividing 100% of Partnership’s consolidated net income (loss) by the average number of Class A Units outstanding for the period.

(o)  Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unit holder sources.  Accumulated other comprehensive loss consists of deferred pension and intermittent severance gains or losses.  At December 31, 2011 and 2010, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Loss in the amount of $329,000 and $87,000, respectively, in deferred pension and intermittent severance loss.

(p)  Recent Authoritative Pronouncements.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively.  The Partnership does not expect this Update to have a significant effect on its financial statements.

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

(a)  Nut Purchase Contracts. The Partnership had one nut purchase contract, two lease agreements and one license agreement with Mauna Loa in 2011.  The addendum to the June 1, 2006 contract, executed on December 22, 2009, provides that all of the macadamia nuts harvested by the Partnership in its existing orchards, estimated to be between 19 to 21 million wet-in-shell pounds, in calendar years 2010 and 2011 will be sold to Mauna Loa at a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.  The two lease agreements and one license agreement acquired by the Partnership with the purchase of the IASCO orchards on August 1, 2010, require that all macadamia nuts produced in the acquired orchards must be sold to and be purchased by Mauna Loa.  The agreements are long term agreements expiring in 2029, 2078 and 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the USDA report.  Under the two lease agreements, the price per pound is determined based on two elements:  (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products.  This wholesale price is adjusted to convert kernel price to a wet-in-shell basis; and (2)  40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the United States Department of Agriculture (“USDA”), for the most current crop year listed.  When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively.  The price per pound under the license agreement is determined in a similar manner as the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. The average nut price received by the Partnership for nuts produced from the IASCO orchards in the calendar year 2011 was $0.75 per pound.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009, which expired on December 31, 2011.  The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards.  The nut purchase price under each of the contracts will be $0.77 per adjusted pound on a WIS SK/DIS basis.  To the extent the Partnership delivers wet in husk nuts, a $0.055 per wet-in-shell pound husking charge will be made by Mauna Loa.  Upon termination of the contracts, Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to convert the nuts into kernel, for a period of two years after a contract is terminated, at a cost equal to Mauna Loa’s average nut processing cost.

(b)  Husking Activities.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  Payments or reimbursements made to Mauna Loa were $532,000 in 2011, $451,000 in 2010, $488,000 in 2009 for husking as the contracts require that the Partnership will deliver husked nuts.  Husking for the Ka’u orchards are performed at the Partnership’s husking plant in Ka’u.

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

In return, the Partnership is obligated to pay the owner 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay the owner 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due for 2011, 2010 or 2009.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the years ended December 31, 2011, 2010 and 2009.

Segment Reporting for the Year ended December 31, 2011 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$16,125	$13,654	$(11,785)	$17,994
Composition of Intersegment revenues	—	11,785	—	11,785
Operating income (loss)	875	131	—	1,006
Depreciation expense	2,032	392	—	2,424
Segment assets	50,099	6,944	—	57,043
Expenditures for property and equipment	48	26	—	74

Segment Reporting for the Year ended December 31, 2010 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$12,228	$13,074	$(10,002)	$15,300
Composition of Intersegment revenues	—	10,002	—	10,002
Operating income (loss)	(1,442)	221	—	(1,221)
Depreciation expense	1,880	293	—	2,173
Segment assets	51,453	6,706	—	58,159
Expenditures for property and equipment	10,260	1,807	—	12,067

Segment Reporting for the Year ended December 31, 2009 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$12,167	$12,832	$(8,581)	$16,418
Composition of Intersegment revenues	—	8,581	—	8,581
Operating income (loss)	(561)	413	—	(148)
Depreciation expense	1,788	166	—	1,954
Segment assets	41,390	5,741	—	47,131
Expenditures for property and equipment	694	—	—	694

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

In addition to a management fee, the managing general partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2011, 2010 or 2009.

(b)  Partnership Employment Contracts.   The Partnership has employment agreements with four executives.  Three employment agreements provide for severance should the executives be terminated Without Cause or if they should resign for Good Reason as defined in the agreements.  The total severance which would be payable under these agreements to Dennis J. Simonis, President and CEO is the equivalent of 24 months of base pay or $536,000 or less based upon the IRS limitation at the time of severance, 18 months of base pay or $212,000 for Randolph H. Cabral, Senior Vice President Operations and $185,000 for Wayne W. Roumagoux, Vice President and Chief Financial Officer. Scott C. Wallace was hired by the Partnership for the position of Executive Director Sales and Marketing, effective January 1, 2012.  His employment agreement provides for a minimum severance benefit of six months of base pay, or $125,000, in the event his employment is involuntarily terminated for other than Just Cause.  For further information see Item 11A EXECUTIVE COMPENSATION, Employment and Severance Agreements.

(5) CASH FLOW PERFORMANCE

Cash flow performance (based on definitions used in the Partnership Agreement) for the past three years is shown below (000’s):

	2011	2010	2009
Gross revenues (including interest and other income)	$18,574	$15,610	$16,921
Less:
Farming costs	12,705	12,517	12,686
Administrative costs	1,784	1,778	1,900
Income tax expense	99	21	62
Payments of principal and interest	1,825	1,820	594
Net cash flow (as defined in the Partnership Agreement)	$2,161	$(526)	$1,679

The 2010 gross revenues reported above exclude the $120,000 bargain purchase price gain related to the IASCO acquisition. All of net cash flow in 2011, 2010 and 2009 was allocated to Class A Units. This cash flow measure is used to determine the management fee paid annually to the general partner and forms the basis of distributable cash per unit.  No management fee was recorded in 2011, 2010 and 2009 as the Partnership purchased the stock of the managing partner MLR in January 2005 and the management fee was eliminated in consolidation.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2011 and 2010 (000’s):

	2011	2010
Land	$9,884	$9,875
Improvements	1,953	1,953
Machinery and equipment	5,245	5,063
Irrigation well and equipment	2,592	2,592
Producing orchards	76,317	76,271
Construction work-in-progress	0	163
Land, orchards and equipment (gross)	95,991	95,917
Less accumulated depreciation and amortization	45,982	43,558
Land, orchards and equipment (net)	$50,009	$52,359

Depreciation expense was recorded for $2.4 million, $2.2 million, and $2.0 million in 2011, 2010 and 2009, respectively. The Partnership’s interest in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2011 and 2010, the Partnership’s long-term debt comprises (000’s):

	2011	2010
Term debt	$8,925	$9,975
Current portion	1,050	1,050
Long-term debt	$7,875	$8,925

On May 2, 2000, the Partnership entered into a credit agreement with Pacific Coast Farm Credit Services, PCA (currently American AgCredit, PCA) comprised of a $5.0 million revolving line of credit and a $4.0 million promissory note.  On August 4, 2010 the Partnership and American AgCredit, PCA executed an amendment to the credit agreement which provides a term loan of $10.5 million and a revolving credit facility of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012. On March 7, 2011, the Credit Agreement was amended to maintain the revolving credit facility at $5.0 million through July 13, 2012. On June 30, 2009, the Partnership executed a term loan promissory note for $600,000 with American AgCredit, PCA.

The revolving credit facility expires on July 13, 2012.  The management of the Partnership have discussed with American AgCredit PCA the extension of the credit facility if necessary. Advances under the revolving credit facility bear interest at the base rate of 4.0% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.  From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit.  The Partnership, at its option, may make prepayments without penalty.

There was $2.4 million outstanding on the revolving credit facility as of December 31, 2011, with interest at 4.25%, which the Partnership has paid off as of the end of February 2012.   There was $3.2 million outstanding on the revolving credit facility as of December 31, 2010, with interest at 4.25%.

At December 31, 2011, the outstanding balance on the $10.5 million term loan was $8.9 million. At December 31, 2010, the outstanding balance on the $10.5 million term loan was $10.0 million. The term loan bears fixed interest as 6.5% per annum and matures on July 1, 2020.

The estimated fair values of the Partnership’s financial instruments has been determined using an estimated market rate of 4.25 % in 2011 and 2010 with similar terms and remaining maturities to that of the current financial instruments.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$8,925	$9,690	$9,975	$10,917

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

At December 31, 2011, the Partnership’s working capital was $1.4 million and its current ratio was 1.28 to 1.  At December 31, 2010, the Partnership’s working capital was negative $534,000 and its current ratio was 0.91 to 1.  At December 31, 2009, the Partnership’s working capital was $2.6 million and its current ratio was 2.45 to 1.  On August 4, 2010 the Partnership entered into a Fourth Amended and Restated Credit Agreement with American AgCredit PCA.  The agreement extends the maturity date of the Revolving Note from August 14, 2010 to July 13, 2012 and provides the maximum revolving loan of $5.0 million until July 13, 2012 as amended March 7, 2011.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2011.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant. On March 7, 2011, the lender provided a waiver to the loan covenant for the quarter ended December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.  Also, on March 7, 2011 the lender provided an amendment to the revolving loan to maintain the maximum revolving loan of $5.0 million through July 13, 2012.

Capital and Operating Leases. The Partnership had no capital leases as of December 31, 2011 and December 31, 2010.  The Partnership has operating leases for equipment and land.

Land Leases. The Partnership leases the land underlying 1,922 acres of its orchards under long-term operating leases which expire through dates ending 2045.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $40,000 in 2011, $29,000 in 2010, and $23,000 in 2009.  Total lease rent for all land operating leases was $177,000 in 2011, $170,000 in 2010, and $165,000 in 2009.

Equipment Operating Leases.  The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester.  The operating lease terms range from three to five years.  The operating lease cost was $9,000, $42,000, and $104,000 in 2011, 2010 and 2009, respectively.

Contractual obligations as of December 31, 2011 for the Partnership are detailed in the following table (000’s):

Contractual Obligations	Total	2012	2013	2014	2015	2016	Remaining
Long-term debt and interest	$11,415	$1,599	$1,531	$1,462	$1,394	$1,326	$4,103
Operating leases	2,397	129	126	126	126	126	1,764
Total	$13,812	$1,728	$1,657	$1,588	$1,520	$1,452	$5,867

(8) GROSS INCOME TAXES

The components of gross income tax expense (credit) for the years ended December 31, 2011, 2010 and 2009 were as follows (000’s):

	2011	2010	2009
Currently payable	$115	$44	$100
Deferred	(16)	(23)	(38)
Gross income tax expense (credit)	$99	$21	$62

The provision (credit) for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2011, 2010 and 2009.

The components of the net deferred tax liability reported on the consolidated balance sheets as of December 31, 2011 and 2010 are as follows (000’s):

	2011	2010
Deferred tax assets:
Intangible assets	$115	$115
Inventory	27	27
Gross deferred tax assets	142	142
Deferred tax liabilities:
Land, orchards, and equipment	(1,186)	(1,202)
Other	(7)	(7)
Gross deferred tax liabilities	(1,193)	(1,209)
Net deferred tax liabilities	$(1,051)	$(1,067)

(9) PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2011, 2010, and 2009 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2011, 2010, and 2009 (000’s):

	2011	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$788	$691	$627
Service cost	59	64	61
Interest cost	46	42	37
Actuarial (gain) loss	163	15	(14)
Benefits paid	(22)	(24)	(20)

Projected benefit obligation at end of year	1,034	788	691

Change in plan assets:
Fair value of plan assets at beginning of year	875	789	543
Actual return (loss) on plan assets	(18)	110	166
Employer contribution	14	—	100
Benefits paid	(22)	(24)	(20)
Fair value of plan assets at end of year	849	875	789

Funded status	(185)	87	98

Amounts recognized in the consolidated balance sheets consist of:

Prepaid pension cost (non-current)	$—	87	98
Accrued pension liability (non-current)	(185)	—	—
Net amount recognized	$(185)	$87	$98

The amounts recognized in accumulated other comprehensive loss at December 31, 2011, 2010 and 2009 were as follows (000’s):

	2011	2010	2009
Net actuarial loss	$271	$32	$72
Prior service cost	22	29	36
	$293	$61	$108

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2012 is $17,000 and $7,000, respectively.

The accumulated benefit obligation of the pension plan as of December 31, 2011 and 2010 was approximately $949,000 and $673,000, respectively.

The components of net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 were as follows (000’s):

	2011	2010	2009
Service cost	$59	$64	$61
Interest cost	46	42	37
Expected return on plan assets	(57)	(58)	(44)
Amortization of net actuarial loss and prior service cost	7	7	23

Net periodic pension cost	$55	$55	$77

The amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2011, 2010 and 2009 were as follows (000’s):

	2011	2010	2009
Net loss (gain)	239	(40)	(150)
Prior service credit	—	—	(13)
Amortization of prior service cost	(7)	(7)	7
Total recognized in accumulated other comprehensive loss	232	(47)	(156)
Total recognized in net periodic pension cost and other comprehensive income	$(287)	$(8)	$(79)

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2011, 2010 and 2009 and the net periodic pension cost for the years then ended are as follows:

	2011	2010	2009
Pension benefit obligation:
Discount rate	4.65%	6.00%	6.25%
Compensation increases	2.00%	2.00%	2.00%
Net periodic pension cost:
Discount rate	6.00%	6.25%	6.00%
Compensation increases	2.00%	2.00%	2.00%
Expected return on plan assets	6.70%	6.80%	7.50%

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

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2011, by asset category are as follows:

		Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$183	$—	$183	$—
U.S. large-cap value	$167	$—	$167	$—
U.S. mid-cap blend	$166	$—	$166	$—
U.S. small-cap growth	$168	$—	$168	$—
Pooled fixed income	$165	$—	$165	$—
Total	$849	$—	$849	$—

The fair values of the Partnership’s pension plan assets at December 31, 2010, by asset category are as follows:

		Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$177	$—	$177	$—
U.S. large-cap value	$178	$—	$178	$—
U.S. mid-cap blend	$173	$—	$173	$—
U.S. small-cap growth	$173	$—	$173	$—
Pooled fixed income	$174	$—	$174	$—
Total	$875	$—	$875	$—

The Partnership expects to contribute $90,000 to the plan in 2012.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(000’s)
2012	$28
2013	30
2014	39
2015	40
2016	53
2017-2021	357

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

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2011, 2010 and 2009 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2011, 2010 and 2009 (000’s).

	2011	2010	2009
Change in Severance Obligation

Severance obligation at beginning of year	$377	$326	$315
Service cost	17	15	15
Interest cost	17	17	19
Actuarial loss	11	19	4
Benefits paid	(61)	—	(27)
Settlements	6	—	—
Severance obligation at end of year	$367	$377	$326
Change in Plan Assets

Fair value of plan assets at beginning of year	$0	$0	$0
Employer contributions	61	—	27
Benefits paid	(61)	—	(27)
Fair value of plan assets at end of year	$0	$0	$0

Amounts recognized in the consolidated balance sheets consist of:

Accrued severance liability (current)	$(57)	$(55)	$(46)
Accrued severance liability (non-current)	$(310)	$(322)	$(280)
Net amount recognized	$(367)	$(377)	$(326)

The amounts recognized in accumulated other comprehensive loss at December 31, 2011, 2010, and 2009 were as follows (000’s):

	2011	2010	2009
Net actuarial loss	$36	$25	$6

There will be no estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost for the year ending December 31, 2012.

	2011	2010	2009
Components of Net Periodic Cost

Service cost	$17	$15	$15
Interest cost	17	17	19
Settlement loss	6	—	—
Net periodic cost	$40	$32	$34

The net actuarial loss recognized in other comprehensive income is $11,000, $19,000 and $4,000 in the year ended December 31, 2011, 2010, and 2009, respectively.

	2011	2010	2009
Weighted Average Assumptions

Discount rate	4.10%	4.96%	5.73%
Rate of compensation increase	1.65%	1.65%	1.65%

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

The Partnership expects to make $57,000 in contributions to the plan in 2012.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(000’s)
2012	$57
2013	15
2014	24
2015	29
2016	44
2017-2021	134

(11)  EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to an amount not to exceed the employee’s covered compensation for the plan year reduced by required withholdings, subject to annual limits.  The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees.  During the years ended December 31, 2011, 2010 and 2009, Partnership matching contributions were $34,000, $31,000, and $33,000, respectively.

(12)  SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees.  Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits.  During the years ended December 31, 2011, 2010, and 2009 Partnership contributions were $100,000, $119,000, and $112,000, respectively.

(13) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2011, 2010, and 2009 (000’s omitted except per unit data):

		Gross Income	Net Income	Net Income (Loss)
	Revenues	(Loss)	(Loss)	per Class A Unit
2011
1st Quarter	$2,487	$585	$49	$0.01
2nd Quarter	384	109	66	0.01
3rd Quarter	6,008	722	38	0.01
4th Quarter	9,115	1,402	559	0.07

2010
1st Quarter	$2,348	$372	$(25)	$0.00
2nd Quarter	626	48	(118)	(0.02)
3rd Quarter	4,702	453	(308)	(0.04)
4th Quarter	7,624	(284)	(1,036)	(0.14)

2009
1st Quarter	$2,971	$562	$432	$0.06
2nd Quarter	1,025	113	(291)	(0.04)
3rd Quarter	5,691	436	(42)	(0.01)
4th Quarter	6,731	667	96	0.02

(14) CONCENTRATION RISKS

Market and customers.  A decline in worldwide macadamia nut prices would adversely affect the price paid under the two lease and license agreements with Mauna Loa, as the contract price is determined based upon components influenced by the kernel market price.  There are a limited number of customers available to purchase the Partnership’s nut production.  As of December 22, 2009, one customer purchases the Partnership’s entire production.  If the Partnership’s customer is unable to perform under the contracts or if the Partnership and the customer do not agree upon terms under which they will renew nut purchase contracts as they expire, the Partnership would be required to find alternative purchasers for its nuts.

Nut Purchase Agreements.  The Partnership has three nut purchase contracts, two lease agreements and one license agreement in 2012 with Mauna Loa. The nut purchase contracts are fixed price contracts effective January 1, 2012 with contract terms of one, two and three years, respectively and its payment terms are in accordance with Hershey’s standard payment terms.  The two lease agreements and license agreement acquired in August 2010 contain market determined prices. The two lease agreements have a ninety-nine year term with sixty-seven and sixty-nine years remaining.  The license agreement has a term of fifty years with eighteen years remaining. The payment terms of the lease and license agreements are 30 days after the end of month delivery. The Partnership relies upon the financial ability of the buyer of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If the buyer was unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted.  If the buyer was late in payment the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.

The three contracts effective January 1, 2012 have a fixed nut price. Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise.

Employees.  As of December 31, 2011, the Partnership employed 290 people, of which 248 were seasonal employees.  Of the total, 22 are in farming supervision and management, 255 in production, maintenance and agricultural operations, and 13 in accounting and administration.

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

(15) ACQUISITION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2009, 2010, and 2011, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

(b)          Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the consolidated financial statements.

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

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

(c)          Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Partnership’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Identification of Directors

John K. Kai.  46 years old; director of the Managing Partner since June 2004; member of the Audit, Nominating, Compensation and Corporate Governance Committees since March 2005; president of Pinnacle Investment Group, LLC; president of Pinnacle Media Group, LLC; branch manager and investment representative of First Allied Securities, Inc.

James S. Kendrick.  64 years old; director of Managing Partner since June 2005; Executive at Mauna Loa Macadamia Nut Corporation from 1991 to 1998.

E. Alan Kennett.  68 years old; director of Managing Partner since June 2005; member of the Audit, Nominating, Compensation and Corporate Governance Committees of Managing Partner; President and CEO of Gay and Robinson Sugar Company, Inc. from 1994 to 2010.

Jeffrey M. Kissel.  62 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005 and chairman since March 2006; member of the Nominating, Compensation, Corporate Governance and Executive Committees of the Managing Partner; President of The Gas Company, LLC since December 2007; President and CEO of Safe Renewables Corporation from October 2006 until December 2007; from 2003 to 2005 was CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

Bradford C. Nelson.  45 years old; director of the Managing Partner since October 2009; member of the Nominating, Compensation and Executive Committees of the Managing Partner; Chief Financial Officer and a Director of Seemorgh Investments, Inc. Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc. since January 2007 and has served as an officer and director of a group of companies owned by the Ebrahimi family in the United States of America, Europe and Asia since 2002.

Dennis J. Simonis.  55 years old; director of Managing Partner since August 2002; member of the Executive Committee; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. Chief Financial Officer of DBE from August 2001, and President of DBE from October, 2005 through April 2009.

Scott C. Wallace.  56 years old; director of Managing Partner since June 2007; Executive Vice President, Sales and Marketing of the Managing Partner since January 1, 2012; Director of GardenChef Paul Company since January 2011; President and CEO of Fruit Patch from July 2009 to January 2011; Global Vice President, Sales and Marketing of SVP Worldwide from July 2006 to July 2009; Chairman, President and Chief Executive Officer of Gardenburger, Inc. from January 2001 to July 2006.

B.  Identification of Executive Officers of the Managing Partner

Dennis J. Simonis.  55 years old; president of Managing Partner since August 2001 and chief executive officer since December 2004. Formerly executive vice president and chief operating officer of Mauna Loa and Chief Financial Officer and President of DBE.

Randolph H. Cabral.  59 years old; senior vice president and orchard manager of Managing Partner since May 2000. Formerly senior vice president and orchard manager of KACI.

Wayne W. Roumagoux.  65 years old; chief financial officer of Managing Partner since August 2001.

Scott C. Wallace.  56 years old; executive vice president sales and marketing since January 2012.

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

E. Alan Kennett.  Mr. Kennett has worked in various executive capacities in the agriculture sector for over 40 years.  Mr. Kennett held executive positions at Gay and Robinson Sugar Company, Inc. from 1994 to 2010, including President and Chief Executive Officer.  He held various positions in the Hawaii sugar industry with C. Brewer and Co., Ltd. between 1976 and 1994.  Prior to 1976, Mr. Kennett managed sugar operations in Africa, the United Kingdom and the West Indies.  He is a graduate of Walton Technical College and the Liverpool College of Technology and completed Cornell’s Executive Development Program.  Mr. Kennett has been active in numerous Hawaii non-profit organizations and has written several technical papers.  He possesses an in-depth knowledge of agricultural practices and management, particularly those in the state of Hawaii.  He currently resides in Blaine, Washington.

Jeffrey M. Kissel.  Mr. Kissel has been the President of The Gas Company, LLC since December 2007. He was the President and Chief Executive Officer of Safe Renewables Corporation, an established marketer and producer of “Biodiesel” or “B100”, a substitute for conventional petroleum diesel, located in Houston, Texas.  He was the Chief Financial Officer for Earth Tech Inc. from 2003 to 2005, a $1.5 billion global engineering and construction company specializing in water treatment, and has held various financial executive positions in publicly traded companies since 1974.  From 1997 to 2003, Mr. Kissel was employed by URS Corporation as a vice president of planning and budgeting, and served as Chief Financial Officer for several URS Corporation divisions.  Mr. Kissel was President and principal shareholder of Hawaiian Communications between 1992 and 1997.  Prior to 1992 he worked with Tesoro, AON and Challenger Petroleum in the energy industry.  Mr. Kissel possesses a broad range of general management experience in both private and public companies and has a high level of financial expertise.  He has a B.B.A. and M.B.A. from the University of Hawaii and currently resides in Honolulu, Hawaii.

Bradford C. Nelson.  Mr. Nelson has served as a Director of the Managing Partner since October of 2009.  He is the Chief Financial Officer and a Director of Seemorgh Investments, Inc., an entity owned by Mr. Fred Ebrahimi, the Partnership’s largest unitholder currently owning about 42.1% of the Partnership’s Class A units.  Seemorgh manages all aspects of Mr. Ebrahimi’s finance and real estate holdings, including a large project in India called QuarkCity.  Mr. Nelson is a CPA and has served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined Mr. Ebrahimi’s companies.  He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver.  Mr. Nelson contributes global financial management experience and expertise and provides direct representation for the unit holders as he is an employee of the Partnership’s largest unit holder.  He resides in Thornton, Colorado.

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

Scott C. Wallace.  Mr. Wallace has served as a director since June 2007 and executive vice president sales and marketing of the Managing Partner since January 2012.  Prior to his employment with the Managing Partner he did consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies.  He was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits. Mr. Wallace has been involved with consumer products, general management, marketing, sales, processing, manufacturing, and distribution for his entire career.  Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry.  He spent three years managing offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg and Company owned business.  Prior to joining SVP, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006.  Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2000.  He has also served in management capacities with Fruit Patch (2009 through 2011), SVP Worldwide (2006 through 2009), Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985).  Mr. Wallace provides the Board of Directors broad general management and executive level sales and marketing expertise.  Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.

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

Board Meetings and Committees; Special Meeting Attendance.  During 2011, four meetings of the Board of Directors were held.  Each director attended at least 75% of the meetings of the Board and of all committees of the Board on which he served during 2011.  The Partnership does not have a policy with respect to Board members attendance at special meetings of partners.

Executive Session.  The executive session, a meeting of non-management directors, is presided over by Jeffrey Kissel who can be communicated with by e-mail at jeffreykissel@gmail.com.

Communications with the Board

Unitholders and others may send written communications directly to the Board, addressed to: Board of Directors of ML Resources, Inc., 26-238 Hawaii Belt Road, Hilo, Hawaii 96720.  Any such communication may be directed to the attention of the Lead Independent Director or the Chair of any Board Committee or to the non-management or independent directors.  Unitholders and others sending such communications should include the following in their written communication: (a) such persons should identify himself/herself/itself/themselves, and if a unitholder, provide reasonably satisfactory proof of their ownership of the Partnerships units; (b) such persons should state in reasonable detail and communicate with reasonable clarity and specificity their issue or concern; and (c) such persons should include their contact information (at a minimum, phone number and address).  However, nothing that is stated in this paragraph shall override any requirements imposed on any communications under the Partnership Agreement (as amended) or other governing documents or by any law, rule or regulation.

Audit Committee Report.

The following Audit Committee Report should not be deemed filed or incorporated by reference into any other Company filings under the United States Securities Act of 1933, as amended, or under the United States Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the Report by reference.

Effective March 2, 2006, Jeffrey Kissel was appointed chairman of the Audit Committee.  The members of the Audit Committee and Corporate Governance Committee in 2011 were Mr. Jeffrey Kissel, Mr. Alan Kennett and Mr. John Kai.  The Board of Directors has determined that each member of the Audit Committee is independent in accordance with NYSE rules and each member is financially literate, and Mr. Kissel qualifies as a financial expert.  The Partnership has adopted standards for independence and said standards are in the Partnership’s Corporate Governance Guidelines at the Partnership’s website www.mlmacadamia.com.  The Audit Committee met four times in 2011 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2011 with management and the independent auditors of the Partnership.  Based upon the above-mentioned reviews and discussions the Audit Committee has recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

Respectfully submitted by the current members of the Audit Committee,

Jeffrey M. Kissel	Audit Committee Chairman

John Kai	Audit Committee Member

E. Alan Kennett	Audit Committee Member

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

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation Committee during 2011 were Messrs. Kai, Kissel, Nelson and Kennett.  No member of the Compensation Committee was an officer or employee or former officer for the Partnership or the General Partner or had any relationship requiring disclosure under Item 404 of Regulation S-K.

Executive Committee.  The Partnership formed a Executive Committee and the charter was adopted in March 2011.  The Executive Committee Charter is available by request or on the Partnership’s website.  The members of the Executive Committee are Mr. Jeffrey Kissel, Mr. Bradford Nelson and Mr. Dennis Simonis.  Mr. Wallace was a member of the Executive Committee until he was appointed as executive vice president sales and marketing in January 2012. The Executive Committee assists the Board of Directors in fulfilling its responsibilities by exercising limited powers and authority when the Board is unable or unavailable to act as a whole body, or when the Board has requested that the Committee assume responsibility for a specific project.

F.              Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of ML Resources, Inc., the managing general partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the United States Securities and Exchange Commission, and Registrant.  Based on reporting forms submitted to Registrant, to the best knowledge of the Partnership no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2011.

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
Scott C. Wallace — Executive Vice President Sales and Marketing

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

On January 1, 2012, Scott C. Wallace, a director of the General Partner, was hired by the Partnership for the position of executive vice president of sales and marketing.  He is responsible for establishing and directing the marketing and sales activities of the Partnership. His compensation includes base salary of $250,000 per annum and a vehicle allowance of $1,000 per month.  His employment offer letter does not provide for a guaranteed term of employment but requires the payment of a minimum severance benefit of six months of base pay, or $125,000, in the event his employment is involuntarily terminated for other than Just Cause. He is eligible to participate in the short-term executive compensation plan under which his bonus, if any, will be determined in the discretion of the Board of Directors of the General Partner and standard benefits in accordance with Partnership’s benefit policies.  He will also be entitled to continue to receive fees as a director while he remains a director of the General Partner.

Summary Compensation Table

	Annual Compensation
Name and Principal				Board	Defined	Other
Position	Year	Salary	Bonus	Fees	Contribution	(a)	Total
Dennis J. Simonis	2011	268,000	112,500	19,000	10,084	3,200	412,784
President and chief	2010	264,000	—	20,000	18,202	3,200	305,402
executive officer	2009	260,000	145,000	20,000	18,202	4,900	448,102

Randolph H. Cabral	2011	141,000	42,400	—	7,337	5,600	196,337
Senior vice president	2010	139,000	—	—	18,634	5,600	163,234
	2009	137,000	56,400	—	12,681	5,600	211,681

Wayne Roumagoux	2011	124,000	29,700	—	3,695	2,100	159,495
Chief financial officer	2010	122,000	—	—	9,253	2,100	133,353
	2009	120,000	44,000	—	6,327	3,900	174,227

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

C.  Employment Contracts and Termination Agreements

The Managing Partner has employment agreements with its executive officers. None of these agreements provide payments triggered solely by a change of control of the Partnership. For further information see Item 11A Executive Compensation, Employment and Severance Agreements.

D.  Compensation of Executive Officers

Executive compensation is reviewed and determined by the Compensation Committee and recommended to the Board of Directors which has approval responsibility.  The executive officers are:  Mr. Simonis, who has served as its chief executive officer and president since December 2004, president since August 2001 and chief financial officer from May 2001 until August of 2001; Mr. Cabral, has served as senior vice president and orchard manager since May 2000; Mr. Roumagoux, has served as chief financial officer since August of 2001 and Mr. Wallace, has served as executive vice president sales and marketing since January 2012.  These officers’ salary and guideline bonus percentage are administered under the salary policies established and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net consolidated income (loss) and cash flow for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.  The Board of Directors can approve discretionary incentives.

E.  Risk Associated with Compensation Practices

The Partnership employs all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flow.

Compensation Committee Report

The following Compensation Committee Report should not be deemed filed or incorporated by reference into any other Company filings under the United States Securities Act of 1993, as amended, or under the United States Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this Report by reference.

The Compensation Committee, during fiscal 2011, was comprised of four directors, Mr. Kissel, Mr. Kai and Mr. Kennett and Mr. Nelson, each of whom the Board of Directors has determined meets the criteria for independence under MLR’s governance guidelines.

The Compensation Committee has discussed the above Compensation Discussion and Analysis for the fiscal year 2011 with management.  Based on this review and discussion, the Compensation Committee recommended to its Board of Directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2011.

Respectfully submitted by the current members of the Compensation Committee,

E. Alan Kennett, John Kai, Bradford Nelson and Jeffrey Kissel.

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

	2011 Annual Compensation
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

As of March 21, 2012, and subsequent to that date to the date of this report, no director or executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information concerning those persons known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units as of March 21, 2012.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units

Farhad Fred and Mary Wilkie Ebrahimi	3,156,853	42.1%
Husband and Wife
283 Columbine Street, Suite 117
Denver, CO 80206

Barry W. Blank Living Trust	582,250	7.8%
2777 Paradise Road
Las Vegas, NV 89019

Jan Loeb	604,357	8.1%
Leap Tide Capital Management, Inc.
10451 Mill Run Circle, Suite 400
Owings Mills, MD 21117

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2011.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units

Randolph H. Cabral	100	*
John K. Kai	1,000	*
James S. Kendrick	1,500	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	3,239	*
Dennis J. Simonis	1,000	*
Brad Nelson	5,168	*
Wayne W. Roumagoux	—	*
All directors and executive officers as a group (8 persons)	12,007	0.16%

*Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)  General

Partnership employs director

Effective January 1, 2012, Scott C. Wallace, a director of the Managing Partner, was hired by the Partnership as its Executive Vice President of Sales and Marketing pursuant to an employment letter which provides for a salary of $250,000 per annum and other compensation. For further information see Item 11 Executive Compensation, A. Compensation Discussion and Analysis, Employment and Severance Agreements.  He is eligible to participate in the short-term executive compensation plan and standard benefits in accordance with Partnership’s benefit policies.  Mr. Wallace will continue to serve as a director in 2012 to allow for a transition period until a new director is appointed.

Relationships with DBE

Since September 2001, the Partnership has leased approximately 4,000 s.f. of office space in Hilo on a month-to-month basis for its executive and accounting staff from DBE and paid $60,000 in 2011 and is required to pay $60,000 in future years.  The Partnership provides administrative services to DBE for which it was compensated $6,000 in 2011, $6,000 in 2010, and $19,000 in 2009.  Mr. Simonis is President and a Director of ML Resources, Inc. and was President of DBE from August 21, 2006 through April 15 2009, but has no direct or indirect ownership interest in such company and receives no economic benefit from these transactions.

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

Director Independence

The Board of Directors has determined that each member of the Board of Directors is independent in accordance with NYSE rules except for Dennis J. Simonis and Scott C. Wallace effective January 1, 2012, the date of his employment as executive vice president of sales and marketing with the Partnership.  The other members of the Board of Directors John K. Kai, James S. Kendrick, E. Alan Kennett, Bradford C. Nelson and Jeffrey M. Kissel are independent under the NYSE independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures.  Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from the Partnership.  In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009.

Audit Fees.   Fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2011 and 2010 for the audit of the Partnership’s consolidated financial statements included on Form 10-K and review of consolidated financial statements included on Form 10-Q amounted to $103,000 in both years.  The audit fees for the audit of the Partnership’s annual consolidated financial statements and review of consolidated financial statements included in the Partnership’s Form 10-K for the year ended December 31, 2011, were approved by the Partnership’s audit committee.

Audit Related Fees.  There were no audit related fees for 2011.  Audit related fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2010 for work performed related to the acquisition of certain operating assets amounted to $9,000.  Audit related fees were approved by the Partnership’s audit committee.

Tax Fees.  The Partnership’s audit committee pre-approves the fees paid to its Independent Registered Public Accounting Firm for the preparation of K-1’s for its unit holders and the Partnership’s tax returns.  The fees paid to PWC, an Independent Registered Public Accounting Firm, during 2011, 2010 and 2009 for tax preparation and related support services amounted to $256,000, $256,000, and $219,000, respectively.  The tax fees were approved by the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

A.            List of Documents Filed as a Part of this Report

1.               Consolidated Financial Statements.  See Index to Consolidated Financial Statements at page 30 of this Form 10-K.

2.              Consolidated Financial Statement Schedules.  None required.

3.               Exhibits

Exhibit
Number		Description

3.	1	Amended and Restated Agreement of Limited Partnership of ML Macadamia Orchards, L.P., dated March 10, 2008 (a)

3.	2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (b)

3.	3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (b)

10.	5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (b)

10.	9	Farming Lease between KACI and MLO dated as of July 1, 1989. (c)

10.	11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (c)

10.	13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (c)

10.	22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (c)

10.	23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (c)

10.	24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (c)

10.	25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (c)

10.	27	Lease from the Trustees of the Bishop Estate to MLO. (c)

10.	28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (c)

10.	29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (c)

10.	30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (c)

10.	31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (c)

10.	32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (c)

10.	33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (c)

Exhibit
Number		Description
10.	35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (c)

10.	38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (c)

10.	47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (d)

10.	48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (e)

10.	49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (e)

10.	57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (f)

10.	61	Fourth Amendment and Restated Credit Agreement dated March 14, 2008. (g)

10.	62	Fifth Amendment to Amended Restated Credit Agreement dated April 25, 2008. (h)

10.	62	Second Amended and Restated Credit Agreement dated July 8, 2008. (i)

10.	63	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated July 9, 2008. (i)

10.	65	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated March 23, 2009. (j)

10.	66	Commitment Letter to extend Revolving Line of Credit Maturity Date dated March 25, 2009. (j)

10.	67	First Amendment to Revolving Loan Promissory Note dated June 30, 2009. (k)

10.	68	Term Loan Promissory Note dated June 30, 2009. (k)

10.	69	Third Amended and Restated Credit Agreement dated June 30, 2009. (k)

10.	70	Third Supplemental Security Agreement dated June 30, 2009. (k)

10.	71	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated December 22, 2009. (l)

10.	72	Commitment Letter dated March 5, 2010 to extend Revolving Line of Credit Maturity. (m)

10.	73	Asset Purchase Agreement by and between ML Macadamia Orchards, L.P. and IASCO dated June 22, 2010. (n)

10.	74	Second Amendment to Revolving Loan Promissory Note entered into on June 28, 2010 effective on June 29, 2010. (o)

10.	75	Third Amendment to Revolving Loan Promissory Note entered into on July 23, 2010 effective on July 15, 2010. (p)

10.	76	Fourth Amendment to Revolving Loan Promissory Note entered into on July 15, 2010 (q)

10.	77	Term Loan Promissory Note dated July 15, 2010. (q)

10.	78	Fourth Amended and Restated Credit Agreement dated July 15, 2010. (q)

10.	79	Fourth Supplemental Security Agreement dated July 15, 2010. (q)

10.	80	Macadamia Nut Purchase Agreement “A” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., signed on January 31, 2011. (r)

Exhibit
Number		Description
10.	81	Macadamia Nut Purchase Agreement “B” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., signed on January 31, 2011. (r)

10.	82	Macadamia Nut Purchase Agreement “C” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., signed on January 31, 2011. (r)

10.	83 *	Employment Agreements dated October 27, 2009 with Messrs Dennis Simonis, Wayne Roumagoux and Randolph Cabral. (s)

10.	84	First Amendment to Fourth Amended and Restated Credit Agreement dated March 7, 2011. (s)

10.	85	Agricultural License Agreement, dated September 12, 1979 with Mauna Loa Macadamia Nut Corporation (IASCO Orchards). (t)

10.	86	Agricultural Lease Agreement, dated September 12, 1979 with Mauna Loa Macadamia Nut Corporation (IASCO Orchards). (t)

10.	87	Agricultural Lease Agreement, dated September 21 1981 with Mauna Loa Macadamia Nut Corporation (IASCO Orchards). (t)

10.	88 *+	Employment Offer Letter dated December 6, 2011 with Mr. Scott Wallace.

10.	89 +	Supply Agreement dated January 15, 2010 with Western Export Services, Inc.

10.	90 +	Amended and Restated Supply Agreement dated March 22, 2012 with Western Export Services, Inc.

11.	1	Statement re: Computation of Net Income per Class A Unit

31.	1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer

31.	2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer

32.	1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.	2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101	**

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2011 of ML Macadamia Orchards, L.P., formatted in XBRL (i) Consolidated Balance Sheets, (ii)Consolidated Income Statements, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Compensation Arrangement.

+ Filed herewith.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(a)	Incorporated by reference to Exhibit 10.60 to Registrant’s Form 8-K, Commission file No. 001-09145, filed March 17, 2008.

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

(e)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed May 8, 2000.

(f)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed June 5, 2006.

(g)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed March 20, 2008.

(h)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed May 5, 2008.

(i)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed July 14, 2008.

(j)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed March 30, 2009.

(k)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed July 10, 2009.

(l)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed December 24, 2009.

(m)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed March 17, 2010.

(n)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed June 28, 2010.

(o)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed July 1, 2010.

(p)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed July 29, 2010.

(q)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed August 11, 2010.

(r)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed February 3, 2011.

(s)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 10-K, commission file No. 001-09145, filed March 16, 2011.

(t)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 10-Q, commission file No. 001-09145, filed November 9, 2011.

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

Dated :  March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ML RESOURCES, INC.

Signature	Title

/s/ Dennis J. Simonis	President and Chief Executive Officer
Dennis J. Simonis	Principal Executive Officer
Director

/s/ Wayne W. Roumagoux	Chief Financial Officer
Wayne W. Roumagoux	Principal Accounting Officer

/s/ John Kai	Director
John Kai

/s/ James S. Kendrick	Director
James S. Kendrick

/s/ E. Alan Kennett	Director
E. Alan Kennett

/s/ Jeffrey M. Kissel	Director
Jeffrey M. Kissel

/s/ Bradford C. Nelson	Director
Bradford C. Nelson

/s/ Scott C. Wallace	Director
Scott C. Wallace

EXHIBIT INDEX

Exhibit

10.88	Employment Offer Letter dated December 6, 2011 with Mr. Scott Wallace *
10.89	Supply Agreement dated January 15, 2010 with Western Export Services, Inc.
10.90	Amended and Restated Supply Agreement dated March 22, 2012 with Western Export Services, Inc.
11.1	Statement re: Computation of Net Income per Class A Unit
31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer
31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
101**

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2011 of ML Macadamia Orchards, L.P., formatted in XBRL (i) Consolidated Balance Sheets, (ii)Consolidated Income Statements, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Compensation Arrangement

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.