Form 10-Q
period 2012-03-31
ML MACADAMIA ORCHARDS L P
filed 2012-05-10
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

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

As of May 10, 2012, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

Item 1. Unaudited Consolidated Financial Statements

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2012	2011	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$102	$433	$530
Accounts receivable	1,987	944	4,996
Inventory of farming supplies	319	221	271
Inventory of kernels and packaging supplies	276	—	276
Deferred farming costs	1,025	1,343	—
Other current assets	394	484	334
Total current assets	4,103	3,425	6,407
Land, orchards and equipment, net	49,430	51,805	50,009
Intangible assets, net	493	568	511
Deferred fees	154	—	116
Other non-current assets	—	87	—
Total assets	$54,180	$55,885	$57,043

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Short-term borrowings	—	1,600	2,400
Accounts payable	646	239	470
Accrued payroll and benefits	649	546	772
Other current liabilities	59	103	301
Total current liabilities	2,404	3,538	4,993
Non-current pension benefits	588	414	587
Long-term debt	7,612	8,750	7,875
Deferred income tax liability	1,041	1,067	1,051
Total liabilities	11,645	13,769	14,506
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,777	42,122	42,785
Accumulated other comprehensive loss	(323)	(87)	(329)
Total partners’ capital	42,535	42,116	42,537
Total liabilities and partners’ capital	$54,180	$55,885	$57,043

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L. P.

Consolidated Statement of Comprehensive Income (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2012	2011
Macadamia nut sales	$3,203	$2,167
Contract farming revenue	319	320
Total revenues	3,522	2,487
Cost of goods and services sold
Cost of macadamia nut sales	2,400	1,621
Cost of contract farming services	286	281
Total cost of goods and services sold	2,686	1,902
Gross income	836	585
General and administrative expenses	652	369
Operating income	184	216
Interest expense	(163)	(191)
Other income	—	44
Income before income taxes	21	69
Income tax expense	29	20
Net income (loss)	$(8)	$49

Other comprehensive income, net of tax
Amortization of prior service cost	2	—
Amortization of actuarial loss	4	—
Defined benefit pension plan	6	—
Other comprehensive income, net of tax	6	—
Comprehensive income (loss)	$(2)	$49

Net cash flow (as defined in the Partnership Agreement)	$158	$201

Net income (loss) per Class A Unit	$0.00	$0.01

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$0.02	$0.03

Cash distributions per Class A Unit	$0.00	$0.00

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2012	2011

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	42,785	42,073
Accumulated other comprehensive loss	(329)	(87)
	42,537	42,067

Allocation of net income (loss):
Class A limited partners	(8)	49
	(8)	49

Cash distributions:
Class A limited partners	—	—
	—	—

Other comprehensive income	6	—
	6	—

Comprehensive income (loss)	(2)	49

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	42,777	42,122
Accumulated other comprehensive loss	(323)	(87)
Total partners’ capital	$42,535	$42,116

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Cash received from goods and services	$6,548	$5,937
Cash paid to suppliers and employees	(4,086)	(3,814)
Interest received	—	1
Interest paid	(162)	(112)
Net cash provided by operating activities	2,300	2,012

Cash flows from investing activities:
Acquisition of land and capital equipment	(27)	(49)
Net cash used in investing activities	(27)	(49)

Cash flows from financing activities:
Proceeds from drawings on line of credit	—	200
Deferred rights offering fees	(38)	—
Repayment on line of credit	(2,400)	(1,800)
Payments on long term borrowings	(263)	(175)
Net cash used in financing activities	(2,701)	(1,775)

Net increase (decrease) in cash and cash equivalents	(428)	188
Cash and cash equivalents at beginning of period	530	245
Cash and cash equivalents at end of period	$102	$433

Reconciliation of net income (loss) to net cash
provided by operating activities:
Net income (loss)	$(8)	$49
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	429	326
Pension expense	6	—
Decrease in accounts receivable	3,009	3,378
Increase in inventories	(48)	(51)
Increase in deferred farming costs	(829)	(1,046)
Increase in other current assets	(60)	(95)
Increase (decrease) in accounts payable	175	(328)
Decrease in accrued payroll and benefits	(123)	(265)
Increase (decrease) in other current liabilities	(242)	69
Increase (decrease) in non-current accrued benefits	1	(25)
Decrease in deferred income tax liability	(10)	—
Total adjustments	2,308	1,963
Net cash provided by operating activities	$2,300	$2,012

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiaries ML Resources, Inc. and Royal Hawaiian Macadamia Nut, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2012 and 2011 and the results of operations, changes in partners’ capital and cash flows for the three months then ended.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or for any future period.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2011 Annual Report on Form 10-K.

(2)             CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership, ML Resources, Inc. (“MLR”), its General Partner, and Royal Hawaiian Macadamia Nut, Inc. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3) ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements reporting net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. In December 2011, the FASB issued ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain presentation requirements of ASU 2011-05.  ASU 2011-05 and ASU 2011-12 were adopted during the first quarter of 2012 and do not have a material impact on the consolidated financial statements as it only requires a change in the format of the Partnership’s current presentation. The Partnership’s other comprehensive income is presented in one consecutive statement in conjunction with the Partnership’s statement of comprehensive income.

(4)  PROPOSED SUBSCRIPTION RIGHTS OFFERING

On April 4, 2012, the Partnership filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed distribution of non-transferable subscription rights to holders of the Partnership’s Depositary Receipts representing Class A Units of limited partnership interests, to purchase up to 7,500,000 new Depositary Receipts.  After the registration statement becomes effective under the Securities Act of 1933, as amended, the Partnership currently intends to distribute one subscription right for each Depositary Receipt held with each Right entitling the holder to purchase one new Depositary Receipt, on the terms and conditions set forth in the registration statement.

Assuming the subscription rights offering is completed, the Partnership intends to use the net proceeds to (1) commence implementation of its vertical integration strategy to market and sell macadamia nuts in branded and bulk form, (2) if it elects to husk and dry its nuts before sale, to construct drying and storage facilities and improve its husking facility, (3) invest in restoration and improvements to existing orchards to improve crop yields, (4) seek to acquire additional macadamia nut orchards, and (5) for general Partnership purposes.

There is no assurance that the registration statement will become effective, or that the Partnership will distribute rights or commence the subscription rights offering (as outlined above or otherwise).  Information on the deferral and accounting treatment of costs relating to the offering can be found in the Form S-1.

(5)  SEGMENT INFORMATION

The Partnership has two reportable segments, the owned-orchard segment and the farming segment which are organized on the basis of revenues and assets.  The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership.  The farming segment derives its revenues from the farming of macadamia orchards owned by other growers.  The Partnership also farms the orchards it owns and leases.

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

The following tables summarize each reportable segment’s revenues, operating income, assets and other information as of and for the three months ended March 31, 2012 and 2011.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months
	ended March 31,
	(in thousands)
	2012	2011
Revenues:
Owned orchard	$3,203	$2,167
Farming	2,905	1,999
Intersegment elimination (all farming)	(2,586)	(1,679)
Total	$3,522	$2,487
Operating income:
Owned orchard	$151	$177
Farming	33	39
Total	$184	$216
Depreciation:
Owned orchard	$309	$209
Farming	101	98
Total	$410	$307
Expenditures for property and equipment:
Owned orchard	$13	$47
Farming	14	2
Total	$27	$49
Segment assets:
Owned orchard	$46,357	$47,762
Farming	7,823	8,123
Total	$54,180	$55,885

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

(7)  GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended March 31, 2012 and 2011, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $6,000.

(8)  CREDIT FACILITY - DEBT

The Partnership has a $5.0 million revolving credit facility with American AgCredit, PCA which expires on July 13, 2012. Advances under the revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.    There were no drawings outstanding on the revolving credit facility as of March 31, 2012. The Partnership had $1.6 million outstanding on the revolving credit facility as of March 31, 2011, with interest at 4.25% per annum.

In addition to the revolving credit facility, the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The Partnership had $8.7 million and $9.8 million outstanding on the term loan at March 31, 2012 and 2011, respectively.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all financial covenants at March 31, 2012 and 2011.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $9.4 million compared to a carrying value of $8.7 million as of March 31, 2012.

The estimated fair value of the Partnership’s fixed rate term loan was determined using an estimated market interest rate of 4.25% over a life equal to the remaining maturity.  The Partnership has not considered lender fees in determining the estimated fair value.

The Partnership’s lender has indicated a willingness to extend the revolving credit facility, as it has in the past, if the Partnership elects to do so.  The Partnership intends to assess its position in June 2012 and if it does not appear that it will be able to meet its working capital needs through cash flow from operations and the sale of equity prior to the expiration of the revolving credit facility, it would then seek to obtain an extension of the facility from the lender.

(9)  PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the average number of Class A Units outstanding for the period.

(10)  CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender.  No distributions were declared or paid during the three-month periods ended March 31, 2012 or 2011.

(11)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2012	2011
Service Cost	$18	$15
Interest Cost	12	11
Expected Return on Assets	(12)	(12)
Amortization of Unrecognized Prior Service Costs	2	—
Amortization of Unrecognized Loss	4	—
Net Periodic Pension Cost	$24	$14

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2012	2011
Service Cost	$4	$4
Interest Cost	3	4
Net Periodic Intermittent Severance Cost	$7	$8

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

(14)  LEGAL PROCEEDINGS

On March 21, 2012, Kaiwiki Orchards, LLC, as the lessor of macadamia orchards consisting of 636 gross acres (326 tree acres) leased to the Partnership, filed a Complaint in the Circuit Court of the Third Circuit, State of Hawaii seeking a declaratory judgment that the Partnership has breached the terms of the lease for failing, inter alia, to exercise “good husbandry” and permitting waste in its agricultural practices on the leased land and that the lease  may be terminated by the lessor and seeking damages in an amount to be proven at trial.

Although the complaint has only recently been served on the Partnership, the plaintiff has given the Partnership an open ended extension of the time to file a responsive pleading pending the results of settlement discussions between the parties. The Partnership produced approximately 1,000,000 field pounds of macadamia nuts from these leased orchards during 2011.

Management has denied the allegations of the Complaint in correspondence between the parties and intends to defend this suit vigorously if settlement discussions are not successful.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting policies, including the estimated lives assigned to our assets, nut pricing under certain nut sales agreements, determination of bad debt, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from our estimates.  To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2011 Form 10-K.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Production at the Ka’u region in the quarter ended March 31, 2012 was affected by better than expected pollination/nut-set late in the flower season and improved rainfall that followed this late nut-set from July through December 2011.  At the wetter areas of Keaau and Mauna Kea, nut production was negligible as normally expected in the first quarter of the new calendar year.

Nut sales recorded for the first quarter 2012 and 2011 were $3.2 million and $2.2 million, respectively. The Partnership’s wet-in-shell (“WIS”) pounds produced for the three-month period ended March 31, 2012 and 2011 was 5.2 million pounds and 3.5 million pounds, respectively, or an increase of 48%. WIS pounds refer to the actual wet-in shell pounds of macadamia nuts. The increase in nut sales in 2012 is mainly attributable to the increase in production and nut sales from the Ka’u orchards which produced 1.5 million more WIS pounds compared to the same period in 2011 and generated $960,000 more in nut sales as compared with the same period in 2011.  The effects of the drought in 2010 in the Ka’u region adversely impacted nut production in the first quarter of 2011.   The average price received per WIS pound sold during the first quarter 2012 and 2011 was $0.62.

Contract farming revenue for the first quarter 2012 and 2011 was $319,000 and $320,000 respectively.  Cost of contract farming services for the first quarter 2012 and 2011 was $286,000 and $281,000, respectively.

For the three-month period ended March 31, 2012, the Partnership recorded a net loss of $8,000 from total revenues of $3.5 million. Net income for the three-month period ended March 31, 2011 was $49,000 from revenues of $2.5 million.  Net loss per Class A Unit for the first quarter of 2012 was $0.00 and net income per Class A Unit for the same period in 2011 amounted to $0.01.  The net loss in 2012 is attributable to higher general and administrative expenses, including $170,000 in retail product development expenses, $60,000 increase in legal fees, $44,000 higher general and administrative costs in the farming operations due to higher production, and $10,000 increase in costs related to the general partner.

The net income in 2011 is the result of increased nut sales and $43,000 in distributions from American AgCredit, PCA, offset by higher interest expense.

Net cash flow per Class A Unit for the first quarter 2012 and 2011, as defined in the Partnership Agreement, amounted to $0.02 and $0.03, respectively.  The lower net cash flow result in 2012 is mainly attributable to the net loss.

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under various nut purchase contracts.  Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and the USDA reported sales of WIS Hawaii macadamia nuts.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. For the first quarter 2012, the average nut price received by the Partnership for nuts produced from the IASCO orchards was $0.73 per wet-in-shell pound; however the final nut price will not be known until the USDA price is released for the crop year ended June 30, 2012, which is expected to occur in the third quarter of 2012.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009, which expired on December 31, 2011. The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. These nut purchase contracts are based on wet-in-shell production adjusted to moisture at 20% (“WIS”) and saleable kernel/dry-in-shell of 30% (“SK/DIS”).  Under these contracts, the Partnership is paid $0.77 based on the adjusted pounds, WIS @ 20% SK/DIS @ 30%.  To the extent the Partnership delivers unhusked nuts, a $0.055 per wet-in-shell pound husking charge will be assessed by Mauna Loa. The Partnership does not intend to renew the nut purchase contract expiring on December 31, 2012.  Instead, the Partnership intends to have the related production processed into kernel in 2013 to be marketed by the Partnership in branded and bulk forms.   The Partnership is assessing the nut processing alternatives that may be available through third parties either in Hawaii or elsewhere. Under the three short-term contracts, Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to process the Partnership’s available production covered by such contract at a fee equal to Mauna Loa’s cost for a period of two years after a contract is not renewed.  Mauna Loa has advised the Partnership that they believe they are not required to co-process the Partnership’s nuts at the expiration of the nut purchase agreements and have indicated that they do not intend to do so.

For the three months ended March 31, 2012 and 2011, nut production, nut prices and nut revenue were as follows:

	For the Three Months Ended March 31,
	2012			2011
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
Nuts harvested (000’s pounds)
WIS pounds	4,037	1,132	5,169	2,287	1,199	3,486
Adjustment for WIS @ 20% SK/DIS @ 30%	(919)	—		(456)	—
Adjusted WIS pounds	3,118	1,132		1,831	1,199
Nut price (per adjusted WIS pound)	0.7700			0.7411
Nut price (per WIS pound, IASCO only)		0.7253			0.6756
Net nut sales ($000’s)	$2,401	$821	$3,222	$1,357	$810	$2,167
Prior year nut revenue adjustment	—	(19)	(19)	—	—	—
Total nut sales ($000’s)	$2,401	$802	$3,203	$1,357	$810	$2,167
Price per WIS pound (Net nut sales)	$0.5947	$0.7253	$0.6233	$0.5934	$0.6756	$0.6216

Total nut production for the first quarter 2012 was 48% higher than the first quarter of 2011.  Good rainfall distribution during late spring and early summer of 2011 at Ka’u improved nut set that extended into late summer contributed to good nut production in the first quarter of 2012.  Above average rains in April and May 2011 supported the nut sets that continued through the month of July.  These sets were further supported by light, but well distributed rainfall in the fall, which contributed to nut development and maturity.

The nut production in the first quarter of each calendar year at the Keaau and Mauna Kea orchards is affected by the length of the flower season at the respective sites.  Pollination and nut-set at both sites normally ends in April with the majority of the nut production being harvested in the fall.  However, if the pollination/nut-set season is extended into May and June, these nuts would be harvested in the first quarter of the calendar year.

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

Cost of goods sold (owned-orchard segment), for the first quarter of 2012 was $0.56 per contract pound which is higher than $0.53 per contract pound for the first quarter of 2011.  The increase in cost per pound is the result of a lower recovery percentage of saleable kernels, thus lower contract pounds relative to WIS pounds, in 2012 as compared with the same period in 2011. Contract pounds are the pounds for which the Partnership is paid.  Accordingly, contract pounds relating to the IASCO orchards are WIS pounds and contract pounds relating to the non-IASCO orchards are WIS SK/DIS pounds.

Farming Segment

Farming service revenue for the first quarter of 2012 decreased slightly compared to the first quarter 2011.  Farming service expense for the first quarter 2012 was 2% higher compared to the same period in 2011.  Depreciation expense included in farming expense amounted to $101,000 for the first quarter of 2012 compared to $98,000 for the first quarter of 2011.  The increase in depreciation expense was due to the purchase of additional farm equipment.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2012 increased by 77% compared with the same period in 2011.  The increase in 2012 is mainly attributable to retail product development expenses of $170,000, $60,000 increase in legal fees attributable to various matters, including the complaint filed by a lessor of land, further explained in Note 14 Legal Proceedings, $44,000 higher general and administrative costs in the farming operations due to higher production, and $10,000 increase in costs related to the general partner.

Other Income and Expenses

The Partnership recorded interest expense for the first quarter 2012 of $163,000 compared to $191,000 in 2011.  The decrease was attributable to a lower average outstanding balance on the revolving credit facility and lower outstanding balance on the term loan in 2012. The Partnership had $8.7 million principal balance on its term loan at the end of the first quarter 2012 compared to a $9.8 million balance on its term loan at the end of the first quarter 2011.   The Partnership had no interest income in the first quarter 2012 compared to $1,000 in interest income in the first quarter 2011.

The Partnership had no other income in the first quarter of 2012. Other income of $43,000, net of general excise tax, recorded for the first quarter of 2011 was attributable to the accrual of the distribution from American AgCredit, PCA.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA providing a revolving credit facility of $5.0 million until July 13, 2012 and a $10.5 million term loan.  This ten-year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO.  At March 31, 2012, the Partnership had $8.7 million outstanding on the term loan and no drawings outstanding on the revolving credit facility.  At March 31, 2011, the Partnership had $9.8 million outstanding on the term loan and $1.6 million outstanding on the revolving credit facility.

At March 31, 2012 the Partnership had a cash balance of $102,000 compared to $433,000 at March 31, 2011.  Cash flows provided by operating activities for the three-month period ended March 31, 2012 and March 31, 2011 totaled $2.3 million and $2.0 million, respectively.  The increase in operating cash flows was primarily attributable to cash received in 2012 on the increased nut sales in the fourth quarter of 2011, compared to less cash received in the first quarter 2011 for 2010 nut sales.

At March 31, 2012 the Partnership had working capital of $1.7 million and a current ratio of 1.71 to 1 compared to a working capital of negative $113,000 and a current ratio of 0.97 to 1 at March 31, 2011. The increase in working capital was primarily due to no short-term borrowing as of March 31, 2012 and an increase in nut revenue.

In connection with the Partnership’s development of a branded macadamia nut product, the Partnership has spent approximately $170,000 in the first quarter 2012 and management estimates that the Partnership will expend approximately $8 to $9 million over the next four years (approximately $400,000 in 2012, $2 million in 2013 and the remainder in later years) in product development and marketing and other expenses.  At this time, the Partnership believes that even if the Partnership’s plan is successful, this effort will not be profitable until at least 2014 and the Partnership expects to incur losses from these activities during 2012 and 2013.  The extent of the losses is dependent upon many factors, many of which are outside the control of the Partnership.  If the Partnership elects to husk and dry its nuts to enable it to sell the nuts outside of Hawaii, management estimates that the Partnership will expend approximately $1.5 million over the next two to three years (approximately $750,000 in 2012) constructing additional drying and sorting facilities for its macadamia nuts.

It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted through the expiration of the revolving credit facility on July 13, 2012.  The Partnership’s lender has indicated a willingness to extend the revolving credit facility, as it has in the past, if the Partnership elects to do so.   The Partnership intends to assess its position in June 2012 and if it does not appear that it will be able to meet its working capital needs through cash flow from operations and the sale of equity prior to the expiration of the revolving credit facility, it would then seek to obtain an extension of the facility from the lender.  There is no assurance that credit markets or the circumstances relating to the Partnership may not change prior to July 13, 2012 in a manner that could impact the willingness of this or other lenders to make loans to the Partnership.  A failure to pay off the balance of or to extend the revolving credit facility when it matures would constitute a default under the credit agreement entitling the lender to pursue remedies, including a realization upon the collateral pledged as security for the loans under the credit agreement.

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

(b)         There have been no significant changes to internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On March 21, 2012, Kaiwiki Orchards, LLC, as the lessor of macadamia orchards consisting of 636 gross acres (326 tree acres) leased to the Partnership, filed a Complaint in the Circuit Court of the Third Circuit, State of Hawaii seeking a declaratory judgment that the Partnership has breached the terms of the lease for failing, inter alia, to exercise “good husbandry” and permitting waste in its agricultural practices on the leased land and that the lease  may be terminated by the lessor and seeking damages in an amount to be proven at trial.

Although the complaint has only recently been served on the Partnership, the plaintiff has given the Partnership an open ended extension of the time to file a responsive pleading pending the results of settlement discussions between the parties.  The Partnership produced approximately 1,000,000 field pounds of macadamia nuts from these leased orchards during 2011.

Management has denied the allegations of the Complaint in correspondence between the parties and intends to defend this suit vigorously if settlement discussions are not successful.

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

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: May 10, 2012	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
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

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.