Form 10-Q
period 2012-06-30
ML MACADAMIA ORCHARDS L P
filed 2012-08-09
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, Registrant had 7,500,000 Class A Units issued and outstanding.

ML MACADAMIA ORCHARDS, L.P.

Item 1.  Unaudited Consolidated Financial Statements

ML Macadamia Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2012	2011	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$164	$234	$530
Accounts receivable	386	256	4,996
Inventory of farming supplies	243	230	271
Inventory of kernels and packaging supplies	279	—	276
Inventory of finished goods	13	—	—
Deferred farming costs	3,629	3,681	—
Other current assets	249	394	334
Total current assets	4,963	4,795	6,407
Land, orchards and equipment, net	48,870	51,209	50,009
Intangible assets, net	474	549	511
Deferred fees	—	—	116
Other non-current assets	—	87	—
Total assets	$54,307	$56,640	$57,043

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Short-term borrowings	1,500	2,500	2,400
Accounts payable	421	275	470
Accrued payroll and benefits	573	528	772
Other current liabilities	51	139	301
Total current liabilities	3,595	4,492	4,993
Non-current pension benefits	587	411	587
Long-term debt	7,350	8,488	7,875
Deferred income tax liability	1,031	1,067	1,051
Total liabilities	12,563	14,458	14,506
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	41,980	42,188	42,785
Accumulated other comprehensive loss	(317)	(87)	(329)
Total partners’ capital	41,744	42,182	42,537
Total liabilities and partners’ capital	$54,307	$56,640	$57,043

See accompanying notes to consolidated financial statements

ML Macadamia Orchards, L.P.

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Macadamia nut sales	$352	$164	$3,555	$2,331
Contract farming revenue	393	220	712	540
Total revenues	745	384	4,267	2,871
Cost of goods and services sold
Cost of macadamia nut sales	166	75	2,566	1,696
Cost of contract farming services	366	200	652	481
Total cost of goods and services sold	532	275	3,218	2,177
Gross income	213	109	1,049	694
General and administrative expenses	975	389	1,627	758
Operating loss	(762)	(280)	(578)	(64)
Interest expense	(153)	(185)	(316)	(376)
Other income	126	535	126	579
Income (loss) before income taxes	(789)	70	(768)	139
Income tax expense	8	4	37	24
Net income (loss)	$(797)	$66	$(805)	$115

Other comprehensive income, net of tax
Amortization of prior service cost	2	—	4	—
Amortization of actuarial loss	4	—	8	—
Defined benefit pension plan	6	—	12	—
Other comprehensive income, net of tax	6	—	12	—
Comprehensive income (loss)	$(791)	$66	$(793)	$115

Net cash flow (as defined in the Partnership Agreement)	$(918)	$(68)	$(760)	$133

Net income (loss) per Class A Unit	$(0.11)	$0.01	$(0.11)	$0.02

Net cash flow per Class A Unit (as defined in the Partnership Agreement)	$(0.12)	$(0.01)	$(0.10)	$0.02

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	42,777	42,122	42,785	42,073
Accumulated other comprehensive loss	(323)	(87)	(329)	(87)
	42,535	42,116	42,537	42,067

Allocation of net income (loss)
Class A limited partners	(797)	66	(805)	115
	(797)	66	(805)	115

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Other comprehensive income	6	—	12	—
	6	—	12	—

Comprehensive income (loss)	(791)	66	(793)	115

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	41,980	42,188	41,980	42,188
Accumulated other comprehensive loss	(317)	(87)	(317)	(87)
	$41,744	$42,182	$41,744	$42,182

See accompanying notes to consolidated financial statements.

ML Macadamia Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Cash received from goods and services	$2,554	$1,658	$9,102	$7,595
Cash paid to suppliers and employees	(3,566)	(2,293)	(7,652)	(6,107)
Interest received	—	—	—	1
Interest paid	(154)	(190)	(316)	(302)
Net cash provided by (used in) operating activities	(1,166)	(825)	1,134	1,187

Cash flows from investing activities:
Acquisition of land and capital equipment	(48)	(12)	(75)	(61)
Net cash used in investing activities	(48)	(12)	(75)	(61)

Cash flows from financing activities:
Proceeds from drawings on line of credit	1,700	900	1,700	1,100
Deferred rights offering fees	38	—	—	—
Repayment on line of credit	(200)	—	(2,600)	(1,800)
Payments on long term debt	(262)	(262)	(525)	(437)
Net cash provided by (used in) financing activities	1,276	638	(1,425)	(1,137)

Net increase (decrease) in cash and cash equivalents	62	(199)	(366)	(11)
Cash and cash equivalents at beginning of period	102	433	530	245
Cash and cash equivalents at end of period	$164	$234	$164	$234

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(797)	$66	$(805)	$115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	141	129	570	455
Decrease in accounts receivable	1,602	687	4,611	4,065
(Increase) decrease in inventories	60	(8)	12	(59)
Increase in deferred farming costs	(2,119)	(1,842)	(2,948)	(2,888)
(Increase) decrease in other current assets	145	91	85	(4)
Decrease in other non-current assets	116	—	116	—
Increase (decrease) in accounts payable	(225)	36	(50)	(292)
Decrease in accrued payroll and benefits	(77)	(18)	(200)	(283)
Increase (decrease) in other current liabilities	(8)	37	(250)	106
Increase (decrease) in non-current accrued benefits	6	(3)	13	(28)
Decrease in deferred income tax liabilities	(10)	—	(20)	—
Total adjustments	(369)	(891)	1,939	1,072
Net cash provided by (used in) operating activities	$(1,166)	$(825)	$1,134	$1,187

See accompanying notes to consolidated financial statements.

ML MACADAMIA ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of ML Macadamia Orchards, L.P. and its subsidiaries ML Resources, Inc. and Royal Hawaiian Macadamia Nut, Inc., (“the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2012 and 2011 and the results of operations, changes in partners’ capital and cash flows for the three and six-month periods ended June 30, 2012 and 2011.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(2) CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership, ML Resources, Inc. (“MLR”), its General Partner, and Royal Hawaiian Macadamia Nut, Inc. a wholly-owned subsidiary.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3) NEW ACCOUNTING STANDARD

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

(4) SUBSCRIPTION RIGHTS OFFERING

On April 4, 2012, the Partnership filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) related to a proposed subscription rights offering of the Partnership’s Depositary Receipts representing units of limited partnership interests. The Partnership capitalized approximately $310,000 in issuance costs which were to be netted against the proceeds from the rights offering in partners’ capital.  On June 12, 2012, the Partnership decided to suspend the rights offering and filed an application with the SEC to withdraw the previously filed registration statement.  The capitalized issuance costs were expensed to general and administrative expense during the quarter ended June 30, 2012.  Although the registration statement was withdrawn, if the Partnership moves forward with a rights offering in the future, management will reevaluate whether certain issuance costs that were expensed during the quarter ended June 30, 2012 should be recapitalized.

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

The following tables summarize each reportable segment’s revenues, operating income (loss), assets and other information as of and for the three and six-month periods ended June 30, 2012 and 2011.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months		Six months
	ended June 30,		ended June 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Revenues:
Owned orchards	$352	$164	$3,555	$2,331
Farming	1,601	730	4,506	2,729
Intersegment elimination (all farming)	(1,208)	(510)	(3,794)	(2,189)
Total	$745	$384	$4,267	$2,871

Operating income (loss):
Owned orchards	$(789)	$(300)	$(638)	$(123)
Farming	27	20	60	59
Total	$(762)	$(280)	$(578)	$(64)

Depreciation:
Owned orchards	$21	$11	$330	$220
Farming	101	99	202	197
Total	$122	$110	$532	$417

Expenditures for property and equipment:
Owned orchards	$11	$—	$24	$47
Farming	37	12	51	14
Total	$48	$12	$75	$61

Segment assets:
Owned orchards			$46,277	$47,914
Farming			8,030	8,726
Total			$54,307	$56,640

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

Deferred farming costs amounted to $3.6 million and $3.7 million at June 30, 2012 and 2011, respectively.

(7) INVENTORY

Inventory of farming supplies amounted to $243,000 and $230,000 at June 30, 2012 and 2011, respectively.  Farming supplies inventory is relieved on an average cost basis to cost of farming expense as used.

Inventory of kernel, ingredients and packaging supplies was recorded at the lower of cost or market, and was valued at $279,000 at June 30, 2012.  There was no kernel and packaging inventory at June 30, 2011.  Kernel and packaging inventory was charged to finished product on an average cost basis as the finished product was manufactured.

In the second quarter, Royal Hawaiian Macadamia Nut, Inc., a subsidiary of the Partnership, commenced production through a co-packer of its “Ono Ono” brand of retail macadamia-based products for sales and distribution in Europe.  Finished goods inventory include the cost of kernel, ingredients, packaging supplies and manufacturing and was valued at $13,000 at June 30, 2012.

(8) GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended June 30, 2012 and 2011, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $6,000 and $4,000, respectively.  For the six months ended June 30, 2012 and 2011, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $12,000 and $10,000, respectively.

(9) CREDIT FACILITY - DEBT

On July 12, 2012, the Partnership and American AgCredit, PCA executed the Fifth Amendment to Revolving Loan Promissory Note and Second Amendment to Fourth Amended and Restated Credit Agreement which extends the maturity date of its current $5.0 million revolving credit facility from July 13, 2012 to May 1, 2014.  All other terms and conditions of the revolving credit facility and the term loan under such credit agreement as well as the collateral securing the indebtedness remain unchanged.  Advances under the revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.  The Partnership had $1.5 million and $2.5 million outstanding on the line of credit at June 30, 2012 and 2011, respectively.  At June 30, 2012 and 2011, interest on revolving advances was 4.25% per annum.

In addition to the revolving credit facility, the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires monthly payments over the term and bears fixed interest at 6.5% per annum.  The Partnership had $8.4 million and $9.5 million outstanding on the term loan at June 30, 2012 and 2011, respectively.

The credit agreement with American AgCredit, PCA, contains various financial covenants.  The Partnership was in compliance with all debt covenants at June 30, 2012 and 2011.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $9.1 million compared to a carrying value of $8.4 million as of June 30, 2012.

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

(11) CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender. No distributions were declared or paid during the three and six-month periods ended June 30, 2012 or 2011.

(12) PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Service Cost	$19	$15	$37	$30
Interest Cost	12	11	24	22
Expected Return on Assets	(12)	(12)	(24)	(24)
Amortization of Unrecognized Prior Service Costs	1	—	3	—
Amortization of Unrecognized Loss	5	—	9	—
Net Periodic Pension Cost	$25	$14	$49	$28

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Service Cost	$4	$4	$8	$8
Interest Cost	4	4	7	8
Net Periodic Intermittent Severance Cost	$8	$8	$15	$16

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

(16) FIRE DAMAGE

In June and again in July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region.  The fire resulted in damage to irrigation pipes and approximately 24 trees acres of the Partnership’s macadamia nut orchards in Ka’u.  The Partnership maintains a comprehensive insurance program to mitigate losses from such events.  The property insurance policy covers loss or damage to the irrigation system and losses associated with business interruption.  This policy has a $25,000 deductible and limits in excess of the estimated loss.  As of June 30, 2012, the Partnership has incurred approximately $10,000 in costs relating to the fire, which were expensed to cost of goods sold in the second quarter 2012.  The irrigation repair could cost as much as $75,000.

The Partnership maintains tree and crop insurance to cover losses relating to its macadamia nut trees and production. The tree insurance policy provides coverage if more than 50% of the trees in designated blocks are destroyed.  The crop insurance policy provides coverage if the production in designated blocks is less than 75% of a ten year moving average.  The full extent of the orchard damage is still being assessed and the loss will be determined as the upcoming production quality and volume is evaluated.

(17) SUBSEQUENT EVENTS

On July 11, 2012, ML Macadamia Orchards, L. P. entered into a nut processing agreement with Buderim Macadamias of Hawaii, LLC, dba MacFarms of Hawaii (“MacFarms”) to process between 1.5 and 7.0 million pounds of wet-in-shell nuts (“WIS”) into kernel for the Partnership during 2013.  The WIS nuts will be available since a nut purchase contract with Mauna Loa Macadamia Nut Corporation covering a portion of the production of the Partnership terminates on December 31, 2012 and therefore the Partnership is no longer required to sell those nuts to Mauna Loa.  Under the agreement with MacFarms, the Partnership will pay MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced. WIS nuts that are processed into kernel by MacFarms can be used by the Partnership to pursue its strategy of vertical integration. The agreement can be terminated by either party in the event there is a sale of either the Partnership or MacFarms.

On July 23, 2012, Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly-owned subsidiary of the Partnership, entered into a non-exclusive co-packing agreement with Ocean Direct, LLC, dba American Bounty, a California limited liability company (“American”), under which American will manufacture macadamia nut crunch products for Royal.  The Partnership intends to market these products in the U.S. mainland and Hawaii under the brand name “Royal Hawaiian Orchards,” with its launch currently targeted for the fourth quarter of 2012.

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

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Nut production in the first half of the year develop from pollination of blossoms and fruit set that occur during April through July-August of the previous year.  Factors, such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution, determine the length of the flower/pollination/fruit-set season and resulted in increased production in the first and second quarters of 2012.

Nut sales recorded for the three-month period ended June 30, 2012 were $352,000 and includes $292,000 from the sale of 412,000 WIS pounds produced in the second quarter 2012, $11,000 additional revenue recorded for the first quarter 2012 production from the IASCO orchards, $53,000 additional revenue for the nut production from the IASCO orchards in 2011 and a $4,000 decrease due to adjusted WIS pounds for the first quarter.  The additional revenue is the result of the adjusted price per pound of the IASCO nuts due to the final nut price for the crop year 2011-2012 published by the United States Department of Agriculture (“USDA”), which is $0.78 per pound wet-in-shell.

Nut sales recorded for the three-month period ended June 30, 2011 were $164,000 and included $87,000 from the sale of 166,000 WIS pounds produced in the second quarter 2011, $19,000 additional revenue recorded for the first quarter 2011 production from the IASCO orchards, and $58,000 additional revenue for the nut production from the IASCO orchards in 2010, effective August 1, 2010, the date of the Partnership’s acquisition of those orchards.  The additional revenue was the result of the adjusted price per pound of the IASCO nuts due to the USDA final nut price for the crop year 2010-2011 of $0.75 per pound wet-in-shell.

Nut sales for the six-month period ended June 30, 2012 and 2011 were $3.6 million and $2.3 million, respectively. The Partnership’s WIS pounds produced for the six-month period ended June 30, 2012 and 2011 was 5.6 million pounds and 3.7 million pounds, respectively, or an increase of 53%.  WIS pounds refer to the actual wet-in-shell pounds of macadamia nuts. The increase in nut sales in 2012 is mainly attributable to the increase in production and nut sales from the Ka’u orchards which produced 1.8 million more WIS pounds compared to the same period in 2011, resulting in $1.2 million more in nut sales compared with the same period in 2011.  The effects of the drought in 2010 in the Ka’u region adversely impacted nut production in the first half of 2011.  The average price received per WIS pound sold during the three and six-month periods ended June 30, 2012 was $0.71 and $0.63, respectively, compared to the price received per WIS pound sold for the three and six-month periods ended June 30, 2011 of $0.52 and $0.62, respectively, an increase of 37% and 2%, respectively.

For the six-month period ended June 30, 2012, the Partnership incurred a net loss of $805,000 from total revenues of $4.3 million.  For the six-month period ended June 30, 2011, the Partnership had a net income of $115,000 from total revenues of $2.9 million. Net loss per Class A Unit for the six-month period ended June 30, 2012 amounted to ($0.11) and net income per Class A Unit for the six-month period ended June 30, 2011 was $0.02.  The net loss in 2012 is mainly attributable to higher general and administrative expenses. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, General and Administrative Expenses, for further information on general and administrative expenses. Additionally, the $126,000 in distribution from American AgCredit, PCA, recorded as other income for the first half of 2012 was $453,000 less than other income recorded in the same period in 2011.  The net income in 2011 is mainly attributable to the crop insurance claim in the amount of $534,000 and $45,000 in distributions from American AgCredit, PCA, offset by higher interest expense.

Net cash flow per Class A Unit for the six-month periods ended June 30, 2012 and 2011, as defined in the Partnership Agreement, amounted to ($0.10) and $0.02, respectively.  The negative net cash flow result in 2012 is attributable to the net loss.  The net cash flow result in 2011 is attributable to the net income.

The Partnership incurred a net loss of $797,000 for the second quarter of 2012 from revenues of $745,000.  Net income for the second quarter of 2011 was $66,000 from revenues of $384,000.  Net income (loss) per Class A Unit for the second quarter of 2012 and 2011 amounted to ($0.11) and $0.01, respectively.  Net cash flow per Class A Unit for the second quarters of 2012 and 2011, as defined in the Partnership Agreement was ($0.12) and ($0.01), respectively.  The net loss for the second quarter 2012 compared to the same period in 2011 was mainly attributable to higher general and administrative expenses.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, General and Administrative Expenses, for further information on general and administrative expenses.  The net income for the second quarter 2011 was mainly attributable to the crop insurance claim in the amount of $534,000 offset by higher interest expense.

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under various nut purchase contracts.  Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and the USDA reported sales of WIS Hawaii macadamia nuts.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The final nut price published by the USDA, for the crop year ended June 30, 2012, is $0.78 per WIS pound.  In the second quarter 2012, the Partnership recorded additional nut revenue of $64,000 from the IASCO orchards, including $53,000 on the production of 4.7 million WIS pounds from the IASCO orchards recorded in 2011 and $11,000 on 1.1 million WIS pounds produced in the first quarter 2012. The average nut price for nuts produced from the IASCO orchards for the three and six-month periods ended June 30, 2012 was $0.82 and $0.75 per pound, respectively. The average nut price for nuts produced from the IASCO orchards for the three and six-month periods ended June 30, 2011 was $0.67 and $0.69 per pound, respectively.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009, which expired on December 31, 2011. The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. These nut purchase contracts are based on wet-in-shell production adjusted to moisture at 20% (“WIS”) and saleable kernel/dry-in-shell of 30% (“SK/DIS”).  Under these contracts, the Partnership is paid $0.77 based on the adjusted pounds, WIS @ 20% SK/DIS @ 30%.  To the extent the Partnership delivers unhusked nuts, a $0.055 per wet-in-shell pound husking charge will be assessed by Mauna Loa. The Partnership has notified Mauna Loa that it will not renew the nut purchase contract expiring on December 31, 2012.  Instead, the Partnership intends to have the related production processed into kernel in 2013 to be marketed by the Partnership in branded and bulk forms. Under the three short-term contracts, it is the Partnership’s position that Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to process the Partnership’s available production covered by such contract at a fee equal to Mauna Loa’s cost for a period of two years after a contract is not renewed.  Mauna Loa has advised the Partnership that they believe they are not required to process the Partnership’s nuts at the expiration of the nut purchase agreements and have indicated that they do not intend to do so.  The Partnership has reserved its rights against Mauna Loa and is considering what further action it may pursue regarding this dispute.

In order to mitigate any damages and to provide for the processing of nuts covered by the contract that expires on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with MacFarms of Hawaii (“MacFarms”), under which MacFarms will process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013.  Under the Agreement with MacFarms, the Partnership will pay MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced.  MacFarms will provide processing services only with the Partnership retaining ownership of the nuts for future sale.

For the three and six-month periods ended June 30, 2012 and 2011, nut production, nut prices and nut revenues were as follows:

	For the Three Months
	Ended June 30,
	2012			2011
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	203	209	412	148	18	166
Adjustment for WIS @ 20% SK/DIS @ 30%	(46)			(45)
Adjusted WIS pounds	157			103
Nut price (per adjusted WIS pounds)	0.7700			0.7300
Nut price (per WIS pound, IASCO only)		0.8182			0.6667
Net nut sales ($000’s)	$121	$171	$292	$75	$12	$87
Qtr 1 nut revenue adjustment	(4)	11	7	0	19	19
Prior year nut revenue adjustment	0	53	53	0	58	58
Total nut sales ($000’s)	$117	$235	$352	$75	$89	$164
Price per WIS pound (Net nut sales)	$0.5961	$0.8182	$0.7087	$0.5068	$0.6667	$0.5241

	For the Six Months
	Ended June 30,
	2012			2011
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	4,240	1,341	5,581	2,434	1,218	3,652
Adjustment for WIS @ 20% SK/DIS @ 30%	(972)			(501)
Adjusted WIS pounds	3,268			1,933
Nut price (per adjusted WIS pounds)	0.7700			0.7408
Nut price (per WIS pound, IASCO only)		0.7487			0.6888
Net nut sales ($000’s)	$2,517	$1,004	$3,521	$1,432	$839	$2,271
Prior year nut revenue adjustment	0	34	34	0	60	60
Total nut sales ($000’s)	$2,517	$1,038	$3,555	$1,432	$899	$2,331
Price per WIS pound (Net nut sales)	$0.5936	$0.7487	$0.6309	$0.5883	$0.6888	$0.6219

The Partnership produced 412,000 WIS pounds in the second quarter 2012 compared to 166,000 WIS pounds produced in the second quarter 2011.  The Partnership produced 5.6 million WIS pounds in the first half of 2012 which is 53% higher than the same period in 2011.  Cool temperatures that extended the flower/pollination season, adequate sunlight, and adequate rainfall amounts and distribution, supported the fruit-set established from April through July-August and contributed to a nut production at Ka’u that exceeded the comparable period in 2011.

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

Cost of goods sold (owned-orchard segment), for the six-month period ended June 30, 2012 was $0.56 per contract pound, which is higher than $0.54 per contract pound for the six-month period ended June 30, 2011.  The increase in cost per contract pound is the result of the lower recovery percentage of saleable kernels, thus lower contract pounds relative to WIS pounds, in 2012 as compared with the same period in 2011.  Contract pounds are the pounds for which the Partnership is paid.  Accordingly, contract pounds relating to the IASCO orchards are WIS pounds and contract pounds relating to the non-IASCO orchards are WIS SK/DIS pounds.

Crop Year Production Results

Total macadamia nut production for the 2011-2012 crop year (July 1 to June 30) totaled 28.2 million wet-in-shell pounds, which was 5.7 million pounds more than the 2010-2011 crop year.  Excluding production from the IASCO orchards, acquired by the Partnership on August 1, 2010, nut production for the 2011-2012 crop year was 3.6 million pounds more than the 2010-2011 crop year and 3.0 million pounds more than the 2009-2010 crop year. Nut production from the IASCO orchards for the 2011-2012 crop year was 2.1 million pounds more than the 2010-2011 crop year. Drought conditions at Ka’u that persisted from fall 2009 through summer 2010 had a negative impact on the 2010-2011 nut production.  An extended flower season at Keaau and Mauna Kea combined with improved pollination due to favorable weather had a positive impact on nut production in 2010-2011. The return of optimum moisture conditions from October 2010 through May 2011 with adequate rains in the June-December 2011 period contributed to above average nut production in the Ka’u region.  Abnormally dry conditions, similar to the previous year, during the pollination period at Keaau contributed to a 2011-12 crop production similar to that in 2010-11.  Production at the Mauna Kea orchards was affected by poor pollination and fruit-set due to inclement weather.  Comparative crop year results by orchard area are shown below:

	Wet-In-Shell Pounds Harvested for
	Crop Year Ended June 30, 2012, 2011, 2010			2012	2011
	(in thousands)			over	over
	2012	2011	2010	2011	2010
Keaau	7,807	7,675	6,418	+2%	+20%
Ka’u (excludes IASCO orchards)	13,392	9,443	11,765	+42%	-20%
Mauna Kea	1,042	1,477	1,013	-29%	+46%
Subtotal	22,241	18,595	19,196	+20%	-3%
IASCO orchards (acquired August 1, 2010)	6,002	3,902	—	+54%
Total Production	28,243	22,497	19,196	+26%	+17%

Farming Segment

Farming service revenue and expense for the second quarter of 2012 were 79% and 83% higher, respectively, compared to the same period in 2011.  The increase is mainly attributable to replanting of macadamia nut trees in 2012.  Farming service revenue and expense for the six-month period ended June 30, 2012 were 32% and 36% higher, respectively, compared to the same period in 2011. Depreciation expense included in farming expense for the three and six-month periods ended June 30, 2012 were $101,000 and $202,000, respectively, compared to the three and six-month periods ended June 30, 2011 which were $99,000 and $197,000, respectively.  The increase in depreciation expense was due to the purchase of additional farm equipment.

General and Administrative Expense

General and administrative expenses for the six-month period ended June 30, 2012 were $1.6 million, an increase of 115% compared to the same period in 2011. The increase is mainly attributable to $303,000 in retail product development expenses, $68,000 in travel and consulting costs relating to the exploration of nut processing options, $83,000 higher general and administrative costs in the farming operations due to higher production, $20,000 increase in costs related to the general partner, $23,000 increase in other professional costs and $372,000 increase in legal fees attributable to various matters, including $310,000 incurred with the proposed subscription rights offering which was withdrawn in June 2012. If the Partnership determines to move forward with a rights offering in the future, management will reevaluate whether certain issuance costs that were expensed during the quarter ended June 30, 2012 should be recapitalized.

General and administrative expenses for the three-month period ended June 30, 2012 were $1.0 million, an increase of 151% compared to the same period in 2011. The increase was mainly attributable to $133,000 in retail product development expenses, $68,000 in travel and consulting costs relating to the exploration of nut processing options, $39,000 higher general and administrative costs in the farming operations due to higher production, $9,000 increase in costs related to the general partner, $27,000 increase in various professional costs, and $310,000 increase in legal fees.

Other Income and Expenses

Interest expense for the three and six-month periods ended June 30, 2012 was $153,000 and $316,000, respectively, compared to $185,000 and $376,000 for the same periods in 2011.  The decrease was attributable to a lower average outstanding balance on the revolving credit facility and lower outstanding balance on the term loan in 2012.  The Partnership had $1.5 million outstanding on the revolving line of credit at the end of the second quarter 2012 compared to $2.5 million outstanding on the line of credit at the end of the second quarter 2011.  The Partnership had a $8.4 million principal balance on its term loan at the end of the second quarter 2012 compared to $9.5 million principal balance on its term loan at the end of the second quarter 2011.

Other income of $126,000 recorded for the three and six-month periods ended June 30, 2012 was attributable to a distribution from American AgCredit, PCA.  Other income of $535,000 recorded for the second quarter 2011 was primarily attributable to $534,000 in crop insurance proceeds, net of general excise tax and a $1,000 adjustment to the accrual of the American AgCredit, PCA distribution which was recorded in the first quarter.  Other income of $579,000 recorded for the six-month period ended June 30, 2011 was primarily attributable to crop insurance proceeds of $534,000, net of general excise tax and $45,000 in distribution from American AgCredit, PCA. Crop insurance claims result from an insurance policy that provides coverage if the production in designated blocks is less than 75% of a ten year moving average.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.

The Partnership has a master Credit Agreement with American AgCredit, PCA providing a revolving credit facility of $5.0 million until May 1, 2014 and a $10.5 million term loan.  This ten-year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO.  At June 30, 2012, the Partnership had $8.4 million outstanding on the term loan and $1.5 million outstanding on the revolving credit facility.  At June 30, 2011, the Partnership had $9.5 million outstanding on the term loan and $2.5 million outstanding on the revolving credit facility.

At June 30, 2012 the Partnership had a cash balance of $164,000 compared to $234,000 at June 30, 2011.  Cash flows provided by operating activities for the six-month period ended June 30, 2012 and 2011 totaled $1.1 million and $1.2 million, respectively.  Cash flows used in operating activities for the three-month period ended June 30, 2012 and 2011 totaled $1.2 million and $825,000, respectively.  The decrease in operating cash flows for the six-month period ended June 30, 2012 was primarily attributable to an increase in cash paid for operating expenses and interest, compared to the same period in 2011.  The decrease in operating cash flows for the three-month period ended June 30, 2012 was primarily attributable to an increase in cash paid for operating expenses, compared to the same period in 2011.

At June 30, 2012 the Partnership had working capital of $1.4 million and a current ratio of 1.38 to 1 compared to a working capital of $303,000 and a current ratio of 1.07 to 1 at June 30, 2011. The increase in working capital was primarily due to lower short-term borrowing as of June 30, 2012.

Management anticipates additional draws on the revolving line of credit to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming and the implementation of the Partnership’s vertical integration strategy will be adequate to support the Partnership’s cash needs through at least the second quarter of next year.  The Partnership has decided not to pursue a rights offering at this time and has withdrawn its Registration Statement.  However, in the future, if it believes such an offering is in the best interests of the Partnership, the Board of Directors of the General Partner could reconsider such course of action.

The Partnership’s fixed price nut purchase contract with Mauna Loa requires Mauna Loa to make nut payments in accordance with The Hershey Company’s (Mauna Loa’s parent company) standard payment terms which are up to sixty days from date of nut delivery.  The payment terms of the two lease agreements and one license agreement are thirty days after the end of month delivery.  During certain parts of the year, if payments are not received as the contract requires, available cash resources could be depleted.

Vertical Integration Progress

As previously reported, the Partnership is pursuing a vertical integration strategy under which the Partnership would allow one or more nut purchase contracts with Mauna Loa to expire, have the nuts processed into macadamia kernel and sell the kernel directly in both bulk and branded forms.  The nut purchase contract covering approximately 7 million wet-in-shell pounds per annum which expires December 31, 2012 with Mauna Loa will not be renewed by the parties, which makes this portion of the nut crop available for use by the Partnership. A nut processing agreement has been executed with Buderim Macadamias of Hawaii under which they will process between 1.5 million and 7 million pounds of wet-in-shell nuts into macadamia kernel for the Partnership for a fee in 2013. The Partnership is currently designing and intends to construct a drying facility adjacent to its husking facility which will allow the Partnership to process a portion of its wet-in-shell nuts to a stage where they can be shipped for further processing or sale outside of Hawaii. Construction is scheduled to begin in the fourth quarter of 2012 and the facility is expected to be completed in the first quarter of 2013.

Management has developed products and packaging for two distinct product lines which it intends to sell under the Royal Hawaiian Orchards brand name. The two product lines consist of healthful, tasty snack offerings in stand-up bags of flavored macadamia nuts and clusters of nuts and dried fruits. A co-packing agreement has been signed with a production facility on the mainland U.S. to produce these products to the Partnership’s specifications.  The products are expected to be available in the 4th quarter of 2012, initially using kernel purchased from other sources and the Partnership is pursuing sales efforts in anticipation of the launch of the products. Consumer testing has been conducted and initial reactions from the trade regarding packaging, product and pricing have been positive. A website for the products is under development with the intent that a strong e-commerce capability will ensure the product is available to consumers while U.S. distribution is being pursued. If the product launch and marketing efforts are successful and requires additional nut products, the other short-term contracts with Mauna Loa will expire at the end of 2013 and 2014 which, if they are not renewed, can provide another 14 million pounds of wet-in-shell nuts (equating to approximately 3 million pounds of kernel after processing) for expanded distribution. The Partnership intends to pursue bulk kernel sales on an opportunistic basis to the extent prices remain strong and excess kernel is available.

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

(b)         There have been no significant changes to internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter and six months ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income , (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

ML MACADAMIA ORCHARDS, L.P.
(Registrant)

	By	ML Resources, Inc.
Managing General Partner

Date: August 9, 2012	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Wayne W. Roumagoux
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

101*

Financial statements from the quarterly report on Form 10-Q of ML Macadamia Orchards, L.P. for the quarter and six months ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.