Form 10-Q
period 2012-09-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2012-11-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9145

Royal Hawaiian Orchards, L.P.

(Formerly known as ML Macadamia Orchards, L.P.)

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

As of November 14, 2012, Registrant had 7,500,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

Item 1. Unaudited Consolidated Financial Statements

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	September 30,		December 31,
	2012	2011	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$713	$58	$530
Accounts receivable	4,915	4,506	4,996
Inventory of farming supplies	235	275	271
Inventory of kernels and packaging supplies	665	—	276
Inventory of finished goods	14	—	—
Deferred farming costs	2,838	2,678	—
Other current assets	256	359	334
Total current assets	9,636	7,876	6,407
Land, orchards and equipment, net	48,529	50,604	50,009
Intangible assets, net	491	530	511
Deferred fees	—	—	116
Other non-current assets	—	87	—
Total assets	$58,656	$59,097	$57,043

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Short-term borrowings	4,700	4,800	2,400
Accounts payable	1,132	688	470
Accrued payroll and benefits	825	734	772
Other current liabilities	125	21	301
Total current liabilities	7,832	7,293	4,993
Non-current benefits	582	409	587
Long-term debt	7,175	8,138	7,875
Deferred income tax liability	1,021	1,037	1,051
Total liabilities	16,610	16,877	14,506
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,276	42,226	42,785
Accumulated other comprehensive loss	(311)	(87)	(329)
Total partners’ capital	42,046	42,220	42,537
Total liabilities and partners’ capital	$58,656	$59,097	$57,043

See accompanying notes to consolidated  financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Macadamia nut sales	$5,495	$5,357	$9,050	$7,688
Contract farming revenue	759	651	1,471	1,191
Total revenues	6,254	6,008	10,521	8,879
Cost of goods and services sold
Cost of macadamia nut sales	4,361	4,679	6,927	6,375
Cost of contract farming services	724	607	1,376	1,088
Total cost of goods and services sold	5,085	5,286	8,303	7,463
Gross income	1,169	722	2,218	1,416
General and administrative expenses	744	460	2,371	1,218
Operating income (loss)	425	262	(153)	198
Interest expense	(172)	(199)	(488)	(575)
Other income	84	—	210	579
Income (loss) before income taxes	337	63	(431)	202
Income tax expense, Partnership	41	25	78	49
Net income (loss)	$296	$38	$(509)	$153

Other comprehensive income, net of tax
Amortization of prior service cost	2	—	6	—
Amortization of actuarial loss	4	—	12	—
Defined benefit pension plan	6	—	18	—
Other comprehensive income, net of tax	6	—	18	—
Comprehensive income (loss)	$302	$38	$(491)	$153

Net income (loss) per Class A Unit	$0.04	$0.01	$(0.07)	$0.02

Cash distributions per Class A Unit	$0.00	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	41,980	42,188	42,785	42,073
Accumulated other comprehensive loss	(317)	(87)	(329)	(87)
	41,744	42,182	42,537	42,067

Allocation of net income (loss):
Class A limited partners	296	38	(509)	153
	296	38	(509)	153

Cash distributions:
Class A limited partners	—	—	—	—
	—	—	—	—

Other comprehensive income:
Defined benefit pension plan	6	—	18	—
	6	—	18	—

Comprehensive income (loss)	302	38	(491)	153

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	42,276	42,226	42,276	42,226
Accumulated other comprehensive loss	(311)	(87)	(311)	(87)
	$42,046	$42,220	$42,046	$42,220

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Cash received from goods and services	$1,911	$1,804	$11,013	$9,399
Cash paid to suppliers and employees	(3,990)	(3,656)	(11,642)	(9,763)
Interest received	—	—	—	1
Interest paid	(94)	(273)	(410)	(575)
Net cash used in operating activities	(2,173)	(2,125)	(1,039)	(938)

Cash flows from investing activities:
Acquisition of land and capital equipment	(265)	(1)	(340)	(62)
Net cash used in investing activities	(265)	(1)	(340)	(62)

Cash flows from financing activities:
Financing cost	(38)	—	(38)	—
Proceeds from drawings on line of credit	3,900	2,300	5,600	3,400
Repayment on line of credit	(700)	—	(3,300)	(1,800)
Payments on long term borrowings	(175)	(350)	(700)	(787)
Net cash provided by financing activities	2,987	1,950	1,562	813

Net increase (decrease) in cash and cash equivalents	549	(176)	183	(187)
Cash and cash equivalents at beginning of period	164	234	530	245
Cash and cash equivalents at end of period	$713	$58	$713	$58

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)	$296	$38	$(509)	$153
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	791	882	1,361	1,337
Decrease (Increase) in accounts receivable	(4,530)	(4,249)	81	(184)
Increase in inventories	(379)	(45)	(367)	(104)
Decrease (increase) in deferred farming costs	629	747	(2,319)	(2,141)
Decrease (increase) in other current assets	(8)	34	77	30
Decrease in other non-current assets	—	—	116	—
Increase in accounts payable	711	413	661	121
Increase (decrease) in accrued payroll and benefits	252	206	52	(77)
Increase (decrease) in other current liabilities	75	(119)	(175)	(13)
Increase (decrease) in non-current accrued benefits	—	(2)	13	(30)
Decrease in deferred income tax liabilities	(10)	(30)	(30)	(30)
Total adjustments	(2,469)	(2,163)	(530)	(1,091)
Net cash used in operating activities	$(2,173)	$(2,125)	$(1,039)	$(938)

See accompanying notes to consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Royal Hawaiian Orchards, L.P. and its subsidiaries Royal Hawaiian Macadamia Nut, Inc. and Royal Hawaiian Resources, Inc. (collectively “the Partnership”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2012 and 2011 and the results of operations, changes in partners’ capital and cash flows for the three and nine-month periods ended September 30, 2012 and 2011.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(2) CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership, Royal Hawaiian Resources, Inc. (“RHR”), its General Partner, and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly-owned subsidiary.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3) NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements reporting net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. In December 2011, the FASB issued ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain presentation requirements of ASU 2011-05.  ASU 2011-05 and ASU 2011-12 were adopted during the first quarter of 2012 and do not have a material impact on the consolidated financial statements as they only require a change in the format of the Partnership’s current presentation. The Partnership’s other comprehensive income is presented in one consecutive statement in conjunction with the Partnership’s statement of comprehensive income.

(4) SEGMENT INFORMATION

The Partnership has three reportable segments, the owned-orchard segment, the farming segment and the branded products segment, which are organized on the basis of revenues and assets.  The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership.  The farming segment derives its revenues from the farming of macadamia orchards owned by other growers.  The Partnership also farms the orchards it owns and leases.  In the third quarter 2012, the Partnership has included the branded products segment which derives its revenues from the sale of branded macadamia nut products reported under Royal.

Management evaluates the performance of each segment on the basis of operating income.  The Partnership has accounted for intersegment transfers at cost.  Such intersegment transfers are eliminated in consolidation. The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  Revenues from the owned-orchard segment are subject to nut purchase contracts and tend to vary from year to year due to changes in the prices paid under its various nut contracts and the volume of nuts produced.  The farming segment’s revenues are based on farming contracts that generate a farming profit based on a pass through of farming cost plus a fee which is a percentage of farming cost or a fixed amount per acre and tend to be less variable than revenues from the owned-orchard segment.  Royal has not generated revenue in 2012; however, it has incurred operating expenses attributable to the development of the branded products segment.

The following tables summarize each reportable segment’s revenues, operating income (loss), assets and other information as of and for the three and nine-month periods ended September 30, 2012 and 2011.  Due to seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months		Nine months
	ended September 30,		ended September 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Revenues:
Owned orchards	$5,495	$5,357	$9,050	$7,688
Farming	4,819	4,005	9,022	6,734
Branded products	—	—	—	—
Intersegment elimination (all farming)	(4,060)	(3,354)	(7,551)	(5,543)
Total	$6,254	$6,008	$10,521	$8,879

Operating income (loss):
Owned orchards	$537	$218	$202	$95
Farming	35	44	95	103
Branded products	(147)	—	(450)	—
Total	$425	$262	$(153)	$198

Depreciation:
Owned orchards	$671	$766	$1,001	$986
Farming	99	98	301	295
Branded products	—	—	—	—
Total	$770	$864	$1,302	$1,281

Expenditures for property and equipment:
Owned orchards	176	1	$200	$48
Farming	6	—	57	14
Branded products	83	—	83	—
Total	$265	$1	$340	$62

Segment assets:
Owned orchards			$51,014	$51,059
Farming			7,481	8,038
Branded products			161	—
Total			$58,656	$59,097

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

Deferred farming costs amounted to $2.8 million and $2.7 million at September 30, 2012 and 2011, respectively.

(6)  INVENTORY

Inventory of farming supplies amounted to $235,000 and $275,000 at September 30, 2012 and 2011, respectively.  Farming supplies inventory is relieved on an average cost basis to cost of farming expense as used.

Inventory of kernel, purchased from other sources, was recorded at the lower of cost or market, and was valued at $601,000 at September 30, 2012.  Inventory of ingredients and packaging supplies was recorded at the lower of cost or market, and was valued at $64,000 at September 30, 2012.  There was no kernel and packaging inventory at September 30, 2011.  Kernel and packaging inventory was charged to finished product on an average cost basis as the finished product was manufactured.

In the second quarter, Royal, a subsidiary of the Partnership, commenced production through a co-packer of its “Ono Ono” brand of retail macadamia-based products for sales and distribution in Europe.  Finished goods inventory include the cost of kernel, ingredients, packaging supplies and manufacturing and was valued at $14,000 at September 30, 2012.

(7) DEFERRED TAX ASSET AND VALUATION ALLOWANCE

In the third quarter 2012, the Partnership has included the branded products segment which derives its revenues from the sale of branded macadamia nut products reported under Royal.  For 2012, Royal is subject to taxation as a C Corporation at the 34% federal tax rate and 6.4% Hawaii state tax rate on the corporation’s operating income (loss).  As a result of the operating loss of Royal, for the three and nine-month periods ended September 30, 2012, the Partnership recorded a deferred tax asset of $182,000, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(8) GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended September 30, 2012 and 2011, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $13,000 and $10,000, respectively.  For the nine months ended September 30, 2012 and 2011, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $25,000 and $20,000, respectively.

(9) CREDIT FACILITY - DEBT

On July 12, 2012, the Partnership and American AgCredit, PCA executed the Fifth Amendment to Revolving Loan Promissory Note and Second Amendment to Fourth Amended and Restated Credit Agreement which extends the maturity date of its current $5.0 million revolving credit facility from July 13, 2012 to May 1, 2014.  All other terms and conditions of the revolving credit facility and the term loan under such credit agreement as well as the collateral securing the indebtedness remain unchanged.  Advances under the revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.  The Partnership had $4.7 million and $4.8 million outstanding on the line of credit at September 30, 2012 and 2011, respectively.  At September 30, 2012 and 2011, interest on revolving advances was 4.25% per annum.

In addition to the revolving credit facility, the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires monthly payments over the term and bears fixed interest at 6.5% per annum.  The Partnership had $8.2 million and $9.2 million outstanding on the term loan at September 30, 2012 and 2011, respectively.

The credit agreement with American AgCredit, PCA, contains various financial covenants.  The Partnership was in compliance with all debt covenants at September 30, 2012 and 2011.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $8.9 million compared to a carrying value of $8.2 million as of September 30, 2012.

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

(11) CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender. No distributions were declared or paid during the three and nine-month periods ended September 30, 2012 or 2011.

(12) PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Service Cost	$18	$15	$55	$45
Interest Cost	12	11	36	33
Expected Return on Assets	(11)	(12)	(35)	(36)
Amortization of Unrecognized Prior Service Costs	2	—	6	—
Amortization of Unrecognized Loss	4	—	12	—
Net Periodic Pension Cost	$25	$14	$74	$42

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

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Service Cost	$4	$4	$12	$12
Interest Cost	3	4	10	12
Net Periodic Intermittent Severance Cost	$7	$8	$22	$24

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

(15) LEGAL PROCEEDINGS

On March 21, 2012, Kaiwiki Orchards, LLC, as the lessor of land leased to the Partnership on which 636 gross acres of macadamia nut orchards are (326 tree acres) are situated, filed a Complaint in the Circuit Court of the Third Circuit, State of Hawaii seeking a declaratory judgment that the Partnership has breached the terms of the lease for failing, inter alia, to exercise “good husbandry” and permitting waste in its agricultural practices on the leased land and that the lease may be terminated by the lessor and seeking damages in an amount to be proven at trial.

The plaintiff has given the Partnership an open ended extension of the time to file a responsive pleading pending the results of settlement discussions between the parties. The Partnership produced approximately 1,000,000 field pounds of macadamia nuts from these leased orchards during 2011.

(16) FIRE DAMAGE

In June and again in July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region.  The fire resulted in damage to irrigation pipes and approximately 24 trees acres of the Partnership’s macadamia nut orchards in Ka’u.  Repair to the irrigation system is approximately 95% complete.  As of September 30, 2012, the Partnership incurred approximately $54,000 in costs relating to the fire, of which $10,000 was expensed to cost of goods sold in the second quarter and $15,000 was expensed in the third quarter.  In the third quarter 2012, the Partnership recorded an accrual for property insurance claim of approximately $55,000, net of the $25,000 deductible, which is reflected as an increase in accounts receivable in the statement of cash flows.  Approximately $29,000 of the incurred expenses was offset by the insurance recovery and approximately $26,000 of the claim was recorded as other income in the third quarter 2012.

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

(17) SUBSEQUENT EVENTS

On October 1, 2012, the Partnership’s Amended and Restated Agreement of Limited Partnership was amended to change the name of the Partnership from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. through action by its Managing General Partner, as authorized by such Agreement.  Effective October 15, 2012 the Partnership’s new trading symbol is “NNUTU.”  As of September 20, 2012, the name of the Managing General Partner was changed from ML Resources, Inc. to Royal Hawaiian Resources, Inc.

On November 8, 2012, James S. Kendrick was appointed as the non-executive Chairman of the Board of Directors of Royal Hawaiian Resources, Inc.  This position is a newly created non-executive position.  Mr. Kendrick has been a director of RHR since June 2005.  Mr. Kendrick has over 37 years of experience in the food processing industry and is currently a consultant to various food companies.  He held executive positions at Mauna Loa Macadamia Nut Corporation from 1991 to 1998, including Executive Vice President of Operations and President.  He was the Manager of the Honolulu Dole Pineapple cannery between 1979 and 1983.  Mr. Kendrick held various engineering management positions with Kraft Food, including Engineering Manager of the Citrus Division from 1974 to 1978.  He is a graduate of Northern Illinois University and Cornell’s Executive Development Program.  Mr. Kendrick provides a high degree of general manufacturing acumen and extensive macadamia growing, processing and marketing experience and expertise to the Partnership.  He currently resides in The Villages, Florida.

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

Partnership and Managing General Partner Name Change

In connection with the Partnership’s launch of its branded macadamia nut products to be sold under the Royal Hawaiian Orchards brand name in the fourth quarter of 2012, the Partnership has changed its name from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. effective October 1, 2012.  The Partnership’s Amended and Restated Agreement of Limited Partnership was amended to change the name through action by the Partnership’s Managing General Partner.  Effective October 15, 2012, the Partnership’s new trading symbol is “NNUTU.” As of September 20, 2012, the name of the Managing General Partner was changed from ML Resources, Inc. to Royal Hawaiian Resources, Inc.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  Traditionally, nut production is highest during the third and fourth quarters, with very low production in the first and second quarters.  Favorable rains and its distribution at Ka’u contributed to improved nut production in that region for the third quarter as compared to the previous year.  However, nut-set at Keaau and Mauna Kea were affected by poor pollination due to inclement weather conditions that significantly impacted nut production in the third quarter 2012.

Nut sales recorded for the three-month period ended September 30, 2012 and 2011 were $5.5 million and $5.4 million, respectively.  Nut sales for the nine-month period ended September 30, 2012 and 2011 were $9.1 million and $7.7 million, respectively.  The Partnership’s WIS pounds produced for the three-month period ended September 30, 2012 and 2011 was 8.6 million pounds and 9.5 million pounds, respectively, or a decrease of 10%.  The decrease was attributable to 1.9 million lower WIS pounds produced from the Keaau and Mauna Kea orchards, partially offset by an increase of 1.0 million WIS pounds produced from the Ka’u orchards.  WIS pounds refer to the actual wet-in-shell pounds of macadamia nuts. The increase in nut sales in the third quarter 2012 compared with the same period in 2011 is the result of a higher average price received per WIS pound sold which was $0.64 compared with $0.56 for the three-month period ended September 30, 2011, or an increase of 14% and higher recovery percentage of saleable kernels.  The Partnership’s WIS pounds produced for the nine-month period ended September 30, 2012 and 2011 were 14.1 million pounds and 13.2 million pounds, respectively, or an increase of 7.5%. The increase in nut sales in 2012 is attributable to a higher average price received per pound sold and the increase in production and nut sales from the Ka’u orchards which produced 2.8 million more WIS pounds compared to the same period in 2011, offset by 1.9 million lower WIS pounds produced from the Keaau and Mauna Kea orchards.  The increase in production and average nut price resulted in $1.4 million more in nut sales in the nine-month period ended September 30, 2012 compared with the same period in 2011.  The effects of the drought in 2010 in the Ka’u region adversely impacted nut production in the nine months ended September 30, 2011.   The average price

received per WIS pound sold during the nine-month period ended September 30, 2012 and 2011 was $0.64 and $0.58, respectively, or an increase of approximately 10%.

For the nine-month period ended September 30, 2012, the Partnership had a net loss of $509,000 from total revenues of $10.5 million.  For the nine-month period ended September 30, 2011, the Partnership had a net income of $153,000 from total revenue of $8.9 million. Net loss per Class A Unit for the nine-month period ended September 30, 2012 amounted to ($0.07) and net income per Class A Unit for the same period in 2011 was $0.02.  The net loss in 2012 is mainly attributable to higher general and administrative expenses.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, General and Administrative Expenses, for further information on general and administrative expenses. The net income in 2011 is mainly attributable to the crop insurance claim in the amount of $534,000 and $45,000 in distributions from American AgCredit, PCA, offset by higher interest expense.

The Partnership had a net income of $296,000 for the three-month period ended September 30, 2012 from revenues of $6.3 million.  Net income for the three-month period ended September 30, 2011 was $38,000 from revenues of $6.0 million.  Net income per Class A Unit for the third quarter of 2012 and 2011 amounted to $0.04 and $0.01, respectively.  The net income for the third quarter 2012 compared to the same period in 2011 was mainly attributable to higher nut sales, lower cost of sales and other income of $84,000 partially offset by higher general and administrative expenses.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, General and Administrative Expenses, for further information on general and administrative expenses.  The lower net income for the third quarter 2011 is mainly attributable to lower revenue and higher cost of sales partially offset by lower general and administrative expenses.

Owned-orchard Segment

The Partnership currently sells all of the macadamia nuts to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) under various nut purchase contracts.  Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and the USDA reported sales of WIS Hawaii macadamia nuts.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The final nut price published by the USDA, for the crop year ended June 30, 2012, is $0.78 per WIS pound.  In the second quarter 2012, the Partnership recorded additional nut revenue of $64,000 from the IASCO orchards, including $53,000 on the production of 4.7 million WIS pounds from the IASCO orchards recorded in 2011 and $11,000 on 1.1 million WIS pounds produced in the first quarter 2012. The average nut price for nuts produced from the IASCO orchards for the three and nine-month periods ended September 30, 2012 was $0.78 and $0.77 per pound, respectively. The average nut price for nuts produced from the IASCO orchards for the three and nine-month periods ended September 30, 2011 was $0.73 and $0.71 pound, respectively.

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

For the three and nine-month periods ended September 30, 2012 and 2011, nut production, nut prices and nut revenues were as follows:

	For the Three Months
	Ended September 30,
	2012			2011
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	6,777	1,787	8,564	8,534	975	9,509
Adjustment for WIS @ 20% SK/DIS @ 30%	(1,456)			(2,175)
Adjusted WIS pounds	5,321			6,359
Nut price (per adjusted WIS pound)	0.7700			0.7300
Nut price (per WIS pound, IASCO only)		$0.7823			0.7313
Net nut sales ($000’s)	$4,097	$1,398	$5,495	$4,641	$713	$5,354
Qtr 1 nut revenue adjustment	0	0	0	0	3	3
Total nut sales ($000’s)	$4,097	$1,398	$5,495	$4,641	$716	$5,357
Price per WIS pound (Net nut sales)	$0.6045	$0.7823	$0.6416	$0.5439	$0.7313	$0.5630

	For the Nine Months
	Ended September 30,
	2012			2011
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	11,017	3,128	14,145	10,968	2,193	13,161
Adjustment for WIS @ 20% SK/DIS @ 30%	(2,428)			(2,676)
Adjusted WIS pounds	8,589			8,292
Nut price (per adjusted WIS pound)	0.7700			0.7324
Nut price (per WIS pound, IASCO only)		0.7679			0.7100
Net nut sales ($000’s)	$6,614	$2,402	$9,016	$6,073	$1,557	$7,630
Prior year nut revenue adjustment	0	34	34	0	58	58
Total nut sales ($000’s)	$6,614	$2,436	$9,050	$6,073	$1,615	$7,688
Price per WIS pound (Net nut sales)	$0.6003	$0.7679	$0.6373	$0.5537	$0.7100	$0.5797

The net gain in nut production through the third quarter 2012 is attributed to the better than expected nut harvest in the first and third quarters of  2012 in the Ka’u region due to adequate and good distribution of rains during the summer 2011 and winter of 2011-12.  These gains were of sufficient volume that offset the negative impact of the harvest from the Keaau and Mauna Kea orchards in the third quarter 2012.

The timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred.  For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter.  Management estimates the average cost per pound for each orchard based on the estimated annual costs to farm each orchard and the anticipated annual production from each orchard.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each orchard’s estimated cost per pound by the actual production from that orchard.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is lowest during the first and second quarter of the year.  Deferred farming costs are expensed over the remainder of the year since nut production is highest at the end of the third and fourth quarters.  Management evaluates the accuracy of each orchard’s estimated cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

Cost of goods sold (owned-orchard segment), for the nine-month period ended September 30, 2012 was $0.59 per contract pound which is lower than the $0.61 per contract pound for the nine-month period ended September 30, 2011.  The decrease in cost per pound is the result of the increased production in 2012 from the lower estimated cost per pound orchards.  Contract pounds are the pounds for which the Partnership is paid.  Accordingly, contract pounds relating to the IASCO orchards are WIS pounds and contract pounds relating to the non-IASCO orchards are WIS SK/DIS pounds.

Farming Segment

Farming service revenue and expense for the third quarter of 2012 were 16.6% and 19.3% higher, respectively compared to the same period in 2011.  Farming service revenue and expense for the nine-month period ended September 30, 2012 were 23.5% and 26.5% higher, respectively, compared to the same period in 2011. Depreciation expense included in farming expense for the three and nine-month periods ended September 30, 2012 were $99,000 and $301,000, respectively, compared to the three and nine-month periods ended September 30, 2011 which were $98,000 and $295,000, respectively.  The increase in depreciation expense was due to the purchase of additional farm equipment.

Branded Product Segment

The Partnership’s subsidiary, Royal Hawaiian Macadamia Nut, Inc. (“Royal”), had no revenue for the third quarter and nine-month period ended September 30, 2012.

General and Administrative Expense

In October 2012 the Partnership commenced production by a co-packer of its Royal macadamia nut products and food brokers have been appointed to promote and market the new products.  An e-commerce website has been developed enabling customers to purchase these products.  As the Partnership’s vertical integration strategy has progressed and products were made available for sale in October 2012, the Partnership has instituted the branded products segment in the third quarter 2012.

General and administrative expenses relating to the branded products segment for the three and nine-month periods ended September 30, 2012 were $147,000 and $450,000, respectively.  For the nine-months ended September 30, 2012, $303,000 in expenses incurred was mainly attributable to personnel costs and retail product development expenses incurred through June 30, 2012.  There were no general and administrative expenses related to the branded products segment for the three and nine-month periods ended September 30, 2011.

General and administrative costs for the contract farming segment are included in the cost of contract farming services in the amount of $40,000 and $86,000 for the three and nine-month periods ended September 30, 2012, respectively.  General and administrative costs for the contract farming segment included in the cost of farming services for the three and nine-month periods ended September 30, 2011 were $35,000 and $63,000, respectively.  The increase in the general and administrative costs in 2012 is due to the increase in farming services performed under farming contracts.

General and administrative expenses for the owned-orchard segment for the nine-month period ended September 30, 2012 were $1.9 million, an increase of 58% compared to the same period in 2011. The increase in general and administrative expenses in 2012 was primarily attributable to $407,000 increase in legal fees attributable to $300,000 incurred with the proposed subscription rights offering which was withdrawn in June 2012, $38,000 increase in fees related to SEC reporting, $26,000 relating to the dispute with Kaiwiki Orchards, LLC, $16,000 relating to the Partnership name change and $27,000 for other various matters.  The increase in general and administrative expenses was also attributable to $74,000 in travel and consulting costs relating to the exploration of nut processing options, $69,000 for CFO recruitment services, $56,000 relating to tax services, $92,000 higher general and administrative costs in the farming operations due to higher production and $21,000 increase in costs related to the general partner, offset by nonrecurring costs incurred in 2011.

General and administrative expenses for the owned-orchard segment for three-month period ended September 30, 2012 were $597,000, an increase of 30% compared to the same period in 2011. The increase was mainly attributable to $9,000 higher general and administrative costs in the farming operations due to higher production, $35,000 increase in legal fees, $12,000 increase relating to SEC reporting, $56,000 relating to tax services and $25,000 in other various professional fees.

Other Income and Expenses

Interest expense for the three and nine-month periods ended September 30, 2012 was $172,000 and $488,000, respectively, compared to $199,000 and $575,000 for the same periods in 2011.  The decrease was attributable to a lower average outstanding balance on the revolving credit facility and lower outstanding balance on the term loan in 2012.  The Partnership had $4.7 million outstanding on the revolving credit facility at the end of the third quarter 2012 compared to $4.8 million outstanding on the credit facility at the end of the third quarter 2011.  The Partnership had a $8.2 million principal balance on its term loan at the end of the third quarter 2012 compared to $9.2 million principal balance on its term loan at the end of the third quarter 2011.

Other income of $84,000 recorded for the third quarter 2012 was attributable to $58,000 in crop insurance proceeds, net of general excise tax, and the accrual of the property insurance claim on the settlement of the loss to irrigation system at the Ka’u orchard resulting from fire, of which $26,000 was recorded to other income.   The Partnership had no other income in the third quarter 2011.  Other income of $210,000 recorded for the nine-month period ended September 30, 2012 was attributable to crop insurance proceeds of $58,000, net of general excise tax, $126,000 in distributions from American AgCredit, PCA, and the accrual of the  property insurance claim, of which $26,000 was recorded to other income.  Other income of $579,000 recorded for the nine-month period ended September 30, 2011 was primarily attributable to crop insurance proceeds of $534,000, net of general excise tax and $45,000 in distributions from American AgCredit, PCA.

The Partnership had $1,000 in interest income for the nine-month period ended September 30, 2011, which was recorded in the first quarter 2011.  There was no interest income in 2012.

Income Tax Provision

In the third quarter 2012, the Partnership has included the branded products segment which derives its revenues from the sale of branded macadamia nut products reported under Royal Hawaiian Macadamia Nut, Inc.  Royal is subject to taxation as a C corporation and not to the gross income tax that the Partnership is subject to.  The corporate tax is calculated at the 34% federal tax rate and 6.4% Hawaii state tax rate on the corporation’s operating income (loss).  For the three and nine-month periods ended September 30, 2012, the Partnership recorded a deferred tax asset of $182,000 due to the net operating loss relating to Royal, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

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

The Partnership has a master Credit Agreement with American AgCredit, PCA providing a revolving credit facility of $5.0 million until May 1, 2014 and a $10.5 million term loan.  This ten-year term loan bears fixed interest at 6.5% per annum, matures on July 1, 2020 and requires equal monthly payments over the term.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia farming operations of IASCO.  At September 30, 2012, the Partnership had $8.2 million outstanding on the term loan and $4.7 million outstanding on the revolving credit facility.  At September 30, 2011, the Partnership had $9.2 million outstanding on the term loan and $4.8 million outstanding on the revolving credit facility.

At September 30, 2012 the Partnership had a cash balance of $713,000 compared to $58,000 at September 30, 2011.  Cash flows used in operating activities for the nine-month period ended September 30, 2012 and 2011 totaled $1.0 million and $938,000, respectively.  Cash flows used in operating activities for the three-month period ended September 30, 2012 and 2011 totaled $2.2 million and $2.1 million, respectively.  The decrease in operating cash flows for the three and nine-month periods ended September 30, 2012 was primarily attributable to an increase in cash paid for operating expenses, compared to the same periods in 2011.

At September 30, 2012 the Partnership had working capital of $1.8 million and a current ratio of 1.23 to 1 compared to a working capital of $583,000 and a current ratio of 1.08 to 1 at September 30, 2011. The increase in working capital was primarily due the increase in cash, accounts receivable and inventory, offset by higher accounts payable as of September 30, 2012.

Management anticipates additional draws on the revolving line of credit to fund working capital needs arising from the normal seasonal requirements of macadamia nut farming and the implementation of the Partnership’s vertical integration strategy will be adequate to support the Partnership’s cash needs through at least the second quarter of next year.  The Partnership decided not to pursue a rights offering and withdrew its Registration Statement in June 2012.  However, in the future, if it believes such an offering is in the best interests of the Partnership, the Board of Directors of the General Partner could reconsider such course of action.

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

Vertical Integration Progress

As previously reported the Partnership is pursuing a vertical integration strategy under which the Partnership would allow one or more nut purchase contracts with Mauna Loa to expire, have the nuts processed into macadamia kernel and sell the kernel directly in both bulk and branded forms.  The nut purchase contract covering approximately 7 million wet-in-shell pounds per annum which expires December 31, 2012 with Mauna Loa will not be renewed by the parties, which makes this portion of the nut crop available for use by the Partnership. A nut processing agreement has been executed with MacFarms under which they will process between 1.5 million and 7 million pounds of wet-in-shell nuts into macadamia kernel for the Partnership for a fee in 2013. The Partnership is currently designing and intends to construct a drying facility adjacent to its husking facility which will allow the Partnership to process a portion of its wet-in-shell nuts to a stage where they can be shipped for further processing or sale outside of Hawaii. Construction is scheduled to begin in the fourth quarter of 2012 and the facility is expected to be completed in the first half of 2013.

In October, the Partnership commenced production of its two distinct product lines which will be sold under the Royal Hawaiian Orchards brand name.  The product lines consist of five seasoned macadamias and seven nut and dried fruit clusters, each sold in stand-up bags and positioned as a “better for you” snack.  Unlike most competitive offerings, our products do not contain artificial ingredients, are gluten free, non-GMO and are cholesterol free.  Initial selling efforts will begin in November.  An e-commerce website, www.royalhawaiianorchards.com has been developed enabling customers to purchase a variety box of the macadamia nut products and Royal Hawaiian Orchards apparel.  If the product launch and marketing efforts are successful and require a greater supply of nuts, the other short-term contracts with Mauna Loa will expire at the end of 2013 and 2014. If they are not renewed, the amount of nuts covered by the contract which have previously been sold to Mauna Loa (approximately 14 million pounds of wet-in-shell nuts (equating to approximately 3 million pounds of kernel after processing)) would be available for use by the Partnership. The Partnership intends to pursue bulk kernel sales on an opportunistic basis to the extent prices remain strong and excess kernel is available.

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

(b)         There have been no changes to internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter and nine months ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: November 14, 2012	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Bruce R. Clarke
Bruce R. Clarke
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

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Macadamia Orchards, L.P. for the quarter and nine months ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.