Form 10-K
period 2012-12-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2013-03-27
CIK 792161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-9145

ROYAL HAWAIIAN ORCHARDS, L.P.

(Formerly known as ML Macadamia Orchards, L.P.)

(Exact Name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

688 Kinoole Street, Suite 121, HILO, HAWAII	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (808) 969-8057

Registrant’s website:  www.royalhawaiianorchards.com

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing
Class A Limited Partners’ Interests	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐ No ☒

As of March 20, 2013, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $11,977,320 (based on the closing price on that date of $3.95 per Unit).

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases and in oral and written statements made by or with the approval of us that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per Unit, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Partnership, its wholly owned subsidiary or its Managing Partner or the Board of Directors of its Managing Partner, including those relating to regulatory actions, business plans, products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” sections contained herein.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to: changing interpretations of generally accepted accounting principles; outcomes of litigation, claims, inquiries or investigations; world market conditions relating to macadamia nuts; the weather and local conditions in Hawaii affecting macadamia nut production; legislation or regulatory environments, requirements or changes adversely affecting the businesses in which the Partnership is engaged; statements about industry trends; general economic conditions; geopolitical events and regulatory changes; ability to retain and attract skilled employees; our success at managing the risks involved in the foregoing items; our success in finding purchasers for our macadamia nut production at acceptable prices; increasing competition in the snack food market; the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers and distributors; the market acceptance of our products in the branded segment; and the availability and cost of raw materials.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I

Item 1.  BUSINESS OF THE PARTNERSHIP

General Description of the Business

Royal Hawaiian Orchards, L.P. (the Partnership) is a master limited partnership, organized under the laws of the State of Delaware in 1986. On October 1, 2012, the Partnership changed its name from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. and its Managing General Partner changed its name from ML Resources, Inc. to Royal Hawaiian Resources, Inc., effective September 20, 2012.  The changes were made to better brand and position the Partnership.  The Partnership is engaged in the business of growing and farming macadamia nuts in the State of Hawaii. Beginning in 2013, the Partnership intends to begin having third parties process some of its macadamia nuts into kernel.  In addition to selling the kernel to Royal Hawaiian Macadamia Nut, Inc. (“Royal”) its wholly-owned subsidiary, the Partnership plans to directly sell bulk kernel to outside parties.  A large portion of the kernel sold to Royal will be used by it for manufacture and sale of its branded products in Hawaii and the U.S. mainland. The Partnership believes that it is one of the world’s largest growers of macadamia nuts.

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

The Partnership commenced operations in June 1986, following its acquisition of 2,423 tree acres of macadamia nut orchards from subsidiaries of C. Brewer and Company, Ltd. (“CBCL”).  In December 1986 and October 1989, the Partnership acquired 266 and 1,260 additional tree acres of macadamia nut orchards, respectively, from subsidiaries of CBCL.  In September 1991 the Partnership acquired 78 tree acres of macadamia nut orchards from CBCL.  On May 1, 2000, the Partnership acquired 142 tree acres of macadamia nut orchards and its macadamia farming operations from subsidiaries of CBCL.  In April 2006, the Partnership acquired approximately 21 tree acres of macadamia nut orchards from J. W. A. Buyers.  On August 1, 2010, the Partnership acquired approximately 880 tree acres of macadamia nut orchards, land, irrigation equipment and other assets used in connection with macadamia nut farming from International Air Service Co., Ltd. (“IASCO”).  Prior to the acquisition these orchards were farmed under contract by the Partnership.  On February 4, 2011, the Partnership purchased 26 tree acres of macadamia orchards from Keaukaha Properties, LLC.  These orchards were previously leased by the Partnership.

The Partnership’s farming operations consist of farming contracts, farming equipment, vehicles, a husking plant, irrigation wells, office buildings, garages and warehouses, office furniture and equipment and material inventories related to macadamia farming.  The Partnership’s farming assets and operations are located on the island of Hawaii. Royal’s operations are based in California and consist of two employees and inventories of finished goods, macadamia kernel, dried fruits, other ingredients and packaging materials relating to the manufacture of its branded products. Inventories are stored at public warehouses and the manufacturing of branded products is performed under contract by third party co-packers.  On February 6, 2013, Royal executed an office lease for a 1,017 square feet office for Royal’s staff in Dana Point, California, effective April 1, 2013.  See Note 18 in the Notes to Consolidated Financial Statements filed herewith.

The Partnership is managed by its general partner, Royal Hawaiian Resources, Inc. (“RHR” or the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.

From the Partnership’s inception in 1986 through 2006 and commencing again in 2010, Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) was the Partnership’s sole customer. In 2011 the Partnership sold all of its production to Mauna Loa under one nut purchase contract which expired on December 31, 2011, and two lease agreements and one license agreement covering the production from the IASCO orchards, which expire at various dates through 2080.  On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replaced the nut purchase contract which expired on December 31, 2011 and are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards.  For further information on nut purchase contracts, see “BUSINESS OF THE PARTNERSHIP, Owned-Orchard Segment, Nut Purchase Contracts,” and “RISK FACTORS, Dependence Upon Single Nut Purchaser.”

The Partnership did not renew the nut purchase contract which expired on December 31, 2012 and has advised Mauna Loa that it does not intend to renew the nut purchase contract expiring on December 31, 2013, as it was unable to obtain terms which were satisfactory to the Partnership.  Instead, the Partnership intends to have the production which was covered by the contract which has expired processed into kernel and marketed by the Partnership in branded and bulk forms.  The Partnership has contracted with Buderim Macadamias of Hawaii, LLC (“MacFarms”) to process between 1.5 and 7.0 million pounds of nut-in-shell to kernel in 2013 as elected by the Partnership and is assessing several other nut processing alternatives, which are discussed below. The Partnership has not determined which alternative it intends to pursue beyond 2013.

Under its current short-term nut purchase contracts with Mauna Loa, the Partnership contends that it holds an option to require Mauna Loa to use commercially reasonable efforts to process the Partnership’s production covered by a contract at a fee equal to Mauna Loa’s cost for a period of two years after a contract terminates. Mauna Loa has refused to process the Partnership’s nuts into kernel under this provision of the contracts.  Accordingly, because of Mauna Loa’s position, this processing alternative is not available to the Partnership at this time.  MacFarms has the open capacity to process the Partnership’s available production in 2013 and 2014.  MacFarms capacity to handle the fall 2014 crop would require that they increase their operations to two shifts.  MacFarms capacity could potentially be expanded to process the nuts that may be available in 2015 through some additional capital investment.  At this time the Partnership does not have any agreement with MacFarms to process nuts in 2014 or 2015.  A third alternative which is under evaluation is to husk and dry the Partnership’s nuts in Hawaii and then send the dried nuts offshore for processing. This alternative would require an estimated investment of between $1.5 and $2.5 million over three years for husking facility improvements and drying and storage facilities.  It is unclear whether this alternative will be cost effective.

Another alternative would be for the Partnership to buy or build a processing facility.  There are presently no macadamia processing facilities in Hawaii that are available for sale. The current Mauna Loa facility is best suited to accommodate the Partnership’s production since it has the necessary capacity and is effective in dealing with the Partnership’s mechanically harvested production.  Management estimates that the cost to build a new facility to process the Partnership’s production would be between $10 and $12 million and would take between two and three years to construct. If this alternative is selected, the Partnership might seek to fund the construction or acquisition of its own processing facility with a combination of equity and long-term debt in order to retain sufficient proceeds to utilize for the other initiatives outlined below.

As discussed below, Management of the Partnership has developed a comprehensive sales strategy to directly market its nut production as it becomes available from expiring contracts. Initial production of branded products by co-packers began in late 2012.  Demand for macadamia nuts is strong at the present time and global supply is constrained resulting in macadamia nut prices being at historically high levels and substantially exceeding those being paid by Mauna Loa under the nut purchase contracts.

Until recently, the Partnership Agreement only permitted the Partnership to farm and sell nuts from its own macadamia orchards, in addition to farming orchards owned by others.  An Amendment to the Partnership Agreement adopted in March 2008 now permits the Partnership to process as well as market its macadamia nuts for sale to third parties.

Development of Branded Product

From its inception until the third quarter of 2012, the Partnership was engaged solely in the business of agricultural production of macadamia nuts but not their processing and marketing.  It has been subject to market price risk for macadamia nuts except to the extent that it has been able to mitigate that risk by entering into fixed price contracts, such as three of the existing contracts with Mauna Loa.  In periods of declining prices these fixed price contracts can provide protection.  However, in times when market prices are rising or are high, as is the current case, these contracts can potentially deprive the Partnership of additional potential revenue that it might be able to obtain if it were to sell its nuts at current spot market prices.  In order to mitigate the risk of fluctuating market prices of macadamia nuts and at the same time expand its business activities into processing and marketing macadamia nut products for ultimate retail sale, the Partnership is executing a vertical integration strategy.  Beginning in 2013, production from the expired nut purchase contract is being processed into macadamia kernel by MacFarms and sold to Royal, the Partnership’s wholly owned subsidiary.  As part of this strategy, the Partnership has developed two product lines of better for you macadamia snacks being sold under the brand name “Royal Hawaiian Orchards ®.”  One product line consists of five savory flavors of roasted macadamia nuts sold in attractive five ounce stand-up bags.  The flavors are Sea Salt, Hawaiian Barbecue, Wasabi Soy, Maui Onion and Salt and Black Pepper.  The second line consists of seven flavors of dried fruit and nut cluster pieces, bound by brown rice syrup, and is sold in four ounce stand-up bags.  The dried fruits include mango, banana, papaya, lime, pomegranate, passion fruit, guava, blueberries and Kona coffee. The products contain no artificial ingredients, are non-GMO, are gluten free, and have no sulfites.  This strategy capitalizes on consumers’ views of nuts as an upscale healthy snack which can be sold at prices above traditional mass marketed products.  Early reaction from retailers has been positive and if it aggressively rolls out its sales strategy the Partnership expects to have products in retail distribution in approximately 5,000 stores in Hawaii and the Western US by the end of 2013.  The Partnership intends to pursue this strategy over the next several years subject to the availability of funds and the measure of success that it experiences.  Royal’s e-commerce website, www.royalhawaiianorchards.com enables customers to purchase variety boxes of macadamia nut products.

Historically, as market prices for nuts have varied, the price the processor pays to the farmer for nuts has also fluctuated.  The market price paid for nuts at any given time may or may not cover the costs of the farmer to farm and maintain his orchards.  Because macadamia nut trees, once mature, produce over a long-term basis, trees must still be maintained so they do not succumb to disease, pests or other maladies even in the event that production costs in any one year are not covered by the market price.  Accordingly, farmers are subject to market price fluctuations with potential losses in low price environments.  On the other hand, companies who produce macadamia nut products that are ultimately sold at retail generally have been able to maintain their margins passing on the price increases or reductions to the farmer or the consumer.  By pursuing a branded product strategy and continuing to farm macadamia nuts, the Partnership believes that it may have a pricing advantage since it is able to produce nuts from its own orchards at a relatively fixed and currently favorable cost and does not have to compete to purchase nuts from third parties.  Furthermore, the Partnership believes that even if wholesale market prices for macadamia nuts were to decline below the Partnership’s actual production costs, with a successful branded strategy it would be better positioned to profitably sell the nuts as branded products.  This would mitigate the Partnership’s exposure to fluctuating market prices.  The Partnership has never before pursued sales of kernels or macadamia nut products on this basis and this will be a new business for it.  On January 1, 2012, the Partnership hired an Executive Vice President of Sales and Marketing to develop the brand, initial product offerings and sales and marketing strategies. Management will need to recruit additional employees with logistics, customer service and sales experience to support the branded products business. There is no assurance that this effort will be successful or that the Partnership will receive a return on its investment but the Partnership believes that the initial reaction to the products has been extremely positive.  To fully roll out its sales strategy in 2013, the Partnership may require additional funds to support this effort.

As a separate part of an earlier branded product strategy, Royal, in conjunction with another marketing company, also developed a small line of retail products which was presented to distributors and retailers for distribution in Europe under the “Ono Ono” brand.  This agreement and effort was terminated effective December 31, 2012 to allow the company to better focus on its Royal Hawaiian Orchards product lines.

Financial Information about Industry Segments

Information concerning industry segments is set forth in Note 4 to the Consolidated Financial Statements filed herewith.

Owned-Orchard Segment

The Partnership grows and farms macadamia nuts on 5,070 tree acres of orchards it owns and leases. In 2012, the Partnership sold all of the macadamia nuts from its orchards to Mauna Loa under various forms of nut purchase contracts (including leases and licenses).  Production from the non-IASCO orchards is estimated to be between 19 and 22 million pounds wet-in-shell each year.  Production from the IASCO orchards is estimated to be between 5 and 6 million pounds wet-in-shell.

In 2013, one third of the Partnership’s macadamia nut production from the non-IASCO orchards (approximately 6.5 million pounds wet-in-shell) is intended to be used by the Partnership for its branded products segment.  The remaining production from all of the Partnership’s orchards is expected to be sold to Mauna Loa under the various unexpired nut purchase contracts.

Nut Purchase Contracts.  Nut purchase contracts require the buyer to purchase and a seller to sell a quantity of macadamia nuts.  Transfer of ownership for the nuts from the Partnership to Mauna Loa is at the time of delivery to Mauna Loa’s processing plant.  Nuts from the field are weighed after they are husked, which leaves the nut still in its hard shell, referred to as wet-in-shell (“WIS”).  Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The license agreement expires in 2029 and the two lease agreements expire in 2078 and 2080, respectively.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest volume fancy and choice products sold in Hawaii during the month of delivery, and the USDA reported price of WIS Hawaii macadamia nuts for the period of delivery.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties.  In 2012 the Partnership recorded additional nut revenue of $34,000 on the production from the IASCO orchards delivered in 2011.  Including the additional revenue recorded in 2012, the average nut price received by the Partnership for nuts produced from the IASCO orchards in 2011 was $0.76 per wet-in-shell pound. The average price received by the Partnership for nuts produced from the IASCO orchards in 2012 was $0.79 per wet-in-shell pound. The price adjustment for 2012 production from the IASCO orchards will be calculated in the second quarter 2013 when the final USDA price of macadamia nuts is published.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replaced the addendum to the 2006 nut purchase contract executed in December 2009, which expired on December 31, 2011.  The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. On December 31, 2012 the one year contract expired.  Orchard to orchard and year to year, WIS nuts have varying moisture and saleable kernel contents.  The nut purchase contracts require adjustments to a standard wet-in-shell moisture of 20% and a standard saleable kernel / dry-in-shell ratio of 30% (“WIS SK/DIS”) to the delivered field pounds to determine the pounds for which the Partnership is paid.  If the moisture content is above the 20% standard, then the pounds of nuts paid for will be less than the pounds actually delivered.  Conversely, if the moisture content is below the 20% standard, then the pounds of nuts paid for will be greater than the pounds of nuts actually delivered.  If the saleable kernel / dry-in-shell recovery is above the 30% standard, then the number of pounds paid for will be greater than the actual pounds delivered.  Conversely, if the saleable kernel / dry-in-shell recovery is below the 30% standard, then the number of pounds paid for will be less than the actual pounds delivered.  For nuts sold to Mauna Loa in 2012 under this contract, the average moisture content was 21.3% and saleable kernel/dry-in-shell was 25.1%.

Under these contracts, the Partnership is paid $0.77 based on the adjusted pounds, WIS @ 20% SK/DIS at 30%.  To the extent the Partnership delivers unhusked nuts, a $0.055 per wet-in-shell pound husking charge will be assessed by Mauna Loa.  The Partnership did not renew the one year contract that expired on December 31, 2012.  The Partnership will have the related production processed into kernel in 2013 which it intends to sell to Royal to be marketed in branded and bulk forms.

In order to provide for the processing of nuts covered by the contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with MacFarms, under which MacFarms will process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013 with the specific volume being determined by the Partnership.  Under the Agreement with MacFarms, the Partnership will pay MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced.  MacFarms will provide processing services with the Partnership retaining ownership of the nuts for future sale.

In 2011 and 2010 the Partnership sold its entire macadamia nut production to Mauna Loa under an Addendum to the 2006 nut purchase agreement executed in December 2009 (the “Addendum”) and two lease agreements and one license agreement which it acquired in the August 1, 2010 acquisition of the IASCO orchards.  The Addendum provided for a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.  In the first quarter 2011 Mauna Loa agreed to an incremental increase of $0.10 per pound WIS SK/DIS for nuts produced, up to 600,000 wet-in-shell pounds, from certain orchards in Keaau and Ka’u with lower nut densities.  The additional $0.10 per pound helped offset additional harvest costs incurred for nuts harvested from orchards with lower nut densities.  In the first quarter 2011, 273,000 wet-in-shell pounds harvested from the orchards subject to this additional payment produced 203,000 contract pounds at a nut purchase price of $0.83 per adjusted WIS pound.  The additional $0.10 per pound resulted in $20,300 additional revenue above the revenue generated by the standard contract purchase price.

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central/South America.  For the 2012 crop, Hawaii supplied 14% of the world crop, and Australia, the world’s largest producer, supplied 32%.  In 2013, South Africa is expected to surpass Australia as the world’s largest macadamia producer.  In 2012, the Partnership supplied about 63% of the Hawaii crop from orchards it owns or leases.  The orchards it farms for others supplied about 8% of the Hawaii crop.  All of the Partnership’s production has historically only been sold to Hawaii processors as shipping the crop to processors outside of Hawaii has not been required.  The processors have the ability to purchase nuts from other local farmers and kernel from local and foreign processors to satisfy their requirements.  Nuts that are not purchased by the local processors would need to be processed into kernel for future sale or sold to a foreign buyer.

Macadamia Farming Segment

The Partnership farms 5,070 tree acres of macadamia orchards, which it owns or leases, as well as macadamia orchards owned by other growers (approximately 1,100 tree acres after July 31, 2010, and 1,980 tree acres prior to August 1, 2010) under farming contracts.

All orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership currently provides services under eleven farming contracts.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs, collect a pro-rata share of indirect costs and overhead, and charge a fee for these services, either as a fixed fee per acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.  Approximately 115 acres are farmed under year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016, and contracts for approximately 280 acres expire June 30, 2033.  Each owner is responsible for the sale of the nuts from their orchards and the Partnership will arrange for the nuts to be delivered to the purchaser of the nuts at the owner’s cost.

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

Shelling.  Beginning January 1, 2013, the Partnership is having approximately 7 million pounds of wet-in-shell nuts processed into macadamia nut kernel for use in its branded products or for bulk sale.  This production is expected to produce 1.1 million pounds of kernel in 2013 and another 300,000 pounds in early 2014.  Nut processing is currently being performed by MacFarms, but the Partnership is also testing the economics and feasibility of drying a small quantity of nuts in Hawaii and sending them offshore for processing.  For offshore processing, additional drying and husking improvements would need to be constructed in 2013 and 2014 at an estimated cost of $1.5-$3.0 million.  If the further test results are not compelling, the Partnership intends to work with MacFarms to extend the nut processing agreement through 2014 and expand their capacity when necessary.  The Partnership is also assessing the cost and feasibility of constructing its own nut processing facilities in Hawaii.  Management intends to have a long-term nut processing strategy in place no later than December 31, 2013.

Branded Products Segment

In the third quarter 2012, the Partnership established the branded products segment which derives its revenues from the sale of branded macadamia nut products reported under Royal.  For further information see “BUSINESS OF THE PARTNERSHIP, Development of Branded Product.”

Co-packers.  Royal has contracted with third party co-packers in California to manufacture the Royal Hawaiian Orchards branded products.  The co-packers have substantial experience in producing products of these types.

Customers.  Currently Royal’s sales executive and food brokers market the retail products to wholesale customers and to consumers through its e-commerce site.  The food brokers represent multiple manufacturers and are paid a percentage of sales.  Royal’s customers are mainly wholesale distributors, natural food and grocery stores and specialty retailers who purchase the products under payment terms approved by Royal based on their credit worthiness.  Royal’s wholesale customers then resell the macadamia nut products to end-consumers in retail outlets in the United States.  Initial acceptance of the products by Hawaii and U.S. mainland retailers has been extremely positive and sales have exceeded management’s expectations.

Marketing Strategy.  Royal’s marketing strategy focuses on building brand awareness for its brand and line of better for you macadamia snacks using social media.  It has launched a combination website and integrated e-commerce store at www.royalhawaiianorchards.com.  Royal has also launched Facebook and Twitter accounts and is employing several strategies to build its consumer base.  Two key strategies are the recruitment of brand ambassadors who will communicate the benefits of Royal’s products to their fans.  Dana Vollmer, Olympic gold medal swimmer and Alana Blanchard, professional surfer are two ambassadors representing Royal as independent part-time ambassadors.  The second strategy is sponsorship of healthy lifestyle events such as the Honolulu Marathon where the Company can connect directly with potential target consumers and create content it will use to build its following on social media.

Product Distribution.  A product distribution network is being developed to support sales growth and provide superior customer service in an efficient manner.  Royal distributes its products either directly from the manufacturer or through a third party distribution center and primarily uses common carriers to deliver products from these distribution points to our customers.

Raw Materials.  Macadamia nut kernels are the most significant raw material used to produce Royal’s products.  In 2012, purchased kernel was used for production of branded products since the Partnership’s production was all committed to Mauna Loa during 2012.  The average price paid was $7.47 per kernel pound.  In 2013, approximately 6.5 million WIS pounds will be available to Royal from the expired nut purchase contract, which will equate to approximately 1 million pounds of kernel in 2013 after processing and another 300,000 pounds in early 2014.  The Partnership expects to be able to produce kernel at a cost of approximately $4.00 per pound.  Other ingredients and packaging are purchased directly from third parties or provided by Royal’s co-packers.

Competition.  The snack food market is highly competitive.  Royal’s products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than the Partnership.

Pricing.  Royal launched its products in late 2012 using kernels purchased at a relatively high cost versus the Partnership’s internal cost of producing macadamia kernel.  The savory line is priced at $5.99 retail for five ounces and the fruit nut cluster products typically retail at $4.99 for four ounces.

Ono Ono Product

In 2011 and 2012, in partnership with Western Export Services, Inc. (“WES”), Royal developed a small line of three retail products under the Ono Ono ® brand name for distribution in Europe and Asia.  The products had limited success and Royal terminated the relationship effective December 31, 2012 so that Royal could better focus on the Royal Hawaiian Orchards brand.  As part of the termination agreement WES purchased all the finished goods and packaging from Royal and WES retained the brand name and all trademarks associated with the Ono Ono ® product line.

Loan Agreement

On August 4, 2010 the Partnership and the Managing Partner entered into a Fourth Amended and Restated Credit Agreement with American AgCredit, PCA (as amended, the “Credit Agreement”).  The Credit Agreement originally provided a revolving credit facility of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012.  On March 7, 2011, the Credit Agreement was amended to maintain the revolving credit facility at $5.0 million through July 13, 2012.  On July 12, 2012, the Partnership and American AgCredit, PCA executed the Fifth Amendment to Revolving Promissory Note and Second Amendment to Fourth Amended and Restated Credit Agreement which extended the maturity date of its $5.0 million revolving credit facility from July 13, 2012 to May 1, 2014.  All other terms and conditions of the revolving credit facility and the term loan under such credit agreement as well as the collateral securing the indebtedness remain unchanged.  The Partnership had $2.4 million outstanding on the revolving credit facility as of December 31, 2012 and 2011, which the Partnership paid off in March 2013 and February 2012, respectively.  The Partnership intends to utilize the revolving credit facility as required. Advances under the revolving credit facility bear interest at the base rate of 4.0% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher, unless the Partnership elects to convert the rate to a fixed rate in accordance with the provisions of the Credit Agreement.  The Partnership is also required to pay a facility fee of 0.30% to 0.375% per annum, depending upon certain financial ratios on the daily unused portion of its revolving credit facility.  At December 31, 2012 and 2011, interest at the base rate on revolving advances was 4.25% per annum.

The Credit Agreement also provided the Partnership a 10-year $10.5 million term loan.  The term loan matures on July 1, 2020, requires equal monthly payments of principal over the term plus interest at 6.5% per annum.  The proceeds of this loan were used by the Partnership on August 6, 2010 for the acquisition of the real property and assets used in connection with the macadamia nut farming operations of IASCO.  (see Note 17 in the Notes to Consolidated Financial Statements filed herewith).  The Partnership had $7.9 million and $8.9 million outstanding on the term loan as of December 31, 2012 and 2011, respectively.

The revolving credit facility and the $10.5 million term loan are secured by all personal and real property owned by the Partnership.  Subject to certain exceptions, the Credit Agreement restricts the Partnership’s ability to change its capital structure, to make certain investments, loans or advances, to incur indebtedness, create liens, sell assets, or take certain other actions.  The Partnership is also prohibited from making any payments or other distributions in respect of any Partnership interest in the Partnership or to acquire a Partnership interest or to make any payments or contributions to any partner except in exchange for reasonably equivalent value.  The Partnership’s minimum tangible net worth is required to be $41.0 million increased dollar for dollar by the amount of positive consolidated net income of the Partnership after January 1, 2010.  The Partnership is required to have consolidated trailing twelve month EBITDA of not less than $1.5 million at the end of each quarter commencing as of June 30, 2010. The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2012 and 2011. The Partnership was also in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant.  On March 7, 2011, the lender provided a waiver to the loan covenant for the quarter ending December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.

Acquisition of IASCO Orchards

Effective August 1, 2010, the Partnership acquired from IASCO, a major farming contract customer, certain real property and assets used in connection with the macadamia nut farming operations on the property, for $12.5 million.  The real property consists of approximately 4,843 acres of land in the Ka’u district which includes approximately 1,100 tree acres of macadamia orchards, of which 880 acres are actively farmed, approximately 2,750 acres of undeveloped lava rock land and other miscellaneous property.  The purchase also includes a well site, related pumps and engines, and in-field irrigation system for approximately 80% of the macadamia orchards.  As a result of the purchase, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the orchards must be sold to and are required to be purchased by Mauna Loa Macadamia Nut Corporation. The agreements are long term agreements which expire in various dates through 2080.  Prior to the acquisition of the orchards from IASCO, the Partnership provided farming services for these orchards under standard nut farming agreements. The annual farming services provided to IASCO generated approximately 50% to 55% of the Partnership’s total annual contract farming revenue.

The asset purchase agreement with IASCO included a three year option allowing IASCO to reacquire the 2,750 acres of undeveloped lava rock land for $1.0 million.  If the parcel was reacquired and sold by IASCO the first $500,000 in excess of $1.0 million exercise price was to be retained by IASCO, with any amount in excess of $1.5 million being split equally between IASCO and the Partnership.  If the option was sold by IASCO, it was to receive the first $500,000 from such sale and the balance would be split equally between IASCO and the Partnership.

On March 8, 2013, the Partnership sold the option parcel directly to a third party for $1.215 million and received net proceeds of $1.07 million after payment of closing costs, subdivision costs and a $10,000 fee to IASCO for cancellation of the option.  The proceeds will be used to cover operating expenses.  A gain of $70,000 was recorded on the sale.

Employees

As of December 31, 2012, the Partnership employed 284 people, 203 of which were seasonal employees.  Of the total, 23 are in farming supervision and management, 249 in production, maintenance and agricultural operations, and 12 in accounting and administration.

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

Taxation

The Partnership has a grandfathered tax status which allows it to be treated as a partnership for tax purposes, even though it is publically traded, provided that it pays a 3.5% federal tax on gross income from the active conduct of the trade and business of the Partnership.  The Partnership will cease to be treated as partnership for tax purposes if the Partnership engages in a substantially new line of business.  Businesses conducted through a wholly-owned corporate subsidiary of the Partnership are not deemed to be a new line of business for tax purposes.  Accordingly, the Partnership is conducting the marketing and sale of branded products through its wholly-owned corporate subsidiary, Royal.  At this time the Partnership intends to seek to maintain its status as being taxed as a partnership under the above-referenced provisions.

Item 1A.  Risk Factors

Before deciding to purchase, hold or sell our units, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Annual Report on Form 10-K.

Dependence Upon Single Nut Purchaser.  From 1986 through 2006 and from 2010 through 2012, the Partnership has relied upon a single customer, Mauna Loa, to purchase all of the nuts that it produces under various nut purchase agreements, which require the Partnership to sell and Mauna Loa to buy all of the Partnership’s production of macadamia nuts at various prices. In 2013, Mauna Loa is still the only outside purchaser, although the Partnership intends to sell the nut production that was covered by the nut purchase agreement with Mauna Loa that expired in 2012 to Royal, its subsidiary; any disruption of that relationship could significantly adversely affect the Partnership if it was not able to find alternative purchasers at comparable prices for its nut production.  See “BUSINESS OF THE PARTNERSHIP, Owned-Orchard Segment, Nut Purchase Contracts.” The Partnership relies on Mauna Loa’s timely performance and payment under the nut purchase agreements for all of its revenues from the sale of nuts.  The Partnership believes that a material portion of the sales of macadamia nut products by Mauna Loa are to one large customer with multiple retail stores and therefore the Partnership believes that Mauna Loa also relies on that customer for such sales.  If the buyer breached its obligation to pay for the macadamia nuts delivered, the Partnership would suffer substantial financial difficulty since its major source of revenue will have ceased. The Partnership would need to seek another buyer for all or some of the nuts. Although given current market conditions the Partnership believes it could find other buyers for its nuts, there could be delays or disruption in sales depending upon the available processing capacity and purchasing commitments of various buyers.

We are subject to risks relating to fixed price and market price nut purchase agreements.  There are three long-term agreements requiring the purchase of nuts from the IASCO Orchards.  They expire in 2029, 2078 and 2080 and provide for market determined prices. Effective January 1, 2012, three nut purchase contracts covered all of the Partnership’s production, other than the IASCO orchards, and provided for a fixed price. Approximately one third of the non-IASCO production is covered by a one year agreement, one third by a two year agreement and one third by a three year agreement, each at a fixed price.  On December 31, 2012 the one year agreement expired. Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise or may find that the spot price for nuts materially exceeds this fixed price, but they provide protection against adverse decline in market prices. On the other hand, a market price mechanism subjects the Partnership to the risk of a decline in world macadamia nut prices, which may or may not result in a price which covers the Partnership’s cost of production. For further information see “BUSINESS OF THE PARTNERSHIP, Owned-Orchard Segment Nut Purchase Contracts.”

Our nut purchase agreements with Mauna Loa may not be renewed. The Partnership’s one year term nut purchase contract with Mauna Loa expired on December 31, 2012 and the Partnership has advised Mauna Loa that it will not be renewing the two year contract which will expire on December 31, 2013, as it was unable to obtain terms which were satisfactory to the Partnership.  As a result, the Partnership will have to obtain replacement buyers for approximately 6.5 million pounds of wet-in-shell (“WIS”) nuts in 2013 and approximately 13 million WIS pounds in 2014.  Additionally, if the Partnership does not renew the contract expiring on December 31, 2014, then the Partnership will have to obtain replacement buyers for approximately 19.5 million WIS pounds in 2015.  The Partnership intends to sell the nuts to other buyers and/or engage third parties to process the nuts for the Partnership, for its sale after processing, including kernel sales and sales of finished products. The Partnership believes that given the current market prices for macadamia nuts it will be able to sell or find replacement buyers for any nut production that ceases to continue to be subject to a nut purchase contract.  However, there is no assurance of the creditworthiness of new customers and their ability to pay for nuts delivered.  Also, if the replacement buyers require shipment of nuts outside of Hawaii, the Partnership would incur transportation costs which could increase cost of sales, and adversely affect the Partnership’s profitability.  Further, the Partnership estimates that selling to replacement buyers will delay cash collection by approximately two months, which may create the need for short term borrowings.  If the Partnership is unable to secure buyers for the nuts from the expiring contracts, sales would decrease and adversely impact the Partnership’s results of operation and financial condition.

Mauna Loa has alleged that the Partnership did not negotiate the renewal of the one year and two year nut purchase contracts in good faith, and that the Partnership had not provided forecasted delivery information in the same formats and details as previous years.  In January 2013 management of the Partnership addressed these allegations with Hershey’s, Mauna Loa’s parent company.  Management believes that these issues have been reasonably responded to.  There is, however, a risk that Hershey’s could delay payments or retaliate in some form even though the Partnership is the sole major supplier of nuts to Mauna Loa and management believes that it would be self-destructive for them to do anything that would disrupt their supply.

Risks of alternative processing options.  Under the three short-term contracts, one of which expired on December 31, 2012, it is the Partnership’s position that Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to process the Partnership’s available production covered by such contract at a fee equal to Mauna Loa’s cost for a period of two years after a contract is not renewed.  Mauna Loa has refused to process the Partnership’s nuts into kernel under this provision of the agreements.  In order to mitigate any damages and to provide for the processing of nuts covered by the contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with MacFarms, under which MacFarms will process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013, as elected by the Partnership.  This is only a short term solution for nut processing.  The Partnership believes it will be able to extend the term of the MacFarms agreement or engage other third parties to process its nuts.  However, there is no assurance that the Partnership will be able to contract for the timely processing of nuts with an acceptable quality and cost.  All of the Partnership’s production has historically only been sold to Hawaii processors as shipping the crop to processors outside of Hawaii has not been required nor cost effective.  The local processors have the ability to purchase nuts from other local farmers and kernel from local and foreign processors to satisfy their requirements.  Nuts that are not purchased by the local processors would need to be processed into kernel for future sale or sold to a foreign buyer.  This was the case in 2007 and 2008 when the Partnership was not able to sell all of its production and had unsold nuts held in inventory and nuts it had processed into kernel, which the Partnership eventually sold or inventoried for future sale.

We may experience initial operating losses and risk unfavorable reception of new products as we seek to build our branded business.  The Partnership has commenced production through co-packers of two distinct macadamia product lines intended as national premier branded macadamia product lines targeted toward consumers in the U.S. mainland.  The development of the retail product lines and their launch involved considerable costs and the Partnership expects that this new line of business will incur significant operating losses until the products generate sufficient revenue to cover the expenses, which is not expected to occur until at least the third year of establishing this new line of business.  Furthermore, if the Partnership’s new products are not favorably received, or if the products do not receive preferred shelf space at retail, the desired sales volume would not be generated and the Partnership’s revenues, profitability and financial condition would be adversely affected.

With the development of these new lines, the Partnership entered into several agreements.  Most agreements including those with co-packers allow for mutual termination with limited exposure.  The Partnership will be liable for continued lease payments for a 1,017 square foot office lease in California, should it decide to exit the product lines.  However, the lease agreement provides for assignments and subletting, which may limit its exposure.  The term of the lease is five years commencing on April 1, 2013 and should sufficiently meet the Partnership’s need for the next five years.

We will depend upon co-packers.  The Partnership will rely on co-packers to produce its products.  If the co-packers do not complete the production timely and with acceptable quality or if the products are not delivered in a timely manner, the Partnership’s customers may cancel orders or refuse to take delivery of the products, which would adversely affect sales and profitability.  Should co-packers not adequately perform or cease operations, management feels that it will be able to find suitable replacements, but cannot guarantee that it will be able to do so or that it will receive the same pricing.

Our products may face competition from competitors with greater resources.  As a branded consumer snack food marketer, the Partnership operates in a highly competitive environment. In general, competition is based on product quality, price, brand recognition and brand loyalty. The Partnership’s products will compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. We will also compete for presence on the shelf space of retail grocers, convenience stores, drug stores, mass merchandisers and club stores. As these retailers consolidate, the number of customers and potential customers declines and the purchasing power and logistics requirements of the consolidated retailers increases. The Partnership’s competitors with greater resources than the Partnership may be in a better position than the Partnership is to meet these requirements. If the Partnership cannot develop and improve our distribution and service capabilities, then the Partnership might not be able to compete effectively and may not generate or attain an acceptable level of sales.

Changes in currency exchange rates may impact financial results.  Over the past 24 months, the U.S. dollar has weakened against the Australian dollar, the other major producer of high quality macadamia nuts, which has led to decreased competition in the U.S. markets and a price advantage when exporting macadamias from the U.S.  As the company implements its vertical integration strategy over the next several years, there are no assurances that the recent improvements in currency exchange rates will not reverse.  The Partnership may be exposed to losses from sales agreements or service contracts in foreign regions.

Our business is subject to seasonal fluctuations. Because the Partnership experiences seasonal fluctuations in production from our orchards and thus sales, the Partnership’s quarterly results fluctuate and our annual performance depends largely on results from two quarters. The Partnership’s business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December. Typically, a substantial portion of the Partnership’s revenues are generated during our third and fourth quarters. The Partnership generally experiences lower revenues during our first and second quarters and may incur losses in these quarters.

The price at which we can sell our macadamia nuts may not always exceed our cost of goods sold. During 2012, under its nut sale contracts with Mauna Loa, the Partnership received between 77.0 and 78.6 cents per contract pound (as such term is defined in the relevant contract).  During 2012, costs of goods sold of the Partnership to farm and produce these macadamia nuts, including depreciation of the trees, varied between 39.8 cents and $1.13 per contract pound or an average of approximately 63 cents per contract pound.  At this time, in some orchards the cost of goods sold exceeded the price at which the Partnership sold the nuts while in other orchards, the cost of goods sold was substantially lower than the price at which the Partnership sold the nuts.  If contracts with Mauna Loa expire and are not renewed, the Partnership will no longer have its price set and therefore will be subject to the risk of market pricing.  Macadamia orchards are required to be cultivated and farmed in order to maintain the trees even in years where the price at which the macadamia nuts could be sold do not cover the cost of goods sold in this specific orchard. In such event the Partnership could suffer losses from certain orchards and its financial performance could be adversely affected.  There is no assurance that the prices of macadamia nuts in the future will exceed the costs.

At this time, the Partnership does not have the ability to dry or process its nut production, which prevents the Partnership from being able to ship its nuts outside of Hawaii for processing. Macadamia nuts are harvested wet-in-shell and will rapidly deteriorate if they are not promptly dried. Once the nuts are husked and dried, they can be shipped to customers or processors who are not on the island of Hawaii. At this time the Partnership does not have the facilities to dry its nut production. However, as part of its vertical integration strategy, if further testing shows favorable economics and it elects to provide husking and drying facilities to enable it to sell its nuts outside of Hawaii, the Partnership would need to build drying and storage facilities and upgrade its husking facility over the next 1-3 years in stages that will allow it to dry nuts that are harvested. This would permit the Partnership the flexibility to consider purchasers for its nuts both on and off of the island of Hawaii. Limiting the Partnership’s ability to deal only with Hawaii processors to process or buy nuts could have a material adverse impact on the prices that the Partnership may be able to obtain for its nuts compared to the price it could obtain if it were able to ship the nuts outside of Hawaii. This could also subject it to the risk that there may be no financially responsible processors or buyers for its nuts in Hawaii, which is similar to what occurred in 2007 when the Partnership was not able to sell its entire production.  At this time the Partnership is solely dependent upon MacFarms to process nuts that are not being sold to Mauna Loa.

Additional regulation could increase our costs of production and the Partnership’s business could be adversely affected. As an agricultural company, we are subject to extensive government regulation, including regulation of the manner in which we cultivate and fertilize as well as process our macadamia nuts.  Additionally, as a  processor and marketer of our branded products we will be subject to additional regulation regarding the manufacturing, distribution, and labeling of our products.  There may be changes to the legal or regulatory environment, and governmental agencies and jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our financial performance.

Increased costs associated with producing the Partnership’s product such as water, electricity, fertilizer and cultivation costs could increase our expenses and impact our financial performance. The Partnership purchases water, electricity and fuel, fertilizer, pesticides, equipment and other products in order to conduct our farming operations to produce macadamia nuts.  Transportation costs, including fuel and labor, also represent a significant portion of the cost of our nuts.  These costs fluctuate significantly over time due to factors that may be out of our control, including increasing fuel prices, adverse weather conditions or natural disasters, employee strikes, increased export and import restrictions and other factors.  At this time, the Partnership is not able to pass on the increased costs of production or transportation to our sole customer.  Our business and financial performance could be negatively impacted if there are material increases in the costs incurred by us, which we cannot recover through sales of branded products.

The Partnership is subject to the risk of product liability claims. The growing and sale of food products for human consumption involves the risk of injury to consumers. This risk increases as the Partnership moves from primarily a farming operation into the marketing and sale of branded products. While we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot be sure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters.

We rely upon external financing and must comply with loan agreement restrictions.  The Partnership relies on external loan financing, currently being provided by a Credit Agreement with American Ag Credit, PCA through a revolving credit facility and a term note.  This loan contains various terms and conditions, including financial ratios, covenants and is secured by all of the real and personal property of the Partnership.  The term loan matures on July 1, 2020.  The revolving credit facility matures on May 1, 2014.  This Credit Agreement prohibits distributions to partners without the prior consent of the lender.  On multiple occasions during the last several years and as recently as the end of 2010, the Partnership has failed to comply with various covenants or financial ratios under its loan agreements, but has been able to obtain waivers or modifications of the agreement to avoid a default. If the Partnership is unable to meet the terms and conditions of its lending arrangements or is unable to obtain waivers or modifications of such lending arrangements, it could be in default under its loan agreements and the lender would be able to accelerate the obligations and realize on the collateral securing the indebtedness.  There is no assurance that the Partnership will be able to comply with its loan facilities or obtain waivers or modifications in the future to avoid a default. For further information see “BUSINESS OF THE PARTNERSHIP, Loan Agreement.”

If we fail to comply with Partnership leases, we could lose the production from certain orchards.  The Partnership leases approximately 1,922 tree acres for its orchard operations.  One of these leases, approximately 266 tree acres, has produced an average of 1.5 million WIS pounds over the past 5 years and terminates in 2019.  Two of these leases terminate in 2034, but allow the lessor to purchase the trees from the Partnership at fair market value in the year 2019.  The two leases account for 653 tree acres which have produced an average of 3 million WIS pounds over the past 5 years.  The Partnership believes that this landlord may exercise his rights to take back these orchards in 2019.  As such, the Partnership would lose approximately 919 tree acres or 17% of its production which could have a material adverse effect on the Partnership’s operations.  From time to time the Partnership has disagreements with persons who lease orchards to it regarding the Partnership’s performance under the lease agreement.  At this time a landlord who owns 356 tree acres that have been leased to the Partnership and produced approximately 900,000 field pounds in 2012, has commenced litigation claiming that the Partnership has breached the lease and therefore the landlord has a right to terminate the lease.  The Partnership has denied these allegations and is defending this claim.  See Item 3. Legal Proceedings.  If the lessor is successful in pursuing this claim, the Partnership would lose this acreage and its nut production.  This 356 tree acre lease is included in the 653 tree acre leases mentioned above.

Diseases and pests can adversely affect nut production.  Macadamia trees are susceptible to various diseases and pests which can affect the health of the trees and resultant nut production.  There are several types of fungal diseases, which can affect flower and nut development.  One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau and Mauna Kea during periods of persistent inclement weather.

Tree losses may occur due to a problem known as “Macadamia Quick Decline” (“MQD”).  Research at the University of Hawaii indicates that this affliction is due to Phytophthora capsici which is associated with high moisture and poor drainage conditions.  Both the Keaau and Mauna Kea Orchards are areas with high moisture conditions, and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 2.2% in 2012, 1.4% in 2011, and 0.7% in 2010.

Macadamia trees and production may also be affected by insects and other pests.  The Southern Green Stink Bug disfigures the mature kernel and contributes to a historical loss of nuts of 1.5%.  Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels.  An insect known as the Koa Seed Worm (“KSW”) causes fully sized nuts to fall that have not completed kernel development.  The affect of the KSW contribute to an average loss of nuts of 2.9%.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Nut damage caused by the TNB is not recorded as a defect by Mauna Loa.  However, field surveys indicate that nut losses attributed to TNB was less than 1% in 2012.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

In March 2005 a new insect pest, the Macadamia Feltid Coccid (“MFC”), Eriococcus ironsidei, was detected on macadamia trees in the South Kona area on the island of Hawaii.  The insect is originally from Australia and it has the potential to become a serious problem on macadamia nut trees and cause leaf die-back, floret drop and in severe cases possible tree death.  Surveys show that this pest is well distributed throughout the Partnership’s Ka’u orchards. Climatic conditions, particularly extremely dry weather are conducive for increased pest activity.  It has not been detected in the orchards at the wetter locations of Keaau and Mauna Kea.

As we indicated above, natural enemies are relied upon to manage insects that contribute to nut loss.  Without these natural enemies, greater losses are possible.  Pesticides may be available to manage these economic insect pests when treatment costs and nut loss justify its use, and when its use does not disrupt the natural enemy population.

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

Fires may adversely affect nut production.  The Partnership’s orchards, located in the Ka’u region, are susceptible to wildfires due to recent drought conditions.  In June and July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region.  The fire resulted in damage to irrigation pipes and approximately 24 tree acres of the Partnership’s macadamia nut orchards.

Rainstorms and floods may adversely affect nut production.  The Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to heavy rainstorms.  In November 2000, the Ka’u region was affected by flooding.  This flooding resulted in some nut loss and expected 2000 harvesting being deferred to 2001.  Since the flood in 2000, heavy rain in the Ka’u region has not produced flooding of any consequence, however heavy rain and flooding continue to be potential risks that can affect the Partnership’s nut production.

Windstorms may adversely affect nut production.  Some of the Partnership’s orchards are located in areas on the island of Hawaii that are susceptible to windstorms.  Twenty-five major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to Partnership orchards.  Most of the Partnership’s orchards are surrounded by windbreak trees, which provide limited protection.  Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.

Our insurance may not be sufficient to reimburse us for crop losses.  The Partnership obtains tree insurance each year under a federally subsidized program.  The tree insurance for 2013 provides coverage up to a maximum of approximately $16.6 million against catastrophic loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2012-2013 crop year and provides coverage up to a maximum of approximately $14.4 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies. There is no assurance that such insurance will cover all losses incurred by the Partnership or that such insurance will be available or purchased in the same amount in future periods.

Risk of active volcanoes.  The Partnership’s orchards are located on the island of Hawaii, where there are two active volcanoes.  To date, no lava flows from either volcano have affected or threatened the orchards.

The amount of rainfall can materially impact nut production.  The productivity of orchards depends in large part on moisture conditions.  Inadequate rainfall can reduce nut yields significantly, while excessive rain without adequate drainage can foster disease and hamper harvesting operations.  While rainfall at the orchards located in the Keaau and Mauna Kea areas has generally been adequate, the orchards located in the Ka’u area generally receive less rainfall and, as a result, a portion of the Ka’u orchards is presently irrigated.  Our current irrigation capacity can mitigate the effects of a drought, but it cannot completely protect a macadamia nut crop from the effect of a drought.

During 2012, the Ka’u, Keaau and Mauna Kea areas recorded 49%, 77% and 108%, respectively, of the normal average annual rainfall in their area of the island.

We may not always have adequate water supply to irrigate our orchards.  With the May 2000 acquisition of the farming business, the Partnership acquired an irrigation well (the “Sisal Well”), which supplies water to the Partnership’s orchards in Ka’u which were purchased in June 1986 and 1989.  On May 1, 2000, the Partnership entered into a license agreement with Mauna Kea Agribusiness Company, Inc. (“MKACI”) which allows the Partnership necessary access to maintain and operate the Sisal Well, as well as the use of roads to access, maintain and operate the Partnership’s macadamia orchards.  Annual rent for the license agreement is One Dollar.  The license agreement terminates on June 30, 2045 or earlier if the May 1, 2000 lease between the Partnership and Olson Trust is terminated by mutual consent.

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

In August 2010 the Partnership purchased the macadamia nut orchards, land and assets used in connection with macadamia nut farming operation from IASCO.  Included in the assets is an irrigation well (the “Palima Well”) that supplies water for the IASCO orchards, orchards owned by New Hawaii Macadamia Nut Co. (“NHMNC”), and trees owned by the Partnership on leased land from the State of Hawaii.  Under a prior agreement with IASCO, NHMNC received a portion of the water pumped out of the Palima Well and the Partnership, as the new owner of this well, is obligated to continue this service.  The well provides supplemental irrigation and is generally sufficient, assuming average levels of rainfall, to sustain nut production at historical norms.

If insufficient irrigation water is available to the irrigated orchards, then, based on historical average rainfall levels, diminished yields of macadamia nut production can be expected.

Risks related to Hawaii Labor Market.  The Partnership’s farming operations require a large number of workers, many on a seasonal basis.  The labor market on the island of Hawaii is very competitive and most of the Partnership’s employees are unionized under contracts which expire in May 2013.  In previous years, the Partnership has obtained the services of foreign workers, which it has discontinued.  In the event that the Partnership is not able to obtain and retain both permanent and seasonal workers to conduct its farming operations, or in the event that the Partnership are not able to maintain satisfactory relationships with its unionized workers, the Partnership’s financial results could be negatively impacted.

Risk of reliance on key personnel.  Certain key personnel are critical to the Partnership’s business.  The Partnership’s future operating results depend substantially upon the continued service of key personnel.  The Partnership’s future operating results also depend in significant part upon its ability to attract and retain qualified management, technical and support personnel.  The Partnership cannot ensure success in attracting or retaining qualified individuals. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in those positions and it may become increasingly difficult for the Partnership to hire personnel over time.  The Partnership’s financial condition and results of operations could be materially adversely affected by the loss of any key employees, by the failure of any key employee to perform in his or her current position, or by the Partnership’s inability to attract and retain skilled labor.

Risk of environmental compliance.  The Partnership uses herbicides, fertilizers and pesticides, some of which may be considered hazardous or toxic substances. Various federal, state, and local environmental laws, ordinances and regulations regulate the Partnership’s properties and its farming operations and could make the Partnership liable for costs of removing or cleaning up hazardous or toxic substances on, under, or in property that it currently owns, leases or that the Partnership previously owned or leased or upon which the Partnership currently or previously conducted farming operations.  These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances.  The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to use or sell certain real property, use it as collateral or result in fines or clean up costs.  Future environmental laws could impact the Partnership’s farming operations or increase its cost of goods.

Significant influence over the Partnership’s affairs may be exercised by certain Class “A” unit holders.  As of March 20, 2013 the Class “A” unit holders holding more than 5% of the units are Fred and Mary Wilkie Ebrahimi (approximately 51.5% beneficial ownership) and Barry W. Blank Living Trust (approximately 7.8% beneficial ownership).  Fred and Mary Wilkie Ebrahimi or the principal unit holders, if they acted in concert, would have the ability to control or block approvals that may be sought from unit holders, including modifications to the Partnership Agreement.  Also, the significant concentration of shareholding may deter persons desiring to make bids to acquire the Partnership, since they may not be able to do so without the cooperation of these principal shareholders.  In addition, if the Ebrahimis or other large unit holders were to sell a large number of our units, the market price of our units could decline significantly.  Furthermore, the perception in the public market that the Ebrahimis or other large unit holders might sell our units could depress the market price of our units, regardless of their actual plans.  Effective October 1, 2009 Bradford C. Nelson was elected as a director of the Partnership.  Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc., a company owned by Mr. Fred Ebrahimi, since January 2007 and has served as an officer and director of a group of companies in the United States of America, Europe and Asia owned by the Ebrahimi family since 2002.  Effective December 2012 Barry W. Blank was elected as a director of the Partnership.

Holders of Class “A” units of the Partnership have limited voting rights.  Unit holders have limited voting rights on matters affecting the Partnership’s business, which may have a negative effect on the price at which the Partnership’s units trade.  In particular, the unit holders do not elect the directors of the Managing Partner.  Furthermore, if unit holders are not satisfied with the performance of the directors they may find it difficult to remove any or all of the directors as the Partnership Agreement requires a vote of at least 66 2/3% of the outstanding units to remove the Managing Partner.

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

The book and tax treatment of the units have changed over the years and at this time for tax purposes the unit holder may experience higher taxable income or lower loss compared to the income determined under U.S. generally accepted accounting principles.

As a result of investing in the Partnership’s Class “A” units, a unit holder may become subject to state and local taxes and return filing requirements in the states where the Partnership owns property and conducts business.

Ownership of the Partnership’s Class “A” units raises issues for tax-exempt entities and other investors.

Operations through the Partnership’s corporate subsidiary may result in increased taxes.  The Partnership’s branded products line of business is conducted through Royal Hawaiian Macadamia Nut, Inc., a wholly owned separate, taxable corporation so that the Partnership will not be considered to be engaging in a substantial new line of business that would terminate its status as an Electing 1987 Partnership.  The Partnership’s transactions with Royal may be subject to federal, state or local taxes and any income or gain that the Partnership derives from those transactions would be included in the Partnership’s income or gain that flows through to the unit holder.  In addition, any distribution that the Partnership receives from Royal will be taxable dividends to the extent of Royal’s earnings and profits.  Conversely, losses that may be incurred by the Partnership as a result of transactions with Royal may be subject to deferral or disallowance and tax losses in Royal may not be available to offset the taxable income in the Partnership.  Because Royal is subject to federal and state income tax, Royal’s income available for distribution will be reduced by those taxes.

Available Information.  The Partnership files annual, quarterly and current reports and other information with the Commission.  These filings are available free of charge through the Partnership’s Internet website at www.royalhawaiianorchards.com or www.mlmacadamia.com as soon as reasonably practicable after the Partnership electronically files such material with, or furnishes it to, the Commission.  The Partnership’s corporate governance guidelines, board committee charters and code of conduct are also available on the website, free of charge.  Any unit holder, who so requests may obtain a printed copy of these documents from the Partnership, by contacting the Partnership at 808-969-8057, or in writing at 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720.

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

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and minimum lease rents:

		Tree		Lease	Min. Rent
Orchard	Acquired	Acres	Tenure	Expiration	per Annum
Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
"	June 1986	500	Leasehold (1)(3)	2019	$26,042
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)(4)	2019	$5,819
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)(5)	2034	$25,984
"	Oct. 1989	175	Leasehold (1)(6)	2028	$18,035
"	Oct. 1989	26	Fee simple
"	Oct. 1989	186	Leasehold (1)(6)	2031	$19,353
Mauna Kea	Oct. 1989	326	Leasehold (2)(5)	2034	$25,472
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	131	Leasehold (1)(7)	2045	$10,811
Ka’u O	July 1996	11	Leasehold (1)	Month-to-Month	($46 per month)
Ka’u 715/716	April 2006	21	Fee Simple
IASCO I	Aug. 2010	412	Fee Simple
IASCO II	Aug. 2010	468	Fee Simple
Total acres		5,070

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

(3)         Additional rental payment if USDA farm price for nuts is greater than $0.50 per pound ($521 for each $0.01)

(4)         Additional rental payment if USDA farm price for nuts is greater than $0.20 per pound ($291 for each $0.01)

(5)         Additional rental payment if USDA farm price for nuts is greater than $0.65 per pound ($392 to $400 for each $0.01)

(6)         Additional rental payment if USDA farm price for nuts is greater than $0.70 per pound ($257 to $276 for each $0.01)

(7)         Additional rental payment if USDA farm price for nuts is greater than $0.72 per pound ($138 for each $0.01)

In addition to the minimum rent, additional rental payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $47,000, $40,000 and $29,000 in 2012, 2011 and 2010, respectively. All the leases also require the Partnership to pay various expenses with respect to the leased premises.

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership.  Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.  For additional information, see “Stabilization Payments,” Footnote 4(1)(c) to the Consolidated Financial Statements filed herewith.

ITEM 3.  LEGAL PROCEEDINGS

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

The plaintiff has given the Partnership an open ended extension of the time to file a responsive pleading pending the results of settlement discussions between the parties. The Partnership produced approximately 900,000 field pounds of macadamia nuts from these leased orchards during 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S CLASS A UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Class A Depositary Units are listed for trading on the OTC (symbol = NNUTU).  There were 2,887 registered holders of Class A Depositary Units on December 31, 2012.

High and low bid prices on the OTC during the last two fiscal years are shown in the table below:

		High	Low

2012:	4th Quarter	$4.10	$3.25
	3rd Quarter	4.00	3.01
	2nd Quarter	3.48	2.63
	1st Quarter	2.80	2.44

2011:	4th Quarter	$2.68	$2.45
	3rd Quarter	2.70	2.40
	2nd Quarter	2.75	2.45
	1st Quarter	2.91	2.50

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Royal Hawailan Orchards, LP, the Russell 2000 Index, and a Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 Russell Investment Group. All rights reserved.

The peer group index is composed of the following issuers Cedar Fair LP, Plum Creek Timber Company, Pope Resources Depositary Receipts of Limited Partner Units, and Terra Nitrogen Company LP.

Restrictions on Cash Distributions

Cash distributions to partners are prohibited under the Partnership’s Credit Agreement with American AgCredit Capital Markets, unless approved by the lender.  On March 26, 2013, the Board of Directors approved a cash distribution of $0.02 per Class A unit payable on April 12, 2013 to unit holders of record as of March 29, 2013, which was approved by the lender.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per pound and per unit data

	2012	2011	2010	2009	2008
Financial:
Total revenue	$20,107	$17,994	$15,300	$16,418	$17,536
Net cash provided (used) by operating activities (1)	1,361	2,325	(212)	2,553	2,774
Income (loss) before taxes	(373)	811	(1,466)	257	117
Net income (loss)	(499)	712	(1,487)	195	68
Distributions declared	—	—	—	—	—
Total working capital	1,996	1,414	(534)	2,568	1,065
Total assets	56,341	57,043	58,159	47,131	47,647
Long-term debt, non current	6,825	7,875	8,925	375	400
Total partners’ capital	42,002	42,537	42,067	43,526	43,179
Class A limited partners’ capital	42,286	42,785	42,073	43,560	43,365

Per Class A Unit (2):
Net income (loss)	(0.07)	0.09	(0.20)	0.03	0.01
Distributions	0.00	0.00	0.00	0.00	0.00
Partners’ capital	5.60	5.67	5.61	5.81	5.78

(1)         See “Statements of Cash Flows” in the consolidated financial statements for method of calculation.

(2)         7,500,000 Class A Units were authorized, issued and outstanding for all periods presented.

The Partnership’s financial condition as of and for the years ended December 31, 2011 and 2010 is not necessarily comparable to the Partnership’s financial condition in the other years as set forth in the table above due to the acquisition of real property and assets from IASCO on August 1, 2010.  Effective as of the acquisition date, the sales of nuts grown in the IASCO orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of nuts sold.  Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass through of farming cost plus a management fee.  The contract farming revenue and cost of contract farming services relating to the IASCO orchards are eliminated as of the acquisition date.

Effective the third quarter of 2012, the Partnership has included the branded products segment in its financial reporting.  Therefore, the Partnership’s financial condition as of and for the year ended December 31, 2012 is not necessarily comparable to the Partnership’s financial condition in the other years as set forth in the table above.

See Note 7 in the Notes to Consolidated Financial Statements for the Partnership’s contractual obligations as of December 31, 2012.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

The information set forth below with respect to 2011 and 2010 is not necessarily comparable in all respects to previous financial results of the Partnership.  This inconsistency results from the acquisition of macadamia orchards and other properties from IASCO, a major farming contract customer.  Prior to the effective date of the acquisition, August 1, 2010, the Partnership farmed the IASCO orchards and received revenues from farming contracts with respect thereto.  From August 1, 2010, the Partnership ceased providing farming contract services to IASCO and farmed the macadamia orchards for its own account, including in its revenue sales of macadamia nuts produced from such orchards.  There was also a one-time impairment charge and a bargain purchase price gain resulting from such acquisition, as further discussed below. For further information concerning this transaction, see BUSINESS OF THE PARTNERSHIP, Acquisition of IASCO Orchards.

The Partnership’s financial condition at December 31, 2012 is not necessarily comparable in all respects to previous financial results of the Partnership due to the inclusion of financial results of Royal, the Partnership’s wholly owned subsidiary, effective in the third quarter of 2012. A significant amount of cash was expended in 2012 for operating expenses and inventories related to Royal.

Results of operations — 2012, 2011 and 2010

Owned-Orchard Segment - Production and Yields

Production and yield data for the eleven orchards are summarized below (expressed in field pounds):

			2012	Average Yield per Acre
Orchard	Acquired	Acreage	Production	2012	2011	2010
Keaau I	June 1986	1,467	6,847,313	4,668	4,677	4,499
Keaau II	Oct. 1989	220	572,189	2,601	2,884	3,039
Keaau Lot 10	Sept. 1991	78	264,809	3,395	3,099	3,237
Ka’u I	June 1986	956	6,613,434	6,918	6,185	4,417
Ka’u Green Shoe I	Dec. 1986	266	1,489,039	5,598	5,030	3,410
Ka’u II	Oct. 1989	714	4,194,459	5,875	4,972	4,439
Ka’u O	May 2000	142	885,127	6,233	5,481	4,137
Ka’u 715/716	Apr. 2006	21	121,500	5,786	5,387	3,158
Mauna Kea	Oct. 1989	326	864,521	2,652	3,086	4,319
IASCO I *	Aug. 2010	412	3,038,309	7,375	7,705	4,035
IASCO II *	Aug. 2010	468	2,629,325	5,618	5,779	2,184
Totals (except yields which are averages)		5,070	27,520,025	5,428	5,190	4,057

*Average yield per acre in 2010 for IASCO orchards includes only partial year production from August 1 through December 31, 2010.

The Partnership reports on a calendar year basis, though the natural crop year generally begins in August and runs through April.

Total production in 2012 was 4.6% higher than total production in 2011 and 33.8% higher than total production in 2010. Excluding production from the IASCO orchards, the production in 2012 was 6.9% higher than 2011 and 22.2% higher than 2010.  The average annual production from the IASCO orchards over the most recent ten year period is 5.1 million field pounds.  Total production in 2011 was 27.9% higher than 2010 and 27.4% higher than 2009. Significant factors affecting the crop were as follows:

1.  In Ka’u, with above average and adequate rainfall from January through May 2011 and light rains continuing through the Fall 2011, production exceeded expectations for Spring 2012.  With above average rainfall from December 2011 through March 2012, better than expected production for Fall 2012 contributed to the overall 2012 production exceeding forecast.  Dry conditions from April through October 2012, the critical kernel development period, adversely affected the quality and recovery of saleable kernels.

2. An extended flowering season at Keaau compensated for poor pollination and early season poor nut-set, which contributed to production that exceeded forecast.

3.  Above average rainfall at the Mauna Kea orchards throughout the flowering season had a negative impact on pollination and nut-set with the overall production being below the historical average.

4.     Overall, rainfall amounts and distribution during pollination/nut-set and kernel development period had the greatest impact on the 2012 nut production, kernel quality and recovery.

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

Owned-Orchard Segment - Nut Revenue

Macadamia nut revenues depend on the number of producing acres, yield per acre and the nut purchase price.  The Partnership recorded nut revenue from the IASCO orchards effective August 1, 2010, the date of the Partnership’s acquisition of these orchards.  The table below presents the comparison of revenues for the years ended December 31, 2012, 2011 and 2010.

Macadamia Nut Sales for the Year

Ended December 31, 2012, 2011, 2010

	2012			2011			2010
		Nut			Nut			Nut
	Nut	Purchase		Nut	Purchase		Nut	Purchase
	Purchase	Contract		Purchase	Contract		Purchase	Contract
	Contract	IASCO		Contract	IASCO		Contract	IASCO
	Based on	Orchards		Based on	Orchards		Based on	Orchards
	Adjusted	based on		Adjusted	based on		Adjusted	based on
	WIS	WIS	Total	WIS	WIS	Total	WIS	WIS	Total
Nuts havested (000’s pounds)	Pounds	Pounds	Production	Pounds	Pounds	Production	Pounds	Pounds	Production
WIS pounds	21,852	5,668	27,520	20,435	5,879	26,314	17,883	2,684	20,567
Adjustment for WIS @ 20% SK/DIS @ 30%	(4,287)			(4,464)			(3,493)
Adjusted WIS pounds	17,565	5,668		15,971	5,879		14,390	2,684
Nut price (per adjusted WIS pounds)	$0.7702			$0.7314			$0.7300
Nut price (per WIS pound, IASCO only)		0.7860			0.7460			0.6405
Net nut sales ($000's)	$13,529	$4,455	$17,984	$11,681	$4,386	$16,067	$10,505	$1,719	$12,224
Prior year nut revenue adjustment	—	34	34	—	58	58	4	—	4
Total nut sales ($000's)	$13,529	$4,489	$18,018	$11,681	$4,444	$16,125	$10,509	$1,719	$12,228
Price per WIS pound (Net nut sales)	$0.6191	$0.7860	$0.6535	$0.5716	$0.7460	$0.6106	$0.5874	$0.6405	$0.5945

The nut revenue reported from the IASCO orchards in 2010 is based on production for the five month period ended December 31, 2010.  The nut revenue reported from the IASCO orchards in 2012 and 2011 is based on production for the full year.

At this time, world supply of macadamia nuts is constrained and demand is high resulting in increasing prices for nuts.  Although the price paid to the Partnership for production from the IASCO Orchards (approximately 5.7 million WIS pounds in 2012) is based upon a market price formula, the vast majority of the Partnership’s nut production (approximately 22 million WIS pounds in 2012) is sold to Mauna Loa under nut purchase contracts at fixed prices that are materially lower than what the Partnership could sell nuts for now if it were not subject to those contracts.   The Partnership did not renew the nut purchase contract which expired on December 31, 2012 and has advised Mauna Loa that it does not intend to renew the nut purchase contract expiring on December 31, 2013.  The Partnership intends to sell the related production to other buyers and/or engage third parties to process the nuts for the Partnership, for its sale after processing in branded and bulk forms, thereby increasing the per unit sales prices to generate more revenue for the Partnership.

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

	Cost per Contract Pound
Orchard	2012	2011	2010
Keaau I	$0.6955	$0.7268	$0.6321
Keaau II	1.1319	0.9463	0.8877
Keaau Lot 10	0.5987	0.7084	0.6384
Ka’u I	0.6410	0.6218	0.8966
Ka’u Green Shoe I	0.5180	0.4628	0.6458
Ka’u II	0.5734	0.5816	0.6992
Ka’u O	0.5193	0.5314	0.7096
Ka’u 715/716	0.3975	0.3602	0.5609
Mauna Kea	1.1344	1.0510	0.7342
IASCO I	0.5921	0.5407	0.5423
IASCO II	0.4353	0.4226	0.4962

Actual average cost per contract pound, all orchards	$0.6267	$0.6150	$0.6949

Cost of goods sold was $1.1 million higher in 2012 than 2011.  Cost of goods sold was $1.6 million higher in 2011 than 2010.  The cost per contract pound in 2012 was 1.9% higher than 2011.  The cost per contract pound in 2011 was 11.5% lower than 2010.  The volume of nuts produced is a significant factor in the cost per contract pound.  The lower cost per contract pound in 2011 is the result of higher nut production which spread the costs over more pounds.  The higher cost of goods sold in 2012 compared to 2011 is due to higher production.  The higher cost of goods sold in 2011 compared to 2010 is mainly due to the full year farming cost of $2.9 million associated with the IASCO orchards in 2011 compared to $1.4 million farming costs from the IASCO orchards reported for the five months in 2010.

Farming Segment - Farming Service Revenue

As a result of the acquisition of the farming operation in 2000, the Partnership acquired approximately twenty farming contracts (currently eleven contracts) to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overheads, and charge a management fee or fixed fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $2.0 million in 2012, $1.9 million in 2011, and $3.1 million in 2010.  The 2011 farming service revenues were $1.2 million lower compared to 2010 due to the elimination of the IASCO farming contracts for the full year in 2011.  The 2010 farming service revenues include revenues from the IASCO farming service contracts for the period from January through July. The IASCO farming service contracts were eliminated when the Partnership purchased the macadamia nut orchards from IASCO on August 1, 2010, thus reducing the Partnership’s total acres under farming contracts from 1,980 to 1,100 acres.   Approximately 115 acres are year-to-year contracts, contracts for approximately 70 acres expire June 30, 2013, contracts for approximately 635 acres expire June 30, 2016 and contracts for approximately 280 acres expire June 30, 2033.

Farming Segment - Cost of Services Sold

The cost of services sold relating to the farming contracts was $1.8 million in 2012, $1.7 million in 2011, and $2.9 million in 2010.  These costs were all reimbursed to the Partnership under the terms of the farming contracts.  The $1.2 million decrease in the cost of contract farming services in 2011 compared with 2010 is also related to the elimination of the IASCO farming contracts.

Branded Products Segment — Revenue

In 2012, the Partnership’s subsidiary, Royal, had $91,000 in revenue which consisted of $14,000 from the sale of the Ono Ono macadamia nut product to Western Export Services, Inc. (“WES”) and $77,000 from sales of the Royal Hawaiian Orchards branded macadamia nut products.  The purchase by WES of the remaining Ono Ono product was a provision in the termination of the co-packing agreement between the Partnership and WES.  The $77,000 in revenue, generated in December, for sales of the Royal Hawaiian Orchards branded products were mostly from sales to a chain of grocery stores in California and a distributor in Hawaii.

Branded Products Segment — Cost of Goods Sold

The cost of goods sold of branded products was $84,000 and included $14,000 of costs for the Ono Ono macadamia nut product sold to WES and $70,000 relating to the sale of the Royal Hawaiian Orchards branded products.  Initial branded cost of sales are higher than normal since the Partnership used purchased kernel in 2012 since production was all committed to Mauna Loa until January 1, 2013.   Utilizing its own kernel will reduce the cost of kernel by approximately 23%.

General and Administrative Costs

General and administrative expenses are comprised of pro-rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

General and administrative costs for 2012 were $3.6 million compared with $1.8 million in 2011.  The increase was mainly due to $1.0 million in general and administrative costs relating to the branded products segment which include $302,000 in salaries, $146,000 for shared costs of the Partnership, social media expense of $182,000, product development expense of $135,000, selling expenses of $86,000, employee benefit and taxes of $49,000 and $110,000 in costs for travel, professional services and office expenses.  In 2013, Royal expects to incur approximately $1 million in general and administrative costs to support the branded products segment, mainly for salaries, benefits, travel and supplies.  As sales volume grows, general and administrative costs will increase, but as a percentage of sales such costs are expected to level off to less than 5% of sales over the next five years.

General and administrative costs relating to the orchards and farming segments were $2.5 million, an increase of 39% compared to 2011.  This increase in 2012 was primarily attributable to $445,000 increase in legal fees with $300,000 of this incurred in connection with the subscription rights offering which was withdrawn in June 2012.  Additional general and administrative expenses were due to non-recurring costs relating to other regulatory filings, personnel matters and other administrative expenses.  General and administrative costs for 2011 were $2,000 higher than 2010 mainly due to an increase in administrative compensation allocated to general and administrative costs.

Interest Income and Expense

The Partnership recorded interest expense of $664,000 in 2012, $775,000 in 2011 and $369,000 in 2010.  Interest expense in 2012 and 2011 relates to (1) the long-term loan used for the asset purchase of the macadamia nut farming operations of IASCO, (2) interest on a revolving line of credit and (3) insurance financing costs. The interest in 2010 also included interest related to the long-term loan used to acquire the farming operations from CBCL.  The decrease in interest expense in 2012 compared with 2011 is attributable to lower outstanding balance on the term loan in 2012.  The increase in interest expense in 2011 compared with 2010 is attributable to the $10.5 million term loan executed on August 4, 2010 and a higher average outstanding balance on the revolving line of credit in 2011.

The Partnership funds its working capital needs through funds on hand and, when needed, from short-term borrowings, generating interest expense in the process.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  There was no interest earned in 2012.  Interest was earned in the amount of $1,000 in 2011.

Other Income

Other income recorded in 2012 includes $58,000 in crop insurance proceeds, net of general excise tax, $25,000 net of general excise tax in property insurance proceeds from the settlement of the loss to irrigation system at the Ka’u orchards resulting from fire, $126,000 in distributions from American AgCredit, PCA, and the accrual of $37,000 for tree insurance claim resulting from the fire damage to the Ka’u orchards.  Other income recorded in 2011 includes $534,000 in crop insurance proceeds, net of general excise tax and $45,000 in distributions from American AgCredit, PCA.  Other income recorded in 2010 includes $303,000, net of general excise tax, in crop insurance claims, the non-recurring IASCO asset bargain purchase price gain of $120,000, and $7,000 in distributions from American AgCredit, PCA.  The Partnership also recorded an impairment loss of $306,000 in 2010 due to the elimination of the IASCO farming contracts.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax expense was $126,000 in 2012, $99,000 in 2011 and $21,000 in 2010.

In 2012, the Partnership has included the branded products segment which derives its revenues from the sale of branded macadamia nut products reported under Royal.  Royal is subject to taxation as a C corporation and not to the gross income tax that the Partnership is subject to.  The corporate tax is calculated at the 34% federal tax rate and 6.4% state tax rate on the corporation’s taxable income (loss).  In 2012 the Partnership recorded a deferred tax asset of $412,000 due to the net operating loss relating to Royal, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

Liquidity and Capital Resources

The Partnership recorded net loss of $499,000 and generated operating cash flow of $1.4 million during 2012.  Net cash provided by operations was $1.4 million in 2012 compared to $2.3 million in 2011.  The significant decrease of $1.0 million in operating cash flows is mainly attributable to an increase in cash paid for operating expenses and inventories related to Royal, which was approximately $2.0 million.   Higher price per pound received on the Partnership’s production contributed to the favorable financial results in 2012 for the owned orchard segment.  The Partnership recorded net income of $712,000 and generated operating cash flow of $2.3 million during 2011.  Net cash provided by operations was $2.3 million in 2011 compared to net cash used by operations of $212,000 in 2010.  The significant increase of $2.5 million in operating cash flows was mainly attributable to increased nut sales due to higher annual production from the Partnership’s orchards and recording full year production from the IASCO orchards.  Higher price per pound received on the IASCO production and lower overall cost per pound on total production contributed to the favorable financial results in 2011.  Higher interest expense was partially offset by higher crop insurance proceeds and increased distribution from American AgCredit, PCA in 2011.

At December 31, 2012, the Partnership’s working capital was $2.0 million and its current ratio was 1.35 to 1, compared to working capital of $1.4 million and a current ratio of 1.28 to 1 at December 31, 2011 and working capital of negative $534,000 and a current ratio of 0.91 to 1 at December 31, 2010.  In 2012, the increase in working capital compared to 2011 was mainly the result of higher revenue.  In 2011, the increase in working capital compared to 2010 was mainly the result of higher revenue and the reduction in short-term borrowing.

The Partnership is a party to the Credit Agreement which was executed in August 2010, which provided a $10.5 million term loan and at this time provides a $5.0 million revolving credit facility.  The term loan matures in August 2020 and requires equal monthly payments of principal plus accrued interest at 6.5% over its term.  As of December 31, 2012, $2.4 million was outstanding on the revolving credit facility leaving $2.6 million available for further draw down by the Partnership.  On March 12, 2013, the Partnership paid off the outstanding balance of $2.4 million on the revolving credit facility.  The Partnership intends to utilize the revolving credit facility as required.  The revolving credit facility matures on May 1, 2014.  The management of the Partnership has discussed with American AgCredit PCA the extension of the revolving credit facility if necessary and would extend it, unless the amount of cash held by the Partnership makes that unnecessary.

The Partnership is currently in compliance with the terms and conditions of the Credit Agreement.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2012 and 2011.

Capital expenditures in 2012, 2011 and 2010 were $542,000, $74,000 and $12.1 million, respectively.  Expenditures in 2012 include $412,000 for computers and farming equipment and $47,000 for the construction of a facility to assess and validate the quality of the Partnership’s nut-in-shell delivered for sale or processing.  In addition, $129,000 was expended by Royal for $41,000 in print plates and dies and $88,000 for the e-commerce website development costs which has been recorded as intangible asset. Expenditures in 2011 include the purchase of 26 tree acres of macadamia orchards for $47,500, computers and farming equipment.  Expenditures in 2010 were attributable to the $11.7 million acquisition of land, orchards and irrigation equipment from IASCO and $400,000 for replacement equipment.

Macadamia nut farming is seasonal, with production peaking late in the fall.  However, farming operations continue year round. As a result, additional working capital is required for much of the year. The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5.0 million revolving credit facility.  At December 31, 2012 and 2011, the Partnership had cash balances of $261,000 and $530,000 respectively, and line of credit drawings outstanding of $2.4 million at December 2012 and 2011, respectively.

As a Limited Partnership, we may pay regular cash distributions to the Partnership’s unit holders if the cash flow from operations, as defined in the Management Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management and the terms of our borrowing agreements or our lender permit us to do so.  Cash distributions would be paid from operating cash flow and /or other resources.  On March 26, 2013, the Board of Directors approved a cash distribution of $0.02 per Class A unit payable on April 12, 2013 to unit holders of record as of March 29, 2013 which was approved by the lender.

In connection with the Partnership’s development of a branded macadamia nut product (see Item 1 “BUSINESS OF THE PARTNERSHIP - Development of Branded Product”) the Partnership will be required to invest some or all of its available farming cash flow in Royal’s product development and marketing and other expenses over the next several years.  At this time, the Partnership believes that even if the Partnership’s plan is successful, this effort will not be profitable until at least 2014.  If the Partnership elects to husk and dry its nuts to enable it to sell the nuts outside of Hawaii it will be required to expend approximately $1.5 to $2.5 million over the next three years for husking facility improvements and drying and storage facilities for its macadamia nuts.

It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  However, if the Partnership fully implements its branded product strategy it will require between $1 to $2 million of additional funding during the third quarter 2013.  The Partnership intends to extend the revolving credit facility or seek additional equity or debt to meet its cash needs or reduce expenditures in rolling out its branded product strategy, to be consistent with available funds.

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

The Partnership reviews the inventory held at year end and values it based on the lower of average cost or market.  Branded finished goods inventory includes cost of all raw ingredients, packaging, roasting and other ancillary costs.

The Partnership recognizes revenue under all of its nut purchase contracts using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements.  Additional information can be found in “BUSINESS OF THE PARTNERSHIP Nut Purchase Contracts.”

The Partnership reviews its deferred tax asset recorded for Royal.  Due to the uncertainty regarding future realization of the deferred tax asset, the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset.

The Partnership estimates an allocation of costs to Royal for management and administrative services provided by the Partnership and its subsidiaries to Royal based on time spent on Royal by the respective employees.  The Partnership also allocates certain of its shared general and administrative costs to Royal. The cost allocations are reviewed throughout the year for reasonableness.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  The pricing for the Partnership’s two lease agreements and one license agreement acquired in August 2010 is based on two components:  (1) Mauna Loa’s wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii; and (2) the actual price paid for nuts as quoted in Hawaii Macadamia Nuts Annual Summary published by the United States Department of Agriculture. When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the price for that crop year retrospectively. A $0.25 increase or decrease in USDA nut price would affect the price received by the Partnership by $0.11 per pound WIS under the two lease and one license agreements.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Royal Hawaiian Orchards, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows present fairly, in all material respects, the financial position of Royal Hawaiian Orchards, L.P. and its subsidiaries (the “Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Accuity LLP

Honolulu, Hawaii
March 27, 2013

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$261	$530
Accounts receivable	5,786	4,996
Inventory of farming supplies	247	271
Inventory of kernels, ingredients and packing supplies	819	276
Inventory of finished goods	285	—
Other current assets	360	334
Total current assets	7,758	6,407
Land, orchards and equipment, net	48,027	50,009
Intangible assets, net	556	511
Deferred fees	—	116
Total assets	$56,341	$57,043

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050
Short-term borrowings	2,400	2,400
Accounts payable	1,121	470
Accrued payroll and benefits	1,031	772
Other current liabilities	160	301
Total current liabilities	5,762	4,993
Non-current benefits	713	587
Long-term debt	6,825	7,875
Deferred income tax liability	1,039	1,051
Total liabilities	14,339	14,506
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	42,286	42,785
Accumulated other comprehensive loss	(365)	(329)
Total partners’ capital	42,002	42,537
Total liabilities and partners’ capital	$56,341	$57,043

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per unit data)

	December 31,
	2012	2011	2010
Macadamia nut sales	$18,043	$16,125	$12,228
Contract farming revenue	1,973	1,869	3,072
Branded product sales	91	—	—
Total revenues	20,107	17,994	15,300
Cost of goods and services sold
Costs of macadamia nut sales	14,586	13,438	11,860
Costs of contract farming services	1,841	1,738	2,851
Cost of branded product sales	84	—	—
Total cost of goods and services sold	16,511	15,176	14,711
Gross income	3,596	2,818	589
General and administrative expenses	3,550	1,812	1,810
Operating income (loss)	46	1,006	(1,221)
Impairment loss	—	—	(306)
Interest and other income	245	580	430
Interest expense	(664)	(775)	(369)
Income (loss) before tax	(373)	811	(1,466)
Income tax expense	(126)	(99)	(21)
Net income (loss)	$(499)	$712	$(1,487)

Other comprehensive income (loss), net of tax
Amortization of prior service cost	$7	$7	$7
Amortization of actuarial loss	(43)	(249)	21
Defined benefit pension plan	(36)	(242)	28
Other comprehensive income, net of tax	(36)	(242)	28
Comprehensive income (loss)	$(535)	$470	$(1,459)

Net income (loss) per Class A Unit	$(0.07)	$0.09	$(0.20)

Cash distributions per Class A Unit	$0.00	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	December 31,
	2012	2011	2010

Partners’ capital at beginning of period:
General partner	$81	$81	$81
Class A limited partners	42,785	42,073	43,560
Accumulated other comprehensive loss
Pension and severance obligations	(329)	(87)	(115)
	42,537	42,067	43,526

Allocation of net income (loss):
General partner	—	—	—
Class A limited partners	(499)	712	(1,487)
	(499)	712	(1,487)

Cash distributions paid and / or declared:
General partner	—	—	—
Class A limited partners	—	—	—
	—	—	—

Accumulated other comprehensive loss
Change in pension and severance obligations	(36)	(242)	28
	(36)	(242)	28

Comprehensive income (loss)	(535)	470	(1,459)

Partners’ capital at end of period:
General partner	81	81	81
Class A limited partners	42,286	42,785	42,073
Accumulated other comprehensive loss	(365)	(329)	(87)
	$42,002	$42,537	$42,067

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	December 31,
	2012	2011	2010
Cash flows from operating activities:
Cash received for goods and services	$19,562	$17,899	$13,839
Cash paid to suppliers and employees	(17,387)	(14,791)	(13,537)
Income tax paid	(150)	(9)	(145)
Interest received	—	1	—
Interest paid	(664)	(775)	(369)
Net cash provided by (used in) operating activities	1,361	2,325	(212)

Cash flows from investing activities:
Capital expenditures	(542)	(74)	(399)
Acquisition of IASCO	—	—	(200)
Net cash used in investing activities	(542)	(74)	(599)

Cash flows from financing activities:
Proceeds from drawings on line of credit	6,000	3,900	3,800
Loan fees paid	(38)	—	(137)
Deferred rights offering fees	—	(116)	—
Repayment of long term debt	(1,050)	(1,050)	(1,450)
Repayment of line of credit	(6,000)	(4,700)	(2,400)
Net cash used in financing activities	(1,088)	(1,966)	(187)

Net increase (decrease) in cash	(269)	285	(998)
Cash and cash equivalents at beginning of period	530	245	1,243
Cash and cash equivalents at end of period	$261	$530	$245

Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:
Net income (loss)	$(499)	$712	$(1,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,517	2,499	2,225
Goodwill impairment	—	—	306
Gain on acquisition of IASCO	—	—	(120)
IASCO acquisition deferred farming cost expense	—	—	426
Inventory write-off	—	—	7
Write-off of deferred rights offering fees	116	—	—
Pension expense	128	70	109
Deferred income tax credit	(12)	(16)	(23)
Increase in accounts receivable	(790)	(674)	(1,771)
Increase in inventories	(804)	(376)	(12)
(Increase) decrease in other current assets	(26)	55	(62)
Increase (decrease) in accounts payable	651	(97)	272
Increase (decrease) in accrued payroll and benefits	259	(39)	168
Increase (decrease) in current liabilities	(141)	266	(250)
Decrease in non-current benefits payable	(38)	(75)	—
Total adjustments	1,860	1,613	1,275
Net cash provided by (used in) operating activities	$1,361	$2,325	$(212)
Supplemental schedule of noncash investing and financing activities Acquisition of IASCO financed by debt	$—	$—	$12,300

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Notes to Consolidated Financial Statements

(1) OPERATIONS AND OWNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) owns or leases and farms 5,070 tree acres of macadamia orchards on the island of Hawaii. Once the nuts are harvested, the Partnership sells them to another entity in Hawaii, which processes the nuts and markets the finished products.  The Partnership farms approximately 1,100 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

The Partnership has developed two retail product lines of better for you macadamia snacks being sold under the brand name “Royal Hawaiian Orchards” and reported under Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly owned subsidiary of the Partnership.  Royal has contracted with third party co-packers in California to manufacture its branded products.  The Partnership expects to have products in retail distribution in approximately 5,000 stores in Hawaii and the western United States by the end of 2013.

The Partnership is owned 99% by limited partners and 1% by the Managing General Partner, Royal Hawaiian Resources, Inc. (“RHR”).  On January 6, 2005, the stock of RHR was purchased by the Partnership for $750,000 in cash.  The transaction was accounted for as an asset purchase as opposed to a business combination since RHR had no substantive operations and its principal purpose was to own and hold 75,757 general partner units of the Partnership.  The acquisition of the general partner units held by RHR resulted in the Class A limited partners effectively owning 100% of the Partnership.

Limited partner interests are represented by Class A Units, which are evidenced by depositary receipts that trade publicly on the OTCQX platform.

Liquidity.  The Partnership recorded a net loss of $499,000, generated operating cash flow of $1.4 million during 2012 and had working capital of $2.0 million at December 31, 2012.  The increase in operating expenses and cash paid for Royal’s inventory and development costs of approximately $2.0 million, resulted in the net loss and decreased cash flow for the Partnership in 2012.  Higher price per pound received on the Partnership’s production contributed to the favorable financial results in 2012 for the owned orchard segment.  The Partnership had net income of $712,000 and generated operating cash flow of $2.3 million 2011 and had working capital $1.4 million at December 31, 2011.  The financial results for 2011 were attributable to increased nut sales due to higher annual production from the MLP fields and the Partnership recording full year production from the IASCO orchards.  Higher price per pound received on the IASCO production and lower overall cost per pound on total production contributed to the favorable financial results in 2011.  Higher interest expense was partially offset by higher crop insurance proceeds and increased distribution from American AgCredit, PCA in 2011.  The crop insurance is reflected as cash received for goods and services in the consolidated statement of cash flows and was used for general business purposes.  The Partnership has access to working capital through its line of credit and other borrowing opportunities, if necessary.  Management feels that the Partnership will be able to generate sufficient cash flows from operations to meet current obligations and debt service requirements.  However, if the Partnership were to fully rollout its sales strategy in 2013, the Partnership may require and seek additional funds to support this effort.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Cash Equivalents.  Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months.  The cash equivalents are not protected by federal deposit insurance.

(b)  Allowance for Doubtful Accounts.  The Partnership reviews the accounts receivable to determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates.  If customer payment timeframes were to deteriorate, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts at December 31, 2012 or 2011.

(c)  Financial Instruments.  The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The long-term financial instrument has a fixed interest rate and the fair value compared to carrying value is disclosed.

(d)  Consolidation.  The consolidated financial statements include the accounts of the Partnership, Royal and RHR.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

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

(f)  Inventory.

Farming Supply Inventory.  Farming supplies inventory is expensed on an average cost basis to cost of farming expense as used.  There was no write down of supplies inventory in 2012 or 2011.

Kernel and Packaging Supply Inventory.  Kernel inventory is recorded at the lower of cost or market, and was valued at $721,000 and $240,000 at December 31, 2012 and 2011, respectively.  Inventory of packaging and ingredients is recorded at the lower of cost or market, and was valued at $98,000 and $36,000 at December 31, 2012 and 2011, respectively.  The kernel inventory, ingredients and packaging material is reclassified on an average cost basis to finished product as the Partnership’s new product line is manufactured.

Finished Goods Inventory.  Finished goods inventory, comprised of Royal Hawaiian Orchards apparel and Royal’s two product lines consisting of five savory macadamia nut flavors and seven fruit and nut clusters, was valued at $285,000 at December 31, 2012.  The finished goods inventory includes the cost of kernel, ingredients, packaging supplies, manufacturing and the cost of apparel.

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

As a result of the IASCO orchards acquisition, the Partnership recorded $480,000 in intangible asset consisting of three nut purchase agreements and $137,500 in financing fees.  The nut purchase agreements are being amortized over a ten-year life, or $48,000 per year.  The financing fees are being amortized over the terms of the respective debt agreement.  $105,000 of the financing fees is being amortized over 10 years or $10,500 per year.  $37,500 of the financing fees was amortized over two years and became fully amortized in 2012.

In 2012, the Partnership recorded $37,500 in intangible assets for financing fees and $88,000 for the Partnership’s e-commerce website development costs.  The financing fees are being amortized over 23 months and the web development costs are being amortized over five years or $17,600 per year.

(i) General Excise and Sales Taxes.  The Partnership records Hawaii general excise and California sales taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the years ended December 31, 2012, 2011 and 2010, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $34,000, $32,000, and $53,000, respectively.  There were no California sales taxes charged or collected in 2012, as food products are not subject to sales tax in California.

(j) Income Taxes of Partnership.  The income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners.  Neither the Partnership’s financial reporting income nor the cash distributions to unit holders can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners.

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

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At December 31, 2012, management believes there were no uncertain income tax positions.  The four tax years in the period ended December 31, 2012 remain open for federal purposes.

(k) Deferred Tax Asset and Valuation Allowance.  Royal derives its revenues from the sale of branded macadamia nut products which are reported under the corporation.  For 2012, Royal is subject to taxation as a C Corporation at the 34% federal tax rate and 6.4% state tax rate on the corporation’s taxable income (loss).  As a result of the tax loss of Royal, the Partnership recorded a deferred tax asset of $412,000, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

Management evaluates uncertain income tax positions for Royal utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At December 31, 2012, management believes there were no uncertain income tax positions.

(l) Revenue.  Macadamia nut sales are recognized when nuts are delivered to the buyer.  Contract farming revenue and administrative services revenues are recognized in the period that such services are completed, that is, upon the incurrence of direct labor or equipment hours incurred on behalf of an orchard owner.  The Partnership is paid for its services based upon a “time and materials” basis plus a percentage fee or fixed fee based upon each farming contract’s terms. Contract farming includes the regular maintenance of the owners’ orchards as well as harvesting of their nuts.  The Partnership provides these services on a continuing basis throughout the year.  Revenue for the sale of branded products is recognized when the product is shipped and invoiced.  This may vary depending on the terms.  Revenues for branded products are shown net of any trade discounts.

(m)  Pension Benefit and Intermittent Severance Costs.  The funded status of the Partnership’s defined benefit pension plan and intermittent severance plan is recognized in the consolidated balance sheets.  The funded status is measured as the difference between fair value of the plan assets and the benefit obligation at December 31, the measurement date.  The benefit obligation represents the actuarial present value of benefits expected to be paid upon termination based on estimated future compensation levels.  An overfunded plan, with the fair value of plan assets exceeding the benefit obligation, is recorded as a prepaid pension asset equal to this excess.  An underfunded plan, with the benefit obligation exceeding the fair value of plan assets, is recorded as a retirement benefit obligation equal to this excess.  The actuarial method used for financial accounting purposes is the projected unit credit method.

(n)  Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

(o) Net Consolidated Income (Loss) Per Class A Unit.  In 2012, 2011 and 2010 consolidated net income (loss) per Class A Unit was calculated by dividing 100% of Partnership’s consolidated net income (loss) by the average number of Class A Units outstanding for the period.

(p)  Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unit holder sources.  Accumulated other comprehensive loss consists of deferred pension and intermittent severance gains or losses.  At December 31, 2012 and 2011, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Loss in the amount of $365,000 and $329,000, respectively, in deferred pension and intermittent severance loss.

(q)  New Accounting Standards.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements reporting net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. In December 2011, the FASB issued ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain presentation requirements of ASU 2011-05.  ASU 2011-05 and ASU 2011-12 were adopted during the first quarter of 2012 and do not have a material impact on the consolidated financial statements as they only require a change in the format of the Partnership’s current presentation. The Partnership’s other comprehensive income is presented in one consecutive statement in conjunction with the Partnership’s statement of comprehensive income.

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Partnership intends to adopt the provisions of ASU 2013-02 in 2013 and they believe this will not have a material impact on its financial statements.

(3)  SUBSCRIPTION RIGHTS OFFERING

On April 4, 2012, the Partnership filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) related to a proposed subscription rights offering of the Partnership’s Depositary Receipts representing units of limited partnership interests.  The Partnership capitalized approximately $116,000 in issuance costs in 2011 which were to be netted against the proceeds from the rights offering in partners’ capital.  On June 12, 2012, the Partnership decided to suspend the rights offering and filed an application with the SEC to withdraw the previously filed registration statement.  The capitalized costs were expensed to general and administrative expense during the quarter ended June 30, 2012.  Additionally, $198,000 in expenses incurred for the rights offering in 2012 were expensed to general and administrative expense.

(4) SEGMENT INFORMATION

The Partnership has three reportable segments, the owned-orchard segment, the farming segment and the branded products segment, added in 2012, which are organized on the basis of revenues and assets.  The owned-orchard segment derives its revenues from the sale of macadamia nuts grown in orchards owned or leased by the Partnership.  The farming segment derives its revenues from the farming of macadamia orchards owned by other growers.  It also farms those orchards owned by the Partnership. The branded products segment derives its revenues from the sale of branded macadamia nut products reported under Royal.

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

(a)  Nut Purchase Contracts. The Partnership had two lease agreements, one license agreement, and three nut purchase contracts with Mauna Loa in 2012.  The two lease agreements and one license agreement acquired by the Partnership with the purchase of the IASCO orchards on August 1, 2010, require that all macadamia nuts produced in the acquired orchards must be sold to and be purchased by Mauna Loa.  The agreements are long term agreements expiring in 2029, 2078 and 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the United States Department of Agriculture (“USDA”) report.  Under the two lease agreements, the price per pound is determined based on two elements:  (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products.  This wholesale price is adjusted to convert kernel price to a wet-in-shell basis; and (2)  40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the USDA, for the most current crop year listed.  When the USDA price for the just-completed crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively.  The price per pound under the license agreement is determined in a similar manner as the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. The average nut price received by the Partnership for nuts produced from the IASCO orchards in the calendar year 2012 was $0.79 per pound.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009, which expired on December 31, 2011.  The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna

Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards.  The nut purchase price under each of the contracts will be $0.77 per adjusted pound on a WIS SK/DIS basis.  To the extent the Partnership delivers wet in husk nuts, a $0.055 per wet-in-shell pound husking charge will be made by Mauna Loa.  The Partnership has not renewed the one year contract, thus it expired on December 31, 2012.  The Partnership will have the related production processed into kernel in 2013 to be marketed by the Partnership in branded and bulk forms.  Under the three short-term contracts, it is the Partnership’s position that Mauna Loa is obligated, at the Partnership’s option, to use commercially reasonable efforts to process the Partnership’s available production covered by such contract at a fee equal to Mauna Loa’s cost for a period of two years after a contract is not renewed.  Mauna Loa has refused to process the Partnership’s nuts into kernel under this provision of the agreements.

In order to mitigate any damages and to provide for the processing of nuts covered by the contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with MacFarms, under which MacFarms will process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013.  Under the Agreement with MacFarms, the Partnership will pay MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced.  MacFarms will provide processing services only with the Partnership retaining ownership of the nuts for future sale.

(b)  Husking Activities.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  Payments or reimbursements made to Mauna Loa were $405,000 in 2012, $532,000 in 2011, $451,000 in 2010 for husking as the contracts require that the Partnership will deliver husked nuts.  Husking for the Ka’u orchards are performed at the Partnership’s husking plant in Ka’u.

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

In return, the Partnership is obligated to pay the owner 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional percentage rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay the owner 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due for 2012, 2011 or 2010.

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

The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the years ended December 31, 2012, 2011 and 2010.

Segment Reporting for the Year ended December 31, 2012 (in thousands)

	Owned		Branded	Intersegment
	Orchards	Farming	Products	Elimination	Total
Revenues	$18,978	$16,867	$91	$(15,829)	$20,107
Composition of Intersegment revenues	935	14,894	—		15,829
Operating income (loss)	914	132	(1,000)		46
Depreciation expense	2,015	418	3		2,436
Segment assets	48,258	6,696	1,387		56,341
Expenditures for property and equipment	8	405	129		542

Segment Reporting for the Year ended December 31, 2011 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total
Revenues	$16,125	$13,654	$(11,785)	$17,994
Composition of Intersegment revenues	—	11,785	—	11,785
Operating income	875	131	—	1,006
Depreciation expense	2,032	392	—	2,424
Segment assets	50,099	6,944	—	57,043
Expenditures for property and equipment	48	26	—	74

Segment Reporting for the Year ended December 31, 2010 (in thousands)

	Owned		Intersegment
	Orchards	Farming	Elimination	Total

Revenues	$12,228	$13,074	$(10,002)	$15,300
Composition of Intersegment revenues	—	10,002	—	10,002
Operating income (loss)	(1,442)	221	—	(1,221)
Depreciation expense	1,880	293	—	2,173
Segment assets	51,453	6,706	—	58,159
Expenditures for property and equipment	10,260	1,807	—	12,067

(3)  Revenues for the branded product segment commenced in the fourth quarter 2012.  Royal’s sale of its savory macadamia nuts and nut and dried fruit clusters resulted in $91,000 of revenue.  Its cost of sale was $84,000.  The branded products segment incurred an operating loss of $1.0 million mainly due to $587,000 in general and administrative costs and $419,000 in selling and marketing expenses related to brand and product development.

(5) RELATED PARTY TRANSACTIONS

(a) Management Costs and Fee.  On January 6, 2005 the Partnership purchased the stock of its Managing Partner, RHR. As a result of the transaction, RHR’s operations have been included in the Partnership’s consolidated financial statements beginning with the first quarter of 2005.  The Partnership Agreement provides the Managing Partner reimbursement of administrative costs (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses) incurred under the agreement as well as a management fee equal to two percent of the Partnership’s operating cash flow (as defined).

In addition to a management fee, the Managing Partner is entitled, under the existing Partnership Agreement, to receive an annual incentive fee equal to 0.5% of the aggregate fair market value (as defined) of the Class A Units for the preceding calendar year provided that net cash flow (as defined) for the preceding calendar year exceeds specified levels.  No incentive fee was earned in 2012, 2011 or 2010.

(b)  Partnership Employment Contracts.  The Partnership has employment agreements with three executives.  The employment agreements provide for severance should the executives be terminated Without Cause or if they should resign for Good Reason as defined in the agreements.  The total severance which would be payable under these agreements to Dennis J. Simonis, President and CEO is the equivalent of 24 months of base pay or $536,000 or less based upon the IRS limitation at the time of severance, 18 months of base pay or $222,000 for Randolph H. Cabral, Senior Vice President Operations. Scott C. Wallace was hired by the Partnership for the position of Executive Director Sales and Marketing, effective January 1, 2012.  His employment agreement provides for a minimum severance benefit of six months of base pay, or $125,000, in the event his employment is involuntarily terminated for other than Just Cause.  For further information see Item 11A EXECUTIVE COMPENSATION, Employment and Severance Agreements.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2012 and 2011

(000’s):	2012	2011
Land	$9,884	$9,884
Improvements	1,980	1,953
Machinery and equipment	5,527	5,245
Irrigation well and equipment	2,592	2,592
Producing orchards	76,325	76,317
Construction work-in-progress	103	—
Land, orchards and equipment (gross)	96,411	95,991
Less accumulated depreciation and amortization	48,384	45,982
Land, orchards and equipment (net)	$48,027	$50,009

Depreciation expense was recorded for $2.4 million, $2.4 million, and $2.2 million in 2012, 2011 and 2010, respectively. The Partnership’s interest in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7) SHORT-TERM AND LONG-TERM CREDIT

At December 31, 2012 and 2011, the Partnership’s long-term debt comprises (000’s):

	2012	2011
Term debt	$7,875	$8,925
Current portion	1,050	1,050
Long-term debt	$6,825	$7,875

On May 2, 2000, the Partnership entered into a credit agreement with Pacific Coast Farm Credit Services, PCA (currently American AgCredit, PCA) comprised of a $5.0 million revolving line of credit and a $4.0 million promissory note.  On August 4, 2010 the Partnership and American AgCredit, PCA executed an amendment to the credit agreement which provides a term loan of $10.5 million and a revolving credit facility of $5.0 million until July 15, 2011 and $4.0 million from July 16, 2011 to July 13, 2012. On March 7, 2011, the Credit Agreement was amended to maintain the revolving credit facility at $5.0 million through July 13, 2012. On July 12, 2012, the Partnership and American AgCredit, PCA executed the Fifth Amendment to Revolving Promissory Note and Second Amendment to Fourth Amended and Restated Credit Agreement which extended the maturity date of its $5.0 million revolving credit facility from July 13, 2012 to May 1, 2014.  On June 30, 2009, the Partnership executed a term loan promissory note for $600,000 with American AgCredit, PCA.

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

There was $2.4 million outstanding on the revolving credit facility as of December 31, 2012 and 2011, with interest at 4.25%, which the Partnership paid off in March 2013 and February 2011, respectively.

At December 31, 2012, the outstanding balance on the $10.5 million term loan was $7.9 million. At December 31, 2011, the outstanding balance on the $10.5 million term loan was $8.9 million. The term loan bears fixed interest as 6.5% per annum and matures on July 1, 2020.

The estimated fair values of the Partnership’s financial instruments has been determined using an estimated market rate of 4.25 % in 2012 and 2011 with similar terms and remaining maturities to that of the current financial instruments.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (000’s):

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$7,875	$8,479	$8,925	$9,690

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

At December 31, 2012, the Partnership’s working capital was $2.0 million and its current ratio was 1.35 to 1.  At December 31, 2011, the Partnership’s working capital was $1.4 million and its current ratio was 1.28 to 1.  At December 31, 2010, the Partnership’s working capital was negative $534,000 and its current ratio was 0.91 to 1.  On August 4, 2010 the Partnership entered into a Fourth Amended and Restated Credit Agreement with American AgCredit PCA.  The agreement extends the maturity date of the Revolving Note from August 14, 2010 to July 13, 2012 and provides the maximum revolving loan of $5.0 million until July 13, 2012 as amended March 7, 2011.  On July 12, 2012, the Partnership and American AgCredit, PCA executed the Fifth Amendment to Revolving Promissory Note and Second Amendment to Fourth Amended and Restated Credit Agreement which extended the maturity date of its $5.0 million revolving credit facility from July 13, 2012 to May 1, 2014.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2012 and 2011.  The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2010 except for the minimum consolidated EBITDA covenant. On March 7, 2011, the lender provided a waiver to the loan covenant for the quarter ended December 31, 2010.  Had the lender not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable.

Capital and Operating Leases. The Partnership had no capital leases as of December 31, 2012 and December 31, 2011.  The Partnership has operating leases for land.

Land Leases. The Partnership leases the land underlying 1,911 acres of its orchards under long-term operating leases which expire through dates ending 2045.  The Partnership has a month-to-month permit to farm 11 acres of macadamia orchards.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Each of the land leases provides for additional lease payments based on USDA-reported macadamia nut price levels.  Those contingent lease payments totaled $47,000 in 2012, $40,000 in 2011, and $29,000 in 2010.  Total lease rent for all land operating leases was $181,000 in 2012, $177,000 in 2011, and $170,000 in 2010.

Equipment Operating Leases.  The Partnership leases equipment for the farming operation to include vehicles, blower sweepers and harvester.  The operating lease terms range from three to five years.  The operating lease cost was $3,000, $9,000, and $42,000 in 2012, 2011 and 2010, respectively.

Contractual obligations as of December 31, 2012 for the Partnership are detailed in the following table (000’s):

Contractual Obligations	Total	2013	2014	2015	2016	2017	Remaining
Long-term debt	$7,875	$1,050	$1,050	$1,050	$1,050	$1,050	$2,625
Line of credit	2,400	2,400	—	—	—	—	—
Operating leases	2,517	156	162	161	161	161	1,716
Total	$12,792	$3,606	$1,212	$1,211	$1,211	$1,211	$4,341

(8) INCOME TAXES

The components of the Partnership’s gross income tax expense (credit) for the years ended December 31, 2012, 2011 and 2010 were as follows (000’s):

	2012	2011	2010
Currently payable	$138	$115	$44
Deferred	(12)	(16)	(23)
Gross income tax expense (credit)	$126	$99	$21

The provision (credit) for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2012, 2011 and 2010.

The components of the net deferred tax liability reported on the consolidated balance sheets as of December 31, 2012 and 2011 are as follows (000’s):

	2012	2011
Deferred tax assets:
Intangible assets	$115	$115
Inventory	27	27
Gross deferred tax assets	142	142
Deferred tax liabilities:
Land, orchards, and equipment	(1,174)	(1,186)
Other	(7)	(7)
Gross deferred tax liabilities	(1,181)	(1,193)
Net deferred tax liabilities	$(1,039)	$(1,051)

For 2012, Royal is subject to taxation as a C Corporation at the 34% federal tax rate and 6.4% state tax rate on the corporation’s taxable income (loss).  As a result of the loss incurred by Royal, the Partnership recorded a deferred tax asset of $412,000, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(9) PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for the employees of their previous employer that became Partnership employees.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2012, 2011, and 2010 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2012, 2011, and 2010 (000’s):

	2012	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,034	$788	$691
Service cost	74	59	64
Interest cost	48	46	42
Acturial (gain) loss	110	163	15
Benefits paid	(24)	(22)	(24)
Projected benefit obligation at end of year	$1,242	$1,034	$788
Change in plan assets:
Fair value of plan assets at beginning of year	$849	$875	$789
Actual return (loss) on plan assets	112	(18)	110
Employer contribution	50	14	—
Benefits paid	(24)	(22)	(24)
Fair value of plan assets at end of year	$987	$849	$875

Funded status	$(255)	$(185)	$87

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost (non-current)	$—	$—	$87
Accrued pension liability (non-current)	(255)	(185)	—
Net amount recognized	$(255)	$(185)	$87

The amounts recognized in accumulated other comprehensive loss at December 31, 2012, 2011 and 2010 were as follows (000’s):

	2012	2011	2010
Net actuarial loss	$299	$271	$32
Prior service cost	15	22	29
	$314	$293	$61

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2013 is $21,000 and $7,000, respectively.

The accumulated benefit obligation of the pension plan as of December 31, 2012 and 2011 was approximately $957,000 and $949,000, respectively.

The components of net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 were as follows (000’s):

	2012	2011	2010
Service cost	$74	$59	$64
Interest cost	48	46	42
Expected return on plan assets	(48)	(57)	(58)
Amortization of net acturial loss and prior service cost	24	7	7
Net periodic pension cost	$98	$55	$55

The amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 were as follows (000’s):

	2012	2011	2010
Net loss (gain)	$28	$239	$(40)
Prior service credit	—	—	—
Amortization of prior service cost	(7)	(7)	(7)
Total recognized in accumulated other comprehensive loss	$21	$232	$(47)
Total recognized in net periodic pension cost and other comprehensive income	$(119)	$(287)	$(8)

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2012, 2011 and 2010 and the net periodic pension cost for the years then ended are as follows:

	2012	2011	2010
Pension benefit obligation:
Discount rate	4.30%	4.65%	6.00%
Compensation increase	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	4.65%	6.00%	6.25%
Compensation increase	2.00%	2.00%	2.00%
Expected return on plan assets	5.50%	6.70%	6.80%

The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired target asset mix.  The funds are invested in stock and fixed funds.  Stock funds primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Fixed income securities include bonds, debentures and other fixed income securities. The target allocations for plan assets are currently 60 percent equity securities and 40 percent fixed income funds.  In 2012, the Partnership eliminated the money market fund and transferred its funds to the pooled fixed income fund.  The actual asset mix is evaluated on a quarterly basis and adjusted if required to maintain the desired target mix.  Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation.  In 2011 the target allocations for plan assets are 60 percent equity securities, 20 percent fixed income funds and 20 percent money market funds.

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2012, by asset category are as follows (000’s):

		Fair Value Measurement at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 2)
U.S. large-cap value	$194	$—	$194	$—
U.S. mid-cap value	196	—	196	—
U.S. small-cap value	197	—	197	—
Pooled fixed income	400	—	400	—
Total	$987	$—	$987	$—

The fair values of the Partnership’s pension plan assets at December 31, 2011, by asset category are as follows (000’s):

		Fair Value Measurement at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 2)
Money market funds	$183	$—	$183	$—
U.S. large-cap value	167	—	167	—
U.S. mid-cap value	166	—	166	—
U.S. small-cap value	168	—	168	—
Pooled fixed income	165	—	165	—
Total	$849	$—	$849	$—

The Partnership expects to contribute $90,000 to the plan in 2013.

The following pension benefit payments, which reflect expected future services, as appropriate,

are expected to be paid:

Years Ending December 31,	(000’s)
2013	$25
2014	40
2015	41
2016	55
2017	62
2018-2022	403

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

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2012, 2011 and 2010 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2012, 2011 and 2010 (000’s).

	2012	2011	2010
Change in severance obligation:
Severance obligation at beginning of year	$367	$377	$326
Service cost	16	17	15
Interest cost	14	17	17
Acturial loss	15	11	19
Benefits paid	—	(61)	—
Settlements	—	6	—
Severance obligation at end of year	$412	$367	$377

Change in plan assets:
Fair value of plan assets at beginning of year	$0	$0	$0
Employer contribution	—	61	—
Benefits paid	—	(61)	—
Fair value of plan assets at end of year	$0	$0	$0

Amounts recognized in the consolidated balance sheets consist of:
Accrued severance liability (current)	$(61)	$(57)	$(55)
Accrued severance liability (non-current)	(351)	(310)	(322)
Net amount recognized	$(412)	$(367)	$(377)

The amounts recognized in accumulated other comprehensive loss at December 31, 2012, 2011 and 2010 were as follows (000’s):

	2012	2011	2010
Net actuarial loss	$51	$36	25

There will be no estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost for the year ending December 31, 2013.

The components of net periodic cost for the years ended December 31, 2012, 2011 and 2010 were as follows (000’s):

	2012	2011	2010
Service cost	$16	$17	$15
Interest cost	14	17	17
Settlement loss	—	6	—
Net periodic pension cost	$30	$40	$32

The net actuarial loss recognized in other comprehensive income is $15,000, $11,000 and $19,000 in the year ended December 31, 2012, 2011 and 2010, respectively.

Weighted average assumptions	2012	2011	2010

Discount rate	3.70%	4.10%	4.96%
Rate of compensation increase	1.65%	1.65%	1.65%

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

The Partnership expects to make $61,000 in contributions to the plan in 2013.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(000’s)
2013	$61
2014	26
2015	32
2016	48
2017	25
2018-2022	144

(11) EMPLOYEES SAVINGS PLAN

The Partnership sponsors a 401(k) plan, which allows participating employees to contribute up to an amount not to exceed the employee’s covered compensation for the plan year reduced by required withholdings, subject to annual limits. The plan provides for the Partnership to make matching contributions up to 50% of the first 4% of salary deferred by employees. During the years ended December 31, 2012, 2011 and 2010, Partnership matching contributions were $34,000, $34,000, and $31,000, respectively.

(12) SALARIED DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its non-bargaining unit employees. This plan provides for the Partnership to make annual contributions to the 401(k) plan on behalf of participating employees. Contributions are based upon age, length of service, and other criteria on an annual basis, subject to annual limits. During the years ended December 31, 2012, 2011, and 2010 Partnership contributions were $133,000, $100,000, and $119,000, respectively.

(13) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes unaudited quarterly operating results for the years ended December 31, 2012, 2011, and 2010 (000’s omitted except per unit data):

		Gross Income	Net Income	Net Income (Loss)
	Revenues	(Loss)	(Loss)	per Class A Unit
2012
1st Quarter	$3,522	$836	$(8)	$0.00
2nd Quarter	745	213	(797)	(0.11)
3rd Quarter	6,254	1,169	296	0.04
4th Quarter	9,586	1,378	10	0.00

2011
1st Quarter	$2,487	$585	$49	$0.01
2nd Quarter	384	109	66	0.01
3rd Quarter	6,008	722	38	0.01
4th Quarter	9,115	1,402	559	0.07

2010
1st Quarter	$2,348	$372	$(25)	$0.00
2nd Quarter	626	48	(118)	(0.02)
3rd Quarter	4,702	453	(308)	(0.04)
4th Quarter	7,624	(284)	(1,036)	(0.14)

(14) CONCENTRATION RISKS

Market and customers.  In 2013, one customer will purchase a significant portion of the Partnership’s production. If the Partnership’s customer is unable to perform under the contracts or if the Partnership and the customer do not agree upon terms under which they will renew nut purchase contracts as they expire, the Partnership would be required to find alternative purchasers for its nuts.

Nut Purchase Agreements. In 2012, the Partnership had three nut purchase contracts, two lease agreements and one license agreement in 2012 with Mauna Loa. The nut purchase contracts are fixed price contracts effective January 1, 2012 with contract terms of one, two and three years, respectively and its payment terms are in accordance with Hershey’s standard payment terms. The two lease agreements and license agreement acquired in August 2010 contain market determined prices. The two lease agreements have a ninety-nine year term with sixty-six and sixty-eight years remaining. The license agreement has a term of fifty years with seventeen years remaining. The payment terms of the lease and license agreements are 30 days after the end of month delivery. The Partnership relies upon the financial ability of the buyer of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements. If the buyer was unable to pay for the macadamia nuts delivered by the Partnership to them it could result in the Partnership’s available cash resources being depleted. If the buyer was late in payment the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price. It is also possible that the Partnership might not be able to find a buyer for the nuts.

The three contracts effective January 1, 2012 of which one contract expired on December 31, 2012 have a fixed nut price. Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases as they arise.

Employees. As of December 31, 2012, the Partnership employed 284 people, of which 203 were seasonal employees. Of the total, 23 are in farming supervision and management, 249 in production, maintenance and agricultural operations, and 12 in accounting and administration.

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

(15) FIRE DAMAGE

In June and again in July 2012, wildfires caused widespread damage to agricultural crops in the Ka’u region. The fires resulted in damage to irrigation pipes and approximately 24 trees acres of the Partnership’s macadamia nut orchards in Ka’u. Repair to the irrigation system is approximately 95% complete. The Partnership incurred approximately $54,000 in costs relating to the fires. Approximately $29,000 of the incurred expenses was offset by the insurance recovery and approximately $26,000 of the claim was recorded as other income in 2012.

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

(16) PARTNERSHIP NAME CHANGE

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

(17) ACQUISITION

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

(18) SUBSEQUENT EVENTS

On December 12, 2012 the Partnership executed a lease agreement with Kukuau 688, LLC for lease of a 2,333 square feet office space in Hilo for its executives and accounting staff. The lease is effective March 1, 2013 for five years, with base rent of $2,375 per month and increases limited to 5% or less per year. In 2012, the Partnership leased office space from D. Buyers Enterprises, LLC (“DBE”), through September 10, 2012, at which date the office building was sold to Wainaku Ventures, LLC. On September 10, 2012, the Partnership was served notice by Wainaku Venture, LLC that it would terminate the office lease on March 10, 2013. The Partnership paid $45,000 and $15,000 for office rent in 2012 to DBE and Wainaku Ventures, LLC, respectively.

On February 6, 2013, Royal executed an office lease with Mitchell Land & Improvement Company, for lease of a 1,017 square feet office for Royal’s sales and support staff in Dana Point, California, effective April 1, 2013. The lease has a five year term with initial monthly rent of $2,542 and basic annual rent increase of 3%.

The asset purchase agreement with IASCO, dated June 22, 2010, includes a three year option allowing IASCO to reacquire the 2,750 acres of undeveloped lava rock land for $1.0 million. If the parcel was reacquired and sold by IASCO the first $500,000 in excess of $1.0 million exercise price was to be retained by IASCO, with any amount in excess of $1.5 million being split equally between IASCO and the Partnership. If the option was sold by IASCO, it was to receive the first $500,000 from such sale and the balance would be split equally between IASCO and the Partnership. On March 8, 2013, the Partnership sold the option parcel directly to a third party for $1.215 million and received net proceeds of $1.05 million after payment of closing costs, subdivision costs and a $10,000 fee to IASCO for cancellation of the option. A gain of $50,000 was recorded on the sale.

On March 26, 2013, the Board of Directors approved a cash distribution of $0.02 per Class A unit (a total of $150,000) payable on April 12, 2013 to unit holders of record as of March 29, 2013, which was approved by the lender.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2012, 2011, and 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures

The Partnership’s management has evaluated, under the supervision and with the participation of the Partnership’s Chief Executive Officer and the Chief Accounting Officer, the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the evaluation date, the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

(c)          Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Partnership’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors. Instead, the officers and directors of the Managing Partner perform all management functions for the Partnership.  Each director of the Managing Partner is appointed for a term of one year.  The non-executive Chairman of the Board of the Managing Partner serves in such capacity for a two-year term.  The Chairman of the Board has the business leadership experience that allows him to work with all the Board members to provide direction, control and evaluation of the operations of the Partnership.

The Board of Directors is comprised of members whose skill sets provide various knowledge of business in general (local, state and global), management of business, specialized knowledge of the Partnership’s business, knowledge and relationships within the local political arena and the ability to make a constructive contribution to the guidance of the direction of the Partnership.  The Board of Directors administers its risk oversight function through the Audit Committee.  The chairman of the Audit Committee has the qualification of being independent, financially literate and is a financial expert.  The Audit Committee meets quarterly with management and the Partnership’s independent auditors where the financial, environmental, legal and operational risks are presented and discussed.  The Audit Committee submits its report to the Board of Directors on a quarterly basis for full Board review.   Each officer of the Managing Partner is elected by the Board of Directors of the Managing Partner and is subject to removal by that board at any time.

On December 5, 2012, the Board of Directors of the Managing Partner approved the formation of a new committee, the Nominating, Governance and Compensation Committee (the “Combined Committee”), that combines into one committee the functions of the prior Nominating, Governance and Compensation Committees of the Board of Directors.  The Charter of the Combined Committee was adopted on March 13, 2013 and is included as an Exhibit to this Annual Report.  Mr. Bradford Nelson was appointed Chairman of the Committee and members of the Committee include Mr. John Kai, Mr. James Kendrick, Mr. Alan Kennett and Mr. Jeffrey Kissel.

A.  Identification of Directors

Barry W. Blank.  72 years old; director of the Managing Partner since December 2012; branch manager of the investment firm of Murphy & Durieu since 2010 and from 1998 until 2009; stock broker for Cantone Research from February 2009 until 2010; registered securities representative since 1968; served as director of several public and private corporations, including Empire Resources, Inc., and as an advisor to the board of directors of Bentley Pharmaceuticals.

John K. Kai.  47 years old; director of the Managing Partner since June 2004; member of the Audit Committee since March 2005; member of the Nominating, Compensation and Corporate Governance Committees from March 2005 to December 5, 2012; member of the Combined Committee since December 5, 2012; president of Pinnacle Investment Group, LLC since 1999; president of Pinnacle Media Group, LLC since 2002; branch manager and registered representative of First Allied Securities, Inc. since 2010; branch manager and registered representative of Commonwealth Securities, Inc. from 2006 to 2010.

James S. Kendrick.  65 years old; director of Managing Partner since June 2005 and non-executive Chairman of the Board of the Managing Partner since November 8, 2012; member of the compensation committee from September 6, 2012 to December 5, 2012; member of the Combined Committee since December 5, 2012; retired since 2007 after serving as a consultant to various food companies; Executive at Mauna Loa Macadamia Nut Corporation from 1983 to 1998.

E. Alan Kennett.  69 years old; director of Managing Partner since June 2005; member of the Audit Committee; member of the Nominating, Compensation and Corporate Governance Committees until December 5, 2012; member of the Combined Committee since December 5, 2012; retired since 2010 from Gay and Robinson Sugar Company where he was President and CEO from 1994 to 2010.

Jeffrey M. Kissel.  63 years old; director of Managing Partner since June 2005; member of the Audit Committee since June 2005 and chairman since March 2006; member of the Nominating, Compensation, Corporate Governance and Executive Committees until December 5, 2012; member of the Combined Committee since December 5, 2012; President of Hawaii Gas, formerly The Gas Company, LLC, since December 2007; President and CEO of Safe Renewables Corporation from October 2006 until December 2007; from 2003 to 2005 was CFO for Earth Tech, Inc.; held various positions during 1997 until 2003 with URS Corporation including vice president of budgeting and planning and CFO.

Bradford C. Nelson.  46 years old; director of the Managing Partner since October 2009; member of the Nominating, Compensation, Corporate Governance and Executive Committees until December 5, 2012; chairman of the Combined Committee since December 5, 2012; Chief Financial Officer and a Director of Seemorgh Investments, Inc. Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc. since January 2007 and has served as an officer and director of a group of companies owned by the Ebrahimi family in the United States of America, Europe and Asia since 2002.

Dennis J. Simonis.  56 years old; director of Managing Partner since August 2002; member of the Executive Committee until December 5, 2012; President and Chief Operating Officer of Managing Partner from August 2001 until December 2004, Chief Financial Officer from June 2001 to August 2001, and Chief Executive Officer since December 2004. President of Royal Hawaiian Macadamia Nut, Inc. since April 2008.

B.  Identification of Executive Officers of the Managing Partner

Dennis J. Simonis.  56 years old; president of Managing Partner since August 2001 and chief executive officer since December 2004. Formerly executive vice president and chief operating officer of Mauna Loa Macadamia Nut Corporation and Chief Financial Officer and President of DBE.

Scott C. Wallace.  57 years old; executive vice president sales and marketing since January 2012.

Randolph H. Cabral.  60 years old; senior vice president and orchard manager of Managing Partner since May 2000. Formerly senior vice president and orchard manager of KACI.

Jon Miyata.  52 years old; chief accounting officer of Managing Partner since February 2013.

C.  Identification of Certain Significant Employees

Not applicable

D.  Family Relationships

Not applicable

E.  Business Experience of Current Directors and Executive Officers

Current Directors of the Managing Partner.

Barry W. Blank.  Mr. Blank has served as a director since December 2012.  Mr. Blank has over 40 years of experience in the securities industry and brings to the board extensive experience and expertise in public and private markets and building stakeholder value.  He has been a registered securities representative since 1968 and has served as branch manager of the investment firm of Murphy & Durieu from 1998 to 2009 and from 2010 to current.  From February 2009 to 2010, Mr. Blank worked for Cantone Research as a stock broker.  Mr. Blank was a member of the American Stock Exchange from 1978 until it was acquired by the New York Stock Exchange.  He was a member of the New York Stock Exchange from 1981 until 2008.  He has managed underwritings for over 40 companies, including both private placement and public offerings.  He has served on the Phoenix Police Department as a police officer from 1969 until he retired with honors in 2007.  Mr. Blank has a B.S. in business administration degree from Fairleigh Dickinson University, M.S. degree in education administration from Hofstra University, and did post-graduate work at St. John’s University, New York and New York University.  He resides in Las Vegas, Nevada.

John K. Kai.  Mr. Kai has served as a director since June 2004.  Mr. Kai has served as president of Pinnacle Investment Group, LLC since 1999, president of Pinnacle Media Group, LLC, since 2002, and branch manager and registered representative of First Allied Securities, Inc. since 2010.  Mr. Kai was branch manager and registered representative of Commonwealth Securities, Inc. from 2006 to 2010.  Mr. Kai was the resident manager of the Hilo office of Paine Webber, Inc. and was with Merrill Lynch prior to Paine Webber, Inc.  Mr. Kai is a graduate of Sacramento City College and attended the University of the Pacific from 1983 to 1985.  Mr. Kai has served as a director of the Hawaii Island YMCA since 2012.  He served on the Board of Regents of the University of Hawaii and was a director of the Research Corporation of the University of Hawaii, the Hawaii Island Portuguese Chamber of Commerce and has served on several nonprofit boards in Hawaii.  Mr. Kai has experience and knowledge of global economics, equity markets, securities, financial instruments and is active in local and state government issues.  He resides in Hilo, Hawaii.

James S. Kendrick.  Mr. Kendrick has served as a director since June 2005.  Mr. Kendrick has over 37 years of experience in the food processing industry.  Prior to his retirement in 2007, Mr. Kendrick provided consulting services to various food companies, including Hamakua Macadamia Nut Company, Shade Foods and Mauna Loa Macadamia Nut Corp.  Mr. Kendrick held executive positions at Mauna Loa Macadamia Nut Corporation from 1983 to 1998, including Executive Vice President of Operations and President.  Between 1978 and 1983, he was the Manager of the Honolulu Dole Pineapple cannery.  Mr. Kendrick worked for Kraft Foods as an engineering manager.  He is a graduate of Northern Illinois University and Cornell’s Executive Development Program.  Mr. Kendrick provides a high degree of general manufacturing acumen and extensive macadamia growing, processing and marketing experience and expertise to the Partnership.  He currently resides in Villages, Florida.

E. Alan Kennett.  Mr. Kennett has served as a director since June 2005.  Mr. Kennett has worked in various executive capacities in the agriculture sector for over 40 years.  Mr. Kennett held executive positions at Gay and Robinson Sugar Company, Inc., including President and Chief Executive Officer, from 1994 until his retirement in 2010.  He held various positions in the Hawaii sugar industry with C. Brewer and Co., Ltd. between 1976 and 1994.  Prior to 1976, Mr. Kennett managed sugar operations in Africa, the United Kingdom and the West Indies.  He is a graduate of Walton Technical College and the Liverpool College of Technology and completed Cornell’s Executive Development Program.  Mr. Kennett has been active in numerous Hawaii non-profit organizations and has written several technical papers.  He possesses an in-depth knowledge of agricultural practices and management, particularly those in the state of Hawaii.  He currently resides in Blaine, Washington.

Jeffrey M. Kissel.  Mr. Kissel has served as a director since June 2005.  Mr. Kissel is the President and Chief Executive Officer of Hawaii Gas, formerly The Gas Company, LLC, where he has served since December 2007. He was the President and Chief Executive Officer of Safe Renewables Corporation, an established marketer and producer of “Biodiesel” a substitute for conventional petroleum diesel, located in Houston, Texas.  He was the Chief Financial Officer for Earth Tech Inc. from 2003 to 2005, a $1.5 billion global engineering and construction company and has held various financial executive positions in publicly traded companies since 1974.  From 1997 to 2003, Mr. Kissel was employed by URS Corporation as a vice president of planning and budgeting, and served as Chief Financial Officer for several URS Corporation divisions.  Mr. Kissel was President and principal shareholder of Hawaiian Communications between 1992 and 1997.  Prior to 1992 he worked with Tesoro, AON and Challenger Petroleum in the energy industry.  Mr. Kissel has senior management experience in both private and public companies and has a high level of financial expertise.  In January 2013 he was appointed to serve on the National Petroleum Council, by the Hon. Steven Chu, US Secretary of Energy.  He has a B.B.A. and M.B.A. from the University of Hawaii and currently resides in Honolulu, Hawaii.

Bradford C. Nelson.  Mr. Nelson has served as a director since October 2009.  He is the Chief Financial Officer and a Director of Seemorgh Investments, Inc., an entity owned by Mr. Fred Ebrahimi, the Partnership’s largest unitholder, currently owning about 51.2% of the Partnership’s Class A units.  Seemorgh manages all aspects of Mr. Ebrahimi’s finance and real estate holdings, including a large project in India called QuarkCity.  Mr. Nelson is a CPA and has served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined Mr. Ebrahimi’s companies.  He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver.  Mr. Nelson contributes global financial management experience and expertise and provides direct representation for the unit holders as he is an employee of the Partnership’s largest unit holder.  He resides in Thornton, Colorado.

Dennis J. Simonis.  Mr. Simonis has served as a director since August 2002, president of the Managing Partner since August 2001, chief executive officer since December 2004, and was formerly the executive vice president and chief financial officer. Mr. Simonis has served as President of Royal Hawaiian Macadamia Nut, Inc. since April 2008.  From 1993 to 2001, Mr. Simonis served in various capacities at Mauna Loa, including executive vice president and chief operating officer.  He serves as an officer of the Hawaii Macadamia Nut Association and has served on several nonprofit boards in Hawaii. He served from 1985-1993 as a vice president of Theo H. Davies & Co., Ltd. and worked as a senior auditor for Price Waterhouse between 1979 and 1985. Mr. Simonis has over 20 years of executive management experience within the Hawaii macadamia industry and possesses financial expertise and experience.  Mr. Simonis graduated magna cum laude with a B.S. in Accounting from Carroll College in Waukesha, Wisconsin and earned his C.P.A. certificate in 1983. He resides in Hilo, Hawaii.

Executive Officers Who Do Not Currently Serve as Directors.

Scott C. Wallace.  Mr. Wallace has served as executive vice president sales and marketing since January 2012.  He served as a director of the Managing Partner from June 2007 to December 2012.  Prior to his employment with the Managing Partner, Mr. Wallace did consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies.  He was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits from 2009 through 2011.  Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry.  From 2006 through 2009, he managed offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg and Company owned business.  Prior to joining SVP, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006.  Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2000.  He has also served in management capacities with Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985).  Mr. Wallace provides broad general management and executive level sales and marketing expertise.  Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.  He resides in Dana Point, California.

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

Jon Y. Miyata.  Mr. Miyata has joined the Partnership as its Vice President and Chief Accounting Officer since February 2013.  Mr. Miyata has 30 years of experience in financial management and accounting.  Prior to joining the Partnership, he was employed with HPM Building Supply where he served as senior vice president of Distribution Operations from 2007 to 2012 and vice president and chief financial officer from 1999 to 2006.  Mr. Miyata formed The Termite Mesh Company, and served as President and RME from 1999 to 2010.  From 1992 to 1999, he served as the Controller of M. Sonomura Contracting Company.  Prior to that, Mr. Miyata worked at Coopers and Lybrand from 1984 to 1992, where he was a business assurance senior manager.  He holds a Bachelors of Arts in Accounting and Finance from the University of Hawaii.  He resides in Hilo, Hawaii.

Board Meetings and Committees; Special Meeting Attendance.  During 2012, five meetings of the Board of Directors were held.  Each director attended at least 75% of the meetings of the Board and of all committees of the Board on which he served during 2012.  The Partnership does not have a policy with respect to Board members attendance at special meetings of partners.

Executive Session.  The executive session, a meeting of non-management directors, is presided over by Jeffrey Kissel who can be communicated with by e-mail at jeffreykissel@gmail.com.

Communications with the Board

Unitholders and others may send written communications directly to the Board, addressed to: Board of Directors of Royal Hawaiian Resources, Inc., 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720.  Any such communication may be directed to the attention of the Chairman of the Board or the Chair of any Board Committee or to the non-management or independent directors.  Unitholders and others sending such communications should include the following in their written communication: (a) such persons should identify himself/herself/itself/themselves, and if a unitholder, provide reasonably satisfactory proof of their ownership of the Partnerships units; (b) such persons should state in reasonable detail and communicate with reasonable clarity and specificity their issue or concern; and (c) such persons should include their contact information (at a minimum, phone number and address).  However, nothing that is stated in this paragraph shall override any requirements imposed on any communications under the Partnership Agreement (as amended) or other governing documents or by any law, rule or regulation.

Audit Committee Report.

The following Audit Committee Report should not be deemed filed or incorporated by reference into any other Company filings under the United States Securities Act of 1933, as amended, or under the United States Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the Report by reference.

Effective March 2, 2006, Jeffrey Kissel was appointed chairman of the Audit Committee.  The members of the Audit Committee in 2012 were Mr. Jeffrey Kissel, Mr. Alan Kennett and Mr. John Kai.  The Board of Directors has determined that each member of the Audit Committee is independent in accordance with NYSE rules and each member is financially literate, and Mr. Kissel qualifies as a financial expert.  The Partnership has adopted standards for independence and said standards are in the Partnership’s Corporate Governance Guidelines at the Partnership’s website www.royalhawaiianorchards.com and www.mlmacadamia.com.  The Audit Committee met four times in 2012 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  All members were in attendance at each quarterly meeting.

The Audit Committee has discussed with the independent registered public accountants, Accuity LLP, the matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communication With Those Charged With Governance), as may be modified or supplemented, as amended and as required by S-X Rule 2-07.

The Audit Committee has discussed with Accuity their independence and whether Accuity’s provision of non-audit related services is compatible with maintaining Accuity’s independence from management and the Partnership and has received from Accuity the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as may be modified or supplemented, including written materials addressing the internal quality control procedures of Accuity.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2012 with management and the independent auditors of the Partnership.  Based upon the above-mentioned reviews and discussions the Audit Committee has recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

Respectfully submitted by the current members of the Audit Committee,

Jeffrey M. Kissel	Audit Committee Chairman

John Kai	Audit Committee Member

E. Alan Kennett	Audit Committee Member

Audit Committee Charter.   The Audit Committee Charter is available by request and on the Partnership’s website at www.royalhawaiianorchards.com and www.mlmacadamia.com.

Audit Committee Pre-Approval Policy.   The Audit Committee Pre-Approval Policy is available by request and on the Partnership’s website.

Ethics.  The “Code of Business Conduct and Ethics”, which applies to principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions and all employees of the Partnership, is available by request and on the Partnership’s website.

Corporate Governance Guidelines.  The Corporate Governance Guidelines are available by request and on the Partnership’s website.

Committees Prior to December 5, 2012.  Prior to December 5, 2012, in addition to an Audit Committee, the Partnership had the following Board committees:  Nominating Committee, Governance Committee, Compensation Committee and Executive Committee.  The functions of the pre-December 5, 2012 Nominating, Compensation and Executive Committees are described below.

Nominating Committee.  The Partnership formed a Nominating Committee and the charter was adopted in May 2005.  The members of the Nominating Committee are independent under Section 15A(a) of the Exchange Act.  Unitholders may recommend candidates for the Board of Directors by submitting such recommendation in writing to the Partnership.  Until December 5, 2012, the members of the Nominating Committee were Mr. John Kai, Mr. Jeffrey Kissel, Mr. Bradford Nelson and Mr. E. Alan Kennett.  The factors considered for a Director of the Partnership, whether submitted by the Nominating Committee or a Unitholder, are (1) professional qualification, (2) number of other boards on which the candidate serves, (3) other business and professional commitments, (4) the need of the Board of Directors for having certain skills and experience, and (5) the diversity of the directors then comprising the Board.  The Nominating Committee evaluates a candidate based upon the factors described above and based upon a written resume and then the CEO and Nominating Committee interview the candidate.  The Nominating Committee determines whether or not to recommend the candidate to the Board of Directors.

Compensation Committee.  The Partnership formed a Compensation Committee and the charter was adopted in May 2005.  The members of the Compensation Committee are independent under Section 15A(a) of the Exchange Act. Until December 5, 2012, the members of the Compensation Committee were Mr. John Kai, Mr. Jeffrey Kissel, Mr. Bradford Nelson and Mr. E. Alan Kennett.  The Compensation Committee determines the executive and director compensation based upon the Partnership’s financial performance, the executive’s performance and market conditions.  The Compensation Committee recommends the level of compensation for the executive officers to the Board of Directors for its determination.  The Compensation Committee is solely responsible for the recommendation of executive officers salary, bonus and benefit compensation.  The Compensation Committee has not utilized compensation consultants in determining or recommending the amount or form of executive or director compensation.  The CEO/President provides recommendations to the Compensation Committee for those executive officers which report directly to him.

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation Committee until December 5, 2012 were Messrs. Kai, Kissel, Nelson and Kennett.  Since December 5, 2012, the members of the Combined Committee (which performs the functions previously performed by the Compensation Committee) are Messrs. Kai, Kissel, Nelson, Kennett and Kendrick.  No member of the Compensation Committee or of the Combined Committee was an officer or employee or former officer for the Partnership or the General Partner or had any relationship requiring disclosure under Item 404 of Regulation S-K.

Executive Committee.  The Partnership formed an Executive Committee and the charter was adopted in March 2011.  Until December 5, 2012, the members of the Executive Committee were Mr. Jeffrey Kissel, Mr. Bradford Nelson and Mr. Dennis Simonis.  Mr. Wallace was a member of the Executive Committee until he was appointed as executive vice president of sales and marketing in January 2012.  The Executive Committee assisted the Board of Directors in fulfilling its responsibilities by exercising limited powers and authority when the Board was unable or unavailable to act as a whole body, or when the Board has requested that the Committee assume responsibility for a specific project.

Board Committees After December 5, 2012.  Since December 5, 2012, in addition to the Audit Committee, the Partnership has the following standing Board Committee:

Nominating, Governance and Compensation Committee.  This new Combined Committee has the functions of the Nominating, Governance and Compensation Committees that existed prior to December 5, 2012 as described in the Combined Committee’s charter.  The members of the new Combined Committee are:  Mr. James Kendrick, Mr. E. Alan Kennett, Mr. John Kai and Mr. Jeffrey Kissel, with Mr. Bradford Nelson serving as Chairman of the Committee.  The charter for the Combined Committee was adopted on March 13, 2013 and is available by request and on the Partnership’s website.

Executive Committee.  Upon formation of the new Combined Committee, the Executive Committee was discontinued.

F.  Section 16 Disclosure

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of Royal Hawaiian Resources, Inc., the Managing Partner of Registrant (a “Reporting Person”), are required to report their ownership and changes in ownership of Class A Depositary Units to the United States Securities and Exchange Commission, and Registrant.  Based on reporting forms submitted to Registrant, to the best knowledge of the Partnership no Reporting Person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2012.

ITEM 11.  EXECUTIVE COMPENSATION

A.  Compensation Discussion and Analysis

As a publicly traded limited partnership we operate under our limited partnership agreement.  Royal Hawaiian Resources, Inc., as our Managing Partner, directs, controls and manages all of its activities.  The Managing Partner is a wholly owned subsidiary of the Partnership.  Prior to 2013, the officers of RHR were employed under the Partnership, however, effective January 1, 2013, such officers are employed with RHR.  RHR receives no fees from the Partnership.  All costs of managing the Partnership are reimbursed by the Partnership, as provided in Section 4.5 of the Partnership Agreement.  The Combined Committee, comprised of independent directors, sets the compensation philosophy and structure for executive officers of the Partnership.  Compensation arrangements, including salaries, incentives and other benefits are recommended by the Combined Committee and approved by the board of directors of the general partner.  Executive officers are:

Dennis J. Simonis — President and Chief Executive Officer

Scott C. Wallace — Executive Vice President Sales and Marketing

Randolph H. Cabral — Senior Vice President Operations

Jon Y. Miyata — Vice President and Chief Accounting Officer

Overview of Compensation Philosophy and Programs

Executive compensation programs are designed and administered by the Board of Directors of the Managing Partner.  Through the execution of its charter, the Nominating, Governance, and Compensation Committee recommends to the Board of Directors, all of the forms of compensation for named executive officers, including base salary, bonus plan and defined contribution plan and related goals.  Executive compensation is determined by the Committee and approved by the Board of Directors based upon the Partnership’s financial performance, the personal performance of the executive and by market conditions.  It is the Committee’s intention to set totals for the executive officers for cash compensation sufficiently high enough to attract and retain a strong motivated leadership team.  The Board of Directors has the discretion to terminate or modify incentive plans and adjust or disapprove executive bonus payouts.  The Board of Directors can approve discretionary incentives based upon individual performance in their area of responsibility.

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

Short-term Incentive Plan

The short-term executive incentive plan is performance based.  The program provides for incentives based upon equal weighting of (1) financial performance as measured by Net Income against Operating

Plan and (2) Individual Performance as measured by the achievement of strategic objectives and personal contribution to the company’s success.  Each component is measured against financial targets and company objectives set at the beginning of the year as approved by the Board of Directors based on the Operating and Strategic Plans.  Guideline rates are established between 10% and 35% of the employee’s base salary.  No bonus will be earned if the Partnership performance is below 50% of the required net income (loss).  If the bonus performance measures are exceeded then the percentage increase is determined and the bonus is increased by that percentage.  The bonus is limited to a maximum of 200% of the target bonus and bonuses to all executives and non-executives cannot exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

The short-term non-executive incentive plan is performance based.  The program provides for incentives based upon net consolidated income (loss) from the operating plan, which are approved by the Board of Directors, with guideline rates established between 3% and 6% of the employee’s base salary.  No bonus will be earned if the Partnership performance is below 50% of the required net income (loss).  If the bonus performance measures are exceeded then the percentage increase is determined and the bonus is increased by that percentage.  The bonus is limited to a maximum of 200% of the target bonus and bonuses to all executives and non-executives cannot exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

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

Employment and Severance Agreements

On October 27, 2009 the Partnership entered into employment agreements with three of its executives, two of which are currently employed by the Managing Partner.  These agreements provide that the Partnership shall employ each individual for a minimum term of twenty-four (24) months (principal executive officer, Dennis J. Simonis) or eighteen (18) months (named executive officer, Randolph H. Cabral) on a rolling basis.  Thus, the employment agreements shall always have twenty-four (24) or eighteen (18) months to run based upon the employee.  Either the Partnership or the employee has the right to terminate the employment agreement such that the employment agreement shall terminate at the end of either twenty-four (24) or eighteen (18) months based upon which employment agreement is terminated.  All current benefits provided by the Partnership shall remain in effect.  The employment agreement provides for severance should the employees be terminated Without Cause or if they should resign for Good Reason as defined in the agreements.  The agreements include limited covenants not to compete and for non-disclosure of confidential information.

The total severance which would be payable under the agreements to Dennis J. Simonis, President and CEO is the equivalent of 24 months of base pay or $536,000 or less based upon the IRS limitation at the time of severance, 18 months of base pay or $222,000 for Randolph H. Cabral, Senior Vice President Operations.

The Partnership is committed to maximizing unit holder value, and dedicated to attracting and retaining the necessary talent to accomplish this objective.  The compensation philosophy is designed to directly align the interests of unit holders and employees through compensation programs that will reward employees for performance that builds long-term unit holder value.

On January 1, 2012, Scott C. Wallace, a former director of the General Partner, was hired by the Partnership for the position of executive vice president of sales and marketing.  He is responsible for establishing and directing the marketing and sales activities of the Partnership. His compensation includes base salary of $250,000 per annum and a vehicle allowance of $1,000 per month.  His employment offer letter does not provide for a guaranteed term of employment but requires the payment of a minimum severance benefit of six months of base pay, or $125,000, in the event his employment is involuntarily terminated for other than Just Cause. He is eligible to participate in the short-term executive compensation plan under which his bonus, if any, will be determined at the discretion of the Board of Directors of the Managing Partner and standard benefits in accordance with Partnership’s benefit policies.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1),(2),(3),(4)	Total ($)

Dennis J. Simonis	2012	268,000	—	38,520	306,520
President and CEO	2011	268,000	112,500	29,084	409,584

Scott C. Wallace	2012	250,000	40,000	32,000	322,000
Exec Vice President

Randolph H. Cabral	2012	148,000	30,000	19,837	197,837
Sr Vice President	2011	141,000	42,400	7,337	190,737

Wayne W. Roumagoux	2012	139,000	—	9,942	148,942
Former VP & CFO *	2011	124,000	29,700	3,695	157,395

Bruce R. Clarke	2012	71,000	—	50,000	121,000
Former Sr. VP & CFO **

* Mr. Roumagoux retired on November 13, 2012 and returned as interim CFO on December 12, 2012.  He subsequently retired on February 20, 2013.

** Mr. Clarke’s employment commenced on August 20, 2012.  He resigned on December 11, 2012.

(1) Includes Partnership contribution to the defined contribution plan

	Simonis	Cabral	Roumagoux
2012	18,520	19,837	9,942
2011	10,084	7,337	3,695

(2) Includes Director fees earned or paid in cash by the Partnership

	Simonis	Wallace
2012	20,000	20,000
2011	19,000	—

(3) Includes automobile allowance provided by the Partnership

Wallace
2012	12,000

(4) Represents separation pay

Clarke
2012	50,000

B.  No Option, SAR, Long-term Incentive or Pension Plans

Neither the Managing Partner nor the Partnership presently has option plans, SAR plans, or long-term incentive plans.  All salaried employees participate in a defined contribution plan and other benefit plans administered by the Partnership.  Prior to 2013, the officers of the Managing Partner were employees of the Partnership and effective January 1, 2013, the officers are employees of the Managing Partner.  The Partnership and the Managing Partner do not have a defined benefit plan for non-bargaining employees. As such, neither the Managing Partner nor the Partnership is responsible for making any payments on the retirement of any of its present executive officers.

C.  Employment Contracts and Termination Agreements

The Managing Partner has employment agreements with certain of its executive officers. None of these agreements provide payments triggered solely by a change of control of the Partnership. For further information see Item 11A Executive Compensation, Employment and Severance Agreements.

D.  Compensation of Executive Officers

Prior to December 5, 2012, executive compensation was reviewed and determined by the Compensation Committee and recommended to the Board of Directors which has approval responsibility.  Subsequent to December 5, 2012, the Combined Committee reviews and determines executive compensation.  The executive officers are:  Mr. Simonis, who has served as its chief executive officer and president since December 2004, president since August 2001 and chief financial officer from May 2001 until August of 2001; Mr. Cabral, has served as senior vice president and orchard manager since May 2000; Mr. Miyata, has served as chief accounting officer since February of 2013 and Mr. Wallace, has served as executive vice president sales and marketing since January 2012.  These officers’ salary and guideline bonus percentage are administered under the salary policies established and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net consolidated income (loss) for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.  The Board of Directors can approve discretionary incentives.

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

Nominating, Governance and Compensation Committee Report

The following Nominating, Governance and Compensation Committee Report should not be deemed filed or incorporated by reference into any other Company filings under the United States Securities Act of 1993, as amended, or under the United States Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this Report by reference.

The Compensation Committee was comprised of four directors, Mr. Kissel, Mr. Kai, Mr. Kennett and Mr. Nelson, from January 1, 2012 through September 6, 2012 and the same four directors plus Mr. Kendrick from September 6, 2012 through December 5, 2012.  Since December 5, 2012, the newly formed Combined Committee performs the functions previously performed by the Compensation Committee.  This Committee is comprised of the same five directors who comprised the former Compensation Committee, with Mr. Nelson serving as Chairman.  The Board of Directors has determined that each of these directors meets the criteria for independence under the Partnership’s Corporate Governance Guidelines.

The Combined Committee has discussed the above Compensation Discussion and Analysis for the fiscal year 2012 with management.  Based on this review and discussion, the Combined Committee recommended to its Board of Directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for fiscal year 2012.

Respectfully submitted by members of the Nominating, Governance and Compensation Committee,

Bradford Nelson	Chairman

E. Alan Kennett	Member

John Kai	Member

Jeffrey Kissel	Member

James Kendrick	Member

E.  Director Compensation

Directors of the Managing Partner presently receive a quarterly retainer of $3,750 and a meeting fee of $1,000 per meeting.  Members of the Managing Partner’s Audit Committee receive a meeting fee of $1,000 per meeting with the chairman of the Audit Committee receiving an additional $750 per meeting.  The non-executive Chairman of the Board receives an additional $3,000 per meeting.  Members of the Managing Partner’s Nominating, Governance, and Compensation Committee receive a meeting fee of $1,000 with the chairman of this Committee receiving an additional $1,000 per meeting. There are no other agreements or arrangements, including no stock or stock option plans, between the Managing Partner and its directors.

	Director Compensation Table
Name	Fees Earned or Paid in Cash ($) (1)	Total ($)

Barry W. Blank	2,250	2,250
John K. Kai	25,000	25,000
James S. Kendrick	24,000	24,000
E. Alan Kennett	25,000	25,000
Jeffrey M. Kissel	28,000	28,000
Bradford C. Nelson	22,000	22,000
Dennis J. Simonis	20,000	20,000
Scott C. Wallace	20,000	20,000

(1)  Fees earned or paid in cash

Name	Retainer ($)	Meeting Fee - Board of Directors ($)	Meeting Fee - Chairman of the Board ($)	Meeting Fee - Audit Committee ($)	Chairman Fee - Audit Committee ($)	Meeting Fee - combined Nominating, Governance, and Compensation Committee ($) **	Chairman Fee - combined Nominating, Governance, and Compensation Committee ($) **	Total ($)

Barry W. Blank ***	1,250	1,000	—	—	—	—	—	2,250
John K. Kai	15,000	5,000	—	4,000	—	1,000	—	25,000
James S. Kendrick *	15,000	5,000	3,000	—	—	1,000	—	24,000
E. Alan Kennett	15,000	5,000	—	4,000	—	1,000	—	25,000
Jeffrey M. Kissel	15,000	5,000	—	4,000	3,000	1,000	—	28,000
Bradford C. Nelson	15,000	5,000	—	—	—	1,000	1,000	22,000
Dennis J. Simonis	15,000	5,000	—	—	—	—	—	20,000
Scott C. Wallace	15,000	5,000	—	—	—	—	—	20,000

* Chairman of the Board was appointed in November 2012.

** The combined Nominating, Governance, and Compensation Committee was established in December 2012.

*** Mr. Blank, appointed director in December 2012, was paid a prorata retainer and attended one Board of Directors meeting in 2012.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

As of March 20, 2013, and subsequent to that date to the date of this report, Barry W. Blank, a director of the Managing Partner owned more than 1% of the Class A Units.  No executive officer of the Managing Partner owned more than 1% of the Class A Units.

The table below sets forth certain information concerning those persons known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Class A Units as of March 20, 2013.

		Percent
	Class A	of
Name of	Units	Class A
Beneficial Owner	Owned	Units
Farhad Fred and Mary Wilkie Ebrahimi	3,863,376	51.5%
Husband and Wife
283 Columbine Street, Suite 117
Denver, CO 80206

Barry W. Blank Living Trust	586,634	7.8%
2777 Paradise Road
Las Vegas, NV 89019

The table below sets forth certain information as to the Class A Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of December 31, 2012.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units
Barry W. Blank	586,634	7.8%
Randolph H. Cabral	100	*
John K. Kai	1,000	*
James S. Kendrick	1,500	*
E. Alan Kennett	—	*
Jeffrey M. Kissel	3,239	*
Dennis J. Simonis	6,750	*
Brad Nelson	5,168	*
Jon Y. Miyata	—	*
Scott C. Wallace	—	*
All directors and executive officers as a group (10 persons)	604,391	8.06%

*Less than 1%

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)  General

Partnership employs director

Effective January 1, 2012, Scott C. Wallace, a director of the Managing Partner, was hired by the Partnership as its Executive Vice President of Sales and Marketing pursuant to an employment letter which provides for a salary of $250,000 per annum and other compensation. For further information see Item 11 Executive Compensation, A. Compensation Discussion and Analysis, Employment and Severance Agreements.  He is eligible to participate in the short-term executive compensation plan and standard benefits in accordance with Partnership’s benefit policies.  Mr. Wallace resigned as director in December 2012.

Separation agreement with Chief Financial Officer

Bruce R. Clarke was the Senior Vice President and Chief Financial Officer of the Partnership from August 20, 2012 to December 10, 2012.  On December 11, 2012, Mr. Clarke’s employment ceased and he executed a Separation Agreement under which he was paid separation pay of $50,000 and was allowed to continue to participate in the health insurance benefit plan of the Partnership through March 2013.

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

Director Independence

The Board of Directors has determined that each member of the Board of Directors is independent in accordance with NYSE rules except for Dennis J. Simonis.  The other members of the Board of Directors John K. Kai, James S. Kendrick, E. Alan Kennett, Bradford C. Nelson, Jeffrey M. Kissel and Barry Blank are independent under the NYSE independence standards.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures.  Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from the Partnership.  In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the years ended December 31, 2012, 2011 and 2010.

Audit Fees.   Fees billed by the Independent Registered Public Accounting Firm (Accuity LLP) during 2012 and 2011 for the audit of the Partnership’s consolidated financial statements included on Form 10-K and review of consolidated financial statements included on Form 10-Q amounted to $102,000 and $103,000 in 2012 and 2011, respectively.  The audit fees for the audit of the Partnership’s annual consolidated financial statements and review of consolidated financial statements included in the Partnership’s Form 10-K for the year ended December 31, 2012, were approved by the Partnership’s audit committee.

Audit Related Fees.  There were no audit related fees for 2012 and 2011.

Tax Fees.  The Partnership’s audit committee is required to pre-approve fees paid to its Independent Registered Public Accounting Firm for tax services.  At this time, the Partnership does not use its Independent Registered Public Accounting Firm for tax services.

PART IV

ITEM 15.                 EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

A.            List of Documents Filed as a Part of this Report

1.              Consolidated Financial Statements.  See Index to Consolidated Financial Statements at page 33 of this Form 10-K.

2.              Consolidated Financial Statement Schedules.  None required.

3.              Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Agreement of Limited Partnership of ML Macadamia Orchards, L.P., dated March 10, 2008 (a)

3.2	Form of Class A Certificate of Limited Partnership as filed with the Secretary of State of Delaware. (b)

3.3	Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware. (b)

3.4	Amended and Restated Agreement of Limited Partnership of Royal Hawaiian Orchards, L.P. (w)

10.5	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa. (b)

10.9	Farming Lease between KACI and MLO dated as of July 1, 1989. (c)

10.11	Farming Lease between MKACI and MLO dated as of July 1, 1989. (c)

10.13	Cash Flow Warranty Agreement among KACI, MKACI and Registrant dated as of July 1, 1989. (c)

10.22	Assignment of Partial Interest in Lease No. 15,020 and consent from MLO to Registrant. (c)

10.23	Assignment of Partial Interest in Lease No. 16,859 and consent from MLO to Registrant. (c)

10.24	Assignment of Partial Interest in Lease No. 20,397 and consent from MLO to Registrant. (c)

10.25	Assignment of Lease from MLO to Registrant relating to Lease from the Trustees of the Bishop Estate. (c)

10.27	Lease from the Trustees of the Bishop Estate to MLO. (c)

10.28	Lease No. 15,020 from the Trustees of the Bishop Estate to MLO. (c)

10.29	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate. (c)

10.30	Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI). (c)

10.31	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate. (c)

10.32	Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (c)

Exhibit
Number	Description
10.33	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL. (c)

10.35	Lease from the Trustees of the Bishop Estate to Mauna Loa. (c)

10.38	Co-ownership and Partition Agreement between KACI and MLO relating to Lease Nos. 15,020 and 16,859. (c)

10.47	Restated Kaiwiki Orchards Farming lease between Registrant and MKACI dated February 26, 1997. (d)

10.48	Credit Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (e)

10.49	Security Agreement between Registrant and Pacific Coast Farm Credit Services, PCA dated May 1, 2000 (e)

10.57	Macadamia Nut Purchase Contract between Mauna Loa Macadamia Nut Corporation and the Partnership dated June 1, 2006 effective January 1, 2006. (f)

10.61	Fourth Amendment and Restated Credit Agreement dated March 14, 2008. (g)

10.62	Fifth Amendment to Amended Restated Credit Agreement dated April 25, 2008. (h)

10.62	Second Amended and Restated Credit Agreement dated July 8, 2008. (i)

10.63	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated July 9, 2008. (i)

10.65	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated March 23, 2009. (j)

10.66	Commitment Letter to extend Revolving Line of Credit Maturity Date dated March 25, 2009. (j)

10.67	First Amendment to Revolving Loan Promissory Note dated June 30, 2009. (k)

10.68	Term Loan Promissory Note dated June 30, 2009. (k)

10.69	Third Amended and Restated Credit Agreement dated June 30, 2009. (k)

10.70	Third Supplemental Security Agreement dated June 30, 2009. (k)

10.71	Addendum to Mauna Loa Macadamia Nut Purchase Agreement dated December 22, 2009. (l)

10.72	Commitment Letter dated March 5, 2010 to extend Revolving Line of Credit Maturity. (m)

10.73	Asset Purchase Agreement by and between ML Macadamia Orchards, L.P. and IASCO dated June 22, 2010. (n)

10.74	Second Amendment to Revolving Loan Promissory Note entered into on June 28, 2010 effective on June 29, 2010. (o)

10.75	Third Amendment to Revolving Loan Promissory Note entered into on July 23, 2010 effective on July 15, 2010. (p)

10.76	Fourth Amendment to Revolving Loan Promissory Note entered into on July 15, 2010 (q)

10.77	Term Loan Promissory Note dated July 15, 2010. (q)

10.78	Fourth Amended and Restated Credit Agreement dated July 15, 2010. (q)

Exhibit
Number	Description
10.79	Fourth Supplemental Security Agreement dated July 15, 2010. (q)

10.80	Macadamia Nut Purchase Agreement “A” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., signed on January 31, 20 11. (r)

10.81	Macadamia Nut Purchase Agreement “B” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., signed on January 31, 20 11. (r)

10.82	Macadamia Nut Purchase Agreement “C” between Mauna Loa Macadamia Nut Corporation and ML Macadamia Orchards, L.P., signed on January 31, 20 11. (r)

10.83 *	Employment Agreements dated October 27, 2009 with Messrs Dennis Simonis, Wayne Roumagoux and Randolph Cabral. (s)

10.84	First Amendment to Fourth Amended and Restated Credit Agreement dated March 7, 2011. (s)

10.85	Agricultural License Agreement, dated September 12, 1979 with Mauna Loa Macadamia Nut Corporation (I ASCO Orchards). (t)

10.86	Agricultural Lease Agreement, dated September 12, 1979 with Mauna Loa Macadamia Nut Corporation (I ASCO Orchards). (t)

10.87	Agricultural Lease Agreement, dated September 21 1981 with Mauna Loa Macadamia Nut Corporation (I ASCO Orchards). (t)

10.88 *	Employment Offer Letter dated December 6, 2011 with Mr. Scott Wallace. (u)

10.89	Supply Agreement dated January 15, 2010 with Western Export Services, Inc. (u)

10.90	Amended and Restated Supply Agreement dated March 22, 2012 with Western Export Services, Inc. (u)

10.91	Fifth Amendment to Revolving Loan Promissory Note. (v)

10.92	Second Amendment to Fourth Amended and Restated Agreement. (v)

10.93	Macadamia Nut Processing Agreement, ML Macadamia Orchards, L.P. & Buderim Macadamias of Hawaii, LLC. (v)

10.94+	Royal Hawaiian Resources, Inc. Charter of the Nominating, Governance, and Compensation Committee of the Board of Directors

10.95+*	Confidential Separation, Waiver, and Release Agreement between Royal Hawaiian Orchards, L.P. and Mr. Bruce Clarke.

11.1+	Statement re: Computation of Net Income per Class A Unit

31.1+	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer

31.2+	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Financial Officer

32.1+	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2+	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit
Number	Description
101 **

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2012 of Royal Hawaiian Orchards, L.P., formatted in XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

+ filed herewith

* Compensation Arrangement.

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

(e)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed May 8, 2000.

(f)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed June 5, 2006.

(g)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed March 20, 2008.

(h)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed May 5, 2008.

(i)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed July 14, 2008.

(j)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed March 30, 2009.

(k)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, Commission file No. 001-09145, filed July 10, 2009.

(l)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed December 24, 2009.

(m)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed March 17, 2010.

(n)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed June 28, 2010.

(o)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed July 1, 2010.

(p)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed July 29, 2010.

(q)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed August 11, 2010.

(r)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed February 3, 2011.

(s)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 10-K, commission file No. 001-09145, filed March 16, 2011.

(t)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 10-Q, commission file No. 001-09145, filed November 9, 2011.

(u)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 10-K, commission file No. 001-09145, filed March 28, 2012.

(v)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed July 16, 2012.

(w)	Incorporated by reference to the corresponding Exhibit previously filed as Exhibit to Registrant’s Form 8-K, commission file No. 001-09145, filed October 4, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	ROYAL HAWAIIAN RESOURCES, INC.
(Managing General Partner)

	By:	/s/ Dennis J. Simonis
Dennis J. Simonis
Principal Executive Officer
(and Duly Authorized Officer)

	By:	/s/ Jon Y. Miyata
Jon Y. Miyata
Principal Accounting Officer
Principal Financial Officer

Dated: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

ROYAL HAWAIIAN RESOURCES, INC.

Signature		Title

/s/	Dennis J. Simonis	President and Chief Executive Officer
	Dennis J. Simonis	Principal Executive Officer
Director

/s/	Jon Y. Miyata	Chief Accounting Officer
	Jon Y. Miyata	Principal Accounting Officer

/s/	Barry W. Blank	Director
Barry W. Blank

/s/	John Kai	Director
John Kai

/s/	James S. Kendrick	Director
James S. Kendrick

/s/	E. Alan Kennett	Director
E. Alan Kennett

/s/	Jeffrey M. Kissel	Director
Jeffrey M. Kissel

/s/	Bradford C. Nelson	Director
Bradford C. Nelson

EXHIBIT INDEX

Exhibit

10.94	Royal Hawaiian Resources, Inc. Charter of the Nominating, Governance, and Compensation Committee of the Board of Directors
10.95	Confidential Separation, Waiver, and Release Agreement Between Royal Hawaiian Orchards, L.P. and Mr. Bruce Clarke *
11.1	Statement re: Computation of Net Income per Class A Unit
31.1	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Executive Officer
31.2	Form of Rule 13a - 14(a) [Section 302] Certification — Chief Accounting Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Accounting Officer
101 **

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2012 of Royal Hawaiian Orchards, L.P., formatted in XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Compensation Arrangement

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.