Form 10-Q
period 2013-03-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2013-05-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant’s telephone number, including area code: (808) 969-8032

Registrant’s website:  www.royalhawaiianorchards.com

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

As of May 14, 2013, Registrant had 7,500,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

Item 1. Unaudited Consolidated Financial Statements

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2013	2012	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$369	$102	$261
Accounts receivable	967	1,987	5,786
Inventories	1,894	595	1,351
Deferred farming costs	1,572	1,025	—
Other current assets	419	394	360
Total current assets	5,221	4,103	7,758
Land, orchards and equipment, net	46,419	49,430	48,027
Intangible assets, net	532	493	556
Deferred fees	—	154	—
Total assets	$52,172	$54,180	$56,341

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Short-term borrowings	—	—	2,400
Accounts payable	538	646	1,121
Cash distributions payable	150	—	—
Accrued payroll and benefits	700	649	1,031
Other current liabilities	106	59	160
Total current liabilities	2,544	2,404	5,762
Non-current pension benefits	713	588	713
Long-term debt	6,650	7,612	6,825
Deferred income tax liability	1,034	1,041	1,039
Total liabilities	10,941	11,645	14,339
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	41,508	42,777	42,286
Accumulated other comprehensive loss	(358)	(323)	(365)
Total partners’ capital	41,231	42,535	42,002
Total liabilities and partners’ capital	$52,172	$54,180	$56,341

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2013	2012
Macadamia nut sales	$1,414	$3,203
Contract farming revenue	375	319
Branded product sales	206	—
Total revenues	1,995	3,522
Cost of goods and services sold
Cost of macadamia nut sales	1,112	2,400
Cost of contract farming services	348	286
Cost of branded product sales	269	—
Total cost of goods and services sold	1,729	2,686
Gross income	266	836
General and administrative expenses	818	652
Operating income (loss)	(552)	184
Interest expense	(144)	(163)
Other income	83	—
Income (loss) before income taxes	(613)	21
Income tax expense	15	29
Net (loss)	(628)	(8)

Other comprehensive income, net of tax
Amortization of prior service cost	2	2
Amortization of actuarial loss	5	4
Defined benefit pension plan	7	6
Other comprehensive income, net of tax	7	6
Comprehensive (loss)	$(621)	$(2)

Net (loss) per Class A Unit	$(0.08)	$0.00

Cash distributions per Class A Unit	$0.02	$0.00

Class A Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2013	2012

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	42,286	42,785
Accumulated other comprehensive loss	(365)	(329)
	42,002	42,537

Allocation of net (loss):
Class A limited partners	(628)	(8)
	(628)	(8)

Cash distributions:
Class A limited partners	(150)	—
	(150)	—

Other comprehensive income:
Change in pension and severance obligations	7	6
	7	6

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	41,508	42,777
Accumulated other comprehensive loss	(358)	(323)
Total partners’ capital	$41,231	$42,535

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Cash received from goods and services	$6,894	$6,548
Cash paid to suppliers and employees	(5,193)	(4,086)
Interest paid	(89)	(162)
Net cash provided by operating activities	1,612	2,300

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,106	—
Purchase of property and equipment	(35)	(27)
Net cash provided by (used in) investing activities	1,071	(27)

Cash flows from financing activities:
Proceeds from drawings on line of credit	400	—
Deferred rights offering fees	—	(38)
Repayment on line of credit	(2,800)	(2,400)
Payments on long term borrowings	(175)	(263)
Net cash used in financing activities	(2,575)	(2,701)

Net increase (decrease) in cash and cash equivalents	108	(428)
Cash and cash equivalents at beginning of period	261	530
Cash and cash equivalents at end of period	$369	$102

Reconciliation of net (loss) to net cash provided by operating activities:
Net loss	$(628)	$(8)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	339	429
Net gain on sale of property & equipment	(83)	—
Pension expense	7	6
Deferred income tax credit	(5)	(10)
Decrease in accounts receivable	4,819	3,009
Increase in inventories	(543)	(48)
Increase in deferred farming costs	(1,267)	(829)
Increase in other current assets	(59)	(60)
Increase (decrease) in accounts payable	(583)	175
Decrease in accrued payroll and benefits	(331)	(123)
Decrease in other current liabilities	(54)	(242)
Increase in non-current accrued benefits	—	1
Total adjustments	2,240	2,308
Net cash provided by operating activities	$1,612	$2,300

Supplemental schedule of non-cash financing activities
Distributions declared but not paid	$150	$—

 See accompanying notes to consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (“the Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986.  In the opinion of management, the accompanying unaudited consolidated financial statements of Royal Hawaiian Orchards, L.P.  and its subsidiaries Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly their financial position as of March 31, 2013 and 2012 and the results of operations, changes in partners’ capital and cash flows for the three months then ended.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year or for any future period.  The farming and orchard businesses are seasonal.  The harvest period begins in late summer and continues through the following spring.  Accordingly, revenues and cash inflows tend to follow this pattern.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2012 Annual Report on Form 10-K.

(2)             CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3) ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Partnership adopted the provisions of ASU 2013-02 in the first quarter of 2013 and this did not have a material impact on its financial statements, as amounts are not reclassified out of AOCI in its entirety.

(4)  SEGMENT INFORMATION

The Partnership is one of the leading growers and processors of macadamia nuts in the world, processing and marketing macadamia nuts in-shell, in bulk kernel form and as better for you snack products marketed under the Royal Hawaiian Orchards® brand name.  The Partnership has three reportable segments which are organized on the basis of revenues and assets:  owned orchards, contract farming and branded products.  The owned-orchard segment derives its revenues primarily from the sale of wet-in-shell macadamia nuts grown in orchards owned or leased by the Partnership.  This segment also has a portion of its wet-in-shell nuts processed into macadamia kernel for sale to the branded products segment. The contract farming segment derives its revenues from the farming of macadamia orchards it owns and the orchards owned by other growers.  The contracts provide for reimbursement of actual farming costs incurred plus a mark-up fee which is a percentage of farming costs or a fixed amount per acre.  Contract farming revenues tend to be less variable than revenues from the owned-orchard segment.  The branded products segment derives its revenues from the sale of branded macadamia nut snack products and sale of bulk macadamia nut kernel.

Management evaluates the performance of each segment on the basis of operating income.  The Partnership accounts for intersegment sales and transfers at cost and intersegment sales and transfers are eliminated in consolidation. The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

The following tables summarize each reportable segment’s revenues, operating income, assets and other information as of and for the three months ended March 31, 2013 and 2012.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended March 31, 2013 (in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$1,414	$375	$206	$—	$1,995
Intersegment revenue	355	1,308	—	(1,663)	—
Total revenue	$1,769	$1,683	$206	$(1,663)	$1,995

Operating income
External customers	$(57)	$27	$(522)	$—	$(552)
Intersegment operating income	95	—	—	(95)	—
Total operating income	$38	$27	$(522)	$(95)	$(552)

Depreciation	$199	$113	$4	$—	$316

Expenditures for property & equipment	$9	$22	$4	$—	$35

Segment assets
Segment assets	$42,889	$7,573	$1,710	$—	$52,172
Intersegment eliminations	3,159	—	95	(3,254)	—
Total segment assets	$46,048	$7,573	$1,805	$(3,254)	$52,172

	Three months ended March 31, 2012 (in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$3,203	$319	$—	$—	$3,522
Intersegment revenue	—	2,586	—	(2,586)	—
Total revenue	$3,203	$2,905	$—	$(2,586)	$3,522

Operating income	$321	$33	$(170)	$—	$184

Depreciation	$309	$101	$—	$—	$410

Expenditures for property & equipment	$13	$14	$—	$—	$27

Segment assets	$46,357	$7,823	$—	$—	$54,180

All revenues are from sources within the United States of America.

The Partnership has reclassified its segment information for March 31, 2012 to conform to the current year presentation.

(5) INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,		December 31,
	2013	2012	2012
	(unaudited)
Purchased macadamia kernels	$530	$276	$721
Finished Goods	479	—	285
Internally produced kernel	259	—	—
Work-in-process (nut-in-shell)	233	—	—
Packaging supplies and ingredients	94	—	98
Farming supplies	299	319	247
	$1,894	$595	$1,351

All inventories are stated at the lower of cost or market.   Work in process inventory is wet-in-shell nuts recorded at production cost.  The cost to produce the related nut and the kernel processing costs are reclassified on an average cost basis to kernel inventory.  Management regularly evaluates its inventory for any impairment and has determined that an inventory valuation allowance is not required at this time.  Macadamia kernel, packaging, ingredients and nut-in-shell inventories will be used to generate branded sales later in 2013.  Farming supplies will be used in the owned orchard and contract farming segments to generate nut sales and contract farming revenue.

(6) DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on management’s estimate of the costs incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs.  Deferred farming costs generally accumulate during the first and second quarter of the year and are expensed over the remainder of the year.

(7)  INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income.

Royal is subject to taxation as a C Corporation at the current federal tax rate of 34% and state tax rates ranging from 6.4% to 8.84% on the corporation’s taxable income (loss).  As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at March 31, 2013 was $639,000, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(8)  GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended March 31, 2013 and 2012, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $7,000 and $6,000, respectively.

(9)  CREDIT FACILITY - DEBT

The Partnership has a $5.0 million revolving credit facility with American AgCredit, PCA which expires on May 1, 2014. Advances under the revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.  There were no outstanding amounts on the revolving credit facility as of March 31, 2013 and 2012.

In addition to the revolving credit facility, the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The Partnership had $7.7 million and $8.7 million outstanding on the term loan at March 31, 2013 and 2012, respectively.

Both the revolving credit facility and the term loan are collateralized by all personal and real property assets of the Partnership and its subsidiaries.

The credit agreements with American AgCredit PCA, contain various financial covenants.  The Partnership was in compliance with all financial covenants at March 31, 2013 and 2012.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $8.3 million compared to a carrying value of $7.7 million as of March 31, 2013.  The inputs used in determining the fair value of the loan are classified as Level 3 within the fair value measurement hierarchy.

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

(11)  CASH DISTRIBUTIONS

The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender.  On March 26, 2013, a distribution of $0.02 per Class A unit (a total of $150,000) payable on April 12, 2013 to unit holders of record as of March 29, 2013, was declared and approved.  The lender approved the distribution and provided their consent. No distributions were declared or paid during the three-month period ended March 31, 2012.

(12)    REVENUE

The Partnership recognizes revenue when nuts, products or services are sold to external customers.

Branded product revenue is recorded net of any trade discounts.  The company pays slotting fees to some retailers for shelf placement. In the absence of an agreement with a definitive duration, slotting fees are reflected as a reduction of revenue when paid.

(13)  PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Pension Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2013	2012
Service Cost	$22	$18
Interest Cost	13	12
Expected Return on Assets	(14)	(12)
Amortization of Unrecognized Prior Service Costs	2	2
Amortization of Unrecognized Loss	5	4
Net Periodic Pension Cost	$28	$24

(14)  INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined benefit pension plan.  Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

COMPONENTS OF NET PERIODIC BENEFIT COST

	Intermittent Severance Benefits
	Three Months Ended
	March 31,
	(in thousands)
	2013	2012
Service Cost	$5	$4
Interest Cost	4	3
Net Periodic Intermittent Severance Cost	$9	$7

(15)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  On June 1, 2011 the Partnership and the ILWU Local 142 agreed to two-year contracts, which are effective June 1, 2011 through May 31, 2013. The Partnership believes that relations with its employees and the ILWU are good and are currently in discussions with the ILWU to negotiate new contracts.

(16)  LEGAL PROCEEDINGS

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

(17)  SALE OF LAND

The asset purchase agreement with IASCO, dated June 22, 2010, includes a three year option allowing IASCO to reacquire the 2,750 acres of unusable land for $1.0 million.  On March 8, 2013, the Partnership sold the option parcel directly to a third party for $1.215 million and received net proceeds of $1.07 million after the payment of closing costs, subdivision costs and a $10,000 fee to IASCO for cancellation of the option.  A gain of $73,000 was recorded on the sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases and in oral and written statements made by or with the approval of the Partnership that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per unit, the payment or nonpayment of dividends or distributions, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Partnership, its wholly owned subsidiary or its Managing Partner or the Board of Directors of its Managing Partner, including those relating to regulatory actions, business plans, products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Many of our forward-looking statements include discussions of trends and anticipated developments under the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” sections contained herein.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to: changing interpretations of generally accepted accounting principles; outcomes of litigation, claims, inquiries or investigations; world market conditions relating to macadamia nuts; the weather and local conditions in Hawaii affecting macadamia nut production; legislation or regulatory environments, requirements or changes adversely affecting the businesses in which the Partnership is engaged; statements about industry trends; general economic conditions; geopolitical events and regulatory changes; ability to retain and attract skilled employees; our success at managing the risks involved in the foregoing items; our success in finding purchasers for our macadamia nut production at acceptable prices; increasing competition in the snack food market; the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers and distributors; the market acceptance of our products in the branded segment; and the availability and cost of raw materials.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statements were made.

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Certain of its accounting policies, including the estimated lives assigned to its assets, nut pricing under certain nut sales agreements, determination of bad debt, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of our income tax liabilities, require that they apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Management’s judgments are based on their historical experience, terms of existing contracts, their observance of trends in the industry and crop, information provided by their customers and information available from outside sources, as appropriate.  There can be no assurance that the actual results will not differ from their estimates.  To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2012 Form 10-K.

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  The macadamia crop year in Hawaii runs from July 1 through June 30 of the following year with nuts generally being harvested from August through April.  Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or none in the second quarter.

Average first quarter wet-in-shell production for the Partnership’s owned orchards is 4.2 million pounds. In the first quarter of 2013, the Partnership produced 2.8 million pounds or 33% below the ten year average as compared to 5.2 million pounds produced in 2012 or 22% above the ten year average.

The decline in quarterly production from 2012 to 2013 relates to the timing of the harvest, which was heavier than normal in the fourth quarter of 2012 and continuing drought conditions in the Ka’u region.  Approximately 2/3 of the Partnership’s production is generated by that region.  First quarter nut production in the Keaau region was slightly better than the same period in 2012 due to a late flowering in 2012.  In Mauna Kea, nut production was negligible, as normally expected in the first quarter of the new calendar year.

In 2013, approximately 6.5 million WIS pounds will be available to the Partnership for use and sale in its branded products segment due to the expiration on December 31, 2012, of the one-year nut purchase contract with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  In 2012, the Partnership’s entire production was sold to Mauna Loa.  See “Owned-orchard segment” below, for additional information on nut purchase contracts.  Of the 2.8 million pounds produced in 2013, 758,000 pounds were retained by the Partnership for processing into kernel.  Nut sales recorded for the first quarter of 2013 to Mauna Loa amounted to 2.1 million WIS pounds for $1.4 million, compared to $3.2 million in nut sales in the first quarter 2012, on 5.2 million WIS pounds produced.  The average price received per WIS pound sold during the first quarter 2013 and 2012 was $0.68 and $0.62, respectively.

Contract farming revenue for the first quarter 2013 and 2012 was $375,000 and $319,000 respectively.  Cost of contract farming services for the first quarter 2013 and 2012 was $348,000 and $286,000, respectively.

For the three-month period ended March 31, 2013, the Partnership recorded a net loss of $628,000 from total revenues of $2.0 million. The net loss for the three-month period ended March 31, 2012 was $8,000 from revenues of $3.5 million.  The net loss per Class A Unit for the first quarter of 2013 and 2012 was ($0.08) and $0.00, respectively.  The net loss in 2013 is mainly attributable to costs associated with the branded products segment, including $194,000 in selling and marketing costs, $266,000 in general and administrative expenses and $56,000 in slotting fees.  The net loss for the three-month period ended March 31, 2012 was primarily attributable to $170,000 in retail product development expenses.

Owned-orchard Segment

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest volume fancy and choice products sold in Hawaii during the month of delivery, and the USDA reported price of WIS Hawaii macadamia nuts for the period of delivery.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. For the first quarter 2013, the average nut price received by the Partnership for nuts produced from the IASCO orchards was $0.80 per wet-in-shell pound; however the final nut price will not be known until the USDA price is released for the crop year ended June 30, 2013, which is expected to be issued in the third quarter of 2013.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  These contracts replace the addendum to the 2006 nut purchase contract executed in December 2009, which expired on December 31, 2011. The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of its macadamia nut production (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. The Partnership did not renew the nut purchase contract expiring on December 31, 2012.  Instead, the Partnership contracted with a third party to process the production into kernel and sell it to Royal who will market it in branded and bulk forms.

In order to provide for the processing of nuts covered by the contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with Buderim Macadamias of Hawaii, LLC (“MacFarms”), under which MacFarms will process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013 with the specific volume being determined by the Partnership.  Under the Agreement with MacFarms, the Partnership will pay MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced.  In the first quarter 2013, the Partnership delivered 758,000 pounds of WIS nuts to MacFarms for processing into kernel.  MacFarms processed 68,000 pounds of kernel in the first quarter which the Partnership transferred to Royal.  Intercompany sales and cost of sales have been eliminated in the consolidated financial statements.  As of March 31, 2013, 391,000 pounds of wet-in-shell remained in inventory to be further processed into kernel for the Partnership.

For the three months ended March 31, 2013 and 2012, nut production, nut prices and nut revenue were as follows:

	For the Three Months
	Ended March 31,
	2013					2012
	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production Sold per Nut Purchase Contracts	Non- Contract Production Retained by Partnership	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
Nuts harvested (000’s pounds)
WIS pounds	1,400	669	2,069	758	2,827	4,037	1,132	5,169
Adjustment for WIS @ 20% SK/DIS @ 30%	(259)					(919)
Adjusted WIS pounds	1,141	669				3,118	1,132
Nut price (per adjusted WISpound)	0.7700					0.7700
Nut price (per WIS pound, IASCO only)		0.8012					0.7253
Net nut sales ($000’s)	$878	$536	$1,414			$2,401	$821	$3,222
Prior year nut revenue adjustment	—	—	—			—	(19)	(19)
Total nut sales ($000’s)	$878	$536	$1,414			$2,401	$802	$3,203
Price per WIS pound (Net nut sales)	$0.6271	$0.8012	$0.6834			$0.5947	$0.7253	$0.6233

Total nut production for the first quarter 2013 was 45% lower than the first quarter of 2012.  This lower production resulted primarily from the Ka’u orchards, including IASCO, which produced approximately 52% less WIS pounds as compared to the same period in 2012.  Below average rainfall in Ka’u from April to November 2012 had a detrimental effect on nut-set and critical kernel development periods.  This adversely impacted production in the first quarter of 2013. In addition, in order to minimize the effects of the lower yields in Ka’u, harvesting was accelerated in the fourth quarter of 2012, which assisted in stabilizing productivity, but contributed to the lower harvest levels in the Partnership’s 2013 first quarter results.  Based on the expected crop year results, the Partnership has filed crop insurance claims and is currently working with their insurance carrier. With the rainfall experienced through April 2013 and assuming that the rainfall pattern continues through August 2013, management anticipates that the Ka’u production for the 2013 to 2014 crop year should normalize.

The nut production in the first quarter of each calendar year at the Keaau and Mauna Kea orchards is affected by the length of the flower season at the respective sites.  Pollination and nut-set at both sites normally ends in April with the majority of the nut production being harvested in the fall.  However, if the pollination/nut-set season is extended into May and June, these nuts would be harvested in the first quarter of the calendar year.  In the first quarter of 2013, the increased production from Keaau was due to light flowering extending into June 2012.  Mauna Kea was affected by heavy rains in 2012, which adversely affected pollination and accordingly yield.  Based on current conditions, the Partnership anticipates that Mauna Kea’s 2013 yields will be better than the previous two crop years.

The timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred.  For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter.  Management estimates the average cost per pound for its orchards by region based on the estimated annual costs to farm each orchard and the anticipated annual production from each region.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each region’s estimated cost per pound by the actual production from that region.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is lowest during the first and second quarter of the year.  Deferred farming costs are expensed over the remainder of the year since nut production is highest at the end of the third and fourth quarters.  Management evaluates the validity of each orchard’s estimated cost and production levels on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

Cost of goods sold (owned-orchard segment) for the first quarter of 2013 is based on the current standard cost of $0.61 per contract pound compared with an estimated standard cost of $0.56 for the first quarter of 2012.  The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The effect of the expected lower annual production in 2013 as compared to 2012, results in a higher standard cost per contract pound, as the costs are spread over fewer pounds. Contract pounds are the pounds for which the Partnership is paid.  The deferred farming balance will be fully absorbed by production at the end of the calendar year.

Farming Segment

Farming service revenue for the first quarter of 2013 increased by 18% compared to the first quarter 2012.  Farming service expense for the first quarter 2013 was 22% higher compared to the same period in 2012.  Depreciation expense included in farming expense amounted to $113,000 for the first quarter of 2013 compared to $101,000 for the first quarter of 2012.  The increase in depreciation expense was due to the purchase of additional farm equipment.

Branded Products Segment

In the third quarter of 2012, the Partnership established its branded products segment which derives its revenues from the sale of bulk kernel and two product lines of better for you macadamia nut snacks sold under the “Royal Hawaiian Orchards®” brand name and reported under Royal.  Royal’s sale of its savory macadamia nuts and nut and dried fruit clusters generated $206,000 of net revenue in the first quarter of 2013, which reflects a reduction of $56,000 for slotting fees.  Cost of sales was $269,000.  The branded products segment incurred an operating loss of $522,000 mainly due to $194,000 in selling and marketing expenses and $266,000 in general and administrative costs.  Royal had no revenue for the first quarter 2012; however, $170,000 in expense was incurred for branded product development by the Partnership.

As of March 31, 2013, inventory increased 40% or $543,000 as compared to December 31, 2012.  This will continue to trend upward as the Partnership builds its stocking levels to fulfill upcoming orders.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2013 increased by 25% compared with the same period in 2012.  The increase in 2013 is mainly attributable to $289,000 higher selling, marketing and general and administrative expenses relating to Royal, $27,000 higher costs related to the general partner, partially offset by lower professional fees and lower general and administrative costs in the farming operations due to lower production.

Other Income and Expenses

The Partnership recorded interest expense for the first quarter 2013 of $144,000 compared to $163,000 in 2012.  The decrease was attributable to a lower outstanding balance on the term loan in 2013. The Partnership had $7.7 million principal balance on its term loan at the end of the first quarter 2013 compared to $8.7 million balance on its term loan at the end of the first quarter 2012.

Other income recorded in 2013 was $83,000, including a $73,000 gain on the sale of the IASCO option parcel.  The Partnership had no other income in the first quarter of 2012.

Liquidity and Capital Resources

Macadamia nut farming is seasonal, with production normally peaking in the fall and winter, however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season.  The Partnership meets its working capital needs with cash on hand, and when necessary, through short-term borrowings under a $5 million revolving credit facility.

The Partnership has a master Credit Agreement with American AgCredit, PCA providing a revolving credit facility of $5.0 million until May 1, 2014 and a $10.5 million term loan.  For additional information, see Note 9 in the Notes to Consolidated Financial Statements filed herewith.

At March 31, 2013, the Partnership had a cash balance of $369,000 compared to $102,000 at March 31, 2012.  Cash flows provided by operating activities for the three-month period ended March 31, 2013 and March 31, 2012 totaled $1.6 million and $2.3 million, respectively.  The decrease in operating cash flows was primarily attributable to an increase in cash paid for operating expenses, compared to the same period in 2012. The cash flow for the first quarter of 2013 was not adversely affected by the decreased nut production due to cash received in 2013 on increased nut sales in the fourth quarter of 2012.  In addition, the capital inflow of $1.07 million from the sale of the IASCO option parcel increased the cash flow in 2013. The reduced nut production in the first quarter will impact cash flow in the second quarter as the receivables for sales of the first quarter nut production are collected.

At March 31, 2013, the Partnership had working capital of $2.7 million and a current ratio of 2.05 to 1 compared to a working capital of $1.7 million and a current ratio of 1.71 to 1 at March 31, 2012. The increase in working capital was primarily due to the increase in inventories and deferred farming costs, partially offset by the decrease in nut revenue.

As a Limited Partnership, we may pay cash distributions to the Partnership’s unit holders if the cash flow from operations, as defined in the Management Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management and the terms of our borrowing agreements or our lender permit us to do so.  Cash distributions would be paid from operating cash flow and /or other resources.  On March 26, 2013, the Board of Directors approved a cash distribution of $0.02 per Class A unit which was paid on April 12, 2013 to unit holders of record as of March 29, 2013.  The cash distribution was approved by the lender.  The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender.

In connection with the Partnership’s development of its branded macadamia nut products the Partnership will be required to raise funds or invest some or all of its available farming cash flow in Royal’s product development and marketing and other expenses over the next several years.  At this time, the Partnership believes that even if the Partnership’s plan is successful, this effort will not be profitable until at least 2014.  If the Partnership elects to husk and dry its nuts to enable it to sell the nuts outside of Hawaii it will be required to expend approximately $1.5 to $2.5 million over the next three years for husking facility improvements and drying and storage facilities for its macadamia nuts.

It is the opinion of management that the Partnership has adequate cash on hand and borrowing capacity available to meet anticipated working capital needs for operations as presently conducted.  However, if the Partnership fully implements its branded product strategy it could require between $1 and $2 million of additional funding during the third and fourth quarters of 2013.  The Partnership intends to increase the limit of its revolving credit facility or seek additional equity or debt to meet its cash needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2012 regarding this matter.

Item 4.  Controls and Procedures

(a)         As of the end of the period covered by this Quarterly Report (the “Evaluation Date”) on Form 10-Q, the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective.  The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Accounting Officer to allow timely decisions regarding required disclosure.

(b)         There have been no significant changes to internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: May 14, 2013	By	/s/ Dennis J. Simonis
Dennis J. Simonis
President and Chief Executive Officer
(and Duly Authorized Officer)

	By	/s/ Jon Y. Miyata
Jon Y. Miyata
Principal Accounting Officer
Chief Accounting Officer

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

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.