Form 10-Q
period 2013-06-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2013-08-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, Registrant had 7,500,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

Item 1.  Unaudited Consolidated Financial Statements

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30,		December 31,
	2013	2012	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$219	$164	$261
Accounts receivable	405	386	5,786
Inventories	1,743	535	1,351
Deferred farming costs	4,171	3,629	—
Other current assets	400	249	360
Total current assets	6,938	4,963	7,758
Land, orchards and equipment, net	45,905	48,870	48,027
Intangible assets, net	522	474	556
Total assets	$53,365	$54,307	$56,341

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Short-term borrowings	2,700	1,500	2,400
Accounts payable	416	421	1,121
Accrued payroll and benefits	943	573	1,031
Other current liabilities	148	51	160
Total current liabilities	5,257	3,595	5,762
Non-current pension benefits	605	587	713
Long-term debt	6,387	7,350	6,825
Deferred income tax liability	1,029	1,031	1,039
Total liabilities	13,278	12,563	14,339
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	40,357	41,980	42,286
Accumulated other comprehensive loss	(351)	(317)	(365)
Total partners’ capital	40,087	41,744	42,002
Total liabilities and partners’ capital	$53,365	$54,307	$56,341

See accompanying notes to consolidated financial statements

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Macadamia nut sales	$—	$352	$1,414	$3,555
Contract farming revenue	286	393	661	712
Branded product sales	261	—	467	—
Total revenues	547	745	2,542	4,267
Cost of goods and services sold
Cost of macadamia nut sales	—	166	1,112	2,566
Cost of contract farming services	266	366	614	652
Cost of branded product sales	352	—	621	—
Total cost of goods and services sold	618	532	2,347	3,218
Gross income (loss)	(71)	213	195	1,049
General and administrative expenses	1,042	975	1,860	1,627
Operating loss	(1,113)	(762)	(1,665)	(578)
Interest expense	(141)	(153)	(285)	(316)
Other income	106	126	189	126
Loss before income taxes	(1,148)	(789)	(1,761)	(768)
Income tax expense	3	8	18	37
Net loss	$(1,151)	$(797)	$(1,779)	$(805)

Other comprehensive income, net of tax
Amortization of prior service cost	1	2	3	4
Amortization of actuarial loss	6	4	11	8
Defined benefit pension plan	7	6	14	12
Other comprehensive income, net of tax	7	6	14	12
Comprehensive loss	$(1,144)	$(791)	$(1,765)	$(793)

Net loss per Class A Unit	$(0.15)	$(0.11)	$(0.24)	$(0.11)

Cash distributions per Class A Unit	$0.00	$0.00	$0.02	$0.00

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	41,508	42,777	42,286	42,785
Accumulated other comprehensive loss	(358)	(323)	(365)	(329)
	41,231	42,535	42,002	42,537

Allocation of net loss:
Class A limited partners	(1,151)	(797)	(1,779)	(805)
	(1,151)	(797)	(1,779)	(805)

Cash distributions:
Class A limited partners	—	—	(150)	—
	—	—	(150)	—

Other comprehensive income:
Change in pension and severance obligations	7	6	14	12
	7	6	14	12

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	40,357	41,980	40,357	41,980
Accumulated other comprehensive loss	(351)	(317)	(351)	(317)
Total partners’ capital	$40,087	$41,744	$40,087	$41,744

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Cash received from goods and services	$1,297	$2,554	$8,191	$9,102
Cash paid to suppliers and employees	(3,471)	(3,566)	(8,664)	(7,652)
Interest paid	(142)	(154)	(231)	(316)
Net cash provided by (used in) operating activities	(2,316)	(1,166)	(704)	1,134

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	—	1,107	—
Purchase of property and equipment	(122)	(48)	(157)	(75)
Net cash provided by (used in) investing activities	(121)	(48)	950	(75)

Cash flows from financing activities:
Proceeds from drawings on line of credit	2,700	1,700	3,100	1,700
Deferred rights offering fees	—	38	—	—
Payments of line of credit	—	(200)	(2,800)	(2,600)
Payments of long term borrowings	(263)	(262)	(438)	(525)
Cash distributions paid	(150)	—	(150)	—
Net cash provided by (used in) financing activities	2,287	1,276	(288)	(1,425)

Net increase (decrease) in cash and cash equivalents	(150)	62	(42)	(366)
Cash and cash equivalents at beginning of period	369	102	261	530
Cash and cash equivalents at end of period	$219	$164	$219	$164

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(1,151)	$(797)	$(1,779)	$(805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	141	488	570
Net gain on sale of property & equipment	—	—	(83)	—
Pension expense	7	6	14	13
Deferred income tax credit	(5)	(10)	(10)	(20)
Decrease in accounts receivable	562	1,602	5,381	4,611
(Increase) decrease in inventories	151	60	(392)	12
Increase in deferred farming costs	(2,104)	(2,119)	(3,371)	(2,948)
(Increase) decrease in other current assets	19	145	(40)	85
Decrease in other non-current assets	—	116	—	116
Decrease in accounts payable	(122)	(225)	(705)	(50)
Increase (decrease) in accrued payroll and benefits	243	(77)	(88)	(200)
Increase (decrease) in other current liabilities	42	(8)	(12)	(250)
Decrease in non-current accrued benefits	(107)	—	(107)	—
Total adjustments	(1,165)	(369)	1075	1,939
Net cash provided by (used in) operating activities	$(2,316)	$(1,166)	$(704)	$1,134

See accompanying notes to consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)         BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (“the Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986.  In the opinion of management, the accompanying unaudited consolidated financial statements of Royal Hawaiian Orchards, L.P.  and its subsidiaries Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC and Royal Hawaiian Macadamia Nut, Inc. (“Royal”) include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly their financial position as of June 30, 2013 and 2012 and the results of operations, changes in partners’ capital and cash flows for the three and six months then ended.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year or for any future period.  The farming and orchard businesses are seasonal.  The harvest period begins in late summer and continues through the following spring.  Accordingly, revenues and cash inflows tend to follow this pattern.

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

(4)  SEGMENT INFORMATION

The Partnership is one of the leading growers and processors of macadamia nuts in the world, processing and marketing macadamia nuts in-shell, in bulk form and as better for you snack products marketed under the Royal Hawaiian Orchards® brand name.  The Partnership has three reportable segments which are organized on the basis of revenues and assets:  owned orchards, contract farming and branded products.  The owned-orchard segment derives its revenues primarily from the sale of wet-in-shell macadamia nuts grown in orchards owned or leased by the Partnership.  This segment also has a portion of its wet-in-shell nuts processed into macadamia kernel for sale to the branded products segment.  The contract farming segment derives its revenues from the farming of macadamia orchards it owns and orchards owned by other growers.  The contracts provide for reimbursement of actual farming cost incurred plus a mark-up fee which is a percentage of farming costs or a fixed amount per acre.  Contract farming revenues tend to be less variable than revenues from the owned-orchard segment.  The branded products segment derives its revenues from the sale of branded macadamia nut snack products and the sale of bulk macadamia nut kernel.

Management evaluates the performance of each segment on the basis of operating income.  The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  All intersegment sales and transfers are eliminated in consolidation.

The following tables summarize each reportable segment’s revenues, operating income (loss), assets and other information as of and for the three and six-month periods ended June 30, 2013 and 2012.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended June 30, 2013 (in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$—	$286	$261	$—	$547
Intersegment revenue	294	328	—	(622)	—
Total revenue	$294	$614	$261	$(622)	$547

Operating income (loss)
External customers	$(570)	$20	$(563)	$—	$(1,113)
Intersegment operating income	78	—	—	(78)	—
Total operating income (loss)	$(492)	$20	$(563)	$(78)	$(1,113)

Depreciation	$12	$108	$4	$—	$124
Expenditures for property & equipment	$43	$51	$28	$—	$122

Segment assets
Segment assets	$44,437	$7,214	$1,714	$—	$53,365
Intersegment eliminations	5,578	—	173	(5,751)	—
Total segment assets	$50,015	$7,214	$1,887	$(5,751)	$53,365

	Three months ended June 30, 2012 (in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$352	$393	$—	$—	$745
Intersegment revenue	—	1,208	—	(1,208)	—
Total revenue	$352	$1,601	$—	$(1,208)	$745

Operating income (loss)	$(656)	$27	$(133)	$—	$(762)

Depreciation	$21	$101	$—	$—	$122
Expenditures for property & equipment	$11	$37	$—	$—	$48

Segment assets	$46,277	$8,030	$—	$—	$54,307

	Six months ended June 30, 2013 (in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$1,414	$661	$467	$—	$2,542
Intersegment revenue	649	1,636	—	(2,285)	—
Total revenue	$2,063	$2,297	$467	$(2,285)	$2,542

Operating income (loss)
External customers	$(627)	$47	$(1,085)	$—	$(1,665)
Intersegment operating income	173	—	—	(173)	—
Total operating income (loss)	$(454)	$47	$(1,085)	$(173)	$(1,665)

Depreciation	$211	$221	$8	$—	$440
Expenditures for property & equipment	$52	$73	$32	$—	$157

Segment assets
Segment assets	$44,437	$7,214	$1,714	$—	$53,365
Intersegment eliminations	5,578	—	173	(5,751)	—
Total segment assets	$50,015	$7,214	$1,887	$(5,751)	$53,365

	Six months ended June 30, 2012 (in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$3,555	$712	$—	$—	$4,267
Intersegment revenue	—	3,794	—	(3,794)	—
Total revenue	$3,555	$4,506	$—	$(3,794)	$4,267

Operating income (loss)	$(335)	$60	$(303)	$—	$(578)

Depreciation	$330	$202	$—	$—	$532
Expenditures for property & equipment	$24	$51	$—	$—	$75

Segment assets	$46,277	$8,030	$—	$—	$54,307

All revenues are from sources within the United States of America.

The Partnership has reclassified its June 30, 2012 segment information to conform to the current period presentation.

(5)  DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on management’s estimate of the production costs related to macadamia nuts sold during the interim reporting period.  The difference between costs incurred-to-date and costs expensed-to-date is reported on the consolidated balance sheet as deferred farming costs.  Deferred farming costs generally accumulate during the first and second quarters of the year and are expensed over the remainder of the year.

(6)  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,		December 31,
	2013	2012	2012
	(unaudited)
Purchased macadamia kernels	$376	$239	$721
Finished Goods	339	13	285
Internally produced kernel	522	—	—
Work-in-process (nut-in-shell)	78	—	—
Packaging supplies and ingredients	168	40	98
Farming supplies	260	243	247
	$1,743	$535	$1,351

All inventories are stated at the lower of cost or market. Work in process inventory is wet-in-shell nuts recorded at production cost.  The cost to produce the related nut and the kernel processing costs are reclassified on a first in first out basis to kernel inventory.  Management regularly evaluates its inventory for any impairment and has determined that an inventory valuation allowance is not required at this time.  Macadamia kernel, packaging, ingredients and nut-in-shell inventories will be used to generate branded sales.  Farming supplies will be used in the owned orchard and contract farming segments to generate nut sales and contract farming revenue.

(7)  INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income.

Royal is subject to taxation as a C Corporation at the current federal tax rate of 34% and state tax rates ranging from 6.4% to 8.84% on the corporation’s taxable income (loss).  As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at June 30, 2013 was $881,000, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(8)  GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended June 30, 2013 and 2012, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $5,000 and $6,000, respectively. For the six months ended June 30, 2013 and 2012, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $12,000.

(9)  CREDIT FACILITY - DEBT

The Partnership has a $5.0 million revolving credit facility with American AgCredit, PCA which expires on May 1, 2014. Advances under the revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.  The Partnership had $2.7 million and $1.5 million outstanding on the revolving credit facility at June 30, 2013 and 2012, respectively.  At June 30, 2013 and 2012, interest on revolving advances was 4.25% per annum.

In addition to the revolving credit facility, the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The Partnership had $7.4 million and $8.4 million outstanding on the term loan at June 30, 2013 and 2012, respectively.

Both the revolving credit facility and the term loan are collateralized by all personal and real property assets of the Partnership and its subsidiaries.

The credit agreements with American AgCredit PCA, contain various financial covenants.  The Partnership was in compliance with all financial covenants at June 30, 2013 and 2012.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $8.0 million compared to a carrying value of $7.4 million as of June 30, 2013.  The inputs used in determining the fair value of the line of credit and loan are classified as Level 3 within the fair value measurement hierarchy.

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

(11)  CASH DISTRIBUTIONS

On April 12, 2013, a distribution of $0.02 per Class A Unit (a total of $150,000) was paid to unit holders of record as of March 29, 2013.  The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender.  The lender approved the distribution.  No distributions were declared or paid during the three and six-month periods ended June 30, 2012.

(12) PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2013	2012	2013	2012
Service Cost	$23	$19	$45	$37
Interest Cost	13	12	26	24
Expected Return on Assets	(14)	(12)	(28)	(24)
Amortization of Unrecognized Prior Service Costs	1	1	3	3
Amortization of Unrecognized Loss	6	5	11	9
Net Periodic Pension Cost	$29	$25	$57	$49

(13)  INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined benefit pension plan.  Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.  Components of net periodic benefit cost are as follows:

	Intermittent Severance Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2013	2012	2013	2012
Service Cost	$5	$4	$10	$8
Interest Cost	3	4	7	7
Net Periodic Intermittent Severance Cost	$8	$8	$17	$15

(14)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  On June 20, 2013 the Partnership and the ILWU Local 142 agreed to a three year contract, which is effective June 1, 2013 through May 31, 2016.  The Partnership believes that relations with its employees and the ILWU are good.

(15)  SALE OF LAND

The asset purchase agreement with IASCO, dated June 22, 2010, includes a three year option allowing IASCO to reacquire the 2,750 acres of unusable land for $1.0 million.  On March 8, 2013, the Partnership sold the option parcel directly to a third party for $1.215 million and received net proceeds of $1.07 million after the payment of closing costs, subdivision costs and a $10,000 fee to IASCO for the cancellation of the option.  A gain of $73,000 was recorded on the sale.

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

Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  The macadamia crop year in Hawaii runs from July 1 through June 30 with nuts generally being harvested from August through April.  Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter.  Nut production in the first half of the year is the result of pollination and fruit set that occur during April through July-August of the previous year.  Factors, such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution, determine the length of the flower/pollination/fruit-set season.  In Keaau, flowering that extended into June 2012 resulted in a small amount of harvest in the first quarter of 2013.  In Ka’u, the low rainfall from April to November 2012, resulted in a shorter than anticipated flowering period which shortened the harvesting period.  Given these conditions and the resulting minimal crop yield, the Partnership did not harvest nuts in the second quarter of 2013 since the cost of harvesting would have exceeded any revenue earned from the sale of nuts.  Accordingly, there were no nut sales in the three-month period ended June 30, 2013 compared to sales of $352,000 for the three-month period ended June 30, 2012, which were positively impacted by a payment of $64,000 due to a price adjustment under the IASCO orchard nut contracts under which nuts were delivered in the 2011-2012 crop year.

Nut sales for the six-month period ended June 30, 2013 and 2012 were $1.4 million and $3.6 million, respectively. The Partnership’s WIS pounds produced for the six-month period ended June 30, 2013 and 2012 was 2.8 million pounds and 5.6 million pounds, respectively, or a decrease of 49%.  This decrease in production was primarily attributable to unfavorable weather conditions in our Kau and Mauna Kea orchards.  The average price received per WIS pound sold during the six-month period ended June 30, 2013 and 2012 was $0.68 and $0.63, respectively.  Approximately 2/3 of the Partnership’s production is generated by the Ka’u region.

In 2013, approximately 6.5 million WIS pounds will be available to the Partnership for use and sale in its branded products segment due to the expiration on December 31, 2012, of the one-year nut purchase contract with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).  In 2012, the Partnership’s entire production was sold to Mauna Loa.  See “Owned-orchard segment” below, for additional information on nut purchase contracts.    Of the 2.8 million pounds produced in 2013 (all in the first quarter), 758,000 pounds were retained by the Partnership for processing into kernel and will be used in its branded products.

For the six-month period ended June 30, 2013, the Partnership incurred a net loss of $1.8 million from total revenues of $2.5 million compared to a net loss of $805,000 from total revenues of $4.3 million for the six-month period ended June 30, 2012. The net loss per Class A Unit for the six-month period ended June 30, 2013 and 2012  amounted to ($0.24) and ($0.11), respectively.  The net loss in 2013 is mainly attributable to lower nut sales, due to lower production, an accrual of severance benefits in the amount of $280,000 as a result of the departure of the Company’s former President and CEO, and costs associated with the branded products segment, including $420,000 in selling and marketing costs, $511,000 in general and administrative expenses and $107,000 in slotting fees.  The net loss in 2012 is mainly attributable to non-recurring higher general and administrative expenses. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, General and Administrative Expenses, for further information on general and administrative expenses.

The Partnership incurred a net loss of $1.2 million from revenues of $547,000, for the second quarter of 2013, compared to a net loss of $797,000 from revenues of $745,000 for the second quarter of 2012.  Net loss per Class A Unit for the second quarter of 2013 and 2012 amounted to ($0.15) and ($0.11), respectively.  The net loss for the second quarter 2013 compared to the same period in 2012 was mainly attributable to the absence of nut sales in the second quarter of 2013, higher costs associated with the branded products segment and the accrual of severance benefits as mentioned above.

Owned-orchard Segment

Effective August 1, 2010, in connection with the purchase of the real property, orchards and farming assets from IASCO, the Partnership acquired two lease agreements and one license agreement under which all macadamia nuts produced in the acquired orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term agreements which expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest volume fancy and choice products sold in Hawaii during the month of delivery, and the USDA reported price of WIS Hawaii macadamia nuts for the period of delivery.  To the extent that the Final USDA Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties.  It is not clear whether the USDA will continue to issue these reports under which the price is to be adjusted.

On January 31, 2011, the Partnership entered into three nut purchase contracts with Mauna Loa, each effective January 1, 2012.  The new contracts are identical except for the terms, which are one, two and three years, respectively.  Each contract requires that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership (or approximately 6.5 million pounds of wet-in-shell nuts annually) excluding production from the IASCO orchards. The nut purchase contract which expired on December 31, 2012 was not extended by the parties.  Instead, the Partnership contracted with a third party to process the production into kernel and Royal intends to market it as branded or bulk product.

In order to provide for the processing of nuts covered by the contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with Buderim Macadamias of Hawaii, LLC (“MacFarms”), under which MacFarms will process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013 with the specific volume being determined by the Partnership.  Under the Agreement with MacFarms, the Partnership will pay MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel and $1.20 per kernel pound for all additional pounds of kernel produced.  In the first quarter 2013, the Partnership delivered 758,000 pounds of WIS nuts to MacFarms for processing into kernel.  MacFarms processed 68,000 pounds of kernel in the first quarter and 56,000 pounds of kernel in the second quarter which the Partnership sold to Royal.  The intercompany transfers have been eliminated in the consolidated financial statements.

For the three and six-month periods ended June 30, 2013 and 2012, nut production, nut prices and nut revenues were as follows:

	For the Three Months					For the Three Months
	Ended June 30,					Ended June 30,
	2013					2012
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production Sold per Nut Purchase Contracts	Non- Contract Production Retained by Partnership	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	—	—	—	—	—	203	209	412
Adjustment for WIS @ 20% SK/DIS @ 30%	—					(46)
Adjusted WIS pounds	—	—				157	209
Nut price (per adjusted WIS pound)						0.7700
Nut price (per WIS pound, IASCO only)							0.8182
Net nut sales ($000’s)	$—	$—	$—			$121	$171	$292
Qtr 1 nut revenue adjustment						$(4)	$11	$7
Prior year nut revenue adjustment							53	53
Total nut sales ($000’s)	$—	$—	$—			$117	$235	$352
Price per WIS pound (Net nut sales)	$—	$—	$—			$0.5961	$0.8182	$0.7087

	For the Six Months					For the Six Months
	Ended June 30,					Ended June 30,
	2013					2012
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production Sold per Nut Purchase Contracts	Non- Contract Production Retained by Partnership	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	1,400	669	2,069	758	2,827	4,240	1,341	5,581
Adjustment for WIS @ 20% SK/DIS @ 30%	(259)					(972)
Adjusted WIS pounds	1,141	669				3,268	1,341
Nut price (per adjusted WIS pound)	0.7700					0.7700
Nut price (per WIS pound, IASCO only)		0.8012					0.7487
Net nut sales ($000’s)	$878	$536	$1,414			$2,517	$1,004	$3,521
Prior year nut revenue adjustment							34	34
Total nut sales ($000’s)	$878	$536	$1,414			$2,517	$1,038	$3,555
Price per WIS pound (Net nut sales)	$0.6271	$0.8012	$0.6834			$0.5936	$0.7487	$0.6309

The Partnership had no nut production in the second quarter of 2013.  Production for the first half of 2013 was 49% lower than the same period in 2012.  This lower production resulted primarily from the Ka’u orchards, including IASCO, which produced approximately 56% less WIS pounds as compared to the same period in 2012.  Below average rainfall in Ka’u from April to November 2012 had a detrimental effect on nut-set and critical kernel development periods.  This adversely impacted production in the first half of 2013 and resulted in the harvest ending earlier than in 2012.  Crop insurance claims were filed due to several orchards producing below average yields for the crop year and the proceeds from such will be recorded when the amounts are determined.

The bearing seasons at Keaau and Mauna Kea are slightly shorter than at Ka’u and do not normally produce harvestable crop in the second quarter.  The nut production in the first half of each calendar year at the Keaau and Mauna Kea orchards is affected by the length of the flower season at the respective sites.  Pollination and nut-set at both sites normally end in April with the majority of nut production being harvested in the fall.

Due to seasonality, the second quarter of the calendar year traditionally results in extremely low yields.  For the three months ended June 30, 2013, the Partnership did not find it economically practical to harvest any nuts due to poor weather conditions which affected yields.  The Partnership produced 412,000 WIS pounds in the second quarter of 2012.  This was due to the cool temperatures which extended the flower/pollination season, adequate sunlight, and adequate rainfall amounts.

The timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred.  For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter.  Management estimates the average cost per pound for its orchards by region based on the estimated annual costs to farm each orchard and the anticipated annual production from each region.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each region’s estimated cost per pound by the actual production from that region.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is lowest during the first and second quarter of the year and are expensed over the remainder of the year since nut production is highest at the end of the third and fourth quarters.  Management evaluates the validity of each orchard’s estimated cost and production levels on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs and may adjust for those changes in estimates.

Cost of goods sold (owned-orchard segment) for the six-month period ended June 30, 2013 is based on the current standard cost of $0.61 per contract pound compared with an estimated standard cost of $0.56 for the six-month period ended June 30, 2012.  The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The effect of the expected lower annual production in 2013 as compared to 2012, results in a higher standard cost per pound, as the costs are spread over fewer pounds.  Contract pounds are the pounds for which the Partnership is paid.  The deferred farming balance will be fully absorbed by production at the end of the calendar year.

Crop Year Production Results

Total macadamia nut production for the 2012-2013 crop year (July 1 to June 30) totaled 24.8 million wet-in-shell pounds, which was 3.5 million pounds less than the 2011-2012 crop year.  Excluding production from the IASCO orchards, acquired by the Partnership on August 1, 2010, nut production for the 2012-2013 crop year was 2.5 million pounds less than the 2011-2012 crop year and 1.2 million pounds more than the 2010-2011 crop year. Nut production from the IASCO orchards for the 2012-2013 crop year was 1.0 million pounds less than the 2011-2012 crop year. Drought conditions at Ka’u from April through November 2012 had a negative impact on the 2012-2013 nut production.  An extended flower season at Keaau combined with improved pollination due to favorable weather during critical nut formation periods had a positive impact on nut production in the 2012-2013 crop year.  Production at the Mauna Kea orchards was affected by poor pollination and fruit-set due to inclement weather, resulting in poor production for the most recently completed crop year.  Comparative crop year results by orchard area are shown below:

	Wet-In-Shell Pounds Harvested for
	Crop Year Ended June 30, 2013, 2012, 2011			2013	2012
	(in thousands)			over	over
	2013	2012	2011	2012	2011
Keaau	7,943	7,807	7,675	+2%	+2%
Ka’u (excludes IASCO orchards)	11,060	13,392	9,443	-17%	+42%
Mauna Kea	767	1,042	1,477	-26%	-29%
Subtotal	19,770	22,241	18,595	-11%	+20%
IASCO orchards (acquired August 1, 2010)	4,995	6,002	3,902	-17%	+54%
Total Production	24,765	28,243	22,497	-12%	+26%

Farming Segment

Farming service revenue and expense for the second quarter of 2013 were 27% lower than the same period in 2012.  The decrease is mainly attributable to less replanting of macadamia nut trees and lower irrigation costs in 2013 compared to the same period in 2012.  Farming service revenue and expense for the six-month period ended June 30, 2013 were 7% and 6% lower, respectively, compared to the same period in 2012. Depreciation expense included in farming expense for the three and six-month periods ended June 30, 2013 were $108,000 and $221,000, respectively, compared to the three and six-month periods ended June 30, 2012 which were $101,000 and $202,000, respectively.  The increase in depreciation expense was due to the purchase of additional farm equipment.

Branded Products Segment

Branded Product sales for the three and six months ended June 30, 2013, amounted to $261,000 and $467,000, respectively, which are reported after giving effect to trade discounts and slotting fees, amounting to $85,000 and $175,000, respectively.  This combined with selling and administrative expenses resulted in an operating loss for this segment.  As the Partnership seeks to expand its sales in this segment and establish a market position, it is anticipated that it will continue to incur a high level of trade discounts and slotting fees, which will negatively impact segment financial performance.  It is anticipated that increased levels of trade discounts and slotting fees will be used through 2015.  Branded product sales commenced in October 2012 and therefore there is not comparable sales data for 2012.  Selling, general and administrative expenses amounted to $472,000 and $931,000 for the three and six months ended June 30, 2013, respectively, compared to expenses of $133,000 and $303,000 for the three and six months ended June 30, 2012.   The lower 2012 expenses as compared to 2013 are indicative of the branded products startup in 2012.

General and Administrative Expense

General and administrative expenses for the six-month periods ended June 30, 2013 and 2012 were $1.9 million and $1.6 million, respectively.   In 2013, Royal incurred $628,000 higher selling, marketing and administrative costs compared to the same period in 2012.  The Partnership also accrued $280,000 in severance benefits during the second quarter of 2013, payable on January 3, 2014 as a result of the departure of the Company’s former President and CEO.  This increase was offset by $372,000 in lower non-recurring legal fees mainly due to the absence of a rights offering and lower professional fees and lower general and administrative costs in the farming operations due to lower production.

General and administrative expenses for the three-month period ended June 30, 2013 were $1.0 million, an increase of 7% compared to the same period in 2012.    This increase resulted primarily from the severance pay accrual and Royal’s selling, marketing and administrative expenses which were offset by lower legal fees in 2013.

Other Income and Expenses

Interest expense for the three and six-month periods ended June 30, 2013 was $141,000 and $285,000, respectively, compared to $153,000 and $316,000 for the same periods in 2012.  The decrease was attributable to a lower outstanding balance on the term loan in 2013.

Other income of $106,000 recorded for the three-month period ended June 30, 2013 was attributable to a patronage dividend from American AgCredit, PCA.  Other income of $189,000 recorded for the six-month period ended June 30, 2013 was attributable to the patronage dividend from American AgCredit, PCA, a $73,000 gain on the sale of the IASCO option land and $10,000 gain from sale of equipment.  Other income of $126,000 recorded for the three and six-month periods ended June 30, 2012 was attributable to a patronage dividend from American AgCredit, PCA.

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

At June 30, 2013 the Partnership had a cash balance of $219,000 compared to $164,000 at June 30, 2012.  Cash flows used in operating activities for the six-month period ended June 30, 2013 was $704,000.  Cash flows provided by operating activities for the six-month period ended June 30, 2012 was $1.1 million.  The decrease in operating cash flows for the six-month period ended June 30, 2013 was primarily attributable to a decrease in cash receipts due to lower nut sales in 2013 and increases in inventory of $392,000 and increases in payments for operating expenses compared to the same period in 2012.  Cash flows used in operating activities for the three-month period ended June 30, 2013 and 2012 totaled $2.3 million and $1.2 million, respectively.  The decrease in operating cash flows for the three-month period ended June 30, 2013 was primarily attributable to a decrease in cash receipts due to the lack of nut sales as compared to nut sales of $352,000 during the same period in 2012.

At June 30, 2013 the Partnership had working capital of $1.7 million and a current ratio of 1.32 to 1 compared to a working capital of $1.4 million and a current ratio of 1.38 to 1 at June 30, 2012. The increase in working capital was primarily due to higher inventories and deferred farming costs partially offset by higher short-term borrowing as of June 30, 2013.

In connection with the Partnership’s development of  its branded macadamia nut products the Partnership will be required to raise funds or invest some or all of its available farming cash flow in Royal’s product development and marketing and other expenses over the next several years.  At this time, the Partnership believes that even if the Partnership’s plan is successful, this effort will not be profitable until at least 2015.  If the Partnership elects to increase its husking capacity and dry its nuts, it will be required to expend approximately $1.5 to $2.5 million over the next two years for husking facility improvements and drying and storage facilities for its macadamia nuts.

The Partnership intends to fully implement its branded product strategy and estimates it will require between $1 to $2 million of additional funding during the third quarter 2013.  The Partnership intends to increase the revolving credit facility or seek additional equity or debt to meet its cash needs.

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

(b)         There have been no significant changes to internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit
Number	Description

11.1	Statement re Computation of Net Loss per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification

31.2	Form of Rule 13a-14(a) [Section 302] Certification

32.1	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter and six months ended June 30, 2013, filed on August 14, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: August 14, 2013	By	/s/ John Kai
John Kai
President
Chief Executive Officer

	By	/s/ Jon Y. Miyata
Jon Y. Miyata
Principal Accounting Officer
Chief Accounting Officer

Exhibit Index

Exhibit		Page
Number	Description	Number

11.1	Statement re Computation of Net Loss per Class A Unit	23

31.1	Form of Rule 13a-14(a) [Section 302] Certification	24

31.2	Form of Rule 13a-14(a) [Section 302] Certification	25

32.1	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

32.2	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter and six months ended June 30, 2013, filed on August 14, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.