Form 10-Q
period 2013-09-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2013-11-05
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, Registrant had 7,500,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

Item 1.  Unaudited Consolidated Financial Statements

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	September 30,		December 31,
	2013	2012	2012
	(unaudited)		(audited)
Assets
Current assets
Cash and cash equivalents	$146	$713	$261
Accounts receivable	3,027	4,915	5,786
Inventories	2,804	914	1,351
Deferred farming costs	3,117	2,838	—
Other current assets	399	256	360
Total current assets	9,493	9,636	7,758
Land, orchards and equipment, net	45,357	48,529	48,027
Intangible assets, net	518	491	556
Other non-current assets	45	—	—
Total assets	$55,413	$58,656	$56,341

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Short-term borrowings	5,600	4,700	2,400
Accounts payable	714	1,132	1,121
Accrued payroll and benefits	1,189	825	1,031
Other current liabilities	229	125	160
Total current liabilities	8,782	7,832	5,762
Non-current pension benefits	605	582	713
Long-term debt	6,125	7,175	6,825
Deferred income tax liability	1,024	1,021	1,039
Total liabilities	16,536	16,610	14,339
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 7,500 units authorized, issued and outstanding	39,140	42,276	42,286
Accumulated other comprehensive loss	(344)	(311)	(365)
Total partners’ capital	38,877	42,046	42,002
Total liabilities and partners’ capital	$55,413	$58,656	$56,341

See accompanying notes to consolidated financial statements

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Macadamia nut sales	$3,391	$5,495	$4,805	$9,050
Contract farming revenue	570	759	1,231	1,471
Branded product sales	438	—	905	—
Total revenues	4,399	6,254	6,941	10,521
Cost of goods and services sold
Cost of macadamia nut sales	3,502	4,361	4,614	6,927
Cost of contract farming services	542	724	1,156	1,376
Cost of branded product sales	350	—	971	—
Total cost of goods and services sold	4,394	5,085	6,741	8,303
Gross income	5	1,169	200	2,218
General and administrative expenses	1,052	744	2,912	2,371
Operating income (loss)	(1,047)	425	(2,712)	(153)
Interest expense	(169)	(172)	(454)	(488)
Other income	2	84	191	210
Income (loss) before income taxes	(1,214)	337	(2,975)	(431)
Income tax expense	3	41	21	78
Net income (loss)	(1,217)	296	(2,996)	(509)

Other comprehensive income, net of tax
Amortization of prior service cost	2	2	5	6
Amortization of actuarial loss	5	4	16	12
Defined benefit pension plan	7	6	21	18
Other comprehensive income, net of tax	7	6	21	18
Comprehensive income (loss)	$(1,210)	$302	$(2,975)	$(491)

Net income (loss) per Class A Unit	$(.16)	$0.04	$(0.40)	$(0.07)

Cash distributions per Class A Unit	$—	$—	$0.02	$—

Class A Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	40,357	41,980	42,286	42,785
Accumulated other comprehensive loss	(351)	(317)	(365)	(329)
	40,087	41,744	42,002	42,537

Allocation of net income (loss):
Class A limited partners	(1,217)	296	(2,996)	(509)
	(1,217)	296	(2,996)	(509)

Cash distributions:
Class A limited partners	—	—	(150)	—
	—	—	(150)	—

Other comprehensive income:
Change in pension and severance obligations	7	6	21	18
	7	6	21	18

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	39,140	42,276	39,140	42,276
Accumulated other comprehensive loss	(344)	(311)	(344)	(311)
Total partners’ capital	$38,877	$42,046	$38,877	$42,046

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Cash received from goods and services	$1,715	$1,911	$9,906	$11,013
Cash paid to suppliers and employees	(4,157)	(3,990)	(12,821)	(11,642)
Interest paid	(136)	(94)	(367)	(410)
Net cash used in operating activities	(2,578)	(2,173)	(3,282)	(1,039)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	—	1,111	—
Purchase of property and equipment	(101)	(265)	(258)	(340)
Net cash provided by (used in) investing activities	(97)	(265)	853	(340)

Cash flows from financing activities:
Financing cost	—	(38)	—	(38)
Deferred rights offering fees	(36)	—	(36)	—
Proceeds from line of credit	2,900	3,900	6,000	5,600
Payments of line of credit	—	(700)	(2,800)	(3,300)
Payments of long term borrowings	(262)	(175)	(700)	(700)
Cash distributions paid	—	—	(150)	—
Net cash provided by financing activities	2,602	2,987	2,314	1,562

Net increase (decrease) in cash and cash equivalents	(73)	549	(115)	183
Cash and cash equivalents at beginning of period	219	164	261	530
Cash and cash equivalents at end of period	$146	$713	$146	$713

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)	$(1,217)	$296	$(2,996)	$(509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	909	791	1,397	1,361
Net gain on sale of property & equipment	(2)	—	(85)	—
Pension expense	7	6	21	18
Deferred income tax credit	(5)	(10)	(15)	(30)
(Increase) decrease in accounts receivable	(2,621)	(4,530)	2,760	81
Increase in inventories	(1,061)	(379)	(1,453)	(367)
(Increase) decrease in deferred farming costs	796	629	(2,575)	(2,319)
(Increase) decrease in other current assets	1	(8)	(39)	77
(Increase) decrease in other non-current assets	(8)	—	(8)	116
Increase (decrease) in accounts payable	298	711	(407)	661
Increase in accrued payroll and benefits	245	252	157	52
Increase (decrease) in other current liabilities	80	75	68	(175)
Decrease in non-current accrued benefits	—	(6)	(107)	(5)
Total adjustments	(1,361)	(2,469)	(286)	(530)
Net cash used in operating activities	$(2,578)	$(2,173)	$(3,282)	$(1,039)

See accompanying notes to consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)         BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (“the Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986.  In the opinion of management, the accompanying unaudited consolidated financial statements of Royal Hawaiian Orchards, L.P.  and its subsidiaries Royal Hawaiian Resources, Inc. (“General Partner”), Royal Hawaiian Services, LLC and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly their financial position as of September 30, 2013 and 2012 and the results of operations, changes in partners’ capital and cash flows for the three and nine months then ended.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year or for any future period.  The farming and orchard businesses are seasonal.  The harvest period begins in late summer and continues through the following spring.  Accordingly, revenues and cash inflows tend to follow this pattern.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

(2)         CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3)         ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Partnership adopted the provisions of ASU 2013-02 in the first quarter of 2013. The Partnership believes that adoption did not have a material impact on its financial statements, as amounts are not reclassified out of AOCI in its entirety.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”).  The update provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as to the reporting date.  The Partnership will adopt this standard in 2014.  The Partnership anticipates that adoption of the standard will not have a material impact on its consolidated financial statements.

(4)  SEGMENT INFORMATION

The Partnership is one of the leading growers and processors of macadamia nuts in the world, processing and marketing macadamia nuts in-shell, in bulk form and as snack products marketed under the Royal Hawaiian Orchards® brand name.  The Partnership has three reportable segments which are organized on the basis of revenues and assets:  owned orchards, contract farming and branded products.  The owned-orchard segment derives its revenues primarily from the sale of wet-in-shell macadamia nuts grown in orchards owned or leased by the Partnership.  This segment also has a portion of its wet-in-shell nuts processed into macadamia kernel for sale to the branded products segment.  The contract farming segment derives its revenues from the farming of macadamia orchards it owns and orchards owned by other growers.  The contracts provide for reimbursement of actual farming cost incurred plus a mark-up fee which is a percentage of farming costs or a fixed amount per acre.  Contract farming revenues tend to be less variable than revenues from the owned-orchard segment.  The branded products segment derives its revenues from the sale of branded macadamia nut snack products and the sale of bulk macadamia nut kernel.

Management evaluates the performance of each segment on the basis of operating income.  The Partnership’s reportable segments are distinct business enterprises that offer different products or services.  All intersegment sales and transfers are eliminated in consolidation.

The following tables summarize each reportable segment’s revenues, operating income (loss), assets and other information as of and for the three and nine-month periods ended September 30, 2013 and 2012.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended September 30, 2013 (unaudited)
	(in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$3,391	$570	$438	$—	$4,399
Intersegment revenue	571	2,780	—	(3,351)	—
Total revenue	$3,962	$3,350	$438	$(3,351)	$4,399

Operating income (loss)
External customers	$(577)	$28	$(498)	$—	$(1,047)
Intersegment operating income	164	—	(16)	(148)	—
Total operating income (loss)	$(413)	$28	$(514)	$(148)	$(1,047)

Depreciation	$771	$108	$4	$—	$883
Expenditures for property & equipment	$5	$82	$14	$—	$101

Segment assets
Segment assets	$44,235	$9,238	$1,940	$—	$55,413
Intersegment eliminations	4,813	—	321	(5,134)	—
Total segment assets	$49,048	$9,238	$2,261	$(5,134)	$55,413

	Three months ended September 30, 2012 (unaudited)
	(in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$5,495	$759	$—	$—	$6,254
Intersegment revenue	—	4,060	—	(4,060)	—
Total revenue	$5,495	$4,819	$—	$(4,060)	$6,254

Operating income (loss)	$537	$35	$(147)	$—	$425

Depreciation	$671	$99	$—	$—	$770

Expenditures for property & equipment	$176	$6	$83	$—	$265

Segment assets	$51,014	$7,481	$161	$—	$58,656

	Nine months ended September 30, 2013 (unaudited)
	(in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$4,805	$1,231	$905	$—	$6,941
Intersegment revenue	1,220	4,416	—	(5,636)	—
Total revenue	$6,025	$5,647	$905	$(5,636)	$6,941

Operating income (loss)
External customers	$(1,204)	$75	$(1,583)	$—	$(2,712)
Intersegment operating income	337	—	(16)	(321)	—
Total operating income (loss)	$(867)	$75	$(1,599)	$(321)	$(2,712)

Depreciation	$982	$329	$12	$—	$1,323
Expenditures for property & equipment	$57	$155	$46	$—	$258

Segment assets
Segment assets	$44,235	$9,238	$1,940	$—	$55,413
Intersegment eliminations	4,813	—	321	(5,134)	—
Total segment assets	$49,048	$9,238	$2,261	$(5,134)	$55,413

	Nine months ended September 30, 2012 (unaudited)
	(in thousands)
	Owned Orchards	Farming	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$9,050	$1,471	$—	$—	$10,521
Intersegment revenue	—	7,551	—	(7,551)	—
Total revenue	$9,050	$9,022	$—	$(7,551)	$10,521

Operating income (loss)	$202	$95	$(450)	$—	$(153)

Depreciation	$1,001	$301	$—	$—	$1,302

Expenditures for property & equipment	$200	$57	$83	$—	$340

Segment assets	$51,014	$7,481	$161	$—	$58,656

All revenues are from sources within the United States of America.

The Partnership has reclassified its September 30, 2012 segment information to conform to the current period presentation.

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

(6)  INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,		December 31,
	2013	2012	2012
	(unaudited)
Kernel	$1,012	$601	$721
Work-in-process (nut-in-shell)	993	—	—
Finished goods	290	14	285
Packaging supplies and ingredients	210	64	98
Farming supplies	299	235	247
	$2,804	$914	$1,351

All inventories are stated at the lower of cost or market.   Work in process inventory is wet-in-shell nuts recorded at production cost.  The cost to produce the related nut and the kernel processing costs are reclassified on a first in first out basis to kernel inventory.  Management regularly evaluates its inventory for any impairment and has determined that an inventory valuation allowance is not required at this time.  Macadamia kernel, packaging, ingredients and nut-in-shell inventories will be used to manufacture branded products.  Farming supplies will be used in the owned orchard and contract farming segments to generate nut sales and contract farming revenue.

(7)  INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income.

Royal is subject to taxation as a C Corporation at the current federal tax rate of 34% and state tax rate of 8.34% on the corporation’s taxable income (loss).  As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at September 30, 2013 was $1.1 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

Losses from the branded product segment of the Partnership’s business conducted by Royal cannot be used to offset taxable income in the owned orchards and contract farming segments.

(8)  GENERAL EXCISE TAXES

The Partnership records Hawaii general excise taxes when goods and services are sold on a gross basis as components of revenues and expenses.  For the three months ended September 30, 2013 and 2012, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $9,000 and $13,000, respectively.   For the nine months ended September 30, 2013 and 2012, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $21,000 and $25,000, respectively.

(9)  CREDIT FACILITY - DEBT

On August 27, 2013, the Partnership executed a Sixth Amendment to Revolving Loan Promissory Note and a Third Amendment to Fourth Amended and Restated Credit Agreement with the Partnership’s existing lender, American AgCredit, PCA.  Under these documents the amount that is available for borrowing under the Partnership’s revolving credit facility increased from $5.0 million to $7.0 million until December 31, 2013, at which time the revolving credit facility will be reduced to $5.0 million and any balance in excess of that amount must be repaid.  In addition, the interest rate on any portion of the additional $2.0 million revolver amount that is drawn upon increases by 50 basis points over the interest rate for the first $5.0 million loan which is the higher of (i) a base rate of 4% and (ii) the prime rate as published in the Wall Street Journal plus 1%.  Other modifications include the reduction of the minimum EBITDA covenant to zero for the four quarters ended September 30, 2013 and certain definitional and technical changes.  The Partnership’s revolving credit facility with American AgCredit, PCA expires on May 1, 2014, and, therefore, indebtedness under the revolving credit facility is classified as short-term on the Partnership’s balance sheet as of September 30, 2013.  The Partnership had $5.6 million outstanding on the revolving credit facility at September 30, 2013, including $5.0 million with interest on revolving advances at 4.25% interest per annum and $600,000 with interest on advances at 4.75% interest per annum.  The Partnership had $4.7 million outstanding on the line of credit at September 30, 2012, with interest on revolving advances at 4.25% per annum.

In addition to the revolving credit facility, the Partnership has a 10-year $10.5 million term loan with American AgCredit, PCA, which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires equal monthly payments over the term and bears fixed interest at 6.5% per annum.  The Partnership had $7.2 million and $8.2 million outstanding on the term loan at September 30, 2013 and 2012, respectively.

Both the revolving credit facility and the term loan are collateralized by all personal and real property assets of the Partnership and its subsidiaries.

The credit agreements with American AgCredit, PCA, contain various financial covenants.  The Partnership was in compliance with all financial covenants at September 30, 2013 and 2012.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The 10-year term loan has a fixed rate and has a fair value of approximately $7.7 million compared to a carrying value of $7.2 million as of September 30, 2013.  The inputs used in determining the fair value of the line of credit and loan are classified as Level 3 within the fair value measurement hierarchy.

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

(11)  CASH DISTRIBUTIONS

On April 12, 2013, a distribution of $0.02 per Class A Unit (a total of $150,000) was paid to unit holders of record as of March 29, 2013.  The credit agreement with American AgCredit, PCA prohibits the declaration and payment of cash distributions without prior approval from the lender.  The lender approved the distribution.  No distributions were declared or paid during the three and nine-month periods ended September 30, 2012.

(12) PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits
	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Service Cost	$22	$18	$67	$55
Interest Cost	14	12	40	36
Expected Return on Assets	(13)	(11)	(41)	(35)
Amortization of Unrecognized Prior Service Costs	2	2	5	6
Amortization of Unrecognized Loss	5	4	16	12
Net Periodic Pension Cost	$30	$25	$87	$74

(13)  INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees that are members of a union bargaining unit and not covered by the defined benefit pension plan.  Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.  Components of net periodic benefit cost are as follows (in thousands):

	Intermittent Severance Benefits
	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Service Cost	$5	$4	$15	$12
Interest Cost	4	3	11	10
Net Periodic Intermittent Severance Cost	$9	$7	$26	$22

(14)  EMPLOYEES

The Partnership has two bargaining agreements with the ILWU Local 142.  These agreements cover all production, maintenance, and agricultural employees of the Ka’u Orchard Division and the Keaau and Mauna Kea Orchard Division.  On June 20, 2013 the Partnership and the ILWU Local 142 agreed to three year contracts, which are effective June 1, 2013 through May 31, 2016.  The Partnership believes that relations with its employees and the ILWU are good.

(15)  SUBSEQUENT EVENTS

On the date hereof, the Partnership filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed distribution of non-transferable subscription rights to holders of the Partnership’s depositary receipts representing Class A Units of limited partnership interests (“Depositary Receipts”), to purchase up to 3,000,000 new Depositary Receipts.  After the registration statement becomes effective under the Securities Act of 1933, as amended, the Partnership intends to distribute one subscription right for each Depositary Receipt held with each subscription right entitling the holder to purchase .4 new Depositary Receipts, on the terms and conditions set forth in the registration statement.

Assuming the subscription rights offering is completed, the Partnership intends to use the net proceeds to (1) fund increases in working capital including kernel inventory, finished goods inventory, and accounts receivable related to its branded product strategy; (2) repay indebtedness incurred to fund working capital needs; (3) fund promotional allowances including slotting fees related to its branded product strategy; and (4) for general Partnership purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in, or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

Significant Accounting Policies and Estimates

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives assigned to our assets, nut pricing under certain nut sales agreements, determination of bad debt, deferred farming costs, asset impairment, goodwill and goodwill impairment, self-insurance reserves, assumptions used to determine employee benefit obligations, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry and crop, information provided by our customers and information available from outside sources, as appropriate. There can be no assurance that the actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in the 2012 Annual Report.

Factors that May Affect our Results of Operations

The Partnership’s financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices.  The macadamia crop year in Hawaii runs from July 1 through June 30 with nuts generally being harvested from August through April.  Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter.  Nut production in the first half of the year is the result of pollination and fruit set that occur during April through July-August of the previous year.  Factors, such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution, determine the length of the flower/pollination/fruit-set season.  In Keaau, flowering that extended into June 2012 resulted in a small amount of harvest in the first quarter of 2013.  In Ka’u, the low rainfall from April to November 2012, resulted in a shorter than anticipated flowering period which shortened the harvesting period.  Given these conditions and the resulting minimal crop yield, the Partnership did not harvest nuts in the second quarter of 2013, since the cost of harvesting would have exceeded any revenue earned from the sale of nuts.

The consolidated financial information provided herein may not be indicative of our future operating results due to the significant costs being incurred and expected to be incurred to expand the branded products segment of our business.  The Partnership is taking into inventory kernel that is no longer sold to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) following the expiration of the one-year Mauna Loa contract, which expired on December 31, 2012 (“ML Contract A”), and the two-year Mauna Loa contract, which expires on December 31, 2013 (“ML Contract B”) and utilizing such kernel for our macadamia snack products.  The Partnership and Mauna Loa are currently in negotiations on an extension  of the three-year Mauna Loa contract, which expires on December 31, 2014 (“ML Contract C” and, together with the ML Contract A and the ML Contract B, the “ML Contracts”).  See Owned-Orchard Segment below for further information on the purchase contracts.  Production that the Partnership keeps to build inventory levels will not be generating revenues for the Partnership.  In addition, weather conditions during 2013 may delay the harvesting and sale of nuts into early 2014, which may further reduce the Partnership’s revenues for 2013.  Reduced revenues in 2013 may also be coupled with higher promotional costs related to our branded products, which may further reduce revenues and income for 2013 and 2014 and, depending on the timing of the payment of slotting fees, may result in negative revenues for a period.

Results of Operations

For the three months ended September 30, 2013 the Partnership incurred a net loss of $1.2 million as compared to a net profit of $296,000 for the same period in 2012.  This was attributable to 8% or 689,000 fewer WIS pounds produced due to adverse conditions affecting our Ka’u Orchards, which resulted in that orchard producing 41% or 2.4 million fewer pounds than the same period last year; the longer revenue conversion period, which is generally three to four months longer as compared to the prior year for nuts retained by the Partnership for its branded products; the added selling, general and administrative costs of our branded product segment, which was $439,000 higher than the same period in 2012; and a 27% increase in the average cost per pound based on the Partnership’s lower forecasted annual production estimate and its method of accounting for interim financial purposes.

For the nine-month period ended September 30, 2013, the Partnership incurred a net loss of $3.0 million from total revenues of $6.9 million compared to a net loss of $509,000 from total revenues of $10.5 million for the nine-month period ended September 30, 2012.  Below average rainfall in Ka’u from April to November 2012 had a detrimental effect on the nut-set and critical kernel development periods.  This adversely impacted production in the first quarter of 2013.  In order to minimize the effects of the lower yields in Ka’u, harvesting was accelerated in the fourth quarter of 2012 to maximize efficiency and assist in stabilizing 2012 productivity, which contributed to lower harvest levels in the Partnership’s 2013 year-to-date results. The net loss in 2013 is mainly attributable to lower nut sales resulting from  lower production; a longer nut revenue conversion cycle for nuts retained by the Partnership for its branded products; an accrual of severance benefits in the amount of $280,000 as a result of the departure of the Company’s former President and CEO; and costs associated with the branded products segment, including $764,000 in selling and marketing costs, $752,000 in general and administrative expenses and $147,000 in slotting fees.  The net loss in 2012 is mainly attributable to higher general and administrative expenses that the Partnership believes are non-recurring, comprised of $372,000 in legal fees related to the aborted 2012 rights offering and $307,000 for other professional fees.  The Keaau and Mauna Kea WIS production for the period offset some of the shortfalls.  Keaau and Mauna Kea produced 61%, or 1.7 million WIS pounds and 35% or 171,000 pounds more, respectively, for the nine-month period ended September 30, 2013 as compared to the same period in 2012.  This was due to early and consistent nut set which meant an early harvest for Keaau and good densities for both Keaau and Mauna Kea.

Owned-orchard Segment

In 2010, the Partnership acquired approximately 880 tree acres of macadamia nut orchards, land, equipment and other assets from International Air Service Co., Ltd. (“IASCO”), and pursuant to two lease agreements and one license agreement assigned to the Partnership in connection with the acquisition, all macadamia nuts produced in the IASCO orchards must be sold to and are required to be purchased by Mauna Loa.  The agreements are long term and expire at various dates through 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest volume fancy and choice products sold in Hawaii during the month of delivery, and the price of WIS Hawaii macadamia nuts reported by the United States Department of Agriculture (the “USDA”) for the period of delivery.    The USDA did not provide a final report for the crop year ended June 30, 2013, and it is not clear whether the USDA will continue to issue these reports under which the price is to be adjusted due to federal budget cuts.    For the crop year ended June 30, 2013, the Partnership and Mauna Loa agreed upon $0.80 per WIS pound for the USDA price component, which was based on a preliminary USDA report.  In the third quarter of 2013, the Partnership recorded additional nut revenue of $46,000 from those orchards, including $41,000 on the production of 4.3 million WIS pounds produced in 2012 and $5,000 on 669,000 WIS pounds produced in the first quarter of 2013, based upon the newly agreed upon price of $0.80 per WIS pound.

On January 31, 2011, the Partnership entered into the ML Contracts, each effective January 1, 2012.  Each contract required that Mauna Loa purchase and the Partnership sell 1/3 of all macadamia nut production of the Partnership excluding production from the IASCO orchards (or approximately 6.5 million pounds of wet-in-shell nuts annually). The ML Contract A and the ML Contract B were not extended by the Partnership and Mauna Loa.  During 2013, the Partnership used the nuts from the ML Contract A for the manufacture of its branded products and for bulk sales and, in 2014, intends to use most of the nuts from the ML Contract A and the ML Contract B for the manufacture of its branded products and for bulk sales.

In order to provide for the processing of nuts covered by the contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with Buderim Macadamias of Hawaii, LLC (“MacFarms”), under which MacFarms agreed to process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013 with the specific volume being determined by the Partnership.  Under the Agreement with MacFarms, the Partnership agreed to pay MacFarms a processing fee.  The Partnership delivered 2.0 million pounds of WIS nuts to MacFarms during the three month period ending September 30, 2013.  Due to the time required to dry and then process the WIS nuts into kernel, only 93,000 pounds were sold to Royal and an estimated 1.5 million pounds of WIS nuts remained in inventory at MacFarms as work in process.  It is expected that the 1.5 million pounds of work in process remaining at MacFarms as of September 30, 2013, along with additional WIS deliveries in October and November will be processed into kernel and sold to Royal during the fourth quarter of 2013.  For the nine month period ending September 30, 2013, the Partnership delivered 2.8 million pounds of WIS to MacFarms and 216,000 pounds of kernel were sold to Royal.  Of this amount, 123,000 kernel pounds were sold to Royal in the first and second quarter of 2013.  The Partnership is in the process of negotiating a one year extension with MacFarms to continue the nut processing through December 31, 2014.  All intercompany sales and related profit have been eliminated in the consolidated financial statements.

For the three and nine-month periods ended September 30, 2013 and 2012, nut production, nut prices and nut revenues were as follows:

	For the Three Months					For the Three Months
	Ended September 30,					Ended September 30,
	2013					2012
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production Sold per Nut Purchase Contracts	Production Retained by Partnership	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	4,942	900	5,842	2,033	7,875	6,777	1,787	8,564
Adjustment for WIS @ 20% SK/DIS @ 30%	(1,484)					(1,456)
Adjusted WIS pounds	3,458	900				5,321	1,787
Nut price (per adjusted WIS pound)	0.7700					0.7700
Nut price (per WIS pound, IASCO only)		0.7578					0.7823
Net nut sales ($000’s)	$2,663	$682	$3,345			$4,097	$1,398	$5,495
Qtr 1 nut revenue adjustment		5	5
Prior year nut revenue adjustment		41	41
Total nut sales ($000’s)	$2,663	$728	$3,391			$4,097	$1,398	$5,495
Price per WIS pound (Net nut sales)	$0.5389	$0.7578	$0.5726			$0.6045	$0.7823	$0.6416

Note: Adjustment represents conversion of gross WIS weight to WIS weight at 20% moisture content with saleable kernel recovery at 30% as provided for in the ML Contracts.

	For the Nine Months					For the Nine Months
	Ended September 30,					Ended September 30,
	2013					2012
Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production Sold per Nut Purchase Contracts	Production Retained by Partnership	Total Production	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production
WIS pounds	6,342	1,569	7,911	2,791	10,702	11,017	3,128	14,145
Adjustment for WIS @ 20% SK/DIS @ 30%	(1,743)					(2,428)
Adjusted WIS pounds	4,599	1,569				8,589	3,128
Nut price (per adjusted WIS pound)	0.7700					0.7700
Nut price (per WIS pound, IASCO only)		0.7795					0.7679
Net nut sales ($000’s)	$3,541	$1,223	$4,764			$6,614	$2,402	$9,016
Prior year nut revenue adjustment		41	41				34	34
Total nut sales ($000’s)	$3,541	$1,264	$4,805			$6,614	$2,436	$9,050
Price per WIS pound (Net nut sales)	$0.5583	$0.7795	$0.6022			$0.6003	$0.7679	$0.6373

Note: Adjustment represents conversion of gross WIS weight to WIS weight at 20% moisture content with saleable kernel recovery at 30% as provided for in the ML Contracts.

Production for the nine-month period ended September 30, 2013 was 24% lower than the same period in 2012.  This lower production resulted completely from the Ka’u orchards which, including IASCO, produced approximately 48% less WIS pounds as compared to the same period in 2012.  Though rainfall in the Ka’u region was higher from April to September in 2013 compared with the same period in 2012, there were several consecutive week periods of low to no rainfall during critical stages of nut development.  As noted above, harvesting was accelerated in the fourth quarter of 2012 to maximize harvest efficiency and assist in stabilizing 2012 productivity.  This contributed to lower harvest levels in the Partnership’s 2013 year-to-date results, as the accelerated harvesting shifted the nut production and related revenue into 2012, rather than the first quarter of 2013.

Another contributing factor to the lower production was the Macadamia Felted Coccid (“MFC”), which has been an ongoing insect threat to macadamia in the Ka’u region. MFC is a known causal agent of decreased nut production and areas observed to have higher populations have had lower than normal production.

For the three months ended September 30, 2013, the ongoing dry weather combined with MFC have had an adverse effect on production. Crop insurance claims were filed due to several orchards producing below average yields for the crop year ending June 30, 2013, and the proceeds from such will be recorded when the amounts are determined.

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

Cost of goods sold (owned-orchard segment) for the nine-month period ended September 30, 2013 is based on the current standard cost of $0.75 per contract pound compared with an estimated standard cost of $0.59 for the nine-month period ended September 30, 2012.  The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The effect of the expected lower annual production in 2013 and lower contract pounds recovery, as compared to 2012, results in a higher standard cost per pound, as the costs are spread over fewer pounds.  Contract pounds are the pounds for which the Partnership is paid or retained by the Partnership and processed into kernel and sold to Royal for its branded products and bulk kernel sales.  The deferred farming balance will be fully absorbed by production at the end of the calendar year.

Farming Segment

Farming service revenue and expense for the third quarter of 2013 were 25% lower than the same period in 2012.  The decrease is mainly attributable to lower irrigation and cultivation costs in 2013 compared to the same period in 2012.  Farming service revenue and expense for the nine-month period ended September 30, 2013 were 16% lower compared to the same period in 2012.  Depreciation expense included in farming expense for the three and nine-month periods ended September 30, 2013 were $108,000 and $329,000, respectively, compared to the three and nine-month periods ended September 30, 2012 which were $99,000 and $301,000, respectively.  The increase in depreciation expense was due to the purchase of additional farm equipment in 2013.

Branded Products Segment

Branded Product sales for the three and nine months ended September 30, 2013, amounted to $438,000 and $905,000, respectively, which are reported after subtracting trade discounts and new product distribution expenses (“slotting fees”), of $87,000 and $262,000, respectively.  Slotting fees are costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehouse systems, allocating shelf space and in-store systems set-up, among other things. This investment in future growth, combined with selling and administrative expenses resulted in an operating loss for this segment in the three and nine month periods ended September 30, 2013.  As the Partnership seeks to expand its sales in this segment and establish a strong market position, the Partnership expects to continue to incur high levels of slotting fees which will negatively impact its near term financial performance but accelerate future topline revenue growth.  The Partnership expects to incur increased levels of slotting fees through 2015.  Additionally, cost of goods was negatively impacted by the comparatively higher cost of purchased kernel which was approximately 66% higher per pound as compared to internally-produced kernel used to manufacture branded products during the nine months ended September 30, 2013.  Branded product sales commenced in October 2012 and therefore there is no comparable sales data for 2012.  Selling, general and administrative expenses amounted to $586,000 and $1.5 million for the three and nine months ended September 30, 2013, respectively, compared to expenses of $147,000 and $450,000 for the three and nine months ended September 30, 2012.   The higher 2013 expenses as compared to 2012 are indicative of the branded products segment’s startup in 2012 and its 2013 growth.  As of September 30, 2013, the Company has sold to or has commitments for orders to customers, representing over 3,000 stores in Hawaii and the continental United States and plans for rapid expansion in 2014.

General and Administrative Expense

General and administrative expenses for the three-month period ended September 30, 2013 were $1.1 million, an increase of 41% compared to the same period in 2012.    This increase resulted primarily from increases in Royal’s selling, marketing and administrative expenses as it seeks to increase distribution and market share.

General and administrative expenses for the nine-month periods ended September 30, 2013 and 2012 were $2.9 million and $2.4 million, respectively.   In 2013, Royal incurred $1.1 million higher selling, marketing and administrative costs compared to the same period in 2012.  This increase was partially offset by the Partnership incurring $372,000 in non-recurring legal fees due to the aborted 2012 rights offering and higher professional fees incurred in 2012 as compared to the same period in 2013.

Other Income and Expenses

Other income decreased $82,000 the three-month period ended September 30, 2013 as compared to the same period in 2012.  This was the result of receiving $58,000 in crop insurance proceeds and $26,000 from a property insurance claim in 2012 as compared to earning a $2,000 gain on a sale of equipment in 2013.  Other income of $191,000 recorded for the nine-month period ended September 30, 2013 was attributable to a patronage dividend of $106,000 from American AgCredit, PCA, and a $85,000 gain on the sale of property and equipment.  Other income of $210,000 recorded for the nine-month period ended September 30, 2012 was attributable to the other income recorded in the third quarter of 2012 as noted above and $126,000 in patronage dividend from American AgCredit, PCA.

Interest expense for the three and nine-month periods ended September 30, 2013 was $169,000 and $454,000, respectively, compared to $172,000 and $488,000 for the same periods in 2012.  The decrease was attributable to a lower outstanding balance on the term loan in 2013.

Liquidity and Capital Resources

Our businesses are seasonal.  Production normally peaks in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season.  The Partnership has met its working capital needs with cash on hand, and through short-term borrowings under a revolving credit facility. However, in connection with the Partnership’s development of its branded products,  in order to fully implement this strategy, we estimate that we will need to raise additional capital over the next two years to build the working capital necessary to hold raw materials and finish goods in inventory; extend the sales cycle of harvested macadamias and extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; and for general partnership purposes.  While sales of our branded products are anticipated to be only slightly seasonal, with the fourth quarter of the calendar year somewhat higher, macadamia nut production is very seasonal, with the largest quantities typically being inventoried from September through November, resulting in large inventories that will be converted into finished product and sold throughout the following year.

On the date hereof the Partnership filed a Form S-1 registration statement with the SEC to conduct a subscription rights offering to fund increases in working capital.  Since a part of the proceeds will be to repay  a portion of our revolving credit facility, the Partnership has been in discussions with American AgCredit, PCA regarding their willingness to issue an extension on the pay down on the revolving credit facility should the funding from the subscription rights offering not be available by December 31, 2013.

The Partnership is also considering improving and increasing its husking capacity and considering drying its nuts, which will require expending approximately $2.0 to $2.5 million over the next two years for husking facility improvements and drying and storage facilities for its macadamia nuts.  Assuming proceeds from the subscription rights offering are received to support the branded segment’s growth, funds needed for the purchase of equipment could be generated from operating cash flows from its orchard segment.

At September 30, 2013 the Partnership had a cash balance of $146,000 compared to $713,000 at September 30, 2012.  Cash flows used in operating activities for the nine-month period ended September 30, 2013 and 2012 were $3.3 million and $1.0 million, respectively.  The decrease in operating cash flows for the nine-month period ended September 30, 2013 was primarily attributable to a decrease in cash receipts of $1.1 million due to lower nut sales in 2013 compared to 2012; increases in inventory of $1.9 million; and increases of $1.2 million in payments for operating expenses compared to the same period in 2012.  Cash flows used in operating activities for the three-month period ended September 30, 2013 and 2012 totaled $2.6 million and $2.2 million, respectively.  The decrease in operating cash flows for the three-month period ended September 30, 2013 was primarily attributable to a decrease in cash receipts of $196,000 due to lower nut sales and increases in payments for operating expenses of $167,000 compared to the same period in 2012.

At September 30, 2013 the Partnership had working capital of $711,000 and a current ratio of 1.08 to 1 compared to a working capital of $1.8 million and a current ratio of 1.23 to 1 at September 30, 2012. The decrease in working capital was primarily due to higher inventories offset by lower accounts receivable and higher short-term borrowing as of September 30, 2013.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding: (i) projections of revenues, expenses, income or loss; (ii) statements of plans, objectives and expectations of the Partnership, its subsidiaries, Royal Hawaiian Resources, Inc. (the “General Partner”), or the board of directors of its General Partner, including those relating to regulatory actions, business plans, products or services; (iii) statements of future economic performance; (iv) statements of assumptions underlying such statements; (v) statements about industry trends; (vi) impact of adoption of new accounting standards; (vii) the timing of deferred farming costs; (viii) inventory valuation allowance; (ix) use of nut-in-shell inventories for manufacture of branded products; (x) use of farming supplies to generate revenues; (xi) amount of the valuation allowance for the deferred tax asset; (xii) fair value of the Partnership’s term loan; (xiii) relations with employees; (xiv) intended use of net proceeds from the proposed rights offering; (xv) USDA reports on macadamia nut prices; (xvi) recognition of insurance proceeds; (xvii) timing and manner of recognition of farming costs; (xviii) anticipated nut production; (xix) expansion plans for the branded products segment; (xx) anticipated increase in slotting fees and impact on results of operations; (xxi) estimated amount of working capital needed to fund expansion plans; (xxii) seasonality of nut production and sales of branded products; (xxiii) plans for its husking capacity; (xxiv) changes in internal controls; (xxv) planned rights offering; (xxvi) characterization of subscription rights as noncompensatory options; (xxvii) planned adjustment to capital accounts of all partners; (xxviii) changes to the board of directors of the General Partner; and (xxix) nonrecurring nature of certain general and administrative expenses.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We are not able to predict all factors that may affect future results. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K; changing interpretations of generally accepted accounting principles; outcomes of litigation, claims, inquiries or investigations; world market conditions relating to macadamia nuts; the weather and local conditions in Hawaii affecting macadamia nut production; legislation or regulatory environments, requirements or changes adversely affecting the businesses in which the Partnership is engaged; general economic conditions; geopolitical events and regulatory changes; ability to retain and attract skilled employees; our success in finding purchasers for our macadamia nut production at acceptable prices; increasing competition in the snack food market; the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers and distributors; the market acceptance of our products in the branded segment; and the availability and cost of raw materials; our success at managing the risks involved in the foregoing items and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

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

(b)         There have been no significant changes to internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5. Other Information

Proposed Subscription Rights Offering

On the date hereof, the Partnership filed a registration statement on Form S-1 with the SEC in connection with a proposed distribution of non-transferable subscription rights to holders of the Partnership’s Depositary Receipts representing Class A Units of limited partnership interests (“Depositary Receipts”), to purchase up to 3,000,000 new Depositary Receipts.  After the registration statement becomes effective under the Securities Act of 1933, as amended, the Partnership intends to distribute one subscription right for each Depositary Receipt held, with each subscription right entitling the holder to purchase .4 new Depositary Receipts, on the terms and conditions set forth in the registration statement.

Assuming the subscription rights offering is completed, the Partnership intends to use the net proceeds to (1) fund increases in working capital including kernel inventory, finished goods inventory, and accounts receivable related to its branded product strategy; (2) repay indebtedness incurred to fund working capital needs; (3) fund promotional allowances including slotting fees related to its branded product strategy; and (4) for general Partnership purposes.

There is no assurance that the registration statement will become effective, or that the Partnership will distribute rights or commence the subscription right offering (as outlined above or otherwise).

Amendment to Partnership Agreement

On November 1, 2013, Royal Hawaiian Resources, Inc., the managing partner of the Partnership amended the Partnership’s Amended and Restated Agreement of Limited Partnership, dated October 1, 2012 (the “Partnership Agreement”).  The purpose of the amendment is to maintain the uniformity of the Partnership’s Depositary Receipts following the exercise of the subscription rights in the Partnership’s proposed rights offering by causing the capital accounts of each of the holders of Depositary

Receipts to be the same on a per-Unit basis.  Under the amendment, upon the exercise of a noncompensatory option issued by the Partnership, the capital accounts of all Partners are required to be adjusted to take into account the unrealized gain and unrealized loss inherent in the assets of the Partnership at that time in accordance with U.S. Treasury Regulations that address noncompensatory options issued by partnerships.  The subscription rights to be issued by the Partnership should be noncompensatory options for this purpose, although that conclusion is not without doubt.  Accordingly, under the amendment, upon the exercise of the subscription rights, the capital accounts of all Partners will be adjusted to take into account the unrealized gain and loss in our assets at such time.  The amendment was adopted by the General Partner pursuant to Section 6.11 of the Partnership Agreement which permits the General Partner to adopt certain amendments without approval of the limited partners if, among other things, the amendment (i) does not have a material adverse effect upon the limited partners or the Partnership, (ii) is necessary or desirable to facilitate the trading of the Depositary Receipts, or (iii) is necessary to reflect the respective allocations, distributions, liquidation and other rights with respect to new securities issued by the Partnership.

The amendment to the Partnership Agreement is filed as an exhibit to this report.

Departure of Director

On, November 1, 2013, Jeffrey M. Kissel notified the Board of Directors of Royal Hawaiian Resources, Inc. the Managing Partner of Royal Hawaiian Orchards, L.P., of his decision not to stand for reelection to the board, effective November 1, 2013.  Mr. Kissel’s decision was not the result of any disagreement with the Company regarding operations, policies or practices.  Mr. Kissel has served as a director on the board since June 2005 and recently served as Chairman of the Audit Committee and as a member of the Nominating, Governance and Compensation Committee.  The board appointed Mr. Bradford C. Nelson as Chairman of the Audit Committee.  The board has adopted a resolution, effective November 1, 2013, reducing the size of the board to five directors.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit
Number	Description

3.1	Amendment to the Amended and Restated Agreement of Limited Partnership of Royal Hawaiian Orchards, L.P., dated as of November 1, 2013

10.1	Sixth Amendment to Revolving Loan Promissory Note, dated August 27, 2013 (incorporated by reference to Exhibit 10.95 to the Current Report on Form 8-K filed on September 3, 2013)

10.2	Third Amendment to Fourth Amended and Restated Credit Agreement, dated August 27, 2013 (incorporated by reference to Exhibit 10.96 to the Current Report on Form 8-K filed on September 3, 2013)

11.1	Statement re Computation of Net Income (Loss) per Class A Unit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter and nine months ended September 30, 2013, filed on November 4, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: November 4, 2013	By	/s/ Scott C. Wallace
Scott C. Wallace
President
Chief Executive Officer

	By	/s/ Jon Y. Miyata
Jon Y. Miyata
Chief Accounting Officer