Form 10-K
period 2013-12-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2014-03-28
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

1-9145

Commission File Number

ROYAL HAWAIIAN ORCHARDS, L.P.

(Exact Name of registrant as specified in its charter)

STATE OF DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

688 Kinoole Street, Suite 121, HILO, HAWAII 96720

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (808) 747-8471

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing Class A Units of Limited Partnership Interests	None (OTCQX)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☒

As of June 28, 2013, 7,500,000 shares of the registrant’s Class A Units were outstanding, and the aggregate market value of such Units held by non-affiliates was $11,119,018 (based on the last reported sales price on that date of $3.66 per Unit).

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in or incorporated by reference into this prospectus are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “estimate,” “expect,” “plan,” “intend,” “target” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

•                  projections of revenues, expenses, income or loss;

•                  our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;

•                  expected costs to produce kernel;

•                  renewal of trademark;

•                  ability to pass along increased costs;

•                  improvement in gross margins;

•                  future economic performance;

•                  water needs of maturing orchards and effects on production of insufficient irrigation;

•                  industry trends;

•                  use of nut-in-shell inventories for manufacture of branded products;

•                  relations with employees;

•                  plans to fund the construction of a drying plant;

•                  assumptions impacting expenses and liabilities related to our pension obligations;

•                  anticipated contributions to our pension plan;

•                  lower yields and cash flows from newer orchards;

•                  anticipated number of outstanding Depositary Units Representing Class A Units of Limited Partnership Interests following exercise of rights issued in the rights offering in February 2014;

•                  anticipated nut production;

•                  expansion plans for the branded products segment, including the number of stores we expect to be in by the end of 2014 and introduction of new products;

•                  anticipated increase in slotting fees and impact on results of operations;

•                  estimated amount of working capital needed to fund expansion plans;

•                  seasonality of nut production and sales of branded products;

•                  our ability to extend our existing processing agreement or engage other third parties to process our nuts;

•                  plans for processing capacity, including drying facilities;

•                  consumer demands regarding food standards and their impact on our costs and operating results;

•                  potential loss of shelf space;

•                  reliance on two manufacturers and our ability to secure new manufacturers;

•                  delays in production or delivery of nuts;

•                  use of herbicides, fertilizers and pesticides;

•                  a lessor’s exercise of its contractual right to take back orchards;

•                  impact of new accounting rules; and

•                  use of proceeds from our February 2014 rights offering.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation

•                  the factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K;

•                  changing interpretations of accounting principles generally accepted in the U.S.;

•                  outcomes of litigation, claims, inquiries or investigations;

•                  world market conditions relating to macadamia nuts;

i

•                  the weather and local conditions in Hawaii affecting macadamia nut production;

•                  legislation or regulatory environments, requirements or changes adversely affecting our businesses;

•                  general economic conditions;

•                  geopolitical events and regulatory changes;

•                  our ability to retain and attract skilled employees;

•                  our success in finding purchasers for our macadamia nut production at acceptable prices;

•                  increasing competition in the snack food market;

•                  the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers, and distributors;

•                  market acceptance of our products in the branded segment;

•                  the availability and cost of raw materials;

•                  nonperformance by our largest customer; and

•                  our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

ii

iii

PART I

ITEM 1.                        BUSINESS OF THE PARTNERSHIP

General Description of the Business

We are engaged in the business of growing and farming macadamia nuts in the State of Hawaii and manufacturing for retail sale two newly developed product lines of macadamia snacks.  We farm approximately 5,070 tree acres of macadamia nut orchards that we own or lease in three locations on the island of Hawaii.  We also farm approximately 1,100 tree acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

Since 1986 until the third quarter of 2012, we were engaged solely in the business of agricultural production of macadamia nuts but not their processing and marketing.  In late 2012, we began manufacturing and selling two newly developed product lines of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS® through our wholly owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”).  One product line consists of five savory flavors (Sea Salt, Hawaiian Barbecue, Wasabi Soy, Maui Onion and Salt and Black Pepper) of roasted macadamia nuts sold in five-ounce stand-up bags.  The second line consists of seven flavor combinations of dried fruit including mango, banana, papaya, lime, pomegranate, passion fruit, guava, blueberries and Kona coffee and nut cluster pieces sold in four-ounce stand-up bags.

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized under the laws of the State of Delaware in 1986.  The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.  Royal Hawaiian Services, LLC (“RHS”), a wholly owned subsidiary of the Partnership, commenced operations in 2013 and provides administrative and farming services for the Partnership.  On October 1, 2012, the Partnership changed its name from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. to better enable the Partnership to brand its products.  Royal Hawaiian was the original brand name used to market the macadamia nuts grown from 1946 until 1973 on the acreage that now comprises our orchards.

Our principal executive offices are located at 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720 and our telephone number is (808) 969-8057.  Our Depositary Units Representing Class A Units of Limited Partnership Interests (“Units”) are currently traded on the OTCQX platform under the symbol “NNUTU.”

Significant Factors Affecting Comparability

The results of operations for the year ended December 31, 2013 are not comparable to prior years’ results, as we retained a significant portion of our macadamia nuts for manufacture into our branded products or for sale in bulk kernel form.  This significantly affected sales, cost of sales, interest expense and working capital.

Effective with this annual report, the Partnership changed the way it reports its business segments to align it with the way management evaluates and makes decisions concerning the allocation of resources and the assessment of performance.  Previously, farming operations were shown as a separate segment, but are now incorporated in the Orchards Segment.  For financial reporting purposes, prior year information has been presented based on the new segment reporting structure.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this Annual Report on Form 10-K.

Financial Information about Industry Segments

Information concerning industry segments is set forth in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Orchards Segment

The Partnership grows and farms macadamia nuts on 5,070 tree acres of orchards it owns and leases.  The Partnership commenced operations in June 1986, following its acquisition of 2,423 tree acres of macadamia nut orchards and continued to acquire macadamia nut orchards over the years.

Nut Sales.  From 1968 through 2006 and from 2010 through the end of 2012, we sold all of our nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), a subsidiary of the Hershey Company, pursuant to various agreements with Mauna Loa.  On August 1, 2010, we assumed three long-term agreements expiring in 2029, 2078 and 2080 with Mauna Loa under which all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 16% of our production in 2013, must be sold to and purchased by Mauna Loa at a predetermined price.  In addition, on January 31, 2011, we entered into three nut purchase contracts with Mauna Loa for the sale of the balance of our production (i.e. production from properties excluding the IASCO orchards), which represented approximately 84% of our production in 2013, with approximately one-third of such production covered by a one-year agreement that expired December 31, 2012 (“ML Contract A”), one-third of such production covered by a two-year agreement that expired December 31, 2013 (“ML Contract B”), and one-third of such production covered by a three-year agreement expiring December 31, 2014 (“ML Contract C”), each at a fixed price.  The staggered expiration dates were designed to (i) smooth the effects of market price volatility by requiring annual renegotiation of pricing for only one-third of the non-IASCO volume and (ii) allow either party to exit the relationship gradually if it chose not to renew the expiring contracts.

Nuts that are husked and in hard shell prior to drying are designated wet-in-shell (“WIS”).  The nut purchase contracts require adjustments to a standard WIS shell moisture of 20% and a standard saleable kernel / dry-in-shell ratio of 30% (“WIS SK/DIS”) to the delivered field pounds to determine the pounds for which the Partnership is paid (the “adjusted WIS pounds”).  If the moisture content is above the 20% standard, the weight of the nuts will be adjusted downward for the increase in moisture content, resulting in the Partnership receiving less than the weight actually delivered.  Conversely, if the moisture content is below the 20% standard, then the weight of nuts paid for will be greater than the weight of nuts actually delivered.  Likewise, if the saleable kernel / dry-in-shell recovery is above the 30% standard, then the number of pounds paid for will be greater than the actual pounds delivered.  Conversely, if the saleable kernel / dry-in-shell recovery is below the 30% standard, then the number of pounds paid for will be less than the actual pounds delivered.  For nuts sold to Mauna Loa in 2013 under these contracts, the average moisture content was 22.9% and saleable kernel/dry-in-shell was 24.9%, resulting in a downward adjustment of the weight delivered of 20%.

The Partnership and Mauna Loa have not extended any of the ML Contracts.  As a result, the ML Contract A and ML Contract B expired December 31, 2012 and 2013, respectively, and the ML Contract C will expire by its terms on December 31, 2014.  During 2014, we will sell one third of our nut production (excluding production from the IASCO orchards) to Mauna Loa and retain the remaining two-thirds as inventory for use by Royal to manufacture branded products.  Under the provisions of ML Contract C, the Partnership will be paid $0.77 per adjusted WIS pound in 2014 for the production sold to Mauna Loa.

Under the IASCO agreements, we are paid based on wet-in-shell pounds, at a price which is derived annually from a formula which factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery.  To the extent that the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties.  The NASS did not provide a final report for the crop year ended June 30, 2013, due to federal budget cuts related to sequestration.  Accordingly, for the crop year ended June 30, 2013, the Partnership and Mauna

Loa agreed upon $0.80 per WIS pound for the NASS price component, which was based on a preliminary NASS report.  In 2013, the Partnership recorded additional nut revenue of $41,000 on the production from the IASCO orchards delivered in 2012.  In 2013, 2012 and 2011, the average price received from Mauna Loa per WIS pound amounted to $0.78, $0.79 and $0.75, respectively.  The price adjustment for 2013 production from the IASCO orchards will be calculated in the second quarter 2014 when the NASS price of macadamia nuts is published.  We recently received notice from the USDA indicating they will reinstate the NASS program in 2014.

To the extent the Partnership delivers unhusked nuts, a $0.055 per wet-in-shell pound husking charge is assessed by Mauna Loa.

Nut Processing.  To provide for the processing of nuts covered by the contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with Buderim Macadamias of Hawaii, LLC (“MacFarms”), which provided for the processing of WIS nuts into kernel for the Partnership during 2013 with the specific volume being determined by the Partnership.  Under the Agreement, the Partnership paid a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced.  The Partnership is in the process of negotiating a one-year extension with MacFarms through December 31, 2014 and is assessing nut processing alternatives for future years.  The Partnership anticipates that processing rates for 2014 will increase significantly over the 2013 rates.  Preliminary discussions indicated 2014 processing costs of $1.74 per kernel pound.  Although Hawaii processors currently have open capacity to process nuts for a fee, there is no assurance that this will continue in the future, and we are evaluating the processing of our nuts offshore.

In 2012 and 2011 the Partnership sold its entire macadamia nut production to Mauna Loa under an Addendum executed in December 2009 to a 2006 nut purchase agreement (the “Addendum”) and two lease agreements and one license agreement which it acquired in the August 1, 2010 acquisition of the IASCO orchards.  The Addendum provided for a nut purchase price of $0.73 per pound on a WIS SK/DIS basis.  In the first quarter 2011 Mauna Loa agreed to an incremental increase of $0.10 per pound WIS SK/DIS for nuts produced, up to 600,000 wet-in-shell pounds, from certain orchards in Keaau and Ka’u with lower nut densities.  The additional $0.10 per pound helped offset additional harvesting costs incurred for nuts harvested from orchards with lower nut densities.  In the first quarter 2011, 273,000 WIS pounds harvested from the orchards subject to this additional payment produced 203,000 contract pounds at a nut purchase price of $0.83 per adjusted WIS pound.  The additional $0.10 per pound resulted in $20,300 additional revenue above the revenue generated by the standard contract purchase price.

Competition.  In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central/South America.  For the 2013 world crop, Hawaii supplied 12.8%, Australia supplied 27.9%, South Africa supplied 29.2% and the remaining 30.1% was supplied by other parts of Africa, and Latin and South America. In 2013, the Partnership supplied about 63% of the Hawaiian crop from its orchards.  The orchards it farms for others supplied about 8% of the Hawaiian crop.  All of the Partnership’s production has historically only been sold to Hawaiian processors, so shipping the crop to processors outside of Hawaii has not been required.  Processors have the ability to purchase nuts from other local farmers and kernel from local and foreign processors to satisfy their requirements.  Nuts that are not purchased by local processors would need to be processed into kernel for future sale or sold to a foreign buyer.

Macadamia Farming.  The Partnership farms 5,070 tree acres of macadamia orchards, which it owns or leases, as well as 1,100 tree acres of macadamia orchards owned by others under farming contracts.

All orchards are located in three separate regions on the island of Hawaii (“Keaau”, “Ka’u” and “Mauna Kea”).  Because each region has different terrain and weather conditions, farming methods vary somewhat among the three locations.

Farming Contracts.  The Partnership currently provides services under eleven farming contracts.  Services under these contracts include cultivation, weed and pest control, fertilization, pruning and hedging, replanting, harvesting, and husking.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs, collect a pro-rata share of indirect costs and overhead, and charge a fee for these services, either as a fixed fee per tree acre farmed, or as a percent of reimbursed costs, ranging from 5% to 20%.  The farming contracts have maturity dates ranging from less than one year through June 30, 2033.  Owners are responsible for the sale of their nuts and, if required, the Partnership will arrange for the nuts to be delivered to the purchaser at the owner’s expense.

Orchard Maintenance.  Maintenance of an orchard is essential to macadamia nut farming.  Pruning and hedging of trees is necessary to allow space for mechanical harvesting and cultivating equipment to operate safely and efficiently.  Where mechanical equipment is used, the orchard floor must be maintained in a condition that will permit its operation.  Soil and gravel are used to repair holes and other surface irregularities caused by soil erosion from heavy rain and by farming equipment.  Pruning and surface maintenance are usually performed between harvest seasons.

Orchard management also requires the proper selection and application of fertilizers, pesticides (to control rodents, insects and fungi) and herbicides (to control weeds).  Insects, rodents and fungi, as well as wild pigs, if not controlled, can reduce nut production.

Harvesting.  The harvest period begins in the late summer and runs through the following spring.  Mature nuts fall from the trees and are harvested using mechanized harvesting equipment when the orchard floor is level enough to permit its use.  Nuts are harvested by hand when the orchard floor is too uneven to permit mechanical harvesting, when the nut drop is very light and when nuts remain on the ground after mechanical harvesting.  Seasonal labor for hand harvesting and other operations is generally available to the Partnership from adjacent communities.

Mechanical harvesting is less costly than hand harvesting.  Typically, approximately 70% of the orchards in Ka’u, 59% in Keaau and 100% in Mauna Kea are mechanically harvested.

During the harvest season, the nuts are collected every six to ten weeks depending upon conditions.  Nut quality deteriorates if the nuts remain on the ground too long.  The harvested nuts are then transported to husking facilities, which are located in Ka’u and Keaau.  The Keaau husking facility is owned and operated by Mauna Loa, and the Ka’u husking facility is owned and operated by the Partnership.  At the husking facilities, the outer husk is removed and the nuts, still in their shell, are weighed and sampled to determine moisture content.  Kernel quality is determined from samples taken.  The final adjustments under the nut purchase contracts are made to determine the appropriate payment for the nuts.  Title to the nuts sold as WIS passes to the buyer upon delivery.  Further processing of the nuts may be done by the buyers at this time.

Branded Products Segment

In the third quarter 2012, we commenced marketing our branded products, which derives its revenues from the sale of branded macadamia nut products reported under Royal.  In order to effectively market and sell our branded products, we established a sales office in California in 2013.  Key elements of our branded product strategy are:

Capitalize on the Health Benefits of Macadamia Nuts.  Our strategy is to capitalize on consumers’ views of nuts as an upscale healthy snack that can command prices above traditional mass-marketed products.  According to research conducted by Mintel International, consumers view fruit and nuts as the number one and two healthiest snacks.  Our products contain no artificial ingredients, are non-genetically modified organisms (“non-GMO”), are gluten-free, and have no sulfites. We are leveraging the existing nutritional properties inherent in tree nuts in our line of macadamia-based foods.  Our strategy is based on promoting the health benefits of macadamia nuts, which are similar to those of almonds, a food product that has achieved strong market positioning based on growing consumer awareness of associated wellness properties.  As part of this strategy, the Partnership sells two product lines of better for you macadamia snacks under the brand name “Royal Hawaiian Orchards®.”

Distribute Our Products through Retailers that Target Consumers who Desire Premium Healthy Snacks.  We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels, that target consumers with healthy eating habits and the disposable income necessary to afford premium products.  In accordance with this strategy, we seek to secure product placement in mainstream aisles.  We believe this leads more consumers to purchase our products. Early reaction from retailers has been positive, and we estimate that as of December 31, 2013, we have products in retail distribution in more than 3,000 stores in Hawaii and the continental United States and expect to be in 10,000 stores by the end of 2014.

Mitigate our Exposure to Fluctuating Commodity Prices.  By pursuing a branded product strategy and continuing to farm macadamia nuts, we believe that we have a pricing advantage, because we are able to produce nuts from our own orchards at a relatively fixed and currently favorable cost and do not have to compete to purchase nuts from third parties.  Furthermore, we believe that if wholesale market prices for macadamia nuts decline below our actual production costs, we would be better positioned to profitably sell the nuts as branded products, thereby mitigating our exposure to fluctuating market prices.

In order to fully implement our branded product strategy, in February 2014, we raised approximately $8.89 million (net of offering costs of $290,000) through a subscription rights offering.  We plan to use the proceeds from the offering over the next two years (i) to build the working capital necessary to hold raw materials and finished goods in inventory, extend the sales cycle of harvested macadamias and extend credit to our customers, (ii) to repay indebtedness incurred to fund working capital needs, (iii) to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves, and (iv) for general partnership purposes.  Further, while sales of our branded products are anticipated to be only slightly seasonal, with sales in the fourth quarter of the calendar year somewhat higher, macadamia nut production is very seasonal, with the largest quantities typically being inventoried from September to November, resulting in large inventories that will be converted into finished product and sold throughout the following year.  We anticipate that this seasonality of inventory will further increase our working capital requirements in 2014 and 2015.

Use of Co-packers.  Royal has contracted with third party manufacturers, also known as co-packers, in California to manufacture the Royal Hawaiian Orchards branded products.  Utilizing co-packers provides us with the flexibility of producing different products and the ability to develop new products quickly and economically.  We selected our co-packers based on production capabilities in producing products of these types.

Customers.  Currently with the help of food brokers, Royal markets its retail products to wholesale customers and directly to consumers through Royal’s e-commerce site.  The food brokers represent multiple manufacturers and are paid a percentage of sales.  Royal’s customers are mainly wholesale distributors, natural food and grocery stores and specialty retailers who purchase the products under payment terms approved by Royal based on their credit worthiness.  Royal’s customers resell the macadamia nut products to end-consumers in retail outlets in the United States.  During the year ended December 31, 2013, Specialties Commodities Incorporated and Webco Hawaii, Inc. accounted for 31% and 21% of Royal’s net revenues, respectively.

Marketing Strategy.  Royal’s marketing strategy focuses on building brand awareness for its brand and line of better for you macadamia snacks using social media, grassroots marketing such as sampling, public relations and participation in community events and festivals.  We launched a combination website and integrated e-commerce store at www.royalhawaiianorchards.com in 2012 and also sell our products on Amazon.  Royal also uses Facebook and Twitter accounts and several other strategies to build its customer base.  A key marketing strategy is sponsorship of healthy lifestyle events, such as the Honolulu Marathon, where the Company can connect directly with potential target consumers and create content it will use to build its following on social media.

Product Distribution.  We developed a product distribution network to support sales growth and provide superior customer service in an efficient manner.  Distribution of our products is performed either directly from our co-packers or through a third party distribution center.  We primarily use common carriers to deliver products from these distribution points to our customers.

Raw Materials.  Macadamia nut kernels are the most significant raw material used to produce our products.  In 2012, purchased kernel was used for production of our branded products, since the Partnership’s production was all committed to Mauna Loa.  We paid an average price of $7.47 per kernel pound.  In 2013, approximately 6.1 million WIS pounds were retained by the Partnership for use in its branded products segment.  From this amount, 620,000 kernel pounds were produced and 556,000 pounds were sold to Royal.  We produced kernel for our branded products at a cost of approximately $4.30 per pound in 2013.  As of December 31, 2013, approximately 2.9 million WIS pounds remained in inventory and will be processed into kernel for the Partnership in 2014.  The Partnership expects to be able to produce kernel at a cost of approximately $4.72 per pound in 2014.  Other ingredients and packaging are purchased directly from third parties or provided by Royal’s co-packers.  We believe that these supplies are available from multiple sources and that our business is not materially dependent upon any individual supplier relationship.

Competition.  The snack food market is highly competitive.  Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than the Partnership.  We believe that additional competitors will enter the markets in which we operate.  We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers, natural food stores and club stores.  As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases.  We compete primarily on the basis of product quality, ability to satisfy specific consumer needs (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising and price.  Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product, and participants in our industry are engaging with new media, including customer outreach through social media and web-based vehicles, which require additional staffing and financial resources.  Our largest principal competitors are Kraft Foods, Dole, Blue Diamond Growers, Diamond Foods, Paramount Farms and Hershey’s Mauna Loa, each of which has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than us.

Pricing.  Pricing for our branded products is based on competitive pricing in the snack market.  The suggested retail price of the savory line is $5.99 for five ounces and $4.99 for the four ounce fruit nut cluster products.

Environmental Matters.  Our operations are subject to various federal, state and local laws and regulations with respect to environmental matters. We were not a party to any material proceedings arising under environmental laws or regulations for the periods covered by this Form 10-K. We believe the Partnership is in compliance with all material environmental regulations affecting our facilities and operations and that continued compliance will not have a material impact on our business, financial condition or results of operations.

Research and Development.  We consider research and development of new products to be a significant part of our overall philosophy, and we are committed to developing new products that incorporate macadamia nuts.  As we expand our snack nut product range, we believe we can gain greater shelf space in retail stores and increase our market share. We plan to introduce convenient, on the go, portion-sized packages which appeal to health conscious consumers.  We believe that our innovations differentiate our products from those of our competitors, leading to increased brand loyalty and higher consumer awareness.  In addition to developing new products, we are focused on improving our existing products and are making incremental improvements based on customer feedback.

Trademarks and Patents.  We market and sell our products primarily under the ROYAL HAWAIIAN ORCHARDS® brand, which is protected with trademark registration with the U.S. Patent and Trademark Office, as well as in various other jurisdictions. We expect to continue to maintain this trademark in effect.  We have no patents.

Governmental Regulations

As an agricultural company, we are subject to extensive government regulation, including regulation of the manner in which we cultivate and fertilize as well as process our macadamia nuts.  Furthermore, the branded products segment of our business subjects us to additional regulation regarding the manufacturing, distribution, and labeling of our products.

Manufacturers and marketers of food products are subject to extensive regulation by the Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), and other national, state and local authorities.  The Food, Drug and Cosmetic Act and the new Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods.  Under these acts, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods, inspects food facilities and issues recalls for tainted food products.  Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program.

Food manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities.  State regulations are not always consistent with federal or other state regulations.

Employees

As of December 31, 2013, the Partnership employed 279 people, 80 of which were full-time employees and 199 of which were seasonal employees.  Of the total, 22 are in farming supervision and management, 243 in production, maintenance and agricultural operations, and 14 in accounting and administration.

The Partnership is a party to two collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) Local 142.  These agreements cover all production, maintenance and agricultural employees of the Ka’u, Keaau and Mauna Kea Orchards.  On June 20, 2013, the Partnership and the ILWU Local 142 agreed to two new three-year contracts, which are effective June 1, 2013 through May 31, 2016.  Although, the Partnership believes that relations with its employees and the ILWU are good, there is no assurance that the Partnership will be able to extend these agreements on terms satisfactory to it when they expire.

Taxation

The Partnership has a grandfathered tax status, which allows it to be treated as a partnership for tax purposes, even though it is publically traded, provided that it pays a 3.5% federal tax on gross income, as defined, from the active conduct of the trade and business of the Partnership.  The Partnership will cease to be treated as a partnership for tax purposes if the Partnership engages in a substantially new line of business.  A substantially new line of business conducted through a wholly owned corporate subsidiary of the Partnership is not deemed to be a new line of business for tax purposes.  Accordingly, the Partnership manufactures, markets and sells its branded products through its wholly owned corporate subsidiary, Royal.  The Partnership intends to maintain its status of being taxed as a partnership under the above-referenced provisions.

ITEM 1A.               RISK FACTORS

Our business, financial condition, and results of operations are subject to significant risks.  We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Form 10-K and our other periodic reports filed with the Securities and Exchange Commission.  If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.

ROYAL HAWAIIAN ORCHARDS® products were launched in November 2012 and have a limited retail distribution history.  Our future ability to grow our revenues depends upon continued sell-in and the sell-through sales of these new products.

Prior to November 2012, we had never pursued the sale of macadamia nut products to customers or the sale of nuts in kernel form to others for incorporation into their products.  Any adverse developments with respect to the sale of ROYAL HAWAIIAN ORCHARDS® macadamia products could significantly reduce revenues and have a material adverse effect on our ability to achieve profitability and achieve future growth.  We cannot be certain that we will be able to continue to commercialize our macadamia products or that our products will be accepted in retail markets.  Specifically, the following factors, among others, could affect continued market acceptance, revenues and profitability of ROYAL HAWAIIAN ORCHARDS® snack products:

•                  the introduction of competitive products into the healthy snack market;

•                  the level and effectiveness of our sales and marketing efforts;

•                  any unfavorable publicity regarding nut products or similar products;

•                  litigation or threats of litigation with respect to these products;

•                  the price of the product relative to other competing products;

•                  price increases resulting from rising commodity costs;

•                  regulatory developments affecting the manufacture, marketing or use of these products; and

•                  the inability to gain significant customers.

There is no assurance that this effort will be successful or that we will receive a return on our investment.

We have historically depended on a single nut purchaser.

From 1986 through 2006 and from 2010 through 2012, we have relied upon a single customer, Mauna Loa, to purchase all of the nuts that we produce under various nut purchase agreements, which require us to sell and Mauna Loa to buy all of our production of macadamia nuts at various prices.  In 2013, we and Mauna Loa did not extend ML Contract A, and we retained part of our 2013 crop previously covered by such contract to support our own branded product development and marketing efforts.  Regardless, any disruption of the Mauna Loa relationship could significantly adversely affect us if we are not able to find alternative purchasers at comparable prices for our nut production.  We rely on Mauna Loa’s timely performance and payment under the nut purchase agreements.  If Mauna Loa breached its obligation to pay for the macadamia nuts delivered, we would suffer substantial financial difficulty due to the loss of one of our major sources of revenue and cash flow, and we would need to seek another buyer for some or all of the nuts.  Although we believe we could find other buyers for our nuts based on current market conditions, there could be delays or disruption in sales depending upon the available processing capacity and purchasing commitments of various buyers.  If Mauna Loa were late in making payments to us, we could stop the delivery of macadamia nuts.  However, if the WIS macadamia nuts are not husked and dried within a limited amount of time, they will deteriorate and have no commercial value.  Accordingly, any cessation of shipments is only a short-term response.  In order to preserve commercial value in our nut production if Mauna Loa were not making payments, we would need to process the nuts ordinarily processed by Mauna Loa.  Although we have a processing contract with MacFarms, there can be no assurance that MacFarms or other processors could process the extra volume before the nuts deteriorate.

We are subject to risks relating to fixed-price and market-price nut purchase agreements.

There are three long-term agreements requiring Mauna Loa to purchase the nuts from the IASCO Orchards.  They expire in 2029, 2078 and 2080 and provide for market-determined prices.  For the orchards other than the IASCO Orchards, there is one fixed price nut purchase contract with Mauna Loa, ML Contract C, representing approximately 27% of our total estimated production for 2014 and expires December 31, 2014.  Although fixed-price contracts provide protection against adverse declines in market prices, fixed-price contracts can be disadvantageous, because we may not be able to pass on unexpected cost increases as they arise or may find that the spot price for nuts materially exceeds this fixed price.  On the other hand, a market-price mechanism subjects us to the risk of a decline in world macadamia nut prices, which may or may not result in a price that covers our cost of production.

We may not be able to find buyers for our nuts when our nut purchase agreements with Mauna Loa expire.

Our ML Contract A with Mauna Loa expired on December 31, 2012, and ML Contract B expired on December 31, 2013.  Production that we no longer sell to Mauna Loa (which amounted to 6.1 million pounds of WIS nuts in 2013 and is estimated to be 13 million pounds of WIS nuts in 2014) will be utilized to make our branded products for retail distribution.  Additionally, ML Contract C expires on December 31, 2014, providing us with approximately 19.5 million pounds of WIS nuts in 2015.  We believe that given the current market prices for macadamia nuts, we will be able to sell or find replacement buyers for any nut production that ceases to be subject to a nut purchase contract.  However, there is no assurance that we can find new buyers or that such new customers will be creditworthy and able to pay for nuts delivered.  If there is not sufficient demand for our branded products and we are unable to secure buyers for the nuts from the expiring contracts, sales will decrease and our results of operation and financial condition will be adversely impacted.

We may not be able to contract for the timely processing of nuts at an acceptable quality and cost.

Mauna Loa processes the nuts it purchases.  In order to provide for the processing of the nuts we retained for use in our branded products or for sale as kernels, we entered into a nut processing agreement with MacFarms on July 11, 2012, pursuant to which MacFarms agreed to process between 1.5 and 7.0 million pounds of WIS nuts into kernel for us during 2013, as elected by us.  The Partnership delivered 6.1 million pounds of WIS nuts to MacFarms in 2013 for processing.  We are currently negotiating to extend our contract with MacFarms through December 31, 2014.  While we believe that we will be able to enter into a new processing agreement with MacFarms or engage other third parties to process our nuts, there is no assurance that we will be able to contract for the timely processing of nuts at an acceptable quality and cost.  All of our production has historically been processed by Hawaii processors.  If we are unable to make arrangements with local processors, we would need to ship the crop to processors outside of Hawaii, which may not be possible due to a shortage of drying and storage facilities (see below) and, even if possible, would likely increase our cost of goods.

At this time, the Partnership does not have the ability to dry or process its nut production, which prevents the Partnership from being able to ship its nuts outside of Hawaii for processing.

Macadamia nuts are harvested wet-in-shell and will rapidly deteriorate if they are not promptly dried.  Once the nuts are husked and dried, they can be shipped to customers or processors who are not on the island of Hawaii.  At this time, we do not have the facilities to dry our nut production, and we are dependent on processors on the island of Hawaii.  However, as part of our vertical integration strategy, we have commenced the process of designing drying and storage facilities.  Construction will occur in stages in the next one to three years and will allow us to dry nuts that were subject to contracts with Mauna Loa that have not been renewed.  This will give us the flexibility to consider purchasers for our nuts both on and off of the island of Hawaii.  If the construction of such facilities is not completed in a timely manner, we will need to continue to have a processor on the island of Hawaii process or purchase our nuts.  Our current ability to deal only with Hawaii processors to process or buy nuts could have a material adverse impact on the prices that we may be able to obtain for our nuts compared to the price we could obtain if we were able to ship the nuts outside of Hawaii, and we might not be able to sell our nuts at all.  Such limitation could also prevent us from processing our nuts for our branded products.  Either event would have a material adverse effect on our financial condition, business and results of operations.

We are dependent on third-party manufacturers to manufacture all of our products, and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders could adversely affect our ability to make timely deliveries of product.

We currently rely on and may continue to rely on two manufacturers to produce all of our branded products.  If either manufacturer were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, and we may be unable to do so.  Due to industry and customer requirements that manufacturers of food products be certified and/or audited for compliance with food safety standards, the number of qualified manufacturers is constrained.  As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones.  However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources.  In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those that we currently enjoy.

There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity to meet our requirements, which could materially adversely affect our ability to make timely deliveries of product.  In addition, there can be no assurance that the capacity of our current manufacturers will be sufficient to fulfill our orders, and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition.  Currently, some of our products are produced by a single third-party source that maintains only one facility.  The risks of interruption described above are exacerbated with respect to such single-source, single-facility manufacturer.

Our manufacturers are required to comply with quality and food production standards.  The failure of our manufacturers to maintain the quality of our products could adversely affect our reputation in the market place and result in product recalls and product liability claims.

Our manufacturers are required to maintain the quality of our products and to comply with our product specifications and requirements for certain certifications for food safety from third-party organizations.  In addition, our manufacturers are required to comply with all federal, state and local laws with respect to food safety.  However, there can be no assurance that our manufacturers will continue to produce products that are consistent with our standards or in compliance with applicable laws and standards, and we cannot guarantee that we will be able to identify instances in which our manufacturers fail to comply with such standards or applicable laws.  We would have the same issue with new suppliers.  The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

Any significant delays of shipments to or from our warehouses could adversely affect our sales.

Shipments to and from our warehouses could be delayed for a variety of reasons, including weather conditions, strikes, and shipping delays.  Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition, and could cause our sales and earnings to fluctuate during a particular period or periods.  We have from time to time experienced, and may in the future experience, delays in the production and delivery of product.

Our farming operations face a competitive labor market in Hawaii.

Our farming operations require a large number of workers, many on a seasonal basis.  The labor market on the island of Hawaii is very competitive, and most of our employees are unionized under contracts that expire in May 2016.  In the event that we are not able to obtain and retain both permanent and seasonal workers to conduct our farming operations, or in the event that we are not able to maintain satisfactory relationships with our unionized workers, the Partnership’s financial results could be negatively impacted.

Our operations rely on certain key personnel who are critical to our business.

Our future operating results depend substantially upon the continued service of key personnel and our ability to attract and retain qualified management and technical and support personnel.  We cannot guarantee success in attracting or retaining qualified personnel.  There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in those positions.  Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Our farming operations are subject to environmental laws and regulations, and any failure to comply could result in significant fines or clean-up costs.

We use herbicides, fertilizers and pesticides, some of which may be considered hazardous or toxic substances.  Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and farming operations and could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under, or in property that we currently own or lease, that we previously owned or leased, or upon which we currently or previously conducted farming operations.  These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances.  The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to use or sell certain real property, use it as collateral and result in significant fines or clean-up costs, which could adversely affect our business, financial condition and results of operations.  Future environmental laws could impact our farming operations or increase our cost of goods.

Our business is subject to seasonal fluctuations.

Because we experience seasonal fluctuations in production from our orchards and thus sales, our quarterly results fluctuate, and our annual performance depends largely on results from two quarters.  Our business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December.  Typically, a substantial portion of our revenues occur during our third and fourth quarters.  We generally experience lower revenues during its first and second quarters and may incur losses in these quarters.  In addition, weather conditions may delay harvesting from December into early January, which may result in a fiscal year with lower than normal revenues.

The price at which we can sell our macadamia nuts may not always exceed our cost of goods sold.

During 2013, under our nut sale contracts with Mauna Loa, we received between 59.2 and 78.5 cents per WIS pound.  During 2013 our costs to farm and produce these macadamia nuts, including depreciation of the trees, varied between 50.3 cents and 86.6 cents per WIS pound (depending on the orchard) or an average of approximately 61 cents per contract pound.  For contracts with Mauna Loa that expire and are not renewed, we will no longer have our price set and therefore will be subject to the risk of market pricing.  Macadamia orchards are required to be cultivated and farmed in order to maintain the trees, even in years where the price at which the macadamia nuts could be sold do not cover the cost of goods sold in any specific orchard.  In such event, we could suffer losses from certain orchards, and our financial performance could be adversely affected.  There is no assurance that the prices of macadamia nuts in the future will exceed the costs.

Additional regulation could increase our costs of production, and our business could be adversely affected.

As an agricultural company, we are subject to extensive government regulation, including regulation of the manner in which we cultivate and fertilize as well as process our macadamia nuts.  Furthermore, as we endeavor to move toward processing and selling our branded product, we will be subject to additional regulation regarding the manufacturing, distribution, and labeling of our products.  There may be changes to the legal or regulatory environment, and governmental agencies and jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our financial performance.

Many of our production costs are not within our control, and we may not be able to recover cost increases from our customers.

We purchase water, electricity and fuel, fertilizer, pesticides, equipment and other products to conduct our farming operations and produce macadamia nuts.  Transportation costs, including fuel and labor, also represent a significant portion of the cost of our nuts.  These costs could fluctuate significantly over time due to factors that may be beyond our control.  At this time, we are not able to pass on the increased costs of production or transportation for one nut purchase contract with Mauna Loa.  Our business and financial performance could be negatively impacted if there are material increases in the costs we incur.

We are subject to the risk of product liability claims.

The production and sale of food products for human consumption involves the risk of injury to consumers.  This risk increases as we move from primarily a farming operation into the marketing and sale of branded products.  Although we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot assure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters.

We rely upon external financing which is secured by a pledge of all of our real and personal property.  If we are unable to comply with the terms of our loan agreements, we could lose our assets.

We rely on external financing, currently being provided by a Credit Agreement with AgCredit through a revolving credit facility and a term note.  This loan contains various terms and conditions, including financial ratios and covenants, and is secured by all of the real and personal property of the Partnership.  The term loan matures on July 1, 2020.  The revolving credit facility matures on May 1, 2014.  This Credit Agreement prohibits distributions to partners without the prior consent of the lender.  On multiple occasions during the last several years and as recently as the end of 2010, the Partnership has failed to comply with various covenants or financial ratios under its loan agreements but has been able to obtain waivers or modifications of the agreement to avoid a default.  If we are unable to meet the terms and conditions of our loan agreements or to obtain waivers or modifications of such loan agreements, we could be in default under our loan agreements, and the lender would be able to accelerate the obligations and foreclose on the collateral securing the indebtedness.  There is no assurance that we will be able to comply with our loan facilities or obtain waivers or modifications in the future to avoid a default.

We could lose the production from certain orchards due to early lease termination privileges held by the lessor.

We lease approximately 1,922 tree acres of land for our orchard operations.  One of these leases, approximately 266 tree acres, has produced an average of 1.5 million WIS pounds over the past five years and terminates in 2019.  Two of these leases terminate in 2034 but allow the lessor to purchase the trees from the Partnership at fair market value in 2019.  These two leases account for approximately 653 tree acres that have produced an average of three million WIS pounds over the past five years.  We believe that this lessor may exercise his rights to take back these orchards in 2019.  If that were to happen, we would lose approximately 919 tree acres or 16% of our production, which loss could have a material adverse effect on our operations.

We are involved in a lawsuit regarding our performance under one of our leases, and we may not be successful.

From time to time, we have disagreements with persons who lease orchards to us regarding our performance under the applicable lease agreement.  At this time, a lessor who owns approximately 326 tree acres that have been leased to us and produced approximately 1 million field pounds last year has commenced litigation, claiming that we have breached the lease, thereby allowing the lessor to terminate the lease.  We have denied these allegations and intend to vigorously defend the claim.  If the lessor is successful in pursuing this claim, we would lose this acreage and its nut production, which could adversely affect our financial condition and results of operations.  This 326-tree-acre lease is included in the 653-tree-acre leases mentioned above.

Diseases and pests can adversely affect nut production.

Macadamia trees are susceptible to various diseases and pests that can affect the health of the trees and resultant nut production.  There are several types of fungal diseases that can affect flower and nut development.  One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau and Mauna Kea during periods of persistent inclement weather.  Tree losses may occur due to a problem known as Macadamia Quick Decline (“MQD”).  Research at the University of Hawaii indicates that this affliction is due to Phytophthora capsici, which is associated with high moisture and poor drainage conditions.  Both the Keaau and Mauna Kea Orchards are areas with high moisture conditions and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 3.0% in 2013, 2.2% in 2012, and 1.4% in 2011.

Macadamia trees and production may also be affected by insects and other pests.  The Southern Green Stink Bug disfigures the mature kernel and contributes to a historical loss of nuts of 1.5%.  Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels.  An insect known as the Koa Seed Worm (“KSW”) causes full sized nuts to fall that have not completed kernel development.  The KSW contributes to an average loss of nuts of 2.9%.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Nut damage caused by the TNB is not recorded as a defect by Mauna Loa.  However, field surveys indicate that nut losses attributed to TNB were less than 1% in 2013.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

In March 2005 a new insect pest, the Macadamia Felted Coccid (“MFC”), or Eriococcus ironsidei, was detected on macadamia trees in the South Kona area on the island of Hawaii.  The insect is originally from Australia, and it has the potential to become a serious problem on macadamia nut trees and cause leaf die-back, floret drop and in severe cases possible tree death.  Surveys show that this pest is well distributed throughout the Partnership’s Ka’u orchards.  Climatic conditions, particularly extremely dry weather, are conducive for increased pest activity.  Due to dry conditions, we have been experiencing more problems with MFC this year.  We are working with other growers and the State of Hawaii to control this pest, but there is no assurance we will be successful, and if the insect infestation worsens, we could lose some of our macadamia nut trees.  The MFC has not been detected in the orchards at the wetter locations of Keaau and Mauna Kea.

As indicated above, natural enemies are relied upon to manage insects that contribute to nut loss.  Without these natural enemies, greater losses are possible.  Pesticides may be available to manage these economic insect pests when treatment costs and nut loss justify their use, and when their use does not disrupt the natural enemy population.

Honey bees are placed in the orchards to supplement other insect pollinators during the flower season.  In late 2008, the Hawaii Department of Agriculture identified the Varroa mite on feral honey bees near the port of Hilo, Hawaii.  This mite is an ectoparasite that attaches to the body of honey bees and weakens them, and can result in the destruction of bee hives and colonies.  The apiaries that place hives in the macadamia nut orchards must manage this pest with miticide in order to maintain healthy bee colonies and avoid the development of pest resistance to the miticide.

Increases in these diseases and pests or our inability to successfully control these diseases and pests could result in decreases in production, including loss of trees in affected orchards, which could have a material adverse effect on our business, financial condition and results of operations.

Our orchards are susceptible to natural hazards such as wildfires, rainstorms, floods and windstorms, which may adversely affect nut production.

Our orchards are located in areas on the island of Hawaii that are susceptible to natural hazards, including drought, wildfires, heavy rains, floods, and windstorms.  Our orchards located in the Ka’u region are susceptible to wildfires due to recent drought conditions.  In June and July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region.  The fire resulted in damage to irrigation pipes and approximately 24 tree acres of our macadamia nut orchards.  Our orchards are also located in areas that are susceptible to heavy rainstorms.  In November 2000, the Ka’u region was affected by flooding, resulting in some nut loss.  Since the flood in 2000, heavy rain in the Ka’u region has not produced flooding of any consequence, but heavy rain and flooding continue to be potential risks that can affect our nut production.  Additionally, some of our orchards are located in areas that are susceptible to windstorms.  Twenty-five major windstorms have occurred on the island of Hawaii since 1961, and four of those caused material losses to our orchards.  Most of our orchards are surrounded by windbreak trees, which provide limited protection.  Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.  The occurrence of any natural disaster affecting a material portion of our orchards could have a material adverse effect on our business, financial conditions and results of operations.

Our insurance may not be sufficient to reimburse us for crop losses.

We obtain tree insurance each year under a federally subsidized program.  The tree insurance for 2014 provides coverage up to a maximum of approximately $16.8 million against catastrophic loss of trees due to wind, fire or volcanic activity.  Crop insurance was purchased for the 2013—2014 crop season and provides coverage for up to a maximum of approximately $14.6 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies.  There is no assurance that such insurance will cover all losses incurred by the Partnership or that such insurance will be available or purchased in the same amount in future periods.

Our orchards are subject to risks from active volcanoes.

Our orchards are located on the island of Hawaii, where there are two active volcanoes.  To date, no lava flows from either volcano have affected or threatened the orchards, but the risk remains.

The amount and timing of rainfall can materially impact nut production.

The productivity of orchards depends in large part on moisture conditions.  Inadequate rainfall can reduce nut yields significantly, whereas excessive rain without adequate drainage can foster disease and hamper harvesting operations.  Although rainfall at the orchards located in the Keaau and Mauna Kea areas has generally been adequate, the orchards located in the Ka’u area generally receive less rainfall and, as a result, a portion of the Ka’u orchards is presently irrigated.  Irrigation can mitigate some of the effects of a drought, but it cannot completely protect a macadamia nut crop from the effect of a drought.  Also, the timing of rainfall relative to key development stages in the growing season can impact nut production.  Excessive rains during the flowering season affects pollination and nut set at the Keaau and Mauna Kea orchards where flowering and the rainy season coincide.  Conversely, during 2013, the Ka’u, Keaau and Mauna Kea areas recorded 82%, 83% and 88%, respectively, of the 20 year average annual rainfall.  However, during April through November 2012 and February 2013, which are key development months, our Ka’u orchards only received 23% and 17% of the 10 year average rainfall, which negatively impacted our 2013 nut production, quality and recovery.  Regardless of the timing, lack of adequate rainfall for prolonged periods of time will also negatively affect nut production.

We rely on irrigation water for our Ka’u orchards and orchards acquired from IASCO.  If the capacities of those wells diminish or fail, we may not have an adequate water supply to irrigate our orchards, which could adversely affect our nut production.

With the May 2000 acquisition of the farming business, we acquired an irrigation well (the “Sisal Well”), which supplies water to our orchards in the Ka’u region.  Historically, the quantity of water available from the Sisal Well has been generally sufficient to irrigate these orchards in accordance with prudent farming practices.  The irrigated portion of the Ka’u II Orchards is expected to need greater quantities of water as the orchards mature.  We anticipate that the amount of water available from the Sisal well will be generally sufficient, assuming average levels of rainfall, to irrigate the irrigated orchards in accordance with prudent farming practices for the next several years.  If the amount of water provided by the Sisal Well becomes insufficient to irrigate the above-named orchards, we may need to incur additional costs to increase the capacity of the Sisal Well, drill an alternative well into the historical source that provides water to the Sisal Well or obtain water from other sources in order to avoid diminished yields.

Included in the assets we purchased from IASCO is an irrigation well (the “Palima Well”) that supplies water for the IASCO orchards, orchards owned by New Hawaii Macadamia Nut Co. (“NHMNC”), and trees owned by us on leased land from the State of Hawaii.  Under a prior agreement with IASCO, NHMNC received a portion of the water pumped out of the Palima Well, and we, as the new owner of this well, are obligated to continue this service.  The well provides supplemental irrigation and is generally sufficient, assuming average levels of rainfall, to sustain nut production at historical norms.

If insufficient irrigation water is available to the irrigated orchards, then diminished yields of macadamia nut production can be expected, which could have a material adverse effect on nut production.

Fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation could materially adversely affect our business, financial condition and operating results.

Both we and our manufacturers obtain some of the key ingredients used in our products from third-party suppliers.  As with most food products, the availability and cost of raw materials used in our products can be significantly affected by a number of factors beyond our control, such as general economic conditions, growing decisions, government programs (including government programs and mandates relating to ethanol), weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature.  Because we do not control the production of raw materials, we are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control.  Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters, sustainability issues and boycotts of products or other catastrophic events.

There can be no assurance that we or our manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, should there be shortages or other unfavorable conditions.  In some instances, we enter into forward purchase commitments to secure the costs of projected commodity requirements needed to produce our finished goods.  These commitments are stated at a firm price, or as a discount or premium from a future commodity price, and are placed with our manufacturers or directly with ingredient or packaging suppliers.  There can be no assurance that our pricing commitments will result in the lowest available cost for the commodities used in our products.  Our key raw material is macadamia nuts.  We currently obtain the macadamia nuts for our products solely from our production in Hawaii.  The inability to obtain macadamia nuts due to poor weather or for any reason could have an adverse effect on our business.  In addition, energy is required to process and produce our products.  Transportation costs, including fuel and labor, also impact the cost of manufacturing our products.  These costs fluctuate significantly over time due to factors that may be beyond our control.

Our inability or our manufacturers’ inabilities to obtain adequate supplies of raw materials for our products or energy at favorable prices, or at all, as a result of any of the foregoing factors or otherwise could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period.  Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial conditions.  There is no assurance that we would be able to pass along any cost increases to our customers.

Our advertising is subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits dissemination of false or misleading advertising.

The National Advertising Division of the Council of Better Business Bureaus, Inc., which we refer to as NAD, administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising.  NAD monitors national advertising and entertains inquiries and challenges from competing companies and consumers.  Should our advertising be determined to be false or misleading, we may have to pay damages, withdraw our campaign and possibly face fines or sanctions, which could have a material adverse effect on our sales and operating results.

Adverse publicity or consumer concern regarding the safety and quality of food products or health concerns, whether with our products or for food products in the same food group as our products, may result in the loss of sales.

We are highly dependent upon consumers’ perception of the safety, quality and possible dietary benefits of our products.  As a result, substantial negative publicity concerning one or more of our products or other foods similar to or in the same food group as our products could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and reduced sales and prices of our products.  Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our brands and cause consumers to choose other products.  Furthermore, any product recall, whether our own or by a third party within one of our categories or due to real or unfounded allegations, could damage our brand image and reputation.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.  If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food products, our business could be materially adversely affected.  The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, or “GMOs,” obesity, trans fat, diacetyl, artificial growth hormones, arsenic in rice and bacterial contamination, such as salmonella and aflatoxin.  Consumers may increasingly require that foods meet stricter standards than are required by applicable governmental agencies, thereby increasing the cost of manufacturing such foods and ingredients.  Developments in any of these areas, including, but not limited to, a negative perception about our formulations, could cause our operating results to differ materially from expected results.  Any of these events could harm our sales, increase our costs and hurt our operating results, perhaps significantly.

We may experience increased competition for raw materials and from other producers of food products if the trend for non-GMO products continues, as well as increased regulation of our products, which could have a material adverse effect on our business.

Our products contain only non-GMO ingredients.  The food industry has been experiencing a significant trend in which an increasing number of consumers are requiring only non-GMO ingredients in their foods.  Legislation could require companies to move to non-GMO labeling or ingredients.  Such industry trends or legislation could result in changes to our labeling, advertising or packaging.  As additional retailers require or consider requiring all of their products to be non-GMO, we may face increased competition for sources of raw materials that are non-GMO.  Such industry pressure may be particularly problematic in the United States, where most farmers produce genetically modified foods, making it difficult to source non-GMO ingredients and raw materials.  There is also a risk of contamination of non-GMO farms by neighboring GMO farms.  Although the trend toward non-GMO products could be positive for our sales, an increase in competition and regulatory requirements could have a material adverse effect on our business, financial conditions and results of operations.

As our business increases, we will need to locate and contract qualified co-packers with sufficient dedicated space for our non-GMO, gluten-free products, and there is no assurance that we will be able to do so.

We rely on a single co-packer for certain products.  If demand for gluten-free products grows, we will need to increase our production through additional co-packers to ensure that we have sufficient supply to meet increasing demand.  There is no assurance that we will be able to find available, qualified co-packers or that we will be able to negotiate contracts with them on commercially reasonable terms or at all.

Our business operations are subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our operations.

Manufacturers and marketers of food products are subject to extensive regulation by the Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), and other national, state and local authorities.  For example, the Food, Drug and Cosmetic Act and the new Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods.  Under these acts, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods, inspects food facilities and issues recalls for tainted food products.  Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program.

Food manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities.  State regulations are not always consistent with federal regulations or other state regulations.

Any changes in laws and regulations applicable to food products could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, any of which could materially adversely affect our financial condition.  In addition, if we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We may be subject to significant liability should the consumption of any food products manufactured or marketed by us cause injury, illness or death.

Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could materially adversely affect our operating results.  The sale of food products for human consumption involves the risk of injury to consumers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes.  Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters.  Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could materially adversely affect our reputation with existing and potential customers on a permanent basis as well as our corporate image and operating results.  Moreover, claims or liabilities of this nature might not be covered by insurance or by any rights of indemnity or contribution that we may have.  Although we have product liability insurance coverage in amounts we believe to be adequate, we cannot be sure that claims or liabilities will be asserted for which adequate insurance will be available or that such claims or liabilities will not exceed the available amount of insurance coverage.  Our food products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged.  Under certain circumstances, a product recall could be initiated, leading to a material adverse effect on our reputation, operations and operating results.  Recalls may be required to avoid seizures or civil or criminal litigation or due to market demands.  Even if such a situation does not necessitate a recall, product liability claims could be asserted against us.  A product liability judgment or a product recall involving us or a third party within one of our categories could have a material adverse effect on our business, financial condition, results of operations or liquidity and could impair the perception of our brand for an extended period of time.  Even if we have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

The food industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of food products and on disclosure and advertising practices.  We may face these types of claims and proceedings and, even if we are successful in defending these claims, publicity about these matters may harm our reputation and adversely affect our results.  In addition, suits against our competitors can harm our business.  These types of class action lawsuits can also make it more difficult for us to market our products, by restricting our ability to differentiate the functional food aspects of our products from other products on the market.  Furthermore, the defense of class action lawsuits can result in significant costs, which are often times not covered by insurance, can be time consuming and can divert the attention of management from other matters relating to our business.

The food industry is highly competitive, and we compete with many companies that have greater resources than us.

Numerous multinational, regional and local firms currently compete, or are capable of competing, with us.  Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives.  We compete primarily on the basis of product quality, ability to satisfy specific consumer needs (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising and price.  Some competitors may have different profit or strategic objectives than we do.  Some competitors may invest in discounts or trade credit at a time when we are investing in new packaging and promotion, or vice versa.  Competitors may develop new patentable technology that results in products which are able to compete successfully with our products.  Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product, and participants in our industry are engaging with new media, including customer outreach through social media and web-based vehicles, which require additional staffing and financial resources.

Our largest principal competitors are Kraft Foods, Dole, Blue Diamond Growers, Diamond Foods, Paramount Farms and Hershey’s Mauna Loa, each of which has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than us.  Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us.

Successful new product introductions are important to growing our business, and there is no guarantee that customers will accept our products for their stores or set reasonable prices for our products.

Even where customers accept our products, we still must expend resources to create consumer awareness and generate interest in our products.  In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors.

The food industry and retailers in the grocery industry use new products as a way of creating excitement and variety of choices to attract consumers.  There is a risk that we will be unable to develop new product technologies to address consumer demands.  Even if we identify new innovations, the cost may be prohibitive, the products’ taste may not meet customer standards, there may be high introductory costs, we may have limited financial resources available for new product launches, there may be regulatory restrictions on the production and advertising of our new products, and our new products may take away sales from our other products.  In addition, underperformance on new product launches can damage overall brand credibility with customers.

Our ability to develop, market and sell new products at an appropriate price may be hampered by the inability to get shelf space for our products at a reasonable cost or, once placed, to have an attractive price set for our products.  Competitors, many of whom have greater resources than us, vie for the same shelf placement and may offer incentives to the retailers that we cannot match.  In addition, unattractive shelf placement and pricing may put us at a disadvantage relative to our competitors.

Furthermore, there is a trend among retailers in the grocery industry to reduce the overall number of products offered in their stores, further increasing competition for shelf space and making it more difficult for us to keep existing products on the shelf and introduce new products with these retailers.  Even if we do obtain shelf placement, our products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from the shelf.  As companies face more pressure for shelf space within each category, the increase in the number and quality of private-label products continues to affect branded products.

We may need to increase our marketing and advertising spending to obtain and keep shelf placement for our products, create consumer awareness, protect and grow our existing market share, or promote new products, any of which could impact our operating results.  The inability to stay current with healthy snack food trends through new products could materially adversely affect our business performance.

Significant influence over the Partnership’s affairs may be exercised by certain holders of Units. Two principal holders own over 66 2/3% of the Units, which would give them the ability, if they act together, to remove the Managing Partner and elect a new Managing Partner.

As of February 13, 2014, subsequent to the completion of the Partnership’s subscription rights offering, the holders of Units holding more than 5% of our Units were Fred and Mary Wilkie Ebrahimi (with approximately 61.8% beneficial ownership) and Barry W. Blank (with approximately 7.8% beneficial ownership).  The Ebrahimis have the ability to control or block approvals that may be sought from holders of Units, including mergers, sales of substantial assets and modifications to the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended through November 1, 2013 (“Partnership Agreement”), which generally require approval by holders of a majority of the Units.  Together, the Ebrahimis and Mr. Blank have the ability to change the Managing Partner (which requires the affirmative vote of limited partners owning 66 2/3% of the outstanding Units) and effectively to control the Partnership.  Effective October 1, 2009, Bradford C. Nelson was elected as a director of the Partnership.  Mr. Nelson has been Chief Financial Officer of Seemorgh Investments, Inc., a company owned by Mr. Fred Ebrahimi, since January 2007 and has served as an officer and director of a group of companies in the United States, Europe and Asia owned by the Ebrahimi family since 2002.  Effective December 2012, Barry W. Blank was elected as a director of the Managing Partner.  There is no affiliation between the Ebrahimis and Mr. Blank. It is possible that the interests of the Ebrahimis or Mr. Blank could conflict with the interests of the other holders of Units.

The significant holdings of Units by the principal holders may adversely impact the market price of our Units and deter bids to acquire the Partnership.

The significant concentration of Unit holdings may deter persons desiring to make bids to acquire the Partnership because they may not be able to do so without the cooperation of the principal holders of Units.  In addition, if the principal holders or other large holders of Units were to sell a large number of the Partnership’s Units, the market price of our Units could decline significantly.  Furthermore, the perception in the public market that the principal holders or other large holders of Units might sell the Partnership’s Units could depress the market price of the Partnership’s Units, regardless of their actual plans.

Holders of Units have limited voting rights.

Holders of Units have limited voting rights on matters affecting the Partnership’s business, which may have a negative effect on the price at which the Units trade.  In particular, the holders of Units do not elect the directors of the Managing Partner.  Furthermore, if holders of Units are not satisfied with the performance of the directors, they may find it difficult to remove any or all of the directors because the Partnership Agreement requires a vote of at least 66 2/3% of the outstanding Units to remove the Managing Partner.  No change of the Managing Partner can be effected unless the Ebrahimis vote their Units in favor of the change.

Ownership of the Partnership’s Units is different from ownership of stock, and unlike stockholders, holders of our Units do not have the right to elect directors of our Managing Partner.

Although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business, limited partnership interests are inherently different from the capital stock of a corporation. The Units represent limited partnership interests. The rights of a unitholder differ substantially from rights of a stockholder in many important respects. In particular, management of the Partnership is (except for certain specific matters requiring approval of unitholders) vested in the

Managing Partner. Although holders of 66 2/3% of the Units have the power to remove and replace the Managing Partner, unitholders do not have the power to vote upon the composition of the Managing Partner’s board of directors. Moreover, the right of unitholders to participate in governance of the Partnership through exercise of voting rights is limited to certain specified matters.

Our Units are not listed on a national securities exchange which may make it more difficult to buy and sell Units and subjects us to fewer regulations than exchange traded companies.

Our Units are currently traded on the OTCQX, which is an over-the-counter securities market, under the symbol “NNUTU.” The fact that our Units are not listed on a national securities exchange is likely to make trading such Units more difficult for broker-dealers, holders of Units and investors. In addition, it may limit the number of institutional and other investors that will consider investing in our Units, which may have an adverse effect on the price of our Units. It may also make it more difficult for the Partnership to raise capital in the future. In addition, because our Units are traded on the OTCQX, we are subject to fewer rules and regulations than if the Units were traded on NASDAQ Stock Market or another national securities exchange.

Any tax benefits of investment in our Units are not certain.

The anticipated after-tax benefit of an investment in our Units depends largely on the treatment of the Partnership as a partnership for U.S. federal income tax purposes, as well on as the Partnership not being subject to a material amount of entity-level taxation by individual states.  If the Partnership were to be treated as a corporation for U.S. federal income tax purposes or become subject to additional amounts of entity-level taxation for state tax purposes, then the Partnership’s cash available for distribution to holders of Units could materially decline.

Our branded products line of business operates through a corporate subsidiary which may result in increased taxes.

Our branded products line of business is conducted through Royal, a wholly-owned separate, taxable corporation, so that the Partnership will not be considered to be engaging in a substantial new line of business that would terminate its status as an Electing 1987 Partnership.  The Partnership’s transactions with Royal may be subject to federal, state or local taxes and any income or gain that the Partnership derives from those transactions would be included in the Partnership’s income or gain that flows through to a holder of Units.  In addition, distributions that the Partnership receives from Royal will be taxable dividends to the extent of Royal’s earnings and profits.  Conversely, losses that may be incurred by the Partnership as a result of transactions with Royal may be subject to deferral or disallowance, and tax losses in Royal may not be available to offset the taxable income of the Partnership.  Because Royal is subject to federal and state income tax, Royal’s income available for distribution will be reduced by those taxes.

Your tax liability from the ownership of Units may exceed your distributions from the Partnership.

The tax liability of holders of Units with respect to their Units could exceed their distributions from the Partnership with respect to Units.  Holders of Units will generally be treated as partners to whom the Partnership will allocate taxable income, which can differ in amount from the cash distributed to holders of Units.  Unitholders will be required to include their allocable share of the Partnership’s income in gross income for U.S. federal income tax purposes and, in some cases, for state and local income tax purposes, and to pay any taxes due thereon, even if they have not received a cash distribution from the Partnership for their allocable share of Partnership income.

Tax gain or loss on the disposition of Units could be more or less than expected.

A holder of Units who disposes of Units will recognize gain or loss equal to the difference between the amount realized and the tax basis of such Units.  Because distributions in excess of a Units holder’s allocable share of the Partnership’s net taxable income decrease the tax basis of the holder’s Units, the amount, if any, of such prior excess distributions with respect to the Units disposed of will, in effect, become taxable income if the Units are sold at a price greater than the tax basis of the holder of Units, even if the price received is less than the holder’s original cost.

You will bear the tax liability on any income allocable to you.

The book and tax treatment of the Units has changed over the years, and at this time for tax purposes a holder of Units will experience higher earnings or lower loss compared to the income determined under accounting principles generally accepted in the United States of America.  Furthermore, given the restrictions on distributions under the Partnership’s current financing agreement, holders of Units should not expect to receive any distributions with respect to their Units and, thus, will bear the tax liability on any income allocable to them.

You may become subject to state and local taxes with respect to the Partnership’s activities.

A holder of Units may be subject to state and local taxes and return filing requirements in the states where the Partnership owns property or conducts business.

The IRS may contest our tax positions, which could change the after tax value of your investment.

The IRS may disagree with the tax positions that we take.  We may need to undertake administrative or judicial proceedings to defend our tax positions.  The holders of Units will indirectly bear the costs of any such contest.  We may not prevail in a tax contest.  The existence of a tax contest may adversely affect the market for Units.  An adverse ruling by the IRS could change the after tax value of your investment.

The Partnership may lose its status as an Electing 1987 Partnership taxable as a partnership, which could result in a substantial reduction in the value of the Units.

The Partnership would be taxable as a corporation but for its status as an Electing 1987 Partnership, which allows the Partnership to be taxed as a partnership for U.S. federal income tax purposes.  If the Partnership were to lose its status as an Electing 1987 Partnership and otherwise not qualify to be treated as a partnership under the publicly-traded partnership rules, the Partnership would be taxed as a corporation and subject to U.S. federal and state taxation at the Partnership level.  Distributions to Units holders would be treated either as a taxable dividend of current and accumulated earnings and profits or, in the absence of earnings and profits, as a nontaxable return of capital or taxable capital gain.  Thus, taxation as a corporation would likely result in a material reduction of cash flow and after-tax return to holders of Units, and thus would likely result in a substantial reduction in the value of the Units.

The Partnership’s allocations of profits and losses may not be respected by the IRS, which could result in changes to income allocation requiring holders to amend their tax returns and pay interest and penalties on any additional tax resulting from such adjustments.

The Partnership intends to allocate profits and losses in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended.  However, the IRS rules that govern the allocations of profits and losses, particularly with respect to allocations to be made to maintain the uniformity of Units, to account for differences between the book and tax capital accounts holders of Units, to account for the purchase of Units through the exercise of subscription rights, and to account for varying prices paid by holders of Units to purchase their Units, including through purchases of Units through the exercise of subscription rights, are complex and uncertain, and there is no assurance that the IRS will respect the allocation methods utilized by the Managing Partner.  If there is an IRS challenge, the Partnership will likely incur administrative costs to defend the allocations.  The cost of defending the allocations will increase the Partnership’s expenses and will likely reduce the cash available for distribution, and may reduce the value of the Units.  In addition, if an adjustment is required, holders of Units may be required to amend their income tax returns for the year(s) in question and pay interest and penalties on any additional tax resulting from the adjustment.

The IRS may challenge our treatment of each purchaser of our Units as having the same tax treatment without regard to the actual Units purchased, which could result in audit adjustments to holders of Units.

In order to maintain the uniformity of our Units so that they can be publicly traded, and because we are unable to match transferors and transferees of Units, we have adopted certain depreciation and amortization positions that may not conform in all respects to Treasury Regulations.  A successful IRS challenge of these positions could adversely affect the amount or timing of tax benefits available to holders of Units and could adversely affect the value of our Units or result in audit adjustments to holders of Units.

The IRS may challenge our allocation of items of income, gain, loss and deduction between transferors and transferees of our Units, which could change the allocation of such items among owners of Units.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our Units based upon the ownership of our Units on the first business day of each month. This allocation method might not be permitted under existing Treasury Regulations and could be challenged by the IRS.  Our counsel is unable to opine as to the validity of this method.  If the IRS were to successfully challenge our proration method, the allocations of items of income, gain, loss and deductions among holders of Units may be changed.

A holder of Units whose Units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of Units) may be considered as having disposed of those Units, may no longer be treated for federal income tax purposes as a partner with respect to those Units during the period of the loan, and may recognize gain or loss from the disposition.

A holder of Units whose Units are the subject of a securities loan may be considered as having disposed of the loaned Units. In that case, such holder may no longer be treated for U.S. federal income tax purposes as a partner in the Partnership with respect to those Units during the period of such loan and the may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those Units may not be reportable by such holder and any cash distributions received by the holder as to those Units could be taxable as ordinary income. Holders of Units desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Units.

Tax-exempt entities and non-U.S. persons face tax issues from owning Units that may result in adverse tax consequences to them.

The investment in Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raises issues unique to such investors. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and is taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes, and non-U.S. persons are required to file U.S. federal tax returns and pay tax on their shares of our taxable income.

New potential accounting rules related to leases may adversely affect our financial statements and create difficulty in meeting loan covenants.

The Financial Accounting Standards Board and International Accounting Standards Board have proposed a comprehensive set of changes in accounting for leases. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our orchard leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. Changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us, could significantly change our reported or expected financial performance.

Should this lease accounting standard be adopted, we may need to renegotiate certain contracts, such as debt agreements, to address the impact on debt covenants of reporting lease liabilities on the balance sheet.  For instance, the balance sheet reporting may affect our net worth and we may not be able to meet the minimum tangible net worth requirement as originally provided for under our present debt agreements with AgCredit.  We will also need to ensure our systems are capable of processing the required information to satisfy the proposed requirements.

ITEM 2.        PROPERTIES

Orchards Segment

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

Macadamia orchards normally reach peak production after fifteen to eighteen years of age.  All of the 5,070 tree acres of macadamia orchards owned or leased by the Partnership are over twenty years of age.  Up to 1% of trees are lost to various causes each year and are replaced as determined by management.

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage.  However, short droughts and occasional flooding have occurred.  At Mauna Kea, normal rainfall is adequate without irrigation and the volcanic soil provides adequate drainage.  In the event of a very long drought, production at Keaau and Mauna Kea might be affected.  At Ka’u, located on the drier side of the island, the rainfall averages are substantially less than at Keaau, particularly at the lower elevations.  Approximately 672 acres at the lower elevations of Ka’u are irrigated from the Sisal Well which provides additional water when required.  The Palima Well provides irrigation for approximately 679 tree acres of IASCO orchards. Under extremely dry conditions at Ka’u, such as a prolonged drought, irrigation is not sufficient, and production and quality will be adversely affected.

Orchards.  The following table lists each of the orchards, the year acquired, tree acres, tenure, and minimum lease rents:

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent per Annum
Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
“	June 1986	500	Leasehold (1)(3)	2019	$26,042
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)(4)	2019	$5,819
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (2)(5)	2034	$25,984
“	Oct. 1989	175	Leasehold (1)(6)	2028	$18,035
“	Oct. 1989	26	Fee simple
“	Oct. 1989	186	Leasehold (1)(8)	2031	$41,383
Mauna Kea	Oct. 1989	326	Leasehold (2)(5)	2034	$25,472
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	131	Leasehold (1)(7)	2045	$10,811
Ka’u O	July 1996	11	Leasehold (1)	Month-to-Month	$(46 per month)
Ka’u 715/716	April 2006	21	Fee Simple
IASCO I	Aug. 2010	412	Fee Simple (9)
IASCO II	Aug. 2010	468	Fee Simple (9)
Total acres		5,070

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

(4)         Additional rental payment if USDA farm price for nuts is greater than $0.20 per pound ($291 for each $0.01)

(5)         Additional rental payment if USDA farm price for nuts is greater than $0.65 per pound ($392 to $400 for each $0.01)

(6)         Additional rental payment if USDA farm price for nuts is greater than $0.70 per pound ($257 to $276 for each $0.01)

(7)         Additional rental payment if USDA farm price for nuts is greater than $0.72 per pound ($138 for each $0.01)

(8)         New base rent retroactive to January 2011, no additional rent provision.  In 2013, the Partnership has accrued $41,000 in rent for the period January 1, 2011 through December 31, 2012.

(9)         Pursuant to a license agreement and two lease agreements that we assumed upon the acquisition of these properties from IASCO, we must sell all of our macadamia nut production from the IASCO Orchards to Mauna Loa at fixed prices.

Certain leases require additional rental payments based on the USDA farm price of nuts.  The USDA did not provide a final report for the crop year ended June 30, 2013, due to federal budget cuts.  In a preliminary report, issued prior to the budget cuts, the USDA NASS reported a price of $0.80 per pound for 2013.  On February 12, 2014, the USDA announced that they will reinstate this program in fiscal 2014.  The Partnership has accrued $73,000 in additional rent for the period July 2012 through December 2013 based on the nut price presented in a preliminary USDA report.  Additional payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $47,000 and $40,000 in 2012 and 2011, respectively. All leases also require the Partnership to pay expenses with respect to the leased premises, including, but not limited to, Hawaii general excise tax and real property taxes

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership.  Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent, 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow.  No additional rent payments were made for 2013, 2012 or 2011.  For additional information regarding these stabilization payments, see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Branded Products Segment

Royal began leasing property on June 1, 2013, for its sales office, which is located in Dana Point, California.  Lease rent for the year ended December 31, 2013, for this sales office was $19,000.

ITEM 3.        LEGAL PROCEEDINGS

On March 21, 2012, Kaiwiki Orchards, LLC, as the lessor of land leased to the Partnership on which 636 gross acres of macadamia nut orchards (326 tree acres) are situated, filed a complaint in the Circuit Court of the Third Circuit, State of Hawaii, seeking a declaratory judgment that the Partnership has breached the terms of the lease for failing, inter alia, to exercise “good husbandry” and permitting waste in its agricultural practices on the leased land and that the lease may be terminated by the lessor and seeking damages in an amount to be proven at trial.  The plaintiff has given the Partnership an open ended extension of the time to file a responsive pleading pending the results of settlement discussions between the parties. The Partnership produced approximately 1.0 million field pounds of macadamia nuts from these leased orchards during 2013.

From time to time, we may be involved in various legal actions in the ordinary course of our business.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S UNITS AND RELATED UNITHOLDER MATTERS

The Partnership’s Units are listed for trading on the OTCQX (symbol: “NNUTU”).  There were 687 registered holders of Units on December 31, 2013.  Because many of our Units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders.

High and low sales prices on the OTCQX and cash distributions per Unit during the last two fiscal years are shown in the table below:

		High	Low	Distributions
2013:	4th Quarter	$3.25	$2.00	—
	3rd Quarter	3.79	3.00	—
	2nd Quarter	3.95	3.33	—
	1st Quarter	4.09	3.56	$0.02

2012:	4th Quarter	$4.10	$3.25	—
	3rd Quarter	4.00	2.76	—
	2nd Quarter	3.48	2.63	—
	1st Quarter	2.80	2.44	—

The sales prices on the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Distribution Policy and Restrictions on Cash Distributions

Unitholders are entitled to receive distributions if, as and when declared by the Managing Partner out of funds legally available for distribution and in accordance with the terms of the Partnership Agreement. All distributions to unitholders are made in accordance with their respective participations in profits and losses of the Partnership.  However, under our revolving credit agreement with AgCredit, distributions to unitholders are prohibited unless approved by the lender. On March 26, 2013, the Board of Directors of the Managing Partner approved, with lender consent, a cash distribution of $0.02 per Unit (a total of $150,000) payable on April 12, 2013 to unitholders of record as of March 29, 2013, the first distribution to unitholders since 2007.

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended December 31, 2013.  The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements.

	2013	2012	2011	2010	2009
	(In thousands, except per unit data)
Financial:
Total revenue	$13,853	$20,107	$17,994	$15,300	$16,418
Net cash provided (used) by
operating activities (1)	(2,912)	1,361	2,325	(212)	2,553
Income (loss) before taxes	(3,625)	(373)	811	(1,466)	257
Net income (loss)	(3,670)	(499)	712	(1,487)	195
Distributions declared	150	—	—	—	—
Total working capital	155	1,996	1,414	(534)	2,568
Total assets	54,724	56,341	57,043	58,159	47,131
Long-term debt, non-current	5,775	6,825	7,875	8,925	375
Total partners’ capital	38,584	42,002	42,537	42,067	43,526
Class A limited partners’ capital	38,466	42,286	42,785	42,073	43,560

Per Class A Unit (2):
Net income (loss)	(0.49)	(0.07)	0.09	(0.20)	0.03
Distributions	0.02	0.00	0.00	0.00	0.00
Partners’ capital	5.14	5.60	5.67	5.61	5.81

(1)         See the Statements of Cash Flows in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K for the method of calculation.

(2)         7,500,000 Units were authorized, issued and outstanding for all periods presented.

The Partnership’s financial condition as of and for the year ended December 31, 2010 is not necessarily comparable to the Partnership’s financial condition in the other years as set forth in the table above due to the acquisition of real property and assets from IASCO on August 1, 2010.  Effective as of the acquisition date, the sales of nuts grown in the IASCO orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of nuts sold.  Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass through of farming cost plus a management fee.  The contract farming revenue and cost of contract farming services relating to the IASCO orchards were eliminated as of the acquisition date.

Commencing in 2012, the Partnership included the branded products segment in its financial reporting.  Effective January 1, 2013, the Partnership began taking into inventory kernel that is no longer sold to Mauna Loa following the expiration of ML Contract A, which expired on December 31, 2012 and is utilizing such kernel for its macadamia snack products.  The production we keep to build inventory does not immediately generate revenues for us and therefore, 2013 results are not comparable to prior periods.

See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the Partnership’s contractual obligations as of December 31, 2013.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part I, Item 1A—Risk Factors and other sections in this report.

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, goodwill and intangible asset valuations and impairments, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Significant Factors Affecting Comparability

The results of operations for the year ended December 31, 2013 are not comparable to prior years’ results, as we retained a significant portion of our macadamia nuts for manufacture into our branded products or for sale in bulk kernel form.  This significantly affected sales, cost of sales, interest expense and working capital.

Effective with this annual report, the Partnership changed the way it reports its business segments to align it with the way management evaluates and makes decisions concerning the allocation of resources and the assessment of performance.  Previously, farming operations were shown as a separate segment, but are now incorporated in the Orchards Segment.  For financial reporting purposes, prior year information has been presented based on the new segment reporting structure.

Results of Operations

Orchards Segment - Production and Yields.  Production and yield data for the eleven orchards that we own or operate are summarized below (expressed in field pounds):

	Production			Change
Orchard	2013	2012	2011	2013 vs 2012	2012 vs 2011
Keaau I	6,489,572	6,847,313	6,861,383	-5.2%	-0.2%
Keaau II	605,701	572,189	634,459	+5.9%	-9.8%
Keaau Lot 10	249,146	264,809	241,728	-5.9%	+9.6%
Ka’u I	5,071,900	6,613,434	5,912,519	-23.3%	+11.9%
Ka’u Green Shoe I	911,482	1,489,039	1,337,946	-38.8%	+11.3%
Ka’u II	3,304,231	4,194,459	3,550,042	-21.2%	+18.2%
Ka’u O	600,260	885,127	778,282	-32.2%	+13.7%
Ka’u 715/716	44,718	121,500	113,137	-63.2%	+7.4%
Mauna Kea	976,820	864,521	1,005,877	+13.0%	-14.1%
IASCO I	1,942,279	3,038,309	3,174,283	-36.1%	-4.3%
IASCO II	1,493,039	2,629,325	2,704,557	-43.2%	-2.8%
Total	21,689,148	27,520,025	26,314,213	-21.2%	+4.6%

	Average Yield per Acre			Change
Orchard	2013	2012	2011	2013 vs 2012	2012 vs 2011
Keaau I	4,424	4,668	4,677	-5.2%	-0.2%
Keaau II	2,753	2,601	2,884	+5.9%	-9.8%
Keaau Lot 10	3,194	3,395	3,099	-5.9%	+9.6%
Ka’u I	5,305	6,918	6,185	-23.3%	+11.9%
Ka’u Green Shoe I	3,427	5,598	5,030	-38.8%	+11.3%
Ka’u II	4,628	5,875	4,972	-21.2%	+18.2%
Ka’u O	4,227	6,233	5,481	-32.2%	+13.7%
Ka’u 715/716	2,129	5,786	5,387	-63.2%	+7.4%
Mauna Kea	2,996	2,652	3,086	+13.0%	-14.1%
IASCO I	4,714	7,375	7,705	-36.1%	-4.3%
IASCO II	3,190	5,618	5,779	-43.2%	-2.8%
Total	4,278	5,428	5,190	-21.2%	+4.6%

The Partnership reports its financial results on a calendar year basis, though the natural crop year generally begins July 1 and runs through June.

In 2013, we suffered one of our worst harvests, with production yields 15.6% below our 20 year moving average.  Production in 2013 was 21.2% lower than production in 2012, due to a number of factors, including: (i) inadequate rainfall during key nut development stages in Ka’u; (ii) the impact of MFC, an insect pest, which reduced production in our Ka´u orchards by approximately 500,000 WIS pounds in 2013 as compared to 2012; (iii) a relatively short flowering season combined with poor flowering and nut set in Keaau; and (iv) the Partnership’s acceleration of its 2012 fourth quarter harvest to maximize efficiency and stabilize 2012 productivity, which resulted in lower harvest levels in 2013.

The Partnership’s nut production is highly contingent upon Hawaii’s climatic conditions.  The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally harvested from August through April.  Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter.  Nut production in the first half of the year is the result of pollination and fruit set occurring during April through August of the previous year.  Factors such as cool temperatures (to promote flower development), sunlight and the amount and timing of moisture determine the length of the flower, pollination and fruit set season.  In Keaau, flowering extended into June 2012 resulted in a small amount of harvest in the first quarter of 2013.  In Ka´u, the low rainfall from April to November 2012 resulted in a shorter than anticipated flowering period, which shortened the harvesting period.  In order to minimize the effects of the lower yields in Ka´u, harvesting was accelerated in the fourth quarter of 2012, resulting in lower 2013 harvest levels.  Given these conditions and the resulting minimal crop yield, the Partnership did not harvest nuts in the second quarter of 2013, since the cost of harvesting would have exceeded any revenue earned from the sale of nuts.  The Partnership intends to file a claim with its crop insurer to recover a portion of the loss of revenue from the lower crop yield. 2013 production for Ka´u was -29.5%, for Keaau -4.4% and Mauna Kea +13.0% as compared to 2012.

Total 2012 production was 4.6% higher than 2011 resulting from (i) adequate rainfall amounts and distribution during pollination, nut-set and kernel development periods, (ii) an extended flowering season at Keaau compensated for poor pollination and early season poor nut-set and (iii) the Partnership accelerated its 2012 fourth quarter harvest, which under normal conditions, would have been harvested in 2013.

Orchards Segment - Revenue.  Macadamia nut revenues depend on the number of producing acres, yield per acre, farming costs and the nut purchase price.  The tables below present the comparison of revenues for the years ended December 31, 2013, 2012 and 2011.

Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts IASCO Orchards Based on WIS Pounds	Total Production Sold per Nut Purchase Contracts	Non-Contract Production Retained by Partnership	Total Production
Year Ended December 31, 2013
WIS pounds	12,125	3,435	15,560	6,129	21,689
Adjustment for WIS @ 20% SK/DIS @ 30%	(2,800)	—	—	—
Adjusted WIS pounds	9,325	3,435	—	—	—
Nut price (per adjusted WIS pound)	0.7700	—	—	—	—
Nut price (per WIS pound, IASCO only)	—	0.7846	—	—	—
Net nut sales ($000’s)	$7,180	$2,695	$9,875	—	—
Prior year nut revenue adjustment	—	41	41	—	—
Total nut sales ($000’s)	$7,180	$2,736	$9,916	—	—
Price per WIS pound (Net nut sales)	$0.5922	$0.7846	$0.6347	—	—
Year ended December 31, 2012
WIS pounds	21,852	5,668	—	—	27,520
Adjustment for WIS @ 20% SK/DIS @ 30%	(4,287)	—	—	—	—
Adjusted WIS pounds	17,565	5,668	—	—	—
Nut price (per adjusted WIS pound)	0.7702	—	—	—	—
Nut price (per WIS pound, IASCO only)	—	0.7860	—	—	—
Net nut sales ($000’s)	$13,529	$4,455	—	—	$17,984
Prior year nut revenue adjustment	—	34	—	—	34
Total nut sales ($000’s)	$13,529	$4,489	—	—	$18,018
Price per WIS pound (Net nut sales)	$0.6191	$0.7860	—	—	$0.6535
Year Ended December 31, 2011
WIS pounds	20,435	5,879	—	—	26,314
Adjustment for WIS @ 20% SK/DIS @ 30%	(4,464)	—	—	—	—
Adjusted WIS pounds	15,971	5,879	—	—	—
Nut price (per adjusted WIS pound)	0.7314	—	—	—	—
Nut price (per WIS pound, IASCO only)	—	0.7460	—	—	—
Net nut sales ($000’s)	$11,681	$4,386	—	—	$16,067
Prior year nut revenue adjustment	—	58	—	—	58
Total nut sales ($000’s)	$11,681	$4,444	—	—	$16,125
Price per WIS pound (Net nut sales)	$0.5716	$0.7460	—	—	$0.6106

Currently, the world supply of macadamia nuts is constrained and demand is high, resulting in increasing prices for nuts.  Although the price paid to the Partnership for production from the IASCO Orchards (approximately 3.4 million WIS pounds in 2013) is based upon a market price formula, the vast majority of the Partnership’s nut production (approximately 12 million WIS pounds or 84% of 2013 production) was under nut purchase contracts at fixed prices that are materially lower than what we could sell nuts for now if it were not subject to those contracts.  We did not renew ML Contracts A at the end of 2012 and ML Contract B as of December 31, 2013.  Accordingly, the 2013 results may not be comparable to those of the prior years and cash flows of the Partnership will be affected by the fact that in 2012, all of the WIS production was sold to Mauna Loa, and were recorded as revenue once delivered and quantities were confirmed.  Commencing in 2013, when the initial contract with Mauna Loa expired, the nuts under the contract were retained by the Partnership for use in its branded product segment.  Production kept to build inventory levels will not be generating revenues until the product is sold, which could be three to nine months after we typically would have recognized revenues from production sold to Mauna Loa.  This is due to our strategy of processing our nuts for use in our branded products and this delay in the receipt of revenues has impacted our working capital requirements, revenues and cash flows.  Effective January 1, 2014, the Partnership will receive two-thirds of the non-IASCO production, which will increase its need for working capital and continue to affect comparability of periods.  Once this normalizes and sales of branded products reach projected levels, cash flow, working capital and gross margins will improve.

With this new strategy, the cash conversion and revenue recognition cycles lengthen in duration, however, we expect our gross margins to improve.  Non-IASCO production sold to Mauna Loa, resulted in margins of -3.24%, 14.54% and 10.65%, for the years ended December 31, 2013, 2012 and 2011.

The Partnership has eleven contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same three locations on the island of Hawaii where the Partnership owns orchards.  The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (cultivation, irrigation and harvesting), collect a pro-rata share of indirect costs and overhead, and charge a management fee or fixed fee.  The management fee is based on the number of acres farmed or on a percentage of total costs billed.  Revenues from farming services were $1.9 million in 2013, $2.0 million in 2012 and $1.9 million in 2011.  Approximately 140 acres are on year-to-year contracts, with contracts for approximately 641 acres expiring June 30, 2016, contracts for 40 acres expiring December 31, 2017 and contracts for approximately 283 acres expiring June 30, 2033.

Orchards Segment - Cost of Goods Sold.  Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as the quantity of nuts actually harvested.

The Partnership’s unit costs (expressed in dollars per wet-in-shell pound) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of WIS pounds of macadamia nuts produced by that orchard.  For further information on nut purchase contracts, see “Business of the Partnership - Orchards Segment - Nut Sales” in Part I, Item 1 of this Annual Report on Form 10-K.  The Partnership’s unit costs per pound are summarized below:

	Cost per WIS Pound
Orchard	2013	2012	2011
Keaau I	$0.6113	$0.5758	$0.5555
Keaau II	0.8098	0.8825	0.6861
Keaau Lot 10	0.5028	0.4659	0.5036
Ka’u I	0.5987	0.5141	0.5035
Ka’u Green Shoe I	0.5792	0.4027	0.3670
Ka’u II	0.5555	0.4540	0.4632
Ka’u O	0.5293	0.4175	0.4278
Ka’u 715/716	0.7320	0.3438	0.3104
Mauna Kea	0.8663	0.8454	0.7259
IASCO I	0.6179	0.5921	0.5407
IASCO II	0.5908	0.4353	0.4226
Actual average cost per WIS pound, all orchards	$0.6114	$0.5291	$0.5107

Cost of goods sold was $5.1 million lower in 2013 than 2012 due to less WIS pounds sold.  With the expiration of ML Contract A on December 31, 2012, effective January 1, 2013 the Partnership retained one third of the non-IASCO production for its use in our branded products segment.  This resulted in lower nut revenue and lower cost of goods sold in 2013.  Cost of goods sold was $1.1 million higher in 2012 than in 2011 due to higher production in 2012 compared to 2011.

The volume of nuts produced is a significant factor in the cost per WIS pound.  The higher cost per pound in 2013 is the result of lower production, which spread the costs over less pounds.  The cost per WIS pound in 2013 was 15.6% higher than 2012.  The cost per WIS pound in 2012 was 3.6% higher than 2011.  In 2013, the Partnership produced 21.7 million WIS pounds with total cost of $13.3 million.  By comparison, 27.5 million WIS pounds were produced in 2012 with total cost of $14.6 million.

The cost of services sold relating to the farming contracts was $1.7 million in 2013, $1.8 million in 2012 and $1.7 million in 2011.

Branded Products Segment — Revenue.  In 2013, we generated $2.1 million in net branded products sales, including $1.1 million sales of savory products, $850,000 of bulk nuts sales and $499,000 sales of dried fruit and nut cluster products.  These sales were reduced by $189,000 in slotting fees and $150,000 in discounts.  Slotting fees are costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehouse systems, allocating shelf space and in-store systems set-up.  We plan to increase the amounts we spend on slotting fees in 2014 as we increase our penetration in mainstream grocery and mass merchandiser channels and seek improved placement of our products.  In addition we offer a variety of other sales and promotion incentives to our customers and consumers, such as price discounts, in-store displays and consumer coupons.  We anticipate that promotional activities will continue to impact our net sales and that changes in such activities will continue to impact period-over-period results.

In 2012, we generated $91,000 in revenue from sales of the Royal Hawaiian Orchards® branded macadamia nut products.  The revenue, generated in December, for sales of the Royal Hawaiian Orchards® branded products were mostly from sales to a chain of grocery stores in California and a distributor in Hawaii.

Branded Products Segment — Cost of Goods Sold.  The cost of goods sold of branded products was $1.9 million in 2013 and includes $881,000 for savory products, $751,000 for bulk nut sales, $338,000 for crunch products, and $147,000 for other related costs.  In 2012, cost of goods sold of branded products amounted to $84,000.  Utilizing our own kernel has reduced the cost of kernel by approximately 23%.

Selling, General and Administrative Costs.  Selling, general and administrative expenses are comprised of pro-rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

Selling, general and administrative costs were $3.8 million in 2013 as compared to $3.6 million in 2012.  In 2013, we incurred $1.0 million higher selling, marketing and administrative expenses than in 2012 in our efforts to increase distribution and market share of our branded products.  The Partnership also accrued $280,000 in severance benefits in 2013, paid on January 3, 2014 as a result of the departure of the Partnership’s former President and CEO.  These increases were partially offset by lower costs in 2013, including $378,000 lower legal fees, $248,000 lower other professional fees, $237,000 lower salaries and $136,000 lower other administrative costs, compared with 2012.

In 2012, selling, general and administrative expenses increased $1.7 million as compared to 2011.  The increase was attributable to $1.0 million in costs related to our branded products segment, which commenced operations in 2012, and legal and professional services related to an aborted rights offering.

Interest Income and Expense.  The Partnership recorded interest expense of $636,000 in 2013, $664,000 in 2012 and $775,000 in 2011.  Interest expense results from (i) the long-term loan used for the asset purchase of the macadamia nut farming operations of IASCO, (ii) the revolving line of credit and (iii) insurance financing costs. The decrease in interest expense in 2013 compared with 2012 is primarily attributable to the lower outstanding balance on the term loan in 2013, offset by an increase in interest expense on its line of credit.

The Partnership funds its working capital needs through operating cash flows and, when needed, from short-term borrowings.  Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to investors in the current year, as well as the current level of interest rates.  There was no interest earned in 2013 and 2012.  Interest of $1,000 was earned in 2011.

Other Income.  Other income recorded in 2013 was attributable to a patronage dividend of $106,000 from AgCredit and gains from the sale of property and equipment amounting to $85,000. Other income recorded in 2012 included $58,000 in crop insurance proceeds, $25,000 in property insurance proceeds to cover damages to our Ka´u irrigation system resulting from fire, $126,000 in patronage dividend distributions from AgCredit, and $37,000 of accrued tree insurance proceeds related to the fire damage to the Ka´u orchards.  Other income recorded in 2011 includes $534,000 in crop insurance proceeds and $45,000 in patronage dividend distributions from AgCredit.

Inflation and Taxes.  In general, prices paid to macadamia nut farmers fluctuate independently of inflation.  Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance.  Farming costs, particularly labor and materials, and general and administrative costs generally reflect inflationary trends.

The Partnership is subject to a gross income tax, as defined, as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.  The gross income tax expense was $45,000 in 2013, $126,000 in 2012 and $99,000 in 2011.

In 2012, the Partnership added the branded products segment, which derives its revenues from the sale of branded macadamia nut products reported under Royal.  Royal is subject to taxation as a C corporation.  The corporate tax is calculated at the 34% federal tax rate and 8.34% blended state tax rate on the corporation’s taxable income (loss).  As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at December 31, 2013 was $1.3 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

Liquidity and Capital Resources

Operating Cash Flow.  The Partnership recorded net loss of $3.7 million and had net uses of cash from operations of $2.9 million during 2013 as compared to net cash provided by operations of $1.4 million in 2012.  The significant decrease of $4.3 million in operating cash flows is mainly attributable to a decrease in cash receipts of $3.8 million due to lower nut sales in 2013 as compared to 2012 and increases in inventory of $3.3 million.  The decrease in 2013 sales resulted from decreases in nut production and the Partnership taking into inventory, kernel that is no longer sold to Mauna Loa following the expiration of a one-year nut purchase contract on December 31, 2012.  Accordingly, production we keep to build inventory levels will not be generating revenues until the branded product is sold, which could be three to nine months after the Mauna Loa scenario.  This has impacted our working capital requirements and its revenues and cash flows.

The Partnership recorded a net loss of $499,000 and generated operating cash flow of $1.4 million during 2012.  Net cash provided by operations was $1.4 million in 2012 compared to $2.3 million in 2011.  The significant decrease of $1.0 million in operating cash flows is mainly attributable to an increase in cash paid for operating expenses and inventories related to Royal, which was approximately $2.0 million.  Higher price per pound received on the Partnership’s production contributed to the favorable financial results in 2012 for the orchards segment.

Our businesses are seasonal.  Production normally peaks in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season as we are increasing our inventory of nuts to support the growth of our branded products.  The Partnership has met its working capital needs with cash on hand, and through short-term borrowings under a revolving credit facility.

At December 31, 2013, the Partnership’s working capital was $155,000 and its current ratio was 1.02 to 1 compared to working capital of $2.0 million and a current ratio of 1.35 to 1 at December 31, 2012.  In 2011, working capital amounted to $1.4 million and our current ratio was 1.28 to 1.  In 2013, the decrease in working capital was mainly attributable to the decrease in revenue and cash flows, as mentioned above, which necessitated that we increase our short-term borrowings.  In 2012, the increase in working capital compared to 2011 was mainly the result of higher revenue.

Investing Cash Flow.  Capital expenditures in 2013, 2012 and 2011 were $365,000, $542,000 and $74,000, respectively.  Expenditures in 2013 include $147,000 for furniture and farming equipment, $130,000 for nut drying equipment, $30,000 for engineering services for a garage facility and $21,000 expended by Royal for computers and furniture.  In addition, we spent $14,000 for software and $23,000 in legal fees, which were capitalized.  Expenditures in 2012 included $412,000 for computers and farming equipment and $47,000 for the construction of a lab facility.  In addition, $129,000 was expended by Royal for $41,000 in print plates and dies and $88,000 for the e-commerce website development costs, which has been recorded as intangible asset.

The asset purchase agreement with IASCO, dated June 22, 2010, includes a three year option allowing IASCO to reacquire the 2,750 acres of unusable land for $1.0 million.  On March 8, 2013, the Partnership sold the option parcel directly to a third party for a purchase price of $1.215 million and received net proceeds of $1.07 million after the payment of costs and fees of $145,000, including $10,000 to IASCO for the cancellation of the option.  We recognized gain on the sale of this land of $73,000.

The Partnership is also in the process of constructing a drying plant for its nuts, with an estimated cost of $3.0 million over the next year.  The Partnership expects to fund this project utilizing lease financing.

Financing Cash Flow.  In connection with the Partnership’s development of its branded products, the Partnership completed a subscription rights offering in February 2014 and raised net proceeds of approximately $8.89 million, after deducting offering expenses of $290,000.  The net proceeds will be used over the next two years to build raw materials and finished goods in inventory; extend the revenue cycle of harvested macadamias and extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; and for general partnership purposes.  While sales of our branded products are anticipated to be only slightly seasonal, with the fourth quarter of the calendar year somewhat higher, macadamia nut production is very seasonal, with the largest quantities typically being inventoried from September through November, resulting in large inventories that will be converted into finished product and sold throughout the following year.

As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so.  On March 26, 2013, the Board of Directors approved a cash distribution of $150,000, or $0.02 per Unit, payable on April 12, 2013 to unitholders of record as of March 29, 2013 which was approved by the lender.

Debt.  We rely on external loan financing provided by American AgCredit, PCA (“AgCredit”) through a $10.5 million term loan and a $5.0 million revolving credit facility. The term loan had an outstanding balance of $6.8 million as of December 31, 2013, bears fixed interest at 6.5% per annum and matures on July 1, 2020. The revolving credit facility had an outstanding balance of $5.9 million as of December 31, 2013, bears interest at the higher of 4% or the prime rate published in the Wall Street Journal plus 1% (4.25% at December 31, 2013) and matures on May 1, 2014. Both loans are secured by all of our real and personal property. Cash distributions on our Units are prohibited by the terms of our loan agreements, without prior approval of AgCredit.

On August 27, 2013, we executed a Third Amendment to Fourth Amended and Restated Credit Agreement with AgCredit (the “Third Amendment to Credit Agreement”), which increased the amount that is available for borrowing under our revolving credit facility from $5 million to $7 million until December 31, 2013. On December 26, 2013, we executed a Fourth Amendment to Fourth Amended and Restated Credit Agreement with AgCredit (the “Fourth Amendment to Credit Agreement”), which extended the increased amount that is available for borrowing under our revolving credit facility until February 14, 2014, at which time the revolving credit facility was required to be reduced to $5 million, and any balance in excess of that amount was required to be repaid. The interest rate on any portion of the additional $2 million amount borrowed is 50 basis points higher than the rate on the first $5 million, but we do not pay an unused commitment fee on the $2 million. In addition, the Third Amendment to Credit Agreement reduced the minimum trailing-four-quarters EBITDA required for the quarter ended

September 30, 2013, from $1.5 million to zero, and the Fourth Amendment to Credit Agreement waived the minimum EBITDA requirement for the quarter ended December 31, 2013. In the Fourth Amendment to Credit Agreement, the definition of Tangible Net Worth was amended to include all proceeds from the Partnership’s subscription rights offering as if those proceeds had been received on December 31, 2013.  Our term loan was not amended.

We were in compliance with the terms and conditions of both loan agreements at December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

Contractual Obligations

We lease certain facilities and equipment classified as operating leases. Contractual obligations as of December 31, 2013 for the Partnership are detailed in the following table (in thousands):

Contractual Obligations	Total	2014	2015	2016	2017	2018	Remaining
Long-term debt	$6,825	$1,050	$1,050	$1,050	$1,050	$1,050	$1,575
Line of credit	5,900	5,900	—	—	—	—	—
Operating leases	2,887	214	214	214	214	166	1,865
Total	$15,612	$7,164	$1,264	$1,264	$1,264	$1,216	$3,440

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the Partnership’s more significant judgments and estimates used in the preparation of the Partnership’s consolidated financial statements.  The preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, allowances for sales returns, inventory valuation allowances, realization of tax assets, contingencies and litigation.  The Partnership states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis.  These estimates are based on the information that is currently available to the Partnership and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results could materially differ from those estimates.

The Partnership believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of the consolidated financial statements:

Accrual for Workers’ Compensation Claims.  The Partnership maintains an accrual for workers’ compensation claims to the extent that the Partnership’s current insurance policies will not cover such claims.  This accrual is included in other accrued liabilities in the accompanying consolidated balance sheets.  Management determines the adequacy of the accrual by periodically evaluating the historical experience and projected trends related to outstanding and potential workers’ compensation claims.  If such information indicates that the accrual is over or understated, the Partnership will adjust the assumptions utilized in the methodologies and reduce or provide for additional accrual as appropriate.

Employee Benefits.  The Partnership sponsors a non-contributory defined benefit pension plan for regular bargaining unit employees and a severance plan for intermittent bargaining unit employees.  Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities related to these plans.  These factors include assumptions about the discount rate, expected return on plan assets, withdrawal and mortality rates and the rate of increase in compensation levels.  The actuarial assumptions used by the Partnership may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants.  These differences may impact the amount of retirement and severance benefit expense recorded by the Partnership in future periods.

Valuation of Long-lived and Intangible Assets and Goodwill.  The Partnership reviews long-lived assets held and used, or held for sale for impairment whenever events circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required.  All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value.  Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

Inventories. The Partnership reviews the inventory held at year end and values it based on the lower of cost or market.  Branded finished goods inventory includes cost of all raw ingredients, packaging, roasting and other ancillary costs.

Revenue Recognition and Accounts Receivable. The Partnership recognizes revenue under all of its nut purchase contracts and for its branded products using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements.  Allowances for sales returns and doubtful accounts are based on historical and currently available information.

Income Taxes.  The Partnership reviews its deferred tax asset recorded for Royal.  Due to the uncertainty regarding future realization of the deferred tax asset, the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset.

Allocation of General and Administrative Costs to Subsidiary.  The Partnership estimates an allocation of costs to Royal for management and administrative services provided by the Partnership and its subsidiaries to Royal based on time spent on Royal by the respective employees.  The Partnership also allocates certain of its shared general and administrative costs to Royal.  The cost allocations are reviewed throughout the year for reasonableness.  These allocations are eliminated in the consolidated financial statements.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of new accounting standards.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel.  Pursuant to the terms of one license agreement and two lease agreements assumed by us in August 2010, production from the IASCO Orchards (which represented approximately 16% of our 2013 production) must be sold to Mauna Loa at a price based on two components: (1) Mauna Loa’s wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii; and (2) the actual price paid for nuts as quoted in Hawaii Macadamia Nuts Annual Summary published by the USDA. When the USDA price for a crop year is released, Mauna Loa adjusts the price for that crop year retrospectively.  A $0.25 increase or decrease in the USDA nut price would affect the price received by the Partnership for production from the IASCO Orchards by $0.11 per WIS pound.  Based on 2013 production of 3,435,000 pounds from the IASCO Orchards, an increase in the USDA nut price of $0.25 per pound would have increased the Partnership’s revenues for the year ended December 31, 2013, by $377,850, and a decrease in the USDA nut price of $0.25 per pound would have decreased the Partnership’s revenues for the year ended December 31, 2013, by $377,850.

The Partnership is exposed to market risks resulting from changes in interest rates.  The interest rate on the Partnership’s revolving credit facility is based on a base rate as defined in the Credit Agreement and is currently 4.25% per annum, for any borrowed portion up to $5.0 million and 4.75% per annum for any borrowed portion above that.  A 1% increase or decrease per $1 million of borrowing will result in an interest expense fluctuation of approximately $10,000 per annum.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Royal Hawaiian Orchards, L.P.

We have audited the accompanying consolidated balance sheets of Royal Hawaiian Orchards, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Accuity LLP

Honolulu, Hawaii
March 28, 2014

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$205	$261
Accounts receivable, net	3,827	5,786
Inventories, net	4,658	1,351
Other current assets	499	360
Total current assets	9,189	7,758
Land, orchards and equipment, net	44,844	48,027
Intangible assets, net	493	556
Other non-current assets	198	—
Total assets	$54,724	$56,341

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050
Short-term borrowings	5,900	2,400
Accounts payable	636	1,121
Accrued payroll and benefits	1,275	1,031
Other current liabilities	173	160
Total current liabilities	9,034	5,762
Non-current benefits	311	713
Long-term debt	5,775	6,825
Deferred income tax liability	1,020	1,039
Total liabilities	16,140	14,339
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 7,500 units issued and outstanding	38,466	42,286
Accumulated other comprehensive income (loss)	37	(365)
Total partners’ capital	38,584	42,002
Total liabilities and partners’ capital	$54,724	$56,341

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per unit data)

	Years Ended December 31,
	2013	2012	2011
Macadamia nut sales	$9,916	$18,043	$16,125
Contract farming revenue	1,865	1,973	1,869
Branded product sales	2,072	91	—
Total revenues	13,853	20,107	17,994
Cost of goods and services sold
Costs of macadamia nut sales	9,517	14,586	13,438
Costs of contract farming services	1,743	1,841	1,738
Cost of branded product sales	1,942	84	—
Total cost of goods and services sold	13,202	16,511	15,176
Gross income	651	3,596	2,818
Selling, general and administrative expenses	3,831	3,550	1,812
Operating income (loss)	(3,180)	46	1,006
Interest and other income	191	245	580
Interest expense	(636)	(664)	(775)
Income (loss) before tax	(3,625)	(373)	811
Income tax expense	(45)	(126)	(99)
Net income (loss)	$(3,670)	$(499)	$712

Other comprehensive income (loss), net of tax
Amortization of prior service cost	$7	$7	$7
Amortization of actuarial loss	395	(43)	(249)
Defined benefit pension plan	402	(36)	(242)
Other comprehensive income (loss), net of tax	402	(36)	(242)
Comprehensive income (loss)	$(3,268)	$(535)	$470

Net income (loss) per Class A Unit	$(0.49)	$(0.07)	$0.09

Cash distributions per Class A Unit	$0.02	$0.00	$0.00

Class A Units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Partners’ capital at beginning of year:
General partner	$81	$81	$81
Class A limited partners	42,286	42,785	42,073
Accumulated other comprehensive loss
Pension and severance obligations	(365)	(329)	(87)
	42,002	42,537	42,067

Allocation of net income (loss):
Class A limited partners	(3,670)	(499)	712
	(3,670)	(499)	712

Cash distributions paid and / or declared:
Class A limited partners	(150)	—	—
	(150)	—	—

Accumulated other comprehensive income (loss)
Change in pension and severance obligations	402	(36)	(242)
	402	(36)	(242)

Partners’ capital at end of year:
General partner	81	81	81
Class A limited partners	38,466	42,286	42,785
Accumulated other comprehensive income (loss)	37	(365)	(329)
	$38,584	$42,002	$42,537

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash received for goods and services	$15,812	$19,562	$17,899
Cash paid to suppliers and employees	(17,918)	(17,387)	(14,791)
Income tax paid	(170)	(150)	(9)
Interest received	—	—	1
Interest paid	(636)	(664)	(775)
Net cash provided by (used in) operating activities	(2,912)	1,361	2,325

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,112	—	—
Capital expenditures	(365)	(542)	(74)
Net cash provided by (used in) investing activities	747	(542)	(74)

Cash flows from financing activities:
Proceeds from drawings on line of credit	7,500	6,000	3,900
Loan fees paid	—	(38)	—
Deferred rights offering fees paid	(191)	—	(116)
Repayment of long term debt	(1,050)	(1,050)	(1,050)
Repayment of line of credit	(4,000)	(6,000)	(4,700)
Cash distributions paid	(150)	—	—
Net cash provided by (used in) financing activities	2,109	(1,088)	(1,966)

Net increase (decrease) in cash	(56)	(269)	285
Cash and cash equivalents at beginning of year	261	530	245
Cash and cash equivalents at end of year	$205	$261	$530

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(3,670)	$(499)	$712
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,584	2,517	2,499
Net gain on sale of property and equipment	(85)	—	—
Write-off of deferred rights offering fees	—	116	—
Pension expense	160	128	70
Deferred income tax credit	(19)	(12)	(16)
(Increase) decrease in accounts receivable	1,959	(790)	(674)
Increase in inventories	(3,307)	(804)	(376)
(Increase) decrease in other current assets	(139)	(26)	55
Increase in other non-current assets	(7)	—	—
Increase (decrease) in accounts payable	(485)	651	(97)
Increase (decrease) in accrued payroll and benefits	244	259	(39)
Increase (decrease) in current liabilities	3	(141)	266
Decrease in non-current benefits payable	(150)	(38)	(75)
Total adjustments	758	1,860	1,613
Net cash provided by (used in) operating activities	$(2,912)	$1,361	$2,325

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Notes to Consolidated Financial Statements

(1) OPERATIONS AND OWNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) owns or leases 5,070 tree acres of macadamia orchards on the island of Hawaii. The Partnership either sells harvested nuts to another entity in Hawaii, which processes the nuts and markets the finished products, or the Partnership retains them to be processed into finished products or sold in bulk kernel form.  The Partnership also farms approximately 1,100 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

The Partnership has developed two retail product lines of better for you macadamia snacks being sold under the brand name “Royal Hawaiian Orchards®” and reported under Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly owned subsidiary of the Partnership.  Royal has contracted with third party co-packers in California to manufacture its branded products.

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

Royal Hawaiian Services, LLC (“RHS”), a wholly owned subsidiary of the Partnership, commenced operations in 2013 and provides administrative and farming services for the Partnership.

Limited partner interests are represented by Units, which are evidenced by depositary units that trade publicly on the OTCQX platform.

Liquidity.  The Partnership recorded a net loss of $3.7 million resulting in negative cash flows from operations of $2.9 million during 2013.  The Partnership’s working capital amounted to $155,000 at December 31, 2013.  The net loss and negative cash flow are mainly attributable to the lower nut revenue of $8.1 million.  The lower nut revenues is the result of the Partnership taking into inventory, kernel that is no longer sold to Mauna Loa following the expiration of a one-year nut purchase contract on December 31, 2012.  In addition, adverse weather conditions resulted in lower annual nut production in 2013.  The Partnership recorded a net loss of $499,000, generated operating cash flows of $1.4 million during 2012 and its working capital amounted to $2.0 million at December 31, 2012.  The increase in operating expenses and cash paid for Royal’s inventory and development costs of approximately $2.0 million, resulted in the net loss and decreased cash flow for the Partnership in 2012.  Higher price per pound received on the Partnership’s production contributed to the favorable financial results in 2012 for the orchards segment.

The Partnership successfully completed a rights offering on February 6, 2014 raising net proceeds of approximately $8.89 million after deducting offering expenses of $290,000.  The net proceeds will be used over the next two years to build raw materials and finished goods inventory; extend the revenue cycle of harvested macadamias and extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; and for general partnership purposes.  Management feels that the Partnership has sufficient working capital to meet current obligations and debt service requirements.

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

Financial Instruments.  The fair value of the revolving line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.  The long-term financial instrument has a fixed interest rate and the fair value compared to carrying value is disclosed.

Consolidation.  The consolidated financial statements include the accounts of the Partnership, Royal, RHR and RHS.  All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

Farming Costs. The Partnership considers each orchard to be a separate cost center, which includes the depreciation/amortization of capitalized costs associated with each orchard’s acquisition and/or development and maintenance and harvesting costs directly attributable to each orchard.  In accordance with industry practice in Hawaii and US generally accepted accounting principles (“GAAP”), orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

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

Inventory.  Inventories are recorded at the lower of cost (determined under the first-in first-out and average cost methods) or market.  Write downs are provided for finished goods expected to become nonsaleable due to age and provisions are specifically made for slow moving or obsolete raw ingredients and packaging material.  The Company also adjusts the carrying value of its inventories when it believes that the net realizable value is less than the carrying value.  These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices, including cost of selling.  These charges are recorded as a component of cost of sales.  Once inventory is written down, a new, lower cost basis for inventory is established.

Land, Orchards and Equipment.  Land, orchards and equipment are stated at cost, net of accumulated depreciation and amortization.  Net farming costs for any “developing” orchards are capitalized on the consolidated balance sheets until revenues exceed expenses for that orchard (or nine years after planting, if earlier).  Developing orchards historically do not reach commercial viability until about 12 years of age.

Depreciation of orchards and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (40 years for orchards, between 10 and 20 years for irrigation and well equipment, and between 3 and 12 years for other equipment).  A 5% residual value is assumed for orchards.  The macadamia orchards acquired in 1986 situated on leased land are being amortized on a straight-line basis over the terms of the leases (approximately 33 years from the inception of the Partnership) with no residual value assumed.  The macadamia orchards acquired in 1989 situated on leased land are being amortized on a straight-line basis over a 40 year period (the terms of these leases exceed 40 years) with no residual value assumed.  Repairs and maintenance costs are expensed unless they exceed $5,000 and extend the useful life beyond the depreciable life.

The Partnership reviews long-lived assets held and used or held for sale for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required.  If an impairment charge is required, the Partnership would write the assets down to fair value.  All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value as determined by quoted market price or a present value technique.  Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or if a triggering event occurs in an interim period.  The Partnership’s annual impairment testing is performed in the fourth quarter each year.  The goodwill is allocated to the farming reporting unit.  Goodwill impairment is determined using a two-step process for each reporting unit.  The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill.  This evaluation utilizes a discounted cash flow analysis and multiple analyses of the historical and forecasted operating results of the Partnership’s reporting unit.  If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required.  If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of the goodwill.  If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

As a result of the IASCO orchards acquisition, the Partnership recorded $480,000 in intangible asset consisting of three nut purchase agreements and $137,500 in financing fees.  The nut purchase agreements are being amortized over a ten-year life, or $48,000 per year.  The financing fees are being amortized over the terms of the respective debt agreement as follows:  (i) $105,000 of the financing fees is being amortized over 10 years or $10,500 per year and (ii) $37,500 of financing fees was amortized over two years and became fully amortized in 2012.

In 2012, the Partnership recorded $37,500 in intangible assets for financing fees and $88,000 for the Partnership’s e-commerce website development costs.  The financing fees are being amortized over 23 months, and the web development costs are being amortized over five years or $17,600 per year.

In 2013, the Partnership recorded $23,000 in intangible assets for fees relating to an Agreement for the Sale of Macadamia Kernel and $13,750 for electronic data interchange software (“EDI”).  The costs of the kernel sale agreement are being amortized over 10 years and the EDI costs are being amortized over five years.

General Excise and Sales Taxes.  The Partnership records Hawaii general excise and California sales taxes when goods and services are sold as components of revenues and expenses.  For the years ended December 31, 2013, 2012 and 2011, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $37,000, $37,000, and $35,000, respectively.  There were no California sales taxes charged or collected in 2013, as food products are not subject to sales tax in California.  On September 1, 2013, the Partnership was allowed entry into the Hawaii Enterprise Zones Program.  Participating in this program provides the Partnership with an exemption from paying the wholesale Hawaii general excise tax, along with other benefits.  To remain in the program the Partnership must increase annual revenue growth by 2% or headcount by 10% after the first year and 15% in years four, five, six and seven.

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

The Partnership is subject to a gross income tax, as defined, as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross income (net revenues less cost of goods sold) beginning in 1998.

Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax reporting basis of assets and liabilities.

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At December 31, 2013, management believes there were no uncertain income tax positions.  The four tax years in the period ended December 31, 2013 remain open for federal purposes.

Income Taxes of Royal.  Royal derives its revenues from the sale of branded macadamia nut products which are reported under the corporation.  For 2013, Royal is subject to taxation as a C Corporation at the 34% federal tax rate and 8.34% state tax rate on the corporation’s taxable income (loss).  As a result of the tax losses of Royal, the Partnership recorded a deferred tax asset of $1.3 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

Management evaluates uncertain income tax positions for Royal utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At December 31, 2013, management believes there were no uncertain income tax positions and the only open year is 2012.

Revenue.  Macadamia nut sales are recognized when nuts are delivered to the buyer.  Contract farming revenue and administrative services revenues are recognized in the period that such services are completed.  The Partnership is paid for its services based upon a “time and materials” basis plus a percentage fee or fixed fee based upon each farming contract’s terms. Contract farming includes the regular maintenance of the owners’ orchards as well as harvesting of their nuts.  The Partnership provides these services throughout the year.  Revenue for the sale of branded products and bulk kernel is recognized when the products are delivered and ownership and risk of loss have been transferred to the customer and there is a reasonable assurance of collection of the sales proceeds.  The Partnership recognizes sales net of estimated trade allowances, slotting fees, sales incentives, returns and coupons.  Amounts related to shipping and handling that are billed to customers are considered part of the sales price and are reflected in net sales, and the actual shipping and handling costs are reflected in general and administrative expenses.

Advertising.  Advertising costs are expensed as they are incurred.  Advertising expenses for the years ended December 31, 2013 and 2012, were $45,000 and $1,000, respectively.  There were no advertising expenses incurred in 2011.

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

Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts disclosed in the consolidated financial statements and the accompanying notes.  Actual results could differ materially from these estimates.

On an ongoing basis, the Partnership evaluates its estimates, including those related to revenue recognition and accounts receivable, farming costs, inventories, useful lives of orchards and equipment, valuation of long-lived assets, intangible assets and goodwill, deferred taxes and employee benefits, among others.  The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for management’s judgments about the carrying values of assets and liabilities.

Net Consolidated Income (Loss) Per Class A Unit.  In 2013, 2012 and 2011 consolidated net income (loss) per Class A Unit was calculated by dividing 100% of Partnership’s consolidated net income (loss) by the average number of Units outstanding for the period.

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive (loss) represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unitholder sources.  Accumulated other comprehensive (loss) consists of deferred pension and intermittent severance gains or losses.  At December 31, 2013, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Income in the amount of $37,000.  At December 31, 2012, our Consolidated Balance Sheet reflected Accumulated Other Comprehensive Loss in the amount of $365,000.

New Accounting Standards.  In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Partnership adopted the provisions of ASU 2013-02 in the first quarter of 2013 and this did not have a material impact on its financial statements, as amounts are not reclassified out of AOCI in their entirety.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The update provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as to the reporting date.  The Partnership will adopt this standard in 2014.  The Partnership anticipates that adoption of the standard will not have a material impact on its consolidated financial statements.

(3) SEGMENT INFORMATION

Effective for the year ended December 31, 2013, the Partnership changed the way it reports its business segments to align it with the way management evaluates and makes decisions concerning the allocation of resources and the assessment of performance.  Previously, farming operations were shown as a separate segment, but are now incorporated into the orchards segment.  For financial reporting purposes, prior year information has been presented based on the new segment reporting structure.

The Partnership’s two reportable segments, orchards and branded products are organized on the basis of revenues and assets.  The orchards segment derives its revenues from the sale of in shell macadamia nuts grown in orchards owned or leased by the Partnership, macadamia nut kernel sales to Royal and revenues from the farming of macadamia orchards owned by other growers.  The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel reported under Royal.

Management evaluates the performance of each segment on the basis of operating income and topline revenue growth.  The Partnership accounts for intersegment sales and transfers at cost and such transactions are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

Revenues — Orchards Segment

Revenues from the Orchards Segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound and pounds produced.  Revenue generated from farming orchards owned by other growers is subject to long-term farming contracts that generally provide for a mark-up in excess of cost or is based on a fixed fee per acre and tend to be less variable than revenues generated from the sale of nuts.

Nut Purchase Contracts. The Partnership had two lease agreements, one license agreement, and two nut purchase contracts with Mauna Loa in 2013.  The two lease agreements and one license agreement were assumed by the Partnership with the purchase of the IASCO orchards on August 1, 2010, and require that all macadamia nuts produced from the acquired orchards be sold to and be purchased by Mauna Loa.  The agreements expire in 2029, 2078 and 2080.  Under these agreements, the Partnership is paid based on wet-in-shell pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the United States Department of Agriculture (“USDA”) report.  Under the two lease agreements, the price per pound is determined based on two elements:  (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products.  This wholesale price is adjusted to convert kernel price to a wet-in-shell basis; and (2)  40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the USDA, for the most current crop year listed.  When the USDA price for the crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively.  The price per pound under the license agreement is determined in a similar manner as the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price.  For the crop year ended June 30, 2013, the Partnership and Mauna Loa agreed upon $0.80 per WIS pound for the USDA price component, which was based on a preliminary USDA report.  The average nut price received by the Partnership for nuts produced from the IASCO orchards in the calendar year 2012 was $0.79 per pound.

To provide for the processing of nuts covered by the Mauna Loa nut purchase contract that expired on December 31, 2012, on July 11, 2012, the Partnership entered into a nut processing agreement with MacFarms, under which MacFarms will process between 1.5 and 7.0 million pounds of WIS nuts into kernel for the Partnership during 2013.  Under the Agreement with MacFarms, the Partnership paid MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced.  The Partnership retained ownership of the nuts for future sale.  The Partnership is in the process of negotiating a one-year extension with MacFarms through December 31, 2014 and is assessing nut processing alternatives for future years. See “Business of the Partnership — Orchards Segment — Nut Sales” in Part I, Item I of this Annual Report on Form 10-K.

Husking Activities.  Husking activities for the Keaau and Mauna Kea orchards are performed at Mauna Loa’s Keaau facility.  Operation of the Keaau husking facility which had been performed by the Partnership was transferred to Mauna Loa in July of 2006.  The Partnership made reimbursements payments to Mauna Loa of $576,000 in 2013, $405,000 in 2012 and $532,000 in 2011 for husking, as the contracts require that the Partnership deliver husked nuts.  Husking for the Ka’u orchards are performed at the Partnership’s husking plant in Ka’u.

Stabilization Payments.  In December 1986, the Partnership acquired a leasehold interest in a 266-acre orchard that was several years younger than its other orchards.  Because of the relative immaturity of this orchard at the time of purchase, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years as compared to the older orchards.

Accordingly, the seller of this orchard (KACI) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow (as defined) from this orchard fell short of a target cash flow level of $507,000.  Stabilization payments for a given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for the $1.2 million in stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard.  As a result, the payments will be reflected in the Partnership’s consolidated net income (loss) ratably through 2019 as a reduction to depreciation for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received.  Thereafter, the Partnership is obligated to pay the owner 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent.  No additional rent was due for 2013, 2012 or 2011, as the Partnership did not generate cash flow from this orchard in excess of target cash flow.

Cash Flow Warranty Payments.  In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership’s other orchards.  Their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership’s older orchards.

Accordingly, the sellers of these orchards (subsidiaries of C. Brewer and Company, Ltd.) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow (as defined) from these orchards fell short of a cash flow target level.  Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for the $13.8 million received in cash flow warranty payments as reductions in the cost basis of the orchards.  As a result, these payments will be reflected in the Partnership’s net consolidated income (loss) ratably through 2030 as reductions to depreciation for these orchards.

Revenues — Branded Product Segment

Royal began generating revenues from the branded product segment in the fourth quarter 2012.  In 2013, Royal’s sale of its savory macadamia nuts, nut and dried fruit clusters and bulk kernel resulted in $2.1 million of net revenues as compared to $91,000 in 2012.  Its cost of sales was $1.9 million.  The branded products segment incurred an operating loss of $1.9 million mainly due to $1.0 million in general and administrative costs and $1.0 million in selling and marketing expenses related to brand and product development.

The following is a summary of each reportable segment’s revenues, operating income (loss), assets and other information as of and for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31, 2013
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$11,781	$2,072	$—	$13,853
Intersegment revenue	3,138		(3,138)	—
Total revenue	$14,919	$2,072	$(3,138)	$13,853

Operating loss
External customers	$(1,251)	$(1,929)	$—	$(3,180)
Intersegment operating income (loss)	744	(176)	(568)	—
Total operating loss	$(507)	$(2,105)	$(568)	$(3,180)

Depreciation	$2,468	$16	$—	$2,484

Capital Expenditures	$319	$46	$—	$365

Segment assets
Segment assets	$51,639	$3,085	$—	$54,724
Intersegment elimination	6,760	568	(7,328)	—
Total segment assets	$58,399	$3,653	$(7,328)	$54,724

	Year ended December 31, 2012
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$20,016	$91	$—	$20,107
Intersegment revenue	935	—	(935)	—
Total revenue	$20,951	$91	$(935)	$20,107

Operating income (loss)
External customers	$1,045	$(999)	$—	$46
Intersegment operating income	—	—	—	—
Total operating income (loss)	$1,045	$(999)	$—	$46

Depreciation	$2,433	$3	$—	$2,436

Capital Expenditures	$413	$129	$—	$542

Segment assets
Segment assets	$54,954	$1,387	$—	$56,341
Intersegment elimination	2,268	—	(2,268)	—
Total segment assets	$57,222	$1,387	$(2,268)	$56,341

	Year ended December 31, 2011
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$17,994	$—	$—	$17,994
Intersegment revenue	—	—	—	—
Total revenue	$17,994	$—	$—	$17,994

Operating income
External customers	$1,006	$—	$—	$1,006
Intersegment operating income	—	—	—	—
Total operating income	$1,006	$—	$—	$1,006

Depreciation	$2,424	$—	$—	$2,424

Capital Expenditures	$74	$—	$—	$74

Segment assets
Segment assets	$57,043	$—	$—	$57,043
Intersegment elimination	—	—	—	—
Total segment assets	$57,043	$—	$—	$57,043

(4) RELATED PARTY TRANSACTIONS

Management Costs and Fee.  On January 6, 2005 the Partnership purchased the stock of its Managing Partner. As a result of the transaction, the Managing Partner’s operations have been included in the Partnership’s consolidated financial statements beginning with the first quarter of 2005.  The Managing Partner is entitled to receive from the Partnership on or about February 15 of each year a management fee equal to 2% of the Partnership’s operating cash flow. Because the Managing Partner is owned by the Partnership, the Managing Partner has waived all management fees to which it is entitled under the Partnership Agreement but continues to be entitled to reimbursement for its reasonable and necessary business expenses (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses). The Managing Partner is also entitled to receive an annual incentive fee of 0.5% of the aggregate fair market value of the Class A Units for the preceding calendar year, provided that net cash flow (as defined in the Partnership Agreement) for the preceding calendar year exceeds certain specified levels. No incentive fee was earned in 2013, 2012 or 2011.

Partnership Employment Contracts.  The Partnership has employment agreements with two executives.  The employment agreements provide for severance should the executives be terminated Without Cause or if they should resign for Good Reason as defined in the agreements.  The total severance which would be payable under these agreements to Scott C. Wallace, President and CEO, is the equivalent of 6 months of base pay or $125,000 and 18 months of base pay or $222,000 for Randolph H. Cabral, Senior Vice President Operations.  For further information see “Executive Compensation - Employment and Severance Agreements” in Part III, Item 11 of this Annual Report on Form 10-K.

Separation Agreement with President and Chief Executive Officer.  As a result of the separation of Mr. Dennis Simonis, prior President and CEO, on June 5, 2013, on July 18, 2013, the Managing Partner entered into a Separation Agreement with Mr. Simonis under which the Managing Partner paid Mr. Simonis $239,000 and his attorney $29,000 on January 3, 2014, in consideration of a release of all claims against the Managing Partner and its affiliates or under his employment agreement.

(5)  INVENTORIES

Inventories consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013			2012
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Work-in-process (nut-in-shell)	$2,055	$—	2,055	$—	$—	—
Macadamia nut kernel	—	1,761	1,761	—	721	721
Finished goods	—	438	438	—	285	285
Farming supplies	267	—	267	247	—	247
Packaging, supplies and ingredients	—	167	167	—	98	98
Allowance for shrink and obsolescence	—	(30)	(30)	—	—	—

	$2,322	$2,336	$4,658	$247	$1,104	$1,351

Work-in-process inventory is wet-in-shell nuts recorded at production cost.

(6) LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Land	$8,884	$9,884
Improvements	1,976	1,980
Machinery and equipment	5,425	5,527
Irrigation well and equipment	2,592	2,592
Producing orchards	76,325	76,325
Construction work-in-progress	190	103
Land, orchards and equipment (gross)	95,392	96,411
Less accumulated depreciation and amortization	50,548	48,384
Land, orchards and equipment (net)	$44,844	$48,027

Depreciation expense amounted to $2.5 million, $2.4 million, and $2.4 million in 2013, 2012 and 2011, respectively. The Partnership’s interests in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors.  Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements.  If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration.  The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7) SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Revolving Credit Facility

Pursuant to the Fourth Amended and Restated Credit Agreement, dated July 15, 2010, by and between the Partnership and American AgCredit, PCA (“AgCredit”), the Partnership has a $5.0 million revolving credit facility (the “Credit Agreement”).  On March 7, 2011, the Credit Agreement was amended by the First Amendment to Fourth Amended and Restated Credit Agreement to maintain the revolving credit facility at $5.0 million through July 13, 2012. On July 12, 2012, the Partnership and AgCredit, executed the Second Amendment to Fourth Amended and Restated Credit Agreement to extend the maturity date of its $5.0 million revolving credit facility from July 13, 2012 to May 1, 2014.  On August 27, 2013, the Partnership executed the Third Amendment to Fourth Amended and Restated Credit Agreement to increase its revolving credit facility from $5.0 million to $7.0 million until December 31, 2013, at which time the revolving credit facility was to be reduced to $5.0 million and any balance in excess of that amount must be repaid.  On December 26, 2013, the Partnership executed a Fourth Amendment to Fourth Amended and Restated Credit Agreement, which extended the date by which the revolving credit facility was required to be reduced to $5.0 million from December 31, 2013 to February 14, 2014.  As of December 31, 2013, $5.9 million was outstanding on the revolving credit facility.  On February 14, 2014, the Partnership made payments on the revolving line of credit to reduce the balance to $4.9 million.

Advances under the $5.0 million revolving credit facility bear interest at the base rate of 4.0% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.  At December 31, 2013 and 2012, the interest at the base rate on advances under the $5.0 million revolving credit facility was 4.25% per annum. From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit.  The interest rate on any outstanding balance of the additional $2.0 million revolving line of credit was subject to a rate 50 basis points higher than the rate on the first $5.0 million and was 4.75% per annum at December 31, 2013.  There was no fee on the unused portion of the $2.0 million. The Partnership, at its option, may make prepayments without penalty.

The Partnership had $5.9 million and $2.4 million outstanding on the revolving credit facility as of December 31, 2013 and 2012, respectively.  On February 14, 2014, the Partnership made payments on the revolving line of credit to reduce the balance to $4.9 million.  Because the maturity date on the revolving credit facility is May 1, 2014, the loan is classified as short term debt.

Long-Term Debt - Term Loan

On June 30, 2009, the Partnership executed a term loan promissory note for $600,000 with AgCredit.  On August 4, 2010, the Partnership and AgCredit executed an amendment to the credit agreement which provided for a term loan of $10.5 million and bears fixed interest at 6.5% per annum and matures on July 1, 2020.  At December 31, 2013 and 2012 the outstanding balance on the $10.5 million term loan was $6.8 million and $7.9 million, respectively.

At December 31, 2013 and 2012, the Partnership’s long-term debt was comprised of the following (in thousands):

	2013	2012
Term debt	$6,825	$7,875
Less: current portion	1,050	1,050
Non-current debt	$5,775	$6,825

The estimated fair values of the Partnership’s financial instruments have been determined through a discounted cash flow using an estimated market rate of 4.25% in 2013 and 2012 with similar terms and remaining maturities to that of the current financial instruments.  The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows at December 31, 2013 and 2012 (in thousands):

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$6,825	$7,286	$7,875	$8,479
Revolving credit facility	$5,900	$5,900	$2,400	$2,400

The inputs used in determining the fair value of the long-term debt and revolving credit facility are classified as Level 3 within the fair value measurement hierarchy.

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

2.              Minimum Tangible Net Worth (defined as the gross book value of the assets of the Partnership (exclusive of goodwill, patents, trademarks, trade names, organization expense, unamortized debt discount and expense, deferred charges and other like intangibles) less (i) reserves applicable thereto and (ii) all liabilities (including subordinated liabilities), in each case determined in accordance with GAAP (adjusted to eliminate the effect of deferred income taxes)) effective as of December 31, 2010, shall not be below $41.0 million and shall be increased dollar for dollar by the amount of positive Consolidated Net Income achieved by the Partnership, beginning January 1, 2010 and thereafter.  For December 31, 2013, the Tangible Net Worth definition was amended to include all proceeds from the Partnership’s subscription rights offering as if the proceeds had been received on December 31, 2013.  As of December 31, 2013, the minimum Tangible Net Worth was required to be $41,562,000.  The Partnership’s Tangible Net Worth as of December 31, 2013, was $48,011,000.

3.              The minimum quarterly consolidated trailing twelve month EBITDA shall not be less than $1.5 million at the end of each quarter commencing in June 30, 2010.  The minimum EBITDA covenant requirement was waived for the reporting twelve-month period ended December 31, 2013.

At December 31, 2013, the Partnership’s working capital was $155,000 and its current ratio was 1.02 to 1 as compared to the Partnership’s working capital of $2.0 million and its current ratio of 1.35 to 1 at December 31, 2012.

The Partnership was in compliance with the terms and conditions of the Credit Agreement at December 31, 2013 and 2012.

Land Leases

The Partnership leases the land underlying 1,911 acres of its orchards under long-term operating leases and one month-to-month lease, which expire through various dates ending 2045.  Operating leases provide for changes in minimum rent based on fair value at certain points in time.  Some of the land leases provide for additional lease payments based on USDA-reported macadamia nut price levels.  As the USDA has not provided a final report for crop year ended June 30, 2013, the Partnership had not issued additional lease payments, but has accrued the amounts based on a nut price provided in a preliminary USDA report of $0.80 per pound.  The Partnership has accrued additional rent for the periods July 1, 2012 through December 31, 2012 and the year ended 2013 of $22,000 and $51,000, respectively.  Additional payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $47,000 and $40,000 in 2012 and 2011, respectively. Total lease rent recorded for all land operating leases was $244,000 in 2013, $181,000 in 2012 and $177,000 in 2011.  Two leases, which terminate in 2034, allow the lessor to purchase the trees from the Partnership in 2019, and if exercised, the leases would terminate.

Contractual obligations as of December 31, 2013, for the Partnership are detailed in the following table (in thousands):

Contractual Obligations	Total	2014	2015	2016	2017	2018	Remaining
Long-term debt	$6,825	$1,050	$1,050	$1,050	$1,050	$1,050	$1,575
Line of credit	5,900	5,900	—	—	—	—	—
Operating leases	2,887	214	214	214	214	166	1,865
Total	$15,612	$7,164	$1,264	$1,264	$1,264	$1,216	$3,440

(8) INCOME TAXES

The components of the Partnership’s gross income tax expense for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Currently payable	$64	$138	$115
Deferred	(19)	(12)	(16)
Gross income tax expense	$45	$126	$99

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income (net revenues less cost of goods sold) for the years ended December 31, 2013, 2012 and 2011.

The components of the net deferred income tax liability reported on the consolidated balance sheets as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Intangible assets	$115	$115
Inventory	31	27
Gross deferred tax assets	146	142
Deferred income tax liabilities:
Land, orchards, and equipment	(1,164)	(1,174)
Other	(2)	(7)
Gross deferred tax liabilities	(1,166)	(1,181)
Net deferred income tax liabilities	$(1,020)	$(1,039)

Royal is subject to taxation as a C Corporation at the 34% federal tax rate and 8.34% blended state tax rate on the corporation’s taxable income (loss).  As a result of the losses incurred by Royal for the years ended December 31, 2013 and 2012, the Partnership recorded a deferred tax assets of $1.3 million and $412,000, respectively, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(9) PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000.  The plan covers employees that are members of a union bargaining unit.  The projected benefit obligation includes the obligation for these employees related to their previous employer.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2013, 2012, and 2011 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,242	$1,034	$788
Service cost	89	74	59
Interest cost	53	48	46
Acturial (gain) loss	(158)	110	163
Benefits paid	(25)	(24)	(22)
Projected benefit obligation at end of year	$1,201	$1,242	$1,034

Change in plan assets:
Fair value of plan assets at beginning of year	$987	$849	$875
Actual return (loss) on plan assets	237	112	(18)
Employer contribution	0	50	14
Benefits paid	(25)	(24)	(22)
Fair value of plan assets at end of year	$1,199	$987	$849

Funded status	$(2)	$(255)	$(185)

Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (non-current)	$(2)	$(255)	$(185)

The amounts recognized in accumulated other comprehensive income (loss) at December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Net actuarial (gain) loss	$(62)	$299	$271
Prior service cost	9	15	22
	$(53)	$314	$293

The estimated net actuarial prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2014 is $7,000.

The components of net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Service cost	$89	$74	$59
Interest cost	53	48	46
Expected return on plan assets	(55)	(48)	(57)
Amortization of net acturial loss and prior service cost	28	24	7
Net periodic pension cost	$115	$98	$55

The amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 were as follows (000’s):

	2013	2012	2011
Net loss (gain)	$(361)	$28	$239
Amortization of prior service cost	(7)	(7)	(7)
Total recognized in accumulated other comprehensive income (loss)	$(368)	$21	$232
Total recognized in net periodic pension cost and other
comprehensive income (loss)	$253	$(119)	$(287)

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2013, 2012 and 2011 and the net periodic pension cost for the years then ended are as follows:

	2013	2012	2011
Pension benefit obligation:
Discount rate	5.20%	4.30%	4.65%
Compensation increase	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	4.30%	4.65%	6.00%
Compensation increase	2.00%	2.00%	2.00%
Expected return on plan assets	5.50%	5.50%	6.70%

The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired targeted asset mix.  The funds are invested in stock and fixed income funds.  Stock funds include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Fixed income securities include bonds, debentures and other fixed income securities. The target allocations for plan assets are currently 60 percent equity securities and 40 percent fixed income funds.  The actual asset mix is evaluated on a quarterly basis and rebalanced if required to maintain the desired target mix.  Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation.

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2013, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	$238	$—	$238	$—
U.S. mid-cap value	237	—	237	—
U.S. small-cap value	237	—	237	—
Pooled fixed income	487	—	487	—
Total	$1,199	$—	$1,199	$—

The fair values of the Partnership’s pension plan assets at December 31, 2012, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	194	—	194	—
U.S. mid-cap value	196	—	196	—
U.S. small-cap value	197	—	197	—
Pooled fixed income	400	—	400	—
Total	$987	$—	$987	$—

The Partnership expects to contribute $40,000 to the plan in 2014.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2014	$33
2015	34
2016	46
2017	51
2018	54
2019-2023	369

(10)  UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

Since the acquisition of the farming operations on May 1, 2000, the Partnership provides a severance plan that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining unit agreements.  The severance plan provides for the payment of 8 days of pay for each year worked (upon the completion of 3 years of continuous service) if the employee becomes physically or mentally incapacitated, permanently laid off by the Partnership for reasons clearly beyond their control due to a permanent reduction in workforce, or reaches the age of 60 or older and terminates their employment with the Partnership. The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation of previous employers which the Partnership acquired.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2013, 2012 and 2011 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2013, 2012 and 2011 (in thousands).

	2013	2012	2011
Change in severance obligation:
Severance obligation at beginning of year	$412	$367	$377
Service cost	20	16	17
Interest cost	14	14	17
Acturial loss	(34)	15	11
Benefits paid	(31)	—	(61)
Settlements	—	—	6
Severance obligation at end of year	$381	$412	$367

Change in plan assets:
Fair value of plan assets at beginning of year	$0	$0	$0
Employer contribution	31	—	61
Benefits paid	(31)	—	(61)
Fair value of plan assets at end of year	$0	$0	$0

Amounts recognized in the consolidated balance sheets consist of:
Accrued severance liability (current)	$(71)	$(61)	$(57)
Accrued severance liability (non-current)	(310)	(351)	(310)
Net amount recognized	$(381)	$(412)	$(367)

The amounts recognized in accumulated other comprehensive income (loss) at December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Net actuarial loss	$16	$51	36

There will be no estimated net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic cost for the year ending December 31, 2014.

The components of net periodic cost for the years December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Service cost	$20	$16	$17
Interest cost	14	14	17
Amortization of net loss	1	—	—
Settlement loss	—	—	6
Net periodic pension cost	$35	$30	$40

The net actuarial gain recognized in other comprehensive income in the year ended December 31, 2013 is $35,000.  The net actuarial loss recognized in other comprehensive loss was $15,000 and $11,000 in the year ended December 31, 2012 and 2011, respectively.

	2013	2012	2011
Weighted average assumptions
Discount rate	4.60%	3.70%	4.10%
Rate of compensation increase	1.65%	1.65%	1.65%

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

The Partnership expects to make $71,000 in contributions to the plan in 2014.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2014	$71
2015	16
2016	51
2017	15
2018	22
2019-2023	172

(11)  DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its eligible salaried non-bargaining unit employees that provides for employee and employer contributions.  Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits.  The Partnership is required to make matching contributions to the plan and may make discretionary annual contributions to the plan.  The Partnership’s matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees.  The Partnership’s discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria and are subject to annual limits.  During the years ended December 31, 2013, 2012 and 2011, Partnership matching contributions were $40,000, $34,000 and $34,000, respectively, and Partnership discretionary contributions were $125,000, $133,000 and $100,000, respectively.

(12) QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes selected unaudited quarterly operating results for the years ended December 31, 2013 and 2012 (in thousands, except per unit data):

	Revenues	Gross Income (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2013
1st Quarter	$1,995	$266	$(628)	$(0.08)
2nd Quarter	547	(71)	(1,151)	(0.15)
3rd Quarter	4,399	5	(1,217)	(0.16)
4th Quarter	6,912	451	(674)	(0.09)
2012
1st Quarter	$3,522	$836	$(8)	$0.00
2nd Quarter	745	213	(797)	(0.11)
3rd Quarter	6,254	1,169	296	0.04
4th Quarter	9,586	1,378	10	0.00

(13) CONCENTRATION RISKS

Market and customers.   In 2014, one customer will purchase a significant portion of the Partnership’s production.  If the Partnership’s customer is unable to perform, the Partnership would be required to find alternative purchasers for its nuts.

Nut Purchase Agreements.  In 2013, the Partnership had two nut purchase contracts, two lease agreements and one license agreement with Mauna Loa. The nut purchase contracts are fixed price contracts effective January 1, 2012 with contract terms of two and three years, respectively, and are in accordance with Hershey’s standard payment terms.  The two lease agreements and license agreement acquired in August 2010 contain market determined prices. The two lease agreements have a ninety-nine year term with sixty-six and sixty-eight years remaining.  The license agreement has a term of fifty years with seventeen years remaining. The payment terms of the lease and license agreements are 30 days after the end of month delivery. The Partnership relies upon the financial ability of the buyer of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements.  If the buyer was unable to pay for the macadamia nuts delivered by the Partnership, or if the buyer is late in payment, it could result in the Partnership’s available cash resources being depleted.  If the buyer refuses to purchase the nuts, the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price.  It is also possible that the Partnership might not be able to find a buyer for the nuts.

The nut purchase contracts provide for a fixed nut price.  Fixed price contracts can be disadvantageous because the Partnership may not be able to pass on unexpected cost increases.

Employees.  As of December 31, 2013, the Partnership employed 279 people, of which 199 were seasonal employees.  Of the total, 22 are in farming supervision and management, 243 in production, maintenance and agricultural operations, and 14 in accounting and administration.

On June 20, 2013 the Partnership and the ILWU Local 142 agreed to two bargaining unit contracts, which are effective June 1, 2013 through May 31, 2016.  These agreements cover all production, maintenance and agricultural employees of the Ka’u, Keaau and the Mauna Kea Orchards. Although, the Partnership believes that relations with its employees and the ILWU are good, there is uncertainty with respect to the ultimate outcome of the bargaining unit negotiations when the current agreement expires.

(14)  SUBSEQUENT EVENTS

The Partnership successfully completed its rights offering on February 6, 2014.  The rights offering allowed existing unitholders of the Partnership to purchase an aggregate of 3.6 million Units at $2.55 per Unit.  The rights offering was fully subscribed and raised net proceeds of $8.89 million after deducting offering expenses of $290,000.  Following the purchase of the Class A Units upon exercise of the rights, the Partnership has 11.1 million Units outstanding.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2013, and 2012, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes to the Partnership’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 5, 2012, the Board of Directors of the Managing Partner approved the formation of a new committee, the Nominating, Governance and Compensation Committee (the “Combined Committee”), that combines into one committee the functions of the prior Nominating, Governance and Compensation Committees of the Board of Directors.  The Charter of the Combined Committee was adopted on March 13, 2013.  Mr. Bradford Nelson was appointed Chairman of the Committee and members of the Committee include Mr. John Kai, Mr. James Kendrick and Mr. Alan Kennett.  Mr. Jeffrey Kissel served on the Combined Committee from December 5, 2012 until his resignation from the board of directors on November 1, 2013.

Current Directors and Officers of the Managing Partner

Directors are elected by the sole member of the Managing Partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification.  Executive officers are appointed by, and serve at the discretion of, the Board of Directors. The following table shows information for the directors and executive officers of the Managing Partner:

Name	Age	Position with Royal Hawaiian Resources, Inc.
Barry W. Blank	73	Director
John K. Kai	48	Director
James S. Kendrick	66	Director, Chairman
E. Alan Kennett	70	Director
Bradford C. Nelson	47	Director
Scott C. Wallace	58	President and Chief Executive Officer
Randolph H. Cabral	61	Senior Vice President Operations
Jon Y. Miyata	53	Vice President and Chief Accounting Officer

Barry W. Blank.  Mr. Blank has served as a director since December 2012.  He has been a registered securities representative since 1968 and has served as vice president for Cantone Research since January 1, 2014 and as a stock broker from 2009 to 2010.  He was branch manager of the investment firm of Murphy & Durieu from 2010 to 2013 and from 1998 to 2009.  Mr. Blank was a member of the American Stock Exchange from 1978 until it was acquired by the New York Stock Exchange.  He was a member of the New York Stock Exchange from 1981 until 2008.  He has managed underwritings for over 40 companies, including both private placement and public offerings.  He has served on the Phoenix Police Department as a police officer from 1969 until he retired with honors in 2007.  Mr. Blank has a B.S. in business administration degree from Fairleigh Dickinson University, M.S. degree in education administration from Hofstra University, and did post-graduate work at St. John’s University, New York and New York University.  In concluding that Mr. Blank is qualified to serve as a director, the Board considered, among other things, his more than 40 years of experience in the securities industry and his experience and expertise in public and private markets and in building stakeholder value.

John K. Kai.  Mr. Kai has served as a director since June 2004.  He served as the interim president of the Managing Partner from June 5, 2013 to September 30, 2013.  Mr. Kai has served as president of Pinnacle Investment Group, LLC since 1999, president of Pinnacle Media Group, LLC, since 2002, and branch manager and registered representative of First Allied Securities, Inc. since 2010.  Mr. Kai was branch manager and registered representative of Commonwealth Securities, Inc. from 2006 to 2010.  Mr. Kai was the resident manager of the Hilo office of Paine Webber, Inc. and was with Merrill Lynch prior to Paine Webber, Inc.  Mr. Kai is a graduate of Sacramento City College and attended the University of the Pacific from 1983 to 1985.  Mr. Kai has served as a director of the Hawaii Island YMCA since 2012.  He served on the Board of Regents of the University of Hawaii and was a director of the Research Corporation of the University of Hawaii, the Hawaii Island Portuguese Chamber of Commerce and has served on several nonprofit boards in Hawaii.  Mr. Kai resides in Hilo, Hawaii.  In concluding that Mr. Kai is qualified to serve as a director, the Board considered, among other things, his experience and knowledge of global economics, equity markets, securities, financial instruments, and local and state government issues.

James S. Kendrick.  Mr. Kendrick has served as a director since June 2005.  Mr. Kendrick has over 37 years of experience in the food processing industry.  Prior to his retirement in 2007, Mr. Kendrick provided consulting services to various food companies, including Hamakua Macadamia Nut Company, Shade Foods and Mauna Loa Macadamia Nut Corp.  Mr. Kendrick held executive positions at Mauna Loa Macadamia Nut Corporation from 1983 to 1998, including Executive Vice President of Operations and President.  Between 1978 and 1983, he was the Manager of the Honolulu Dole Pineapple cannery.  Mr. Kendrick worked for Kraft Foods as an engineering manager.  He is a graduate of Northern Illinois University and Cornell’s Executive Development Program.  In concluding that Mr. Kendrick is qualified to serve as a director, the Board considered, among other things, his high degree of general manufacturing acumen and extensive macadamia growing, processing and marketing experience and expertise.

E. Alan Kennett.  Mr. Kennett has served as a director since June 2005.  Mr. Kennett has worked in various executive capacities in the agriculture sector for over 40 years.  Mr. Kennett held executive positions at Gay and Robinson Sugar Company, Inc., including President and Chief Executive Officer, from 1994 until his retirement in 2010.  He held various positions in the Hawaii sugar industry with C. Brewer and Co., Ltd. between 1976 and 1994.  Prior to 1976, Mr. Kennett managed sugar operations in Africa, the United Kingdom and the West Indies.  He is a graduate of Walton Technical College and the Liverpool College of Technology and completed Cornell’s Executive Development Program.  Mr. Kennett has been active in numerous Hawaii non-profit organizations and has written several technical papers.  In concluding that Mr. Kennett is qualified to serve as a director, the Board considered, among other things, his in-depth knowledge of agricultural practices and management, particularly those in the state of Hawaii.

Bradford C. Nelson.  Mr. Nelson has served as a director since October 2009.  Since 2007, he has been the Chief Financial Officer and a Director of Seemorgh Investments, Inc., an entity owned by Mr. Fred Ebrahimi, the Partnership’s largest unitholder.  Mr. Ebrahimi currently owns about 61.8% of the Units.  Seemorgh manages all aspects of Mr. Ebrahimi’s finance and real estate holdings, including a large project in India called QuarkCity.  Mr. Nelson is a CPA and served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined Mr. Ebrahimi’s companies.  He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver.  In concluding that Mr. Nelson is qualified to serve as a director, the Board considered, among other things, his global financial management experience and expertise and direct representation for the unitholders.

Scott C. Wallace.  Mr. Wallace has served as president and chief executive officer of the Managing Partner since October 2013 and executive vice president sales and marketing since January 2012.  He served as a director of the Managing Partner from June 2007 to December 2012.  Prior to his employment with the Managing Partner, Mr. Wallace performed consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies.  He was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits from 2009 through 2011.  Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry.  From 2006 through 2009, he managed offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg and Company owned business.  Prior to joining SVP, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006.  Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2000.  He has also served in management capacities with Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985).  Mr. Wallace provides broad general management and executive level sales and marketing expertise.  Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.  He resides in Dana Point, California.

Randolph H. Cabral.  Mr. Cabral has served as senior vice president operation of the Managing Partner since January 2005 and senior vice president and orchard manager since May 2000.  Mr. Cabral was previously employed at Ka’u Agribusiness Company, Inc., from 1989 until the Partnership’s acquisition of Ka’u Agribusiness’ macadamia business in 2000.  He served as senior vice president from 1998 to 2000, as vice president from 1996 to 1998, and as orchard manager from 1989.  From 1983 to 1989, Mr. Cabral served as orchard manager with Mauna Loa Macadamia Nut Corporation.  Mr. Cabral has an A.S. in General Agriculture from the University of Hawaii.  He resides in Hilo, Hawaii.

Jon Y. Miyata.  Mr. Miyata has served the Partnership as its Vice President and Chief Accounting Officer since February 2013.  Mr. Miyata has 30 years of experience in financial management and accounting.  Prior to joining the Partnership, he was employed with HPM Building Supply where he served as senior vice president of Distribution Operations from 2007 to 2012 and vice president and chief financial officer from 1999 to 2006.  Mr. Miyata formed The Termite Mesh Company, and served as President and RME from 1999 to 2010.  From 1992 to 1999, he served as the Controller of M. Sonomura Contracting Company.  Prior to that, Mr. Miyata worked at Coopers and Lybrand from 1984 to 1992, where he was a senior business assurance manager.  He holds a Bachelors of Arts in Accounting and Finance from the University of Hawaii.  He resides in Hilo, Hawaii.

Board and Committee Meetings; Special Meeting Attendance

The Board of Directors of the Managing Partner currently consists of five members.  The board has two committees — the Audit Committee and the Combined Committee.  The members of each committee are set forth below.

Director	Audit Committee	Combined Committee
Barry W. Blank
John K. Kai	X	X
James S. Kendrick		X
E. Alan Kennett	X	X
Bradford C. Nelson	Chair	Chair

The number of board and committee committees held during 2013 is set forth below.

	Board	Audit Committee	Combined Committee
Number of 2013 Meetings	6	5	4

All directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by each committee on which such director served.

Communications with the Board

Unitholders and others may send written communications directly to the Board, addressed to: Board of Directors of Royal Hawaiian Resources, Inc., 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720.  Any such communication may be directed to the attention of the Chairman of the Board or the Chair of any Board Committee or to the non-management or independent directors.  Unitholders and others sending such communications should include the following in their written communication: (a) such persons should identify himself/herself/itself/themselves, and if a unitholder, provide reasonably satisfactory proof of their ownership of the Partnership’s units; (b) such persons should state in reasonable detail and communicate with reasonable clarity and specificity their issue or concern; and (c) such persons should include their contact information (at a minimum, phone number and address).  However, nothing that is stated in this paragraph shall override any requirements imposed on any communications under the Partnership Agreement (as amended) or other governing documents or by any law, rule or regulation.

Audit Committee

Effective September 27, 2013, Bradford Nelson was appointed chairman of the Audit Committee, upon Mr. Jeffrey Kissel’s resignation from Audit Committee on that same day.  The members of the Audit Committee in 2013 were Mr. Jeffrey Kissel from January 1 to September 27, 2013, Mr. Alan Kennett from January 1, Mr. John Kai from January 1 to June 5, 2013 and since October 1, 2013, and Mr. Bradford Nelson since June 5, 2013. The Board of Directors has determined that each member of the Audit Committee is independent in accordance with NYSE rules and each member is financially literate, and both Mr. Kissel and Mr. Nelson qualified as financial experts.  The Partnership has adopted standards for independence and said standards are in the Partnership’s Corporate Governance Guidelines at the Partnership’s website www.royalhawaiianorchards.com.  The Audit Committee met four times in 2013 to review and approve accounting, internal control and reporting issues, related party transactions and other matters that could involve a conflict of interest.  One additional meeting was held via teleconference.  All members were in attendance at each quarterly meeting.

The Audit Committee Charter is available by request and on the Partnership’s website at www.royalhawaiianorchards.com.

Nominating, Governance and Compensation Committee

The Partnership formed a Nominating, Governance and Compensation Committee (“Combined Committee”) on December 5, 2012 and the charter was adopted on March 13, 2013.  The members of the Combined Committee are:  Mr. James Kendrick, Mr. E. Alan Kennett and Mr. John Kai, with Mr. Bradford Nelson serving as Chairman of the Combined Committee.  In 2013, Mr. Jeffrey Kissel served on the Combined Committee from January through November 1, 2013, the date of his resignation from the board.  The members of the Combined Committee are independent under Section 15A(a) of the Exchange Act.  The Combined Committee is responsible to recommend to the Board individuals qualified to serve as directors and on committees of the Board.  The Combined Committee oversees the Company’s compensation and employee benefit plans and practices, including its executive, director, and other incentive and equity-based compensation plans, to review and discuss with management the Company’s Compensation Discussion and Analysis to be included in the Company’s annual proxy statement or annual report on Form 10-K filed with the Securities and Exchange Commission, and to prepare the

Compensation Committee Report as required by the rules and regulations of the Securities and Exchange Commission.  The Combined Committee advises the Board on the Board’s composition, procedures, and committees; to develop and recommend to the Board a set of corporate governance principles applicable to the Company; and to oversee the evaluation of the Board. The Charter of the Nominating, Governance and Compensation Committee is available by request and on the Partnership’s website at www.royalhawaiianorchards.com.

The Combined Committee establishes procedures for evaluating the suitability of potential director nominees.  Unitholders may recommend candidates for the Board of Directors by submitting such recommendation in writing to the Partnership.  The factors considered for a Director of the Partnership are (1) professional qualification, (2) number of other boards on which the candidate serves, (3) other business and professional commitments, (4) the need of the Board of Directors for having certain skills and experience, and (5) the diversity of the directors then comprising the Board.  The Combined Committee evaluates a candidate based upon the factors described above and based upon a written resume and then the CEO and Committee interview the candidate.  The Combined Committee determines whether or not to recommend the candidate to the Board of Directors.

The Combined Committee also develops and recommends to the Board a set of corporate governance principles for the Company consistent with any applicable laws and regulations and the applicable listing standards.  The Combined Committee periodically, and at least annually, reviews the Guidelines to assure that they are appropriate for the Company, considers other corporate governance issues that may arise from time to time and recommends any desirable changes in the Guidelines to the Board.

The Corporate Governance Guidelines are available by request and on the Partnership’s website at www.royalhawaiianorchards.com.

The Combined Committee develops and reviews at least every two years, the Code of Ethics applicable to directors, officers, employees, and contractors of the Partnership to assure that they are appropriate for the Partnership and comply with the requirements of the applicable listing standards, and to recommend any desirable changes therein to the Board.

The “Code of Ethics” is available by request and on the Partnership’s website at www.royalhawaiianorchards.com.

The Combined Committee determines the executive and director compensation based upon the Partnership’s financial performance, the executive’s performance and market conditions.  The Combined Committee recommends the level of compensation for the executive officers to the Board for its determination.  The Combined Committee is solely responsible for the recommendation of executive officers’ salaries, bonuses and benefit compensation.  The Combined Committee has not utilized compensation consultants in determining or recommending the amount or form of executive or director compensation.  The CEO/President provides recommendations to the Combined Committee for those executive officers which report directly to him.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each director and certain officers of Royal Hawaiian Resources, Inc., the Managing Partner of Registrant (a “Reporting Person”), is required to report his ownership and changes in ownership of Units to the United States Securities and Exchange Commission and the Partnership.  Based on reporting forms submitted to Registrant, to the best knowledge of the Partnership, no Reporting Person failed to file on a timely basis any report required by Section 16(a) of the Exchange Act during 2013, except Mr. Blank, one of our directors, who filed a late Form 3, and Mr. Miyata, our Chief Financial Officer, who also filed a late Form 3.

ITEM 11.                 EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

As a publicly traded limited partnership we operate under our limited partnership agreement.  Royal Hawaiian Resources, Inc., as our Managing Partner, directs, controls and manages all of the Partnership’s activities.  The Managing Partner is a wholly owned subsidiary of the Partnership.

Prior to 2013, the officers of the Managing Partner were employees of the Partnership and effective January 1, 2013, the officers are employees of the Managing Partner.

The Nominating, Governance and Compensation Committee of the Board of Directors of our Managing Partner, comprised of independent directors, establishes the compensation philosophy and structure for executive officers of the Partnership.  Compensation arrangements, including salaries, incentives and other benefits are recommended by the Committee and approved by the board of directors of the managing partner.

Overview of Compensation Philosophy and Programs

Executive compensation programs are designed and administered by the Board of Directors of the Managing Partner.  Through the execution of its charter, the Nominating, Governance, and Compensation Committee recommends to the Board of Directors, all of the forms of compensation for named executive officers, including base salary, bonus plan, defined contribution plan and related goals.  Executive compensation is determined by the Committee and approved by the Board of Directors based upon the Partnership’s financial performance, the personal performance of the executive and by market conditions.  It is the Committee’s intention to set totals for the executive officers for cash compensation sufficiently high enough to attract and retain a strong motivated leadership team.  The Board of Directors has the discretion to terminate or modify incentive plans and adjust or disapprove executive bonus payouts.  The Board of Directors can approve discretionary incentives based upon individual performance in their area of responsibility.

The Partnership is committed to maximizing unitholder value, and dedicated to attracting and retaining the necessary talent to accomplish this objective.  The compensation philosophy is designed to directly align the interests of unitholders and employees through compensation programs that will reward employees for performance that builds long-term unitholder value.

Elements of Compensation

The Partnership has a pay for performance philosophy and programs that are designed to be aligned with the interests of the business as well as its unitholders.  A significant portion of total direct compensation of senior management is dependent on actual performance measured against short term goals which are approved annually by the Board of Directors.  The Partnership offers no stock-options or equity-based incentives of long-term deferred compensation.

The elements of total compensation for executive officers include:

Compensation Element	Role in Total Compensation

Base Salary	Provides a fixed level of compensation for performing day-to-day responsibilities, competency. Attracts and retains qualified individuals.

Short-Term Incentive

Rewards annual company performance.

Aligns participant’s compensation with short-term financial and operational objectives of the company.

Provides a competitive, performance based cash award based on pre-determined Partnership goals that measure the execution of the business strategy over a one-year period.

Benefits Health and welfare Savings Plan Defined Contribution Plan

Attracts and retains executive talent and keeps the company competitive.

Provides security pertaining to health and welfare risks in a flexible manner to meet individual needs.

Provides limited perquisites consistent with the company’s business strategy.

Provides a competitive retirement benefit.

Termination Benefits

Provides specific total compensation terms in situations of involuntary termination or change in control.

Ensures executives act in the best interests of unitholders in times of heightened uncertainty.

Base Salary.  Base salaries for executive officers reflect a balance of market conditions, role, individual competency and attraction and retention considerations.  Increases in base pay for executive officers are based primarily on individual performance and competitive considerations.

Short-term Incentive Plan.  The short-term executive incentive plan is performance based.  The program provides for incentives based upon equal weighting of (1) financial performance as measured by Net Income against Operating Plan and (2) Individual Performance as measured by the achievement of strategic objectives and personal contribution to the company’s success.  Each component is measured against financial targets and company objectives set at the beginning of the year as approved by the Board of Directors based on the Operating and Strategic Plans.  Guideline rates are established between 10% and 35% of the employee’s base salary.  No bonus will be earned if the Partnership performance is below 50% of the required net income (loss).  If the bonus performance measures are exceeded then the percentage increase is determined and the bonus is increased by that percentage.  The bonus is limited to a maximum of 200% of the target bonus and bonuses to all executives and non-executives cannot exceed 15% of Partnership’s cash flow.  The bonus compensation level and related payment requires Board of Director approval.

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

Defined Contribution Plan.  The Partnership sponsors a defined contribution plan for its eligible salaried non-bargaining unit employees that provides for employee and employer contributions.  Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits.  The Partnership is required to make matching contributions to the plan and may make discretionary annual contributions to the plan.  The Partnership’s matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees.  The Partnership’s discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria and are subject to annual limits.

The Partnership and the Managing Partner do not have a defined benefit plan for non-bargaining employees. As such, neither the Managing Partner nor the Partnership is responsible for making any payments on the retirement of any of its present executive officers.

Summary Compensation Table

The following table summarizes the total compensation for services rendered during the fiscal years ended 2013, 2012 and 2011 paid to (i) all individuals serving as principal executive officers during 2013, (ii) the other two most highly compensated executive officers serving as executive officers on December 31, 2013, and up to two additional individuals for whom disclosure would have been provided pursuant to item (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2013.

	Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1),(2),(3),(4)	Total ($)

Scott C. Wallace	2013	250,000	—	25,521	275,521
President & CEO	2012	250,000	40,000	32,000	322,000

Jon Y. Miyata	2013	137,000	—	—	137,000
VP & Chief Accounting Officer

Randolph H. Cabral	2013	148,000	—	16,787	164,787
Sr. Vice President	2012	148,000	30,000	19,837	197,837

Dennis J. Simonis	2013	161,000	—	255,826	416,826
Former President & CEO *	2012	268,000	—	38,520	306,520

John K. Kai
Former Interim President **	2013	19,000	—	27,000	46,000

Wayne W. Roumagoux	2013	42,000	—	2,625	44,625
Former VP & CFO ***	2012	139,000	—	9,942	148,942

* Mr. Simonis’ employment terminated on June 5, 2013.

** Mr. Kai served as interim president from June 5 to September 30, 2013

*** Mr. Roumagoux retired on February 20, 2013.

(1)                                 Includes Partnership contribution to the defined contribution plan (401(k) plan)

	Simonis	Cabral	Wallace	Roumagoux
2013	$7,787	$19,751	$17,271	$3,465
2012	21,198	22,800	—	12,542

(2)                                 Includes Director fees earned or paid in cash by the Partnership

	Simonis	Kai	Wallace
2013	$11,500	$27,000	$—
2012	20,000	—	20,000

(3)                                 Includes automobile allowance provided by the Partnership

Wallace
2013	$12,000
2012	12,000

(4)                                 Represents separation pay recorded or paid in cash by the Partnership

Simonis
2013	$267,800

Outstanding Equity Awards at Fiscal Year-End

No named executive officer has any outstanding equity awards.  Neither the Managing Partner nor the Partnership presently has option plans, SAR plans, or long-term incentive plans.

Employment and Severance Agreements

The Partnership has employment agreements with two executives — Scott C. Wallace, our President and CEO, and Randolph H. Cabral, Senior Vice President Operations.  Neither of these agreements provide payments triggered solely by a change of control of the Partnership.  The employment agreements provide for severance should the executives be terminated Without Cause or if they should resign for Good Reason, each as defined in the employment agreements.

Effective January 1, 2012, Scott C. Wallace, a former director of the Managing Partner, was hired by the Partnership for the position of executive vice president of sales and marketing.  He was appointed President of Royal on August 27, 2013 and President and CEO of the Managing Partner on October 1, 2013.  His compensation includes base salary of $250,000 per annum and a vehicle allowance of $1,000 per month.  His employment offer letter does not provide for a guaranteed term of employment but requires the payment of a minimum severance benefit of six months of base pay, or $125,000, in the event his employment is involuntarily terminated for other than Just Cause.  He is eligible to participate in the short-term incentive compensation plan under which his bonus, if any, will be determined at the discretion of the Board of Directors of the Managing Partner.  Mr. Wallace receives standard benefits in accordance with Partnership’s benefit policies.

On October 27, 2009, we entered into an employment agreement with Mr. Cabral.  Mr. Cabral’s employment agreement provides that the Partnership shall employ him for a minimum term of eighteen months on a rolling basis.  Either the Partnership or Mr. Cabral has the right to terminate the employment agreement such that the employment agreement shall terminate at the end of eighteen months.  All current benefits provided by the Partnership shall remain in effect.  The employment agreement provides for severance should Mr. Cabral be terminated Without Cause or if he should resign for Good Reason each as defined in the agreement.  The agreement includes limited covenants not to compete and for non-disclosure of confidential information. The total severance which would be payable under the agreement to Mr. Cabral is equivalent to 18 months of base pay, or $222,000, or less based upon the IRS limitation at the time of severance.

Dennis J. Simonis was the President and Chief Operating Officer of the Managing Partner from August 2001 until December 2004, President and Chief Executive Officer from December 2004 to June 5, 2013 and served as a director from August 2002 to June 5, 2013.  As a result of Mr. Simonis’ separation from service on June 5, 2013, on July 18, 2013, the Managing Partner entered into a Separation Agreement with Mr. Simonis under which the Managing Partner paid $239,000 to Mr. Simonis and $29,000 to his attorney (which together equal one year’s base salary) on January 3, 2014, in consideration of a release of all claims against the Partnership that Mr. Simonis may have resulting from his former positions at the Managing Partner or under his employment agreement.  The Managing Partner will also pay premiums for health insurance purchased by Mr. Simonis and his spouse through June 2014.

Compensation of Executive Officers

The Nominating, Governance and Compensation Committee reviews and determines executive compensation.  The executive officers are:  Mr. Wallace who has served as its president and chief executive officer since October 2013, president of Royal since August 2013 and executive vice president of sales and marketing since January 2012; Mr. Cabral who has served as senior vice president operations since January 2005 and senior vice president and orchard manager since May 2000 and Mr. Miyata who has served as vice president and chief accounting officer since February of 2013.  These officers’ salary and guideline bonus percentage are administered under the salary policies established and approved by the Board.  Any bonus payments are approved by the Managing Partner’s Board of Directors annually, based on the overall performance of the Partnership as evidenced by its net consolidated income (loss) for the year.  Performance in both categories is measured relative to the original Partnership operating budget approved by the Managing Partner’s Board of Directors at the beginning of each year.  The Board of Directors can approve discretionary incentives.

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

Director Compensation

Directors of the Managing Partner presently receive a quarterly retainer of $3,750 and a meeting fee of $1,000 per meeting.  Members of the Managing Partner’s Audit Committee receive a meeting fee of $1,000 per meeting with the chairman of the Audit Committee receiving an additional $1,000 per meeting.  The non-executive Chairman of the Board receives an additional $3,000 per meeting.  Members of the Managing Partner’s Nominating, Governance, and Compensation Committee receive a meeting fee of $1,000 with the chairman of this Committee receiving an additional $1,000 per meeting. There are no other agreements or arrangements, including no stock or stock option plans, between the Managing Partner and its directors.

Amounts reflected in the table below represent compensation paid for the year December 31, 2013.

2013 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)

Barry W. Blank	20,000	20,000
John K. Kai	27,000	27,000
James S. Kendrick	37,000	37,000
E. Alan Kennett	29,000	29,000
Jeffrey M. Kissel	29,000	29,000
Bradford C. Nelson	31,000	31,000
Dennis J. Simonis	11,500	11,500

(1)   The amounts shown in this column reflect the director cash retainers and committee chair fees paid for board service as follows:

Name	Retainer ($)	Meeting Fee - Board of Directors ($)	Meeting Fee - Chairman of the Board ($)	Meeting Fee - Audit Committee ($)	Chairman Fee - Audit Committee ($)	Meeting Fee - combined Nominating, Governance, and Compensation Committee ($)	Chairman Fee - combined Nominating, Governance, and Compensation Committee ($)	Total Fees ($)

Barry W. Blank	15,000	5,000	—	—	—	—	—	20,000
John K. Kai	15,000	5,000	—	3,000	—	4,000	—	27,000
James S. Kendrick	15,000	6,000	12,000	—	—	4,000	—	37,000
E. Alan Kennett	15,000	6,000	—	4,000	—	4,000	—	29,000
Jeffrey M. Kissel (1)	15,000	5,000	—	3,000	3,000	3,000	—	29,000
Bradford C. Nelson	15,000	5,000	—	2,000	1,000	4,000	4,000	31,000
Dennis J. Simonis (2)	7,500	4,000	—	—	—	—	—	11,500

(1)         On November 1, 2013, director Jeffrey M. Kissel informed the Board of Directors of the Managing Partner that he would not seek reelection to the Board upon expiration of his term at the annual meeting held later that day.  Mr. Kissel’s decision to decline to stand for reelection was not the result of any disagreement with the Board or management.

(2)  Mr. Simonis was removed from the Board of Directors of the Managing Partner on June 5, 2013, in conjunction with the termination of his employment with the Managing Partner.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of March 1, 2014, and subsequent to that date to the date of this report, Barry W. Blank, a director of the Managing Partner, owned more than 1% of the Units.  No executive officer of the Managing Partner owned more than 1% of the Units.

The table below sets forth certain information concerning those persons known by the Partnership or the Managing Partner to be the beneficial owner of more than 5% of the Units as of March 1, 2014.

Name of Beneficial Owner	Class A Units Owned	Percent of Class A Units
Farhad Fred and Mary Wilkie Ebrahimi(1) Husband and Wife 191 University Blvd., Suite 246 Denver, CO 80206	6,855,376	61.8%
Barry W. Blank (2) 2777 Paradise Road Las Vegas, NV 89019	868,300	7.8%

(1)         This disclosure is based on a Schedule 13D/A filed by Mr. and Mrs. Ebrahimi on February 20, 2014.  Mr. and Mrs. Ebrahimi have shared voting and dispositive power over all Units owned.

(2)         This disclosure is based on a Schedule 13D/A filed by Mr. Blank on February 20, 2014.

The table below sets forth certain information as to the Units beneficially owned by the directors of the Managing Partner, and all directors and executive officers of the Managing Partner as a group, as of March 1, 2014.

Name of Beneficial Owner	Class A Units Owned		Percent of Class A Units
Barry W. Blank	868,300		7.8%
Randolph H. Cabral	100		*
John K. Kai	1,480		*
James S. Kendrick	1,500		*
E. Alan Kennett	—		*
Jon Y. Miyata	1,772		*
Bradford C. Nelson	9,154	(1)	*
Scott C. Wallace	—		*
All directors and executive officers as a group (8 persons)	882,306		7.9%

*Less than 1%

(1)  Excludes 415,234 Class A Units owned by Crescent River Agriculture, LLC. Mr. Nelson is a member of Crescent River Agriculture, LLC, but he has no voting or investment control over the Class A Units held by Crescent River Agriculture, LLC.  Mr. Nelson disclaims beneficial ownership of the Class A Units held by Crescent River Agriculture, LLC, except to the extent of his pecuniary interest therein.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On January 6, 2005 the Partnership purchased the stock of its Managing Partner. As a result of the transaction, the Managing Partner’s operations have been included in the Partnership’s consolidated financial statements beginning with the first quarter of 2005.  The Managing Partner is entitled to receive from the Partnership on or about February 15 of each year a management fee equal to 2% of the Partnership’s operating cash flow. Because the Managing Partner is owned by the Partnership, the Managing Partner has waived all management fees to which it is entitled under the Partnership Agreement but continues to be entitled to reimbursement for its reasonable and necessary business expenses (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses). The Managing Partner is also entitled to receive an annual incentive fee of 0.5% of the aggregate fair market value of the Units for the preceding calendar year, provided that net cash flow (as defined in the Partnership Agreement) for the preceding calendar year exceeds certain specified levels. No incentive fee was earned in 2013, 2012 or 2011.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written code of ethics for the Partnership, which is available on our website at www.royalhawaiianorchards.com.  Under our code of ethics, our employees, officers, directors and consultants will be discouraged from entering into any transaction that may cause a conflict of interest for us.  In addition, they must report any potential conflict of interest, including related-party transactions, to their supervisor or an executive officer of the Partnership, who then reviews and submits any violation or proposed transaction to our audit committee.

In addition, the Board has adopted Corporate Governance Guidelines, which apply to our executive officers and directors.  If any executive officer of the Partnership has an unavoidable conflict of interest or seeks a waiver of any other provision of the code of ethics, the executive officer must notify the Board and the Board must consider the conflict or waiver request.  The Board must approve any waiver of the code of ethics for executive officers.

If a director has an actual or potential conflict of interest, the director must inform the Board, which shall determine what action, if any, is required, including whether the director should excuse himself from discussion or voting with respect to the matter. In the case of a conflict of interest that is of an ongoing and material nature, the director may be asked to tender his or her resignation.

Director Independence

The Board has determined that each of Messrs. Blank, Kai, Kendrick, Kennett and Nelson are independent under the NYSE independence standards.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Pursuant to our Audit Committee Pre-Approval Policy, all audit and non-audit services performed by our auditors must be approved in advance by the Audit Committee of the Board to assure that such services do not impair the auditors’ independence from the Partnership.  Under the policy, the Audit Committee may pre-approve any services to be performed by our auditors up to 12 months in advance.  The Audit Committee may delegate pre-approval authority to one or more of its members.  In accordance with its policies and procedures, the Audit Committee pre-approved the audit and non-audit services performed by our auditors Accuity LLP for our consolidated financial statements as of and for the years ended December 31, 2013 and 2012.

Fees Paid to Our Auditors

Audit Fees.  Fees billed by our Accuity LLP during 2013 and 2012 for the audit of the Partnership’s consolidated financial statements included in this Annual Report on Form 10-K and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q amounted to $122,000 and $117,000, respectively.

Audit Related Fees.  Audit related fees for the S-1 Registration Statement were $8,000 and $3,000 for 2013 and 2012, respectively.

Tax Fees.  Fees related to tax compliance services provided by Accuity LLP amounted to $5,000 for 2013.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

Exhibit
Number	Description
3.1

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on October 4, 2012)

3.2

Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 4, 2013)

4.1	Form of Class A Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 18, 1986)

4.2	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on November 6, 2013)

4.3	Form of Depository Receipt (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on April 18, 1986)

10.1

Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on April 18, 1986)

10.2

Form of Ka’u Orchards Farming Lease between Ka’u Agribusiness Co., Inc. (“KACI”) and Mauna Loa Orchards, L.P. (“MLO”), dated as of August 11, 1989 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.3

Form of Cash Flow Warranty Agreement among KACI, MKACI and the Partnership, dated as of July 1, 1989 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.4

Form of Assignment of Partial Interest in Lease No. 15,020 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.5

Form of Assignment of Partial Interest in Lease No. 16,859 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.6

Form of Assignment of Partial Interest in Lease No. 20,397 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.7

Form of Assignment of Lease from MLO to the Partnership relating to Lease from the Trustees of the Bishop Estate (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.8	Form of Lease from the Trustees of the Bishop Estate to MLO (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.9

Form of Lease No. 15,020 from the Trustees of the Bishop Estate to MLO (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.10

Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.11

Form of Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI) (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.12

Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.13

Form of Lease No. 20,397 from the Trustees of the Bishop Estate to C. Brewer and Company, Limited (“CBCL”) (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.14

Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.15	Lease from the Trustees of the Bishop Estate to Mauna Loa (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.16

Restated Kaiwiki Orchards Farming Lease between the Partnership and MKACI, dated as of February 26, 1997 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-4 filed on February 13, 1998)

10.17

Security Agreement between the Partnership and Pacific Coast Farm Credit Services, PCA, dated as of May 1, 2000 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 9, 2000); as amended by (i) the Supplemental Security Agreement between the Partnership and American AgCredit, PCA, dated as of May 1, 2004 (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K/A filed on June 15, 2009); (ii) the Second Supplemental Security Agreement between the Partnership and American AgCredit, PCA, dated as of July 8, 2008 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K/A filed on June 15, 2009); (iii) the Third Supplemental Security Agreement between the Partnership and American AgCredit, PCA, dated as of June 30, 2009 (incorporated by reference to Exhibit 10.70 to the Current Report on Form 8-K filed on July 10, 2009); and (iv) the Fourth Supplemental Security Agreement between the Partnership and American AgCredit, PCA, dated as of July 15, 2010 (incorporated by reference to Exhibit 10.79 to the Current Report on Form 8-K filed on August 11, 2010.

10.18

First Amendment to Revolving Loan Promissory Note payable to American AgCredit, PCA, dated as of June 30, 2009 (incorporated by reference to Exhibit 10.67 to the Current Report on Form 8-K filed on July 10, 2009); as amended by (i) the Second Amendment to Revolving Loan Promissory Note between the Partnership and American AgCredit, PCA, entered into on June 28, 2010 and effective as of June 29, 2010 (incorporated by reference to Exhibit 10.74 to the Current Report on Form 8-K filed on July 1, 2010); (ii) the Third Amendment to Revolving Loan Promissory Note between the Partnership and American AgCredit, PCA, entered into on July 23, 2010 and effective as of July 15, 2010 (incorporated by reference to Exhibit 10.75 to the Current Report on Form 8-K filed on July 29, 2010); (iii) the Fourth Amendment to Revolving Loan Promissory Note between the Partnership and American AgCredit, PCA, entered into on August 4, 2010 and effective as of July 15, 2010 (incorporated by reference to Exhibit 10.76 to the Current Report on Form 8-K filed on August 11, 2010); (iv) the Fifth Amendment to Revolving Loan Promissory Note between the Partnership and American AgCredit, PCA, dated as of July 12, 2012 (incorporated by reference to Exhibit 10.91 to the Current Report on Form 8-K filed on July 17, 2012); (vi) the Sixth Amendment to Revolving Loan Promissory Note between the Partnership and American AgCredit, PCA, dated as of August 27, 2013 (incorporated by reference to Exhibit 10.95 to the Current Report on Form 8-K filed on September 3, 2013); and (vii) the Seventh Amendment to Revolving Loan Promissory Note between the Partnership and American AgCredit, PCA, dated as of December 26, 2013 (incorporated by reference to Exhibit 10.97 to the Current Report on Form 8-K filed on December 27, 2013)

10.19	Asset Purchase Agreement by and between the Partnership and IASCO, dated as of June 22, 2010 (incorporated by reference to Exhibit 10.73 to the Current Report on Form 8-K filed on June 28, 2010)

10.20

Term Loan Promissory Note payable by the Partnership to American AgCredit, PCA, dated as of July 15, 2010 (incorporated by reference to Exhibit 10.77 to the Current Report on Form 8-K filed on August 11, 2010)

10.21

Fourth Amended and Restated Credit Agreement between the Partnership and American AgCredit, PCA, dated as of July 15, 2010 (incorporated by reference to Exhibit 10.78 to the Current Report on Form 8-K filed on August 11, 2010); as amended by (i) the First Amendment to Fourth Amended and Restated Credit Agreement between the Partnership and American AgCredit, PCA, dated as of March 7, 2011 (incorporated by reference to Exhibit 10.84 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010); (ii) the Second Amendment to Fourth Amended and Restated Agreement between the Partnership and American AgCredit, PCA, dated as of July 12, 2012 (incorporated by reference to Exhibit 10.92 to the Current Report on Form 8-K filed on July 17, 2012); (iii) the Third Amendment to Fourth Amended and Restated Credit Agreement between the Partnership and American AgCredit, PCA, dated as of August 27, 2013 (incorporated by reference to Exhibit 10.96 to the Current Report on Form 8-K filed on September 3, 2013); and (iv) the Fourth Amendment to Fourth Amended and Restated Credit Agreement between the Partnership and American AgCredit, PCA, dated as of December 26, 2013 (incorporated by reference to Exhibit 10.98 to the Current Report on Form 8-K filed on December 27, 2013)

10.22

Macadamia Nut Purchase Agreement “B” between Mauna Loa and the Partnership, signed on January 31, 2011 (incorporated by reference to Exhibit 10.81 to the Current Report on Form 8-K filed on February 3, 2011)

10.23

Macadamia Nut Purchase Agreement “C” between Mauna Loa and the Partnership, signed on January 31, 2011 (incorporated by reference to Exhibit 10.82 to the Current Report on Form 8-K filed on February 3, 2011)

10.24*	Employment Agreement, dated as of October 27, 2009, with Randolph Cabral (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.25+

Agricultural License Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.85 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (filed herewith)

10.26+

Agricultural Lease Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (filed herewith)

10.27+

Agricultural Lease Agreement, dated as of September 21, 1981, between the Partnership (as assignee of IASCO) and Mauna Loan (IASCO Orchards) (incorporated by reference to Exhibit 10.87 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (filed herewith)

10.28*	Employment Offer Letter, dated as of December 6, 2011, Mr. Scott C. Wallace (incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.29

Amended and Restated Supply Agreement, dated as of March 22, 2012, with Western Export Services, Inc. (incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.30

Macadamia Nut Processing Agreement, dated as of July 11, 2012, between the Partnership and Buderim Macadamias of Hawaii, LLC, (incorporated by reference to Exhibit 10.93 to the Current Report on Form 8-K filed on July 17, 2012)

10.31*

Confidential Separation, Waiver, and Release Agreement between the Partnership and Bruce Clarke, signed on December 14, 2012 (incorporated by reference to Exhibit 10.95 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32*

Agreement, dated as of June 19, 2013, by and between John Kai and the Managing Partner for Services as interim President of the General Partner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2013)

10.33*

Separation Agreement and General Release, dated as of July 18, 2013, between Dennis Simonis and the Managing Partner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 23, 2013)

11.1+	Statement re: Computation of Net Income (Loss) per Class A Unit

21.1+	List of Subsidiaries.

31.1+	Form of Rule 13a — 14(a) [Section 302] Certification — Principal Executive Officer

31.2+	Form of Rule 13a — 14(a) [Section 302] Certification — Principal Financial Officer

32.1+	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2+	Certification pursuant to 18 U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101**

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2013 of the Partnership, formatted in XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+	Filed herewith
*	Management contract or compensatory plan or arrangement
**

XBRL information is “furnished” and not “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)
	By:	ROYAL HAWAIIAN RESOURCES, INC.
(Managing General Partner)

March 28, 2014	By:	/s/ Scott C. Wallace
Scott C. Wallace
Principal Executive Officer
(and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Wallace	President and Chief Executive Officer (Principal Executive Officer) of Royal Hawaiian Resources, Inc. (Managing General Partner)	March 28, 2014
Scott C. Wallace

/s/ Jon Y. Miyata	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer) of Royal Hawaiian Resources, Inc. (Managing General Partner)	March 28, 2014
Jon Y. Miyata

/s/ Barry W. Blank	Director of Royal Hawaiian Resources, Inc. (Managing General Partner)	March 28, 2014
Barry W. Blank

/s/ John K. Kai	Director of Royal Hawaiian Resources, Inc. (Managing General Partner)	March 28, 2014
John K. Kai

/s/ James S. Kendrick	Director of Royal Hawaiian Resources, Inc. (Managing General Partner)	March 28, 2014
James S. Kendrick

/s/ E. Alan Kennett	Director of Royal Hawaiian Resources, Inc. (Managing General Partner)	March 28, 2014
E. Alan Kennett

/s/ Bradford C. Nelson	Director of Royal Hawaiian Resources, Inc. (Managing General Partner)	March 28, 2014
Bradford C. Nelson