Form 10-Q
period 2014-03-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2014-05-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-9145

ROYAL HAWAIIAN ORCHARDS, L.P.

(Exact Name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

688 Kinoole Street, Suite 121, Hilo, Hawaii	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (808) 747-8471

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

As of May 14, 2014, Registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

Part I – Financial Information

Item 1.                   Condensed Consolidated Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,		December 31,
	2014	2013	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,204	$369	$205
Accounts receivable	2,163	967	3,827
Inventories	4,903	1,894	4,658
Deferred farming costs	982	1,572	—
Other current assets	387	419	499
Total current assets	11,639	5,221	9,189
Land, orchards and equipment, net	44,854	46,419	44,844
Intangible assets, net	468	532	493
Other non-current assets	8	—	198
Total assets	$56,969	$52,172	$54,724

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050	$1,050
Line of credit	—	—	5,900
Accounts payable	843	538	636
Cash distributions payable	—	150	—
Accrued payroll and benefits	746	700	1,275
Other current liabilities	192	106	173
Total current liabilities	2,831	2,544	9,034
Non-current pension benefits	311	713	311
Long-term debt	5,600	6,650	5,775
Deferred income tax liability	1,014	1,034	1,020
Total liabilities	9,756	10,941	16,140
Commitments and contingencies
Partners’ capital
General partner	81	81	81
Class A limited partners, no par or assigned value, 11,100 units and 7,500 units authorized, issued and outstanding, respectively	47,093	41,508	38,466
Accumulated other comprehensive income (loss)	39	(358)	37
Total partners’ capital	47,213	41,231	38,584
Total liabilities and partners’ capital	$56,969	$52,172	$54,724

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2014	2013
Orchards revenue	$1,923	$1,789
Branded product sales, net	1,677	206
Total revenues	3,600	1,995
Cost of revenues
Cost of orchards revenue	1,444	1,460
Cost of branded product sales	1,288	269
Total cost of revenues	2,732	1,729
Gross profit	868	266
Selling, general and administrative expenses	986	818
Operating loss	(118)	(552)
Interest expense	(166)	(144)
Interest and other income	79	—
(Loss) gain on disposition of property and equipment	(13)	83
Loss before income taxes	(218)	(613)
Income tax expense	35	15
Net loss	(253)	(628)

Other comprehensive income, net of tax
Amortization of prior service cost	2	2
Amortization of actuarial loss	—	5
Defined benefit pension plan expense	2	7
Other comprehensive income, net of tax	2	7
Comprehensive loss	$(251)	$(621)

Net loss per Class A Unit	$(0.03)	$(0.08)

Cash distributions per Class A Unit	$—	$0.02

Weighted average Class A Units outstanding	9,660	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2014	2013

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	38,466	42,286
Accumulated other comprehensive income (loss)	37	(365)
	38,584	42,002

Allocation of net loss:
Class A limited partners	(253)	(628)
	(253)	(628)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	8,880	—
	8,880	—

Cash distributions:
Class A limited partners	—	(150)
	—	(150)

Other comprehensive income:
Change in pension and severance obligations	2	7
	2	7

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	47,093	41,508
Accumulated other comprehensive income (loss)	39	(358)
Total partners’ capital	$47,213	$41,231

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Cash received from goods and services	$5,343	$6,894
Cash paid to suppliers and employees	(4,612)	(5,193)
Interest paid	(83)	(89)
Net cash provided by operating activities	648	1,612

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1,106
Purchase of property and equipment	(644)	(35)
Net cash (used in) provided by investing activities	(644)	1,071

Cash flows from financing activities:
Proceeds from rights offering	9,180	—
Payment of rights offering fees	(110)	—
Proceeds from drawings on line of credit	2,100	400
Repayment on line of credit	(8,000)	(2,800)
Payments on long term borrowings	(175)	(175)
Net cash provided by (used in) financing activities	2,995	(2,575)

Net increase in cash and cash equivalents	2,999	108
Cash and cash equivalents at beginning of period	205	261
Cash and cash equivalents at end of period	$3,204	$369

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(253)	$(628)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	397	339
Net loss (gain) on sale of property & equipment	13	(83)
Defined benefit pension plan expense	2	7
Deferred income tax credit	(6)	(5)
Decrease in accounts receivable	1,664	4,819
Increase in inventories	(245)	(543)
Increase in deferred farming costs	(733)	(1,267)
Increase (decrease) in other current assets	112	(59)
Increase (decrease) in accounts payable	207	(583)
Decrease in accrued payroll and benefits	(529)	(331)
Increase (decrease) in other current liabilities	19	(54)
Total adjustments	901	2,240
Net cash provided by operating activities	$648	$1,612

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

Supplemental disclosure of non-cash activity:

•                  As of March 31, 2014 and 2013, $249,000 and $197,000 of depreciation expense was included in deferred farming costs.

•                  During the three months ended March 31, 2014, upon completion of the rights offering (Note 13), the Company netted $190,000 of offering costs against offering proceeds, which were recorded on the balance sheet as of December 31, 2013.

•                  As of March 31, 2013, the Company accrued $150,000 for distributions declared, but not paid.

See accompanying notes to consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Consolidated Financial Statements

(1)                   BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (“the Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Royal Hawaiian Orchards, L.P. and its subsidiaries Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of March 31, 2014 and 2013 and December 31, 2013 and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year or for any future period.

The Partnership’s business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December.  Typically, a substantial portion of the Partnership’s revenues occur during our third and fourth quarters.  The Partnership generally experiences lower revenues during its first and second quarters and may incur losses in these quarters.

The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Partnership’s 2013 Annual Report on Form 10-K.

(2)                  CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions, including sales, cost of sales, management fees and distributions, have been eliminated.

(3)                   SEGMENT INFORMATION

Effective for the year ended December 31, 2013, the Partnership changed the way it reports its business segments in accordance with Accounting Standards Codification 280, Segment Reporting, to align reporting with the way the chief operating decision maker evaluates and makes decisions concerning the allocation of resources and the assessment of performance.  Previously, farming operations were shown as a separate segment, but are now incorporated into the orchards segment.  For financial reporting purposes, prior year information has been presented based on the new segment reporting structure.

The Partnership’s two reportable segments, orchards and branded products, are organized on the basis of revenues and assets.  The orchards segment derives its revenues from the sale of in-shell macadamia nuts grown in orchards owned or leased by the Partnership, macadamia nut kernel sales to Royal and revenues from the farming of macadamia orchards owned by other growers.  The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel reported under Royal.

The chief operating decision maker evaluates the performance of each segment on the basis of operating income and topline growth.  The Partnership accounts for intersegment sales and transfers at cost plus a mark-up and such transactions are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three months ended March 31, 2014 and 2013.  Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended March 31, 2014
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$1,923	$1,677 (a)	$—	$3,600
Intersegment revenue	2,218	—	(2,218)	—
Total revenue	$4,141	$1,677	$(2,218)	$3,600

Operating income (loss)
External customers	$115	$(233)	$—	$(118)
Intersegment operating income (loss)	501	(348)	(153)	—
Total operating income (loss)	$616	$(581)	$(153)	$(118)

Depreciation	$357	$4	$—	$361

Capital Expenditures	$624	$20	$—	$644

Segment assets
Segment assets	$50,252	$6,717	$—	$56,969
Intersegment elimination	15,632	5,322	(20,954)	—
Total segment assets	$65,884	$12,039	$(20,954)	$56,969

	Three months ended March 31, 2013 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$1,789	$206 (a)	$—	$1,995
Intersegment revenue	355	—	(355)	—
Total revenue	$2,144	$206	$(355)	$1,995

Operating income (loss)
External customers	$(30)	$(522)	$—	$(552)
Intersegment operating income (loss)	95	—	(95)	—
Total operating income (loss)	$65	$(522)	$(95)	$(552)

Depreciation	$312	$4	$—	$316

Capital Expenditures	$31	$4	$—	$35

Segment assets
Segment assets	$50,462	$1,710	$—	$52,172
Intersegment elimination	3,159	95	(3,254)	—
Total segment assets	$53,621	$1,805	$(3,254)	$52,172

All revenues are from sources within the United States of America and Canada.

(a)  Branded products revenue is reported net of slotting fees and trade discounts.

(4)                   INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,		December 31,
	2014	2013	2013
Macadamia nut kernel	$2,558	$789	$1,761
Work-in-process	1,597	233	2,055
Finished goods	279	479	438
Farming supplies	287	299	267
Packaging supplies and ingredients	212	94	167
Allowance for shrink and obsolescence	(30)	—	(30)
Total	$4,903	$1,894	$4,658

Work-in-process inventory is wet-in-shell nuts recorded at production cost.

(5)                   LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	March 31,		December 31,
	2014	2013	2013
Land	$8,884	$8,884	$8,884
Improvements	1,976	1,980	1,976
Machinery and equipment	5,437	5,390	5,425
Irrigation well and equipment	2,592	2,592	2,592
Producing orchards	76,325	76,325	76,325
Construction work-in-progress	812	226	190
Subtotal land, orchards and equipment	96,026	95,397	95,392
Less accumulated depreciation and amortization	51,172	48,978	50,548
Land, orchards and equipment, net	$44,854	$46,419	$44,844

(6)                   DEFERRED FARMING COSTS

Orchard costs (e.g. irrigation, fertilizer, pruning, etc.) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of revenues on management’s estimate of the costs incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs.  Deferred farming costs generally accumulate during the first and second quarter of the year and are expensed over the remainder of the year.

(7)                   INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997.  This tax is calculated at 3.5% on partnership gross profit (net revenues less cost of revenues).

Royal is subject to taxation as a C Corporation at the current federal tax rate of 34% and state tax rates ranging from 6.4% to 8.84% on the corporation’s taxable income (loss).  As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at March 31, 2014 was approximately $1.6 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(8)                   CREDIT FACILITY - DEBT

On April 23, 2014, the Partnership executed an Eighth Amendment to Revolving Loan Promissory Note and a Fifth Amendment to Fourth Amended and Restated Credit Agreement with the Partnership’s existing lender American AgCredit, PCA (“AgCredit”).  The amendments extend the maturity date of the revolving loan from May 1, 2014 to August 1, 2014.

Advances under the $5.0 million revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher.  There were no outstanding amounts on the revolving credit facility as of March 31, 2014 and 2013.  The outstanding balance on the revolving credit facility as of December 31, 2013 was $5.9 million.

The Partnership also has a 10-year $10.5 million term loan with AgCredit, which was entered into on August 4, 2010.  The term loan matures on July 1, 2020, requires monthly payments, with fixed principle reductions, over the term and bears fixed interest at 6.5% per annum.  The outstanding balances of the term loan at March 31, 2014 and 2013, and December 31, 2013 amounted to $6.7 million, $7.7 million and $6.8 million, respectively.

Both the revolving credit facility and the term loan are collateralized by all personal and real property assets of the Partnership and its subsidiaries.

The credit agreements with AgCredit contain various financial covenants.  The Partnership was in compliance with all financial covenants at March 31, 2014 and 2013, and December 31, 2013.  For the twelve-month period ended December 31, 2013, the minimum EBITDA covenant requirement was waived.

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.

The estimated fair value of the Partnership’s fixed rate term loan was determined through a discounted cash flow using an estimated market interest rate of 4.25% in 2014 and 2013 with similar terms and remaining maturities to that of the current financial instruments.  The Partnership has not considered lender fees in determining the estimated fair values.

The estimated fair values of the Partnership’s financial instrument are as follows (in thousands):

	March 31,				December 31,
	2014		2013		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$6,650	$7,089	$7,700	$8,279	$6,825	$7,286

The inputs used in determining the fair value of the long-term debt and revolving credit facility are classified as Level 3 within the fair value measurement hierarchy.

(9)                   PARTNERS’ CAPITAL

Net loss per Class A Unit is calculated by dividing 100% of Partnership net loss by the weighted average number of Class A Units outstanding for the period.

(10)            CASH DISTRIBUTIONS

The credit agreement with AgCredit prohibits the declaration and payment of cash distributions without prior approval from the lender.    On March 26, 2013, a distribution of $0.02 per Class A unit (a total of $150,000) payable on April 12, 2013 to unit holders of record as of March 29, 2013, was declared and approved. The lender approved the distribution and provided their consent. No distributions were declared or paid during the three months ended March 31, 2014.

(11)            PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit.  The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net periodic benefit cost consisted of the following (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2014	2013
Service Cost	$16	$22
Interest Cost	15	13
Expected Return on Assets	(17)	(14)
Amortization of Unrecognized Prior Service Costs	2	2
Amortization of Unrecognized Loss	—	5
Net Periodic Pension Cost	$16	$28

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

The components of net periodic benefit cost consisted of the following (in thousands):

	Intermittent Severance Benefit
	Three Months Ended March 31,
	2014	2013
Service Cost	$4	$5
Interest Cost	4	4
Net Periodic Intermittent Severance Cost	$8	$9

(13)            RIGHTS OFFERING

The Partnership completed its rights offering on February 6, 2014.  The rights offering allowed existing unitholders of the Partnership to purchase an aggregate of 3.6 million Units at $2.55 per Unit.  The rights offering was fully subscribed and raised net proceeds of $8.9 million after deducting offering expenses of $300,000.  Following the purchase of the Class A Units upon exercise of the rights, the Partnership has 11.1 million Units outstanding.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.  This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements.  Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K.

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”) is engaged in the business of growing and farming macadamia nuts in the State of Hawaii and manufacturing for retail sale two newly developed product lines of macadamia snacks.  We farm approximately 5,070 tree acres of macadamia nut orchards that we own or lease in three locations on the island of Hawaii.  We also farm approximately 1,100 tree acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

Since 1986 until the third quarter of 2012, we were engaged solely in the business of agricultural production of macadamia nuts but not their processing and marketing.  In late 2012, we began manufacturing and selling two newly developed product lines of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS® through our wholly owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”). One product line consists of five savory flavors (Sea Salt, Hawaiian Barbecue, Wasabi Soy, Maui Onion and Salt and Black Pepper) of roasted macadamia nuts sold in five-ounce stand-up bags.  The second line consists of seven flavor combinations of dried fruit (mango, banana, papaya, lime, pomegranate, passion fruit, guava, blueberries and Kona coffee) and nut cluster pieces sold in four-ounce stand-up bags.

The Partnership is a master limited partnership organized under the laws of the State of Delaware in 1986.  The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.

Recent Developments

In connection with our development of our branded products, we completed a subscription rights offering in February 2014 and raised net proceeds of approximately $8.9 million, after deducting offering expenses of $300,000.  We will use the net proceeds over the next two years to build our raw materials and finished goods inventory; to extend the revenue cycle of harvested macadamias; to extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; and for general partnership purposes.

In April 2014, we executed an Eighth Amendment to Revolving Loan Promissory Note and a Fifth Amendment to Fourth Amended and Restated Credit Agreement with our existing lender American AgCredit, PCA (“AgCredit”).  The amendments extend the maturity date on the revolving loan from May 1, 2014 to August 1, 2014, which will allow us more time to assess our future credit requirements prior to entering into negotiations with AgCredit for a new credit facility or a longer extension of our existing facility.

Our Operations

We have two reportable segments - the orchards segment and the branded products segment.

Our orchards segment derives its revenues from the sale of in shell macadamia nuts grown in orchards owned or leased by the Partnership, macadamia nut kernel sales to Royal and revenues from the farming of macadamia orchards owned by other growers.  Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions and nut prices.  The macadamia crop year in Hawaii runs from July 1 through June 30 with nuts generally being harvested from August through April.  Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter.  Nut production in the first half of the year is the result of pollination and fruit set that occur during April through July-August of the previous year.  Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/fruit-set season.

Our branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel produced under Royal.  Substantial advertising and promotional expenditures are required to introduce a new product or maintain or improve a brand’s market position.  Promotional allowances, such as slotting fees, are netted from our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues. Accordingly, our future success depends, in large part, on our ability to effectively maximize the return on these expenditures to implement our growth strategy of expanding distribution and improving placement of our products and attracting new customers to our brand.  Our ability to implement this growth strategy, among other things, depends on our ability to effectively enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products; secure shelf space in mainstream aisles; compete in conventional grocery and mass merchandiser retail channels in addition to the natural and organic channel; increase our brand recognition; and expand and maintain brand loyalty.

How We Evaluate Our Business

Management evaluates the performance of each segment on the basis of operating income and revenue growth.   We account for intersegment sales and transfers at cost plus a mark-up, and such transactions are eliminated in consolidation.  In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and food manufacturing industry.  Our branded products segment should enjoy higher growth and has the potential for value-added innovation and enhanced responsiveness to consumer marketing.  In contrast, we manage our orchards segment based on increased nut-in-shell productivity, kernel recovery, cost stabilization and cash flow generation to support investment in our branded products segment and fund other partnership priorities.

Factors that May Affect Our Results of Operation

Our business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December.  Typically, a substantial portion of our revenues occur during our third and fourth quarters.  We generally experience lower revenues during our first and second quarters and may incur losses in these quarters.  In addition, weather conditions may delay harvesting from December into early January, which could result in a fiscal year with lower than normal revenues.  Due to the seasonality of our business, a significant amount of working capital is required for much of the harvesting season.  In addition, our working capital needs have increased as we have increased our inventory of nuts to support the growth of our branded products.  Kernel that we previously would have sold to a third party is instead being kept by us to build inventory levels for our branded products.  As a result, we will not be generating revenues until the branded product is sold, which could be three to nine months longer as compared to selling the kernel.

Macadamia nuts are harvested wet-in-shell and will rapidly deteriorate if they are not promptly dried. Once the nuts are husked and dried, they can be shipped to customers or processors who are not on the island of Hawaii.  At this time, we do not have the facilities to dry our nut production, and we are dependent on processors on the island of Hawaii.  Our current ability to deal only with Hawaii processors to process or buy nuts could have a material adverse impact on the prices that we may be able to obtain for our nuts compared to the price we could obtain if we were able to ship the nuts outside of Hawaii.

Significant Factors Affecting Comparability

The results of operations for the quarter ended March 31, 2014, are not comparable to the results for the quarter ended March 31, 2013, as we retained a more significant portion of our macadamia nuts for manufacture into our branded products or for sale in bulk kernel form during the current quarter.  In addition, weather conditions during 2013 delayed the harvesting and sale of nuts into the quarter ended March 31, 2014.  Reduced revenues from lower production in 2013 were also coupled with higher promotional costs related to our branded products, which further reduced revenues and operating income for the quarter ended March 31, 2013.

Effective in 2013, we changed the way we report our business segments to align reporting with the way management evaluates and makes decisions concerning the allocation of resources and the assessment of performance.  Previously, farming operations were shown as a separate segment, but are now incorporated in the orchards segment.  For financial reporting purposes, prior year information has been presented based on the new segment reporting structure.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting policies, including accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiary, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry and crop, information provided by customers and information available from outside sources, as appropriate.  Actual results may differ from these estimates.  To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our Annual Report on Form 10-K.

Results of Operations

For the three month period ended March 31, 2014, net revenue amounted to $3.6 million compared to $2.0 million in the same period in 2013.  This was attributable to increases in branded product sales of $1.5 million and in macadamia nut sales of $330,000, which were offset by $196,000 in lower contract farming revenue.  Gross profit increased $602,000 in the three months ended March 31, 2014 as compared to the same period in 2013, due to increased revenue and an 85% increase in gross profit margin.  The increase in gross profit margin was due to slightly higher macadamia nut yields and lower promotional costs, such as slotting and trade discounts, as a percentage of branded product revenue.  We incurred a net loss of $253,000, for the three months ended March 31, 2014, which was 60% or $375,000 less than the same period in 2013.

Orchards Segment

The orchards segment consists of two reporting units - macadamia nut sales and contract farming.  The orchards segment financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions and nut prices.  The macadamia crop year in Hawaii runs from July 1 through June 30 of the following year with nuts generally being harvested from August through April.  Nut production is typically highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or none in the second quarter.

The table below shows sales, costs of sales and gross profit for each of the two reporting units in the orchards segment for the three months ended March 31, 2014 and 2013.

	For the three months ended
(in thousands, except percentages)	March 31, 2014		March 31, 2013		Change	% Change

Macadamia Nut:
Macadamia nut sales	$1,744	100%	$1,414	100%	$330	23%
Cost of macadamia nut sales	1,286	74%	1,112	79%	174	16%
Gross profit	$458	26%	$302	21%	$156	52%

Contract Farming:
Contract farming revenue	$179	100%	$375	100%	$(196)	-52%
Cost of contract farming	158	88%	348	93%	(190)	-55%
Gross profit	$21	12%	$27	7%	$(6)	-22%

Due to the increased production volume in 2014, we were able to increase our gross profit margin in the macadamia nut reporting unit as compared to 2013.  See further discussion on macadamia production below.

Contract farming revenue for the first quarters of 2014 and 2013 amounted to $179,000 and $375,000, respectively.  Revenue for the three months ended March 31, 2014, decreased compared to the three months ended March 31, 2013, because we performed no harvesting at our Keaau or Mauna Kea orchards in 2014.  In contrast, a longer than normal harvest season for the 2012 — 2013 crop year at our Keaau and Mauna Kea orchards extended the harvest into the first quarter of 2013, generating additional contract farming revenue for an additional 229,000 wet-in-shell (WIS) pounds harvested.  Harvesting activities were performed at our Ka’u orchards during the first quarters of 2014 and 2013.

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

We and Mauna Loa have not extended any of the ML Contracts.  The ML Contract A and ML Contract B expired December 31, 2012 and 2013, respectively, and the ML Contract C will expire by its terms on December 31, 2014.  During 2014, we will sell one third of our nut production (excluding production from the IASCO orchards) to Mauna Loa and retain the remaining two-thirds as inventory for use by Royal to manufacture branded products.  Under the provisions of ML Contract C, we will be paid $0.77 per adjusted WIS pound in 2014 for the production sold to Mauna Loa.

Under the IASCO agreements, we are paid based on WIS pounds, at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery.  To the extent that the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties.  The NASS did not provide a final report for the crop year ended June 30, 2013, due to federal budget cuts.  Accordingly, for the crop year ended June 30, 2013, we and Mauna Loa agreed upon $0.80 per WIS pound for the NASS price component, which was based on a preliminary NASS report.  The price adjustment for 2013 production from the IASCO orchards will be calculated in the second quarter 2014 when the NASS price of macadamia nuts is published.  We recently received notice from the USDA indicating it will reinstate the NASS program in 2014.

To provide for the processing of nuts covered by ML Contract A, which expired on December 31, 2012, we entered into a nut processing agreement on July 11, 2012, with Buderim Macadamias of Hawaii, LLC (“MacFarms”), which provided for the processing of WIS nuts into kernel for us during 2013 with the specific volume being determined by us.  Under the Agreement, we paid a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced.  We are in the process of negotiating a one-year extension with MacFarms through December 31, 2014 and are assessing nut processing alternatives for future years.  We anticipate that processing rates for 2014 will increase significantly over the 2013 rates.  Preliminary discussions indicate 2014 processing costs of $1.74 per kernel pound.  Although Hawaii processors currently have open capacity to process nuts for a fee, there is no assurance that this will continue in the future, and we are evaluating the processing of our nuts offshore.

For the three months ended March 31, 2014 and 2013, nut production, nut prices and nut revenue were as follows:

	Nut Purchase Contract Production
Nuts harvested (000’s pounds)	Non-IASCO Orchards Based on Adjusted WIS Pounds	IASCO Orchards Based on WIS Pounds	Total Sold per Nut Purchase Contracts	Non-Contract Production Retained by Partnership	Total Production
Quarter Ended March 31, 2014
WIS pounds	714	1,573	2,287	1,332	3,619
Adjustment for WIS @ 20% SK/DIS @ 30%	(116)	—	(116)	—	—
Adjusted WIS pounds	598	1,573	2,171	—	—
Nut price (per adjusted WIS pound)	$0.7700	$—	$—	$—	$—
Nut price (per WIS pound, IASCO only)	—	0.8163	—	—	—
Net nut sales ($000’s)	$460	$1,284	$1,744	$—	$—
Prior year nut revenue adjustment	—	—	—	—	—
Total nut sales ($000’s)	$460	$1,284	$1,744	$—	$—
Price per WIS pound (Net nut sales)	$0.6442	$0.8163	$0.7626	$—	$—
Quarter ended March 31, 2013
WIS pounds	1,400	669	2,069	758	2,827
Adjustment for WIS @ 20% SK/DIS @ 30%	(259)	—	(259)	—	—
Adjusted WIS pounds	1,141	669	1,810
Nut price (per adjusted WIS pound)	$0.7700	$—	$—	$—	$—
Nut price (per WIS pound, IASCO only)	—	0.8012	—	—	—
Net nut sales ($000’s)	$878	$536	$1,414	$—	$—
Prior year nut revenue adjustment	—	—	—	—	—
Total nut sales ($000’s)	$878	$536	$1,414	$—	$—
Price per WIS pound (Net nut sales)	$0.6271	$0.8012	$0.6834	$—	$—

The 10-year first quarter WIS production average for our orchards is 4.2 million pounds.  In the first quarter of 2014, we produced 3.6 million pounds or 15% below the ten-year average as compared to 2.8 million pounds produced in 2013 or 33% below the ten-year average.

The increase in quarterly production in 2014 as compared to the same period in 2013 relates to the timing of the nut drop.  In the Ka’u region, some production carry over from Fall 2013 occurred as a result of delayed nut drop early in the season.  Keaau and Mauna Kea did not have production in the first quarter of 2014, which is not unusual.

During the three months ended March 31, 2014, we retained 1.3 million WIS pounds for use and sale in our branded productions segment, an increase of 76 % from the 758,000 WIS pounds retained during the three months ended March 31, 2013, due in part to the expiration on December 31, 2013, of ML Contract B and in part due to increased production.  In 2014, we expect approximately 13 million WIS pounds will be available to us for use and sale in our branded products segment, including approximately 6.5 million WIS pounds due to the expiration of ML Contract B.

Total nut production for the first quarter 2014 was 28% higher than the first quarter of 2013.  This higher production resulted from the Ka’u orchards, including IASCO, which produced approximately 55% more WIS pounds as compared to the same period in 2013.  The poor yields in 2013 resulted from below average rainfall during the nut development stage, which affected nut development and the accelerated harvest performed in the fourth quarter of 2012, which resulted in lower nut volumes in the first quarter of 2013.  There was no production from the Keaau and Mauna Kea orchards in the first quarter of 2014, compared to 482,000 and 9,000 WIS pounds, respectively, produced in 2013.  Although rainfall levels fluctuated throughout 2013, rainfall improved significantly over 2012 during critical nut development periods, which positively impacted production in the first quarter of 2014.  While there has been fairly decent rainfall for the first quarter 2014, management anticipates that the Ka’u production for 2014-2015 crop year may be below average due to the compounded effects of the recent drought conditions and the damage done by the infestation of an insect called the Macadamia Felted Coccid.

The nut production in the first quarter of each calendar year at the Keaau and Mauna Kea orchards is affected by the length of the flower season at the respective sites.  Pollination and nut-set at both sites normally ends in April with the majority of the nut production being harvested in the fall.  However, if the pollination/nut-set season is extended into May and June, these nuts would be harvested in the first quarter of the calendar year.  In the first quarter of 2014, the lack of production from Keaau and Mauna Kea was due to flowering ending in April 2013.  With the most current developments of flower and nut development in 2014, management anticipates Keaau and Mauna Kea production to be lower than the five-year average.

The timing and manner in which farming costs are recognized in our consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred.  For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter.  Management estimates the average cost per pound for its orchards by region based on the estimated annual costs to farm each orchard and the anticipated annual production from each region.  The amount of farming costs recognized as expense throughout the year is calculated by multiplying each region’s estimated cost per pound by the actual production from that region.  The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets.  Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is lowest during the first and second quarter of the year.  Deferred farming costs are expensed over the remainder of the year since nut production is highest at the end of the third and fourth quarters.  Management evaluates the validity of each orchard’s estimated cost and production levels on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

Cost of orchard sales for the first quarter of 2014 is based on the current standard cost of $0.56 per WIS pound compared with an estimated standard cost of $0.54 for the first quarter of 2013.  The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production.  The higher 2014 standard cost was based on higher projected costs related to pest control, wages, employee medical benefits, and fertilizer.  The deferred farming balance will be fully absorbed by production at the end of the calendar year.

Branded Products Segment

In the third quarter of 2012, we established our branded products segment, which derives its revenues from the sale of bulk kernel and two product lines of better for you macadamia nut snacks sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.  Royal’s revenues, cost of sales and gross profit is shown in following table:

	For the three month period ended
(in thousands, except percentages)	March 31, 2014		March 31, 2013		Change	% Change
Branded product net revenue	$1,677	100%	$206	100%	$1,471	714%
Cost of branded products	1,288	77%	269	131%	1,019	379%
Gross profit	389	23%	(63)	-31%	452	717%

Net revenue increased $1.5 million or 736% to $1.7 million for the three months ended March 31, 2014 as compared to the same period in 2013.  For the three months ended March 31, 2014, slotting fees and trade discounts amounted to $201,000 and $28,000, respectively as compared to slotting fees and trade discounts of $56,000 and $34,000, respectively, for the same period in 2013.  Slotting fees and trade discounts are accounted for as components of net revenue and effectively reduce revenues in the branded product segment.  We plan to increase our revenues from our branded products by increasing penetration of mainstream grocery and mass merchandiser channels, improving product placement in stores, introducing new products in our key category and making existing products more attractive to the health conscience consumer.  We intend to aggressively increase the amount we spend on slotting fees in 2014 and anticipate that those and other promotional activities will continue to impact net sales and period-over-period results.

Gross profit for the three months ended March 31, 2014 increased $452,000 over the same period in 2013.  This increase was attributable to increased sales and lower product costs.  Utilizing our own kernel resulted in cost reductions of approximately 23%.  In 2013, kernel was purchased under third-party agreements.  In addition, slotting fees and promotional discounts as a percentage of net revenue were substantially lower for the three months ended March 31, 2014, as compared to the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2014 increased by 21% as compared with the same period in 2013.  The increase in 2014 is mainly attributable to $163,000 higher selling, marketing and general and administrative expenses related to Royal due to significantly higher sales volumes of branded products, which increased related costs such as freight by $58,000, storage and handling by $17,000, reclamation by $20,000 and commissions by $35,000.  In addition, advertising and promotional expenses increased $51,000, as we continue to invest in growing revenue.  These increases were offset by lower professional fees related to our website and social media expenses, which we are now performing in-house.  General and administrative expenses in the orchards segment increased by $5,000 compared with the same period in 2013 due to higher professional fees, offset by lower costs related to the general partner.

Other Income and Expenses

We recorded interest expense for the first quarter 2014 of $166,000 compared to $144,000 during the same period in 2013.  The increase in 2014 was attributable to a significantly higher average balance on the revolving credit facility, which was partially offset by a lower outstanding balance on our term loan.

For the three months ended March 31, 2014, we received $79,000 in the form of a patronage dividend from AgCredit, which was recorded as other income.  For the three month period ended March 31, 2014, loss from the disposition of property and equipment amounted to $13,000 as compared to a gain of $83,000 for the same period in 2013.

Liquidity and Capital Resources

Our businesses are seasonal. Production normally peaks in the fall and winter, however, farming operations continue year round.  In general, a significant amount of working capital is required for much of the harvesting season, as we are increasing our inventory of nuts to support the growth of our branded products.  We have traditionally met our working capital needs with cash on hand and through short-term borrowings under a revolving credit facility.

(in thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Cash and cash equivalents	$3,204	$369	$205
Accounts receivable	2,163	967	3,827
Inventories	4,903	1,894	4,658
Accounts payable	843	538	636
Accrued payroll and benefits	746	700	1,275
Working Capital (1)	8,808	2,677	155

(1)         Working capital consists of total current assets less total current liabilities.

The working capital increase as of March 31, 2014, was driven by the proceeds obtained from a rights offering completed on February 6, 2014.  Net proceeds of approximately $8.9 million received from the rights offering will be used over the next two years to build raw materials and finished goods inventory; to extend the revenue cycle of harvested macadamias; to extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees; and for general partnership purposes.  Additionally, we have a $5 million revolving credit facility with AgCredit, which is available through August 1, 2014, at which time we intend to renegotiate similar financing with increased limits.  We anticipate that our cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our operating expenses for the next 12 months.  We plan to fund planned capital expenditures with lease financing.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Three months ended March 31,
(in thousands)	2014	2013
Cash and cash equivalents at beginning of period	$205	$261
Net cash provided by operating activities	648	1,612
Net cash provided by (used in) investing activities	(644)	1,071
Net cash provided by (used in) financing activities	2,995	(2,575)
Cash and cash equivalents at end of period	3,204	369

Operating Cash Flow.  Net cash provided by operating activities was $648,000 for the three months ended March 31, 2014, which was a decrease of $964,000 as compared to the same period in 2013.  This change resulted primarily from our taking into inventory kernel that we previously would have sold to Mauna Loa but we no longer sell to Mauna Loa following the expiration of two nut purchase contracts on December 31, 2013 and 2012.  Production kept to build inventory levels will not be generating revenues until the branded product is sold, which could be three to nine months longer compared to selling the nuts WIS to Mauna Loa.

Investing Cash Flow.  Net cash used in investing activities of $644,000 in the three months ended March 31, 2014, was used to purchase equipment for our drying plant project.

Pursuant to the asset purchase agreement we executed in June 2010 for the purchase of property from IASCO, IASCO had a three-year option to reacquire 2,750 acres of unusable land for $1.0 million.  During the three months ended March 31, 2013, IASCO agreed to cancel this option, and we sold the unusable land directly to a third party for a purchase price of $1.215 million.  We received net proceeds of $1.07 million after the payment of costs and fees of $145,000, including $10,000 to IASCO for the cancellation of the option.  We recognized a gain on the sale of this land of $73,000 during the three months ended March 31, 2013.

Financing Cash Flow.  In connection with the development of our branded products, we completed a subscription rights offering in February 2014 and raised net proceeds of approximately $8.9 million, after deducting offering expenses of $300,000.

In March 2014, we used $4.1 million of the rights offering proceeds to pay down our revolving credit facility with AgCredit in order to reduce our interest costs.  The unused portion of the credit facility may be utilized to meet our future working capital needs.

As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so.  On March 26, 2013, the board of directors of our Managing Partner approved a cash distribution of $150,000, or $0.02 per Unit, payable on April 12, 2013 to unitholders of record as of March 29, 2013, which was approved by the lender.  No distributions were declared in the first quarter of 2014.

Capital Expenditures.  We anticipate capital expenditures for 2014 will be approximately $2.9 million for a drying plant and ancillary equipment.  We plan to fund these capital expenditures through lease financing.

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

•                       payment or nonpayment of distributions;

•                       impact of new accounting standards;

•                       quarterly results not being indicative of annual performance;

•                       trends in our business, including seasonality;

•                       timing of the recognition of deferred farming costs;

•                       valuation allowance related to our deferred tax asset;

•                       our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;

•                       anticipated increase in processing rates;

•                       amount of kernel produced in our orchards segment that will be used in our branded products;

•                       production;

•                       increase in revenues from our branded products segment;

•                       increase in expenditures on slotting fees and other promotional activities and their impact on revenues;

•                       growth, innovation and responsiveness of our branded products segment;

•                       future economic performance;

•                       industry trends;

•                       sufficiency of cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility to fund working capital needs and debt services requirements;

•                       plans regarding our revolving credit facility;

•                       amount and funding of capital expenditures; and

•                       use of proceeds from our February 2014 rights offering.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Our actual results could differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in such forward-looking statements include, without limitation:

•                       changing interpretations of generally accepted accounting principles;

•                       world market conditions relating to macadamia nuts;

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

•                       our success at managing the risks involved in the foregoing items; and

•                       other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the Securities and Exchange Commission (“SEC”).

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.                   Not required

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective.  The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the

Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Financial Reporting

No changes were made to internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6.                   Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description

11.1	Statement re Computation of Net Loss per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive Officer

31.2	Form of Rule 13a-14(a) [Section 302] Certification — Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350
As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350
As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer

101*

Financial statements from the quarterly report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter ended March 31, 2014, filed on May 14, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged in accordance with Rule 406T.

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

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: May 14, 2014

	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jon Y. Miyata
Jon Y. Miyata
Principal Financial Officer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)