Form 10-Q
period 2014-06-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2014-08-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number    001-09145

ROYAL HAWAIIAN ORCHARDS, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	99-0248088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

688 KINOOLE STREET, SUITE 121, HILO, HAWAII	96720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (808) 747-8471

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

As of August 14, 2014, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,105	$205
Accounts receivable	951	3,827
Inventories	3,459	4,658
Deferred farming costs	3,285	-
Other current assets	499	499
Total current assets	11,299	9,189
Land, orchards and equipment, net	41,468	44,844
Intangible assets, net	444	493
Other non-current assets	9	198
Total assets	$53,220	$54,724

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050
Line of credit	-	5,900
Accounts payable	430	636
Accrued payroll and benefits	666	1,275
Other current liabilities	181	173
Total current liabilities	2,327	9,034
Non-current pension benefits	311	311
Long-term debt	5,338	5,775
Deferred income tax liability	1,009	1,020
Total liabilities	8,985	16,140
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 11,100 units and 7,500 units authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	44,114	38,466
Accumulated other comprehensive loss	40	37
Total partners’ capital	44,235	38,584
Total liabilities and partners’ capital	$53,220	$54,724

See accompanying notes to condensed consolidated financial statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Revenues
Orchards revenue	$332	$286	$2,255	$2,075
Branded product sales, net	2,100	261	3,777	467
Total revenues	2,432	547	6,032	2,542
Cost of revenues
Cost of orchard revenue	623	266	2,067	1,726
Cost of branded product sales	1,796	352	3,084	621
Total cost of goods and services sold	2,419	618	5,151	2,347
Gross profit (loss)	13	(71)	881	195
Selling, general and administrative expenses	1,042	1,042	2,028	1,860
Operating loss	(1,029)	(1,113)	(1,147)	(1,665)
Net (loss) gain on sale of property	(1,857)	-	(1,870)	83
Interest expense	(113)	(141)	(279)	(285)
Other income	1	106	80	106
Loss before income taxes	(2,998)	(1,148)	(3,216)	(1,761)
Income tax (benefit) expense	(19)	3	16	18
Net loss	(2,979)	(1,151)	(3,232)	(1,779)

Other comprehensive income, net of tax
Amortization of prior service cost	1	1	3	3
Amortization of actuarial loss	-	6	-	11
Subtotal defined benefit pension plan	1	7	3	14
Other comprehensive income, net of tax	1	7	3	14
Comprehensive loss	$(2,978)	$(1,144)	$(3,229)	$(1,765)

Net loss per Class A Unit	$(0.27)	$(0.15)	$(0.31)	$(0.24)

Cash distributions per Class A Unit	$-	$-	$-	$0.02

Weighted average Class A Units outstanding	11,100	7,500	10,384	7,500

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	47,093	41,508	38,466	42,286
Accumulated other comprehensive income (loss)	39	(358)	37	(365)
	47,213	41,231	38,584	42,002

Allocation of net loss:
Class A limited partners	(2,979)	(1,151)	(3,232)	(1,779)
	(2,979)	(1,151)	(3,232)	(1,779)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	-	-	8,880	-
	-	-	8,880	-

Cash distributions:
Class A limited partners	-	-	-	(150)
	-	-	-	(150)

Other comprehensive income:
Change in pension and severance obligations	1	7	3	14
	1	7	3	14

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	44,114	40,357	44,114	40,357
Accumulated other comprehensive loss	40	(351)	40	(351)
Total partners’ capital	$44,235	$40,087	$44,235	$40,087

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months
	ended June 30,
	2014	2013
Cash flows from operating activities:
Cash received from goods and services	$8,987	$8,191
Cash paid to suppliers and employees	(8,840)	(8,664)
Interest paid	(243)	(231)
Net cash used in operating activities	(96)	(704)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,493	1,107
Purchase of property and equipment	(1,230)	(157)
Net cash provided by investing activities	263	950

Cash flows from financing activities:
Proceeds from drawings on line of credit	2,100	3,100
Proceeds from rights offering	9,180	-
Payment of rights offering fees	(110)	-
Payments of line of credit	(8,000)	(2,800)
Payments of long-term borrowings	(437)	(438)
Cash distributions paid	-	(150)
Net cash provided by (used in) financing activities	2,733	(288)

Net increase (decrease) in cash and cash equivalents	2,900	(42)
Cash and cash equivalents at beginning of period	205	261
Cash and cash equivalents at end of period	$3,105	$219

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,232)	$(1,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554	488
Net loss (gain) on sale of property and equipment	1,870	(83)
Pension expense	3	14
Deferred income tax credit	(11)	(10)
Decrease in accounts receivable	2,876	5,381
Decrease (increase) in inventories	1,199	(392)
Increase in deferred farming costs	(2,547)	(3,371)
Increase in other current assets	-	(40)
Decrease in accounts payable	(206)	(705)
Decrease in accrued payroll and benefits	(610)	(88)
Increase (decrease) increase in other current liabilities	8	(12)
Decrease in non-current accrued benefits	-	(107)
Total adjustments	3,136	1075
Net cash used in operating activities	$(96)	$(704)

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

Supplemental disclosure of non-cash activity:

●	For the six months ended June 30, 2014 and 2013, $736,000 and $801,000, respectively, of depreciation expense was included in deferred farming costs.

●

During the six months ended June 30, 2014, upon completion of the rights offering (Note 15), the Company netted $190,000 of offering costs against offering proceeds, which were recorded on the balance sheet as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements

(1)	BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Royal Hawaiian Orchards, L.P. and its subsidiaries Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly their financial position as of June 30, 2014 and December 31, 2013, and the results of operations, changes in partners’ capital and cash flows for the three and six months ended at June 30, 2014, and all periods presented. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results expected for the full year or for any future period.

The December 31, 2013, condensed consolidated balance sheet data in this report was derived from audited consolidated financial statements contained in our 2013 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission (“SEC”) in the Partnership’s 2013 Annual Report on Form 10-K.

The Partnership’s business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December. Typically, a substantial portion of the Partnership’s revenues occur during its third and fourth quarters. The Partnership generally experiences lower revenues during its first and second quarters and may incur losses in these quarters. Following the expiration of nut purchase contracts with a third party in December 2012, 2013 and 2014, nuts that were previously sold to the third party are being and will be retained, as needed, to build inventory levels for the Partnership’s branded products segment. Commencing in 2015, the Partnership expects to use all of its nuts, except those grown in the IASCO orchards, for its branded products segment. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Orchards Segment,” for more discussion on the Partnership’s nut purchase contracts.

(2)	CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

(3)	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

(4)	SEGMENT INFORMATION

Effective for the year ended December 31, 2013, the Partnership changed the way it reports its business segments in accordance with Accounting Standards Codification 280, Segment Reporting, to align reporting with the way the chief operating decision maker evaluates and makes decisions concerning the allocation of resources and the assessment of performance. Previously, farming operations were shown as a separate segment, but are now incorporated into the orchards segment. For financial reporting purposes, 2013 information has been presented based on the new segment reporting structure.

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

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and six-month periods ended June 30, 2014 and 2013. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	For the three months ended June 30, 2014 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$332	$2,100 (a)	$-	$2,432
Intersegment revenue	583	-	(583)	-
Total revenue	$915	$2,100	$(583)	$2,432

Operating income (loss)
External customers	$(565)	$(464)	$-	$(1,029)
Intersegment operating income (loss)	(245)	85	160	-
Total operating income (loss)	$(810)	$(379)	$160	$(1,029)

Depreciation	$129	$4	$-	$133

Capital expenditures	$563	$23	$-	$586

Segment assets
Segment assets	$47,224	$5,996	$-	$53,220
Intersegment elimination	14,427	4,191	(18,618)	-
Total segment assets	$61,651	$10,187	$(18,618)	$53,220

	For the three months ended June 30, 2013 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$286	$261 (a)	$-	$547
Intersegment revenue	622	-	(622)	-
Total revenue	$908	$261	$(622)	$547

Operating (loss)
External customers	$(550)	$(563)	$-	$(1,113)
Intersegment operating income	78	-	(78)	-
Total operating (loss)	$(472)	$(563)	$(78)	$(1,113)

Depreciation	$120	$4	$-	$124

Capital expenditures	$94	$28	$-	$122

Segment assets
Segment assets	$51,651	$1,714	$-	$53,365
Intersegment elimination	5,578	173	(5,751)	-
Total segment assets	$57,229	$1,887	$(5,751)	$53,365

	For the six months ended June 30, 2014 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$2,255	$3,777 (a)	$-	$6,032
Intersegment revenue	2,801	-	(2,801)	-
Total revenue	$5,056	$3,777	$(2,801)	$6,032

Operating (loss)
External customers	$(450)	$(697)	$-	$(1,147)
Intersegment operating income (loss)	256	(263)	7	-
Total operating (loss)	$(194)	$(960)	$7	$(1,147)

Depreciation	$497	$8	$-	$505

Capital expenditures	$1,187	$43	$-	$1,230

Segment assets
Segment assets	$47,224	$5,996	$-	$53,220
Intersegment elimination	14,427	4,191	(18,618)	-
Total segment assets	$61,651	$10,187	$(18,618)	$53,220

	For the six months ended June 30, 2013 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$2,075	$467 (a)	$-	$2,542
Intersegment revenue	977	-	(977)	-
Total revenue	$3,052	$467	$(977)	$2,542

Operating (loss)
External customers	$(580)	$(1,085)	$-	$(1,665)
Intersegment operating income	173	-	(173)	-
Total operating(loss)	$(407)	$(1,085)	$(173)	$(1,665)

Depreciation	$432	$8	$-	$440

Capital expenditures	$125	$32	$-	$157

Segment assets
Segment assets	$51,651	$1,714	$-	$53,365
Intersegment elimination	5,578	173	(5,751)	-
Total segment assets	$57,229	$1,887	$(5,751)	$53,365

All revenues are from sources within the United States of America and Canada.

(a)  Branded products revenue is reported net of slotting fees and trade discounts.

(5)	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials – macadamia nut kernel	$1,798	$1,761
Work-in-process	918	2,055
Finished goods	558	438
Farming supplies	284	267
Packaging supplies and ingredients	233	167
Allowance for shrink and obsolescence	(332)	(30)
Total	$3,459	$4,658

Work-in-process inventory is wet-in-shell (“WIS”) nuts recorded at production cost.

(6)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Land	$8,884	$8,884
Improvements	1,976	1,976
Machinery and equipment	5,236	5,425
Irrigation well and equipment	2,592	2,592
Producing orchards	69,789	76,325
Construction work-in-progress	1,560	190
Subtotal land, orchards and equipment	90,037	95,392
Less accumulated depreciation and amortization	48,569	50,548
Land, orchards and equipment, net	$41,468	$44,844

(7)	deferred farming costs

Orchard costs (e.g., irrigation, fertilizer and pruning) related to nuts sold under nut purchase contracts and services provided under farming contracts are expensed to cost of goods sold and cost of services provided based on management’s estimate of the production costs related to macadamia nuts sold during the interim reporting period. The difference between costs incurred-to-date and costs expensed-to-date is reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs generally accumulate during the first and second quarters of the year and are expensed over the remainder of the year.

(8)	INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income.

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and state tax rates ranging from 6.4% to 8.84% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at June 30, 2014 was $1.8 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(9)	CREDIT FACILITY – DEBT

On April 23, 2014, the Partnership executed an Eighth Amendment to Revolving Loan Promissory Note and a Fifth Amendment to Fourth Amended and Restated Credit Agreement with the Partnership’s existing lender American AgCredit, PCA (“AgCredit”). The amendments extended the maturity date of the revolving loan from May 1, 2014 to August 1, 2014. On July 31, 2014, the Partnership executed a Ninth Amendment to Revolving Loan Promissory Note and a Sixth Amendment to Fourth Amended and Restated Credit Agreement with AgCredit, which further extended the maturity date of the revolving loan to October 1, 2014.

On August 27, 2013, the Partnership executed the Third Amendment to Fourth Amended and Restated Credit Agreement to increase its revolving credit facility from $5.0 million to $7.0 million until December 31, 2013, at which time the revolving credit facility was to be reduced to $5.0 million and any balance in excess of that amount was required to be repaid. On December 26, 2013, the Partnership executed a Fourth Amendment to Fourth Amended and Restated Credit Agreement, which extended the date by which the revolving credit facility was required to be reduced to $5.0 million from December 31, 2013 to February 14, 2014. Advances under the $5.0 million revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher. At June 30, 2014, there were no outstanding amounts on the revolving credit facility compared to $2.7 million at June 30, 2013. The outstanding balance on the revolving credit facility as of December 31, 2013, was $5.9 million.

The Partnership also has a 10-year $10.5 million term loan with AgCredit, which was entered into on August 4, 2010. The term loan matures on July 1, 2020, requires monthly payments, with fixed principle reductions, over the term and bears fixed interest at 6.5% per annum. The outstanding balances of the term loan at June 30, 2014 and December 31, 2013, amounted to $6.4 million and $6.8 million, respectively.

Both the revolving credit facility and the term loan are collateralized by all personal and real property assets of the Partnership and its subsidiaries.

The credit agreements with AgCredit contain various financial covenants. The Partnership was in compliance with all financial covenants at June 30, 2014 and 2013.

(10)	FAIR VALUE MEASUREMENTS

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.

The estimated fair value of the Partnership’s fixed-rate term loan was determined using a discounted cash flow model using an estimated market interest rate of 4.25% in 2014 and 2013 with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows (in thousands):

	June 30,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$6,388	$6,794	$6,825	$7,286

The inputs used in determining the fair value of the long-term debt and revolving credit facility are classified as Level 3 within the fair value hierarchy.

(11)	PARTNERS’ CAPITAL

Net loss per Class A Unit is calculated by dividing 100% of Partnership net loss by the weighted average number of Class A Units outstanding for the period.

(12)	CASH DISTRIBUTIONS

The credit agreement with AgCredit prohibits the declaration and payment of cash distributions without prior approval from the lender. On March 26, 2013, a distribution of $0.02 per Class A unit (a total of $150,000) payable on April 12, 2013, to unit holders of record as of March 29, 2013, was declared and approved. The lender approved the distribution and provided its consent. No distributions were declared or paid during the three- and six-month periods ended June 30, 2014.

(13)	PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees that are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$15	$23	$31	$45
Interest Cost	16	13	31	26
Expected Return on Assets	(16)	(14)	(33)	(28)
Amortization of Unrecognized Prior Service Cost	1	1	3	3
Amortization of Unrecognized Loss	-	6	-	11
Net Periodic Pension Cost	$16	$29	$32	$57

(14)	INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees who are members of a union bargaining unit and not covered by the defined benefit pension plan. Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement. Components of net periodic benefit cost are as follows (in thousands):

	Intermittent Severance Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$5	$5	$9	$10
Interest Cost	4	3	8	7
Net Periodic Intermittent Pension Cost	$9	$8	$17	$17

(15)	RIGHTS OFFERING

The Partnership completed its rights offering on February 6, 2014. The rights offering allowed existing unitholders of the Partnership to purchase an aggregate of 3.6 million Units at $2.55 per Unit. The rights offering was fully subscribed and raised net proceeds of $8.9 million after deducting offering expenses of $300,000. Following the purchase of the Class A Units upon exercise of the rights, the Partnership had 11.1 million Units outstanding.

(16)	SALE OF ORCHARD

The Partnership agreed to an early termination of its lease of the Mauna Kea orchard, effective June 30, 2014. The lease contained a provision requiring the landlord to purchase the trees and other improvements to the leased premises upon termination. During the three months ended June 30, 2014, the Partnership received a cash payment from the landlord of $1,500,000 as the purchase price for the trees and other personal property and in settlement of all claims under the lease. The Partnership recognized a loss of $1.8 million from the sale.

(17)	SUBSEQUENT EVENT

On July 14, 2014, the Partnership entered into a Macadamia Nut Purchase Agreement with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), a subsidiary of the Hershey Company, effective July 1, 2014 through October 31, 2014, which requires the Partnership to sell and Mauna Loa to purchase a minimum of 4 million pounds of wet-in-shell macadamia nuts adjusted to 20% moisture and 30% kernel recovery at $1.00 per pound. This Agreement is in addition to the existing nut purchase agreement the Partnership has with Mauna Loa, which expires on December 31, 2014.

On August 7, 2014, a tropical storm hit the island of Hawaii with strong winds and heavy rains. Management is currently assessing the storm's effect on its operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K.

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”) is engaged in the business of growing and farming macadamia nuts in the State of Hawaii and manufacturing for retail sale two newly developed product lines of macadamia snacks. Through June 30, 2014, we farmed approximately 5,070 tree acres of macadamia nut orchards that we owned or leased in three locations on the island of Hawaii. Following the termination of the lease for our Mauna Kea orchard effective June 30, 2014, owned or leased tree acreage decreased to 4,744 acres, situated in two locations on the island of Hawaii. See “Recent Developments” below for more information on this transaction. We also farm approximately 1,100 tree acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

From 1986 until the third quarter of 2012, we were engaged solely in the business of agricultural production of macadamia nuts but not their processing and marketing. In late 2012, we began manufacturing and selling two newly developed product lines of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS® through our wholly owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”). One product line consists of five savory flavors (Sea Salt, Hawaiian Barbecue, Wasabi Soy, Maui Onion and Salt and Black Pepper) of roasted macadamia nuts sold in five-ounce stand-up bags. The second product line consists of five flavor combinations of dried fruit consisting of mango, banana, pomegranate, passion fruit, guava, blueberries and Kona coffee and nut cluster pieces sold in four-ounce stand-up bags.

The Partnership is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”), which is a wholly owned subsidiary of the Partnership.

Recent Developments

In connection with the development of our branded products, we completed a subscription rights offering in February 2014 and raised net proceeds of approximately $8.9 million, after deducting offering expenses of $300,000. We plan to use the net proceeds over the next two years to build our raw materials and finished goods inventory; to extend the revenue cycle of harvested macadamias; to extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; and for general partnership purposes.

In April 2014, we executed an Eighth Amendment to Revolving Loan Promissory Note and a Fifth Amendment to Fourth Amended and Restated Credit Agreement with our existing lender American AgCredit, PCA (“AgCredit”). The amendments changed the maturity date on the revolving loan from May 1, 2014 to August 1, 2014. On July 31, 2014, AgCredit further extended the maturity date on the revolving credit facility to October 1, 2014, and executed a Ninth Amendment to Revolving Loan Promissory Note and a Sixth Amendment to Fourth Amended and Restated Credit Agreement to reflect the change in maturity date. The Partnership is currently working with AgCredit on securing a two year revolving credit facility with increased limits to provide for its future working capital needs.

The Partnership agreed to an early termination of its lease of the Mauna Kea orchard, effective June 30, 2014. The lease contained a provision requiring the landlord to purchase the trees and other improvements to the leased premises upon termination. During the three months ended June 30, 2014, the Partnership received a cash payment from the landlord of $1,500,000 as the purchase price for the trees and other personal property and in settlement of all claims under the lease. The Partnership recognized a loss of $1.8 million from the sale. The Mauna Kea orchard was comprised of approximately 577 acres, including 326 tree acres. The Partnership produced approximately 1.0 million pounds of macadamia nuts from the leased premises in 2013 (approximately 4.5% of the Partnership’s total 2013 production) and incurred a net loss at the orchard of $206,724 in 2013.

Our Operations

We have two reportable segments – the orchards segment and the branded products segment.

Our orchards segment derives its revenues from the sale of wet-in-shell (WIS) macadamia nuts grown in orchards owned or leased by the Partnership, the sale of macadamia nut kernel to Royal and revenues from the farming of macadamia orchards owned by other growers. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30 with nuts generally being harvested from August through April. Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occur during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/nut-set season.

Our branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel produced by Royal. Substantial advertising and promotional expenditures are required to introduce a new product or maintain or improve a brand’s market position. Promotional allowances, such as slotting fees, are netted from our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues. Accordingly, our future success depends, in large part, on our ability to effectively maximize the return on these expenditures to implement our growth strategy of expanding distribution and improving placement of our products and attracting new customers to our brand. Our ability to implement this growth strategy depends on, among other things, our ability to: effectively enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products; secure shelf space in mainstream aisles; compete in conventional grocery and mass merchandiser retail channels in addition to the natural and organic channel; increase our brand recognition; and expand and maintain brand loyalty.

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

Following the expiration of nut purchase contracts with Mauna Loa Macadamia Nut Corporation, a subsidiary of the Hershey Company since 2004 (“Mauna Loa”), in December 2012 and 2013, nuts that previously were sold to Mauna Loa have been retained, as needed, to build inventory levels for our branded products or sold in bulk kernel form. After the expiration of the third contract with Mauna Loa in December 2014, those nuts will also be retained for our branded products segment. We expect to use all of our nuts, except those grown in our IASCO orchards for our branded products segment, commencing in 2015. We do not generate revenue with respect to the nuts retained for our products until the branded product is sold, which could take three to nine months longer compared to selling WIS nuts; however, our revenues should be generated more evenly throughout the year, thereby reducing the seasonality of our operations.

Macadamia nuts are harvested wet-in-shell and will rapidly deteriorate if they are not promptly dried. Once the nuts are husked and dried, they can be shipped to customers or processors that are not on the island of Hawaii. At this time, we do not have the facilities to dry our nut production, and we are dependent on processors on the island of Hawaii. Our current ability to deal only with Hawaii processors to process or buy nuts could have a material adverse impact on the prices that we may be able to obtain for our nuts compared to the prices we could obtain if we were able to ship the nuts outside of Hawaii. We have been constructing our own drying facility, which is anticipated to become operational in the fourth quarter of 2014. Once the drying facility is operational, we will be able to husk and dry our nut crop and then have the nuts processed on the island or ship the nuts outside of Hawaii.

On August 7, 2014, a tropical storm hit the island of Hawaii with strong winds and heavy rains. We are currently assessing the storm's effect on our operations.

Significant Factors Affecting Comparability

The results of operations for the three and six months ended June 30, 2014, are not comparable to the results for the three and six months ended June 30, 2013, as we continue to retain significantly larger portions of our macadamia nuts for manufacture into our branded products or for sale in bulk kernel form, as a result of the expiration of certain macadamia nut purchase agreements with Mauna Loa. See “Results of Operations – Orchards Segment” below for more information.

Effective in 2013, we changed the way we report our business segments to align it with the way management evaluates and makes decisions concerning the allocation of resources and the assessment of performance. Previously, farming operations were shown as a separate segment, but are now incorporated in the Orchards Segment. For financial reporting purposes, 2013 information has been presented based on the new segment reporting structure.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiary, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2013 Annual Report on Form 10-K.

Results of Operations

For the three and six months ended June 30, 2014, net revenue increased $1.9 million or 345% and $3.5 million or 137%, respectively, compared with the same periods in 2013. These increases were attributable to increases in our branded product sales, as we continue to expand distribution channels and increase penetration of mainstream grocery and mass merchandiser channels. For the quarter ended June 30, 2014, gross profit increased $84,000 due to increased branded product sales. We recorded a provision of $292,000 in the second quarter to reduce inventory levels, because actual recoveries from processing were lower than originally estimated kernel recovery levels. This reduced gross profit margin by 12% to 1%. For the six-month period ended June 30, 2014, gross profit increased $686,000 or 352% as a result of branded product sales growth. Gross profit margin amounted to 15% as compared to 8% for the same period in 2013. For the three and six months ended June 30, 2014, the Partnership incurred net losses of $3.0 million and $3.2 million, respectively, compared to net losses of $1.2 million and $1.8 million, respectively, for the same periods in 2013. The increase in the net loss resulted from the sale of trees and other improvements at our Mauna Kea orchard following the termination of our Mauna Kea orchard lease with Kaiwiki, which resulted in a $1.8 million loss.

Orchards Segment

The orchards segment consists of two reporting units − macadamia nut sales and contract farming.

The table below shows sales, costs of sales and gross profit for each of the two reporting units in the orchards segment for the three and six months ended June 30, 2014 and 2013.

(in thousands, except percentages)	June 30, 2014		June 30, 2013		$ Change	% Change
Three months ended
Macadamia Nut:
Macadamia nut sales	$130	100%	$-	-%	$130	100%
Cost of macadamia nut sales	439	338%	-	-%	439	100%
Gross profit	$(309)	-238%	$-	-%	$(309)	100%
Contract Farming:
Contract farming revenue	$202	100%	$286	100%	$(84)	-29%
Cost of contract farming	184	91%	266	93%	(82)	-31%
Gross profit	$18	9%	$20	7%	$(2)	-10%

Six months ended
Macadamia Nut:
Macadamia nut sales	$1,874	100%	$1,414	100%	$460	-33%
Cost of macadamia nut sales	1,726	92%	1,112	79%	614	-55%
Gross profit	$148	8%	$302	21%	$(154)	-51%
Contract Farming:
Contract farming revenue	$381	100%	$661	100%	$(280)	-42%
Cost of contract farming	341	90%	614	93%	(273)	-44%
Gross profit	$40	10%	$47	7%	$(7)	-15%

Macadamia nut sales increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due to increased production and a higher percentage of nuts produced from orchards acquired from International Air Service Co., Ltd. (“IASCO”), which carry a higher selling price. See further discussion on macadamia production below.

Contract farming revenue for the three and six months ended June 30, 2014, decreased by $84,000 and $280,000, respectively, as compared to the same periods in 2013. The lower revenue resulted from lower production from contract farmed orchards in 2014 as compared to 2013, which reduced revenue from harvesting operations by $75,000. We performed no harvesting for our contract owners at our Keaau and Mauna Kea orchards in 2014. In contrast, a longer than normal harvest season for the 2012-2013 crop year at our Keaau and Mauna Kea orchards extended the harvest into the first quarter of 2013. In addition, we did not perform planned re-plantings, which further reduced farming revenue by $100,000, and based on the lower revenue volumes, our revenues from administrative charges were lower by $103,000.

From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production to Mauna Loa pursuant to various agreements with Mauna Loa. On August 1, 2010, we assumed three long-term agreements expiring in 2029, 2078 and 2080 with Mauna Loa under which all macadamia nuts produced from the orchards acquired from IASCO (which represented approximately 16% of our production in 2013) must be sold to and purchased by Mauna Loa at a predetermined price. In addition, on January 31, 2011, we entered into three nut purchase contracts with Mauna Loa for the sale of the balance of our production (i.e., production from properties excluding the IASCO orchards), which represented approximately 84% of our production in 2011, with approximately one-third of such production covered by a one-year agreement that expired December 31, 2012 (“ML Contract A”), one-third of such production covered by a two-year agreement that expired December 31, 2013 (“ML Contract B”), and one-third of such production covered by a three-year agreement expiring December 31, 2014 (“ML Contract C”), each at a fixed price. The staggered expiration dates were designed to (i) smooth the effects of market price volatility by requiring annual renegotiation of pricing for only one-third of the non-IASCO volume and (ii) allow either party to exit the relationship gradually if it chose not to renew the expiring contracts. In 2013, 66% of our production, excluding production from the IASCO orchards, was sold to Mauna Loa under the terms of the contracts mentioned above.

We and Mauna Loa have not extended any of the ML Contracts. The ML Contract A and ML Contract B expired December 31, 2012 and 2013, respectively, and the ML Contract C will expire by its terms on December 31, 2014. During 2014, we will sell one-third of our nut production (excluding production from the IASCO orchards) to Mauna Loa pursuant to ML Contract C. Under the provisions of ML Contract C, we will be paid $0.77 per adjusted WIS pound in 2014 for the production sold to Mauna Loa. Of the remaining two-thirds, approximately 61% is expected to be retained as inventory for use by Royal to manufacture branded products and 39%, which was determined to not be required by Royal, will be sold to Mauna Loa pursuant to a short-term agreement for $1.00 per adjusted WIS pound. The short-term agreement with Mauna Loa will expire October 31, 2014, unless the parties agree to an extension.

Under the IASCO agreements, we are paid based on WIS pounds, at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS did not provide a final report for the crop year ended June 30, 2013, due to federal budget cuts. Accordingly, for the crop year ended June 30, 2013, we and Mauna Loa agreed upon $0.80 per WIS pound for the NASS price component, which was based on a preliminary NASS report. The price adjustment for the 2014 crop year production from the IASCO orchards will be calculated in the third quarter of 2014 when the NASS price of macadamia nuts is published. We recently received notice from the USDA indicating it will reinstate the NASS program in 2014.

To provide for the processing of nuts covered by ML Contract A, which expired on December 31, 2012, we entered into a nut processing agreement on July 11, 2012, with Buderim Macadamias of Hawaii, LLC (“MacFarms”), which provided for the processing of WIS nuts into kernel for us during 2013 with the specific volume being determined by us. Under the agreement, we paid a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced. For four months of 2014, we have entered into the short-term agreement described above to sell a portion of our production WIS to Mauna Loa. We expect our drying facility to commence operations in the fourth quarter of 2014. Once the drying facility is operational, we will have the ability to husk and dry our nut crop and then arrange to have the nuts processed into kernels on the island or ship the nuts outside of Hawaii for processing. Hawaii processors currently have open capacity to process nuts for a fee; however, there is no assurance that this will continue in the future. Further, having the option to ship nuts offshore for processing may enable us to negotiate more competitive processing fees.

For the three and six months ended June 30, 2014 and 2013, nut production, nut prices and nut revenues were as follows:

	Nut Purchase Contract Production
Nuts harvested (000’s pounds)	Non-IASCO Orchards Based on Adjusted WIS Pounds	IASCO Orchards Based on WIS Pounds	Total Sold per Nut Purchase Contracts	Non- Contract Production Retained by Partnership	Total Production
Three months ended June 30, 2014
WIS pounds	181	58	239	-	239
Adjust for WIS @ 20% SK/DIS @ 30%	(65)	-	(65)	-	-
Adjusted WIS pounds	116	58	174	-	-
Nut price (per adjusted WIS pound)	$0.7700	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	0.6897	-	-	-
Net nut sales ($000’s)	$90	$40	$130	$-	$-
Prior year nut revenue adjustment	-	-	-	-	-
Total nut sales ($000’s)	$90	$40	$130	$-	$-
Price per WIS pound (Net nut sales)	$0.4973	$0.6897	$0.5439	$-	$-
Three months ended June 30, 2013
WIS pounds	-	-	-	-	-
Adjust for WIS @ 20% SK/DIS @ 30%	-	-	-	-	-
Adjusted WIS pounds	-	-	-	-	-
Nut price (per adjusted WIS pound)	$-	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	-	-	-	-
Net nut sales ($000’s)	$-	$-	$-	$-	$-
Prior year nut revenue adjustment	-	-	-	-	-
Total nut sales ($000’s)	$-	$-	$-	$-	$-
Price per WIS pound (Net nut sales)	$-	$-	$-	$-	$-
Six months ended June 30, 2014
WIS pounds	895	1,631	2,526	1,332	3,858
Adjust for WIS @ 20% SK/DIS @ 30%	(181)	-	(181)	-	-
Adjusted WIS pounds	714	1,631	2,345	-	-
Nut price (per adjusted WIS pound)	$0.7700	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	0.8118	-	-	-
Net nut sales ($000’s)	$550	$1,324	$1,874	$-	$-
Prior year nut revenue adjustment	-	-	-	-	-
Total nut sales ($000’s)	$550	$1,324	$1,874	$-	$-
Price per WIS pound (Net nut sales)	$0.6145	$0.8118	$0.7419	$-	$-
Six months ended June 30, 2013
WIS pounds	1,400	669	2,069	758	2,827
Adjust for WIS @ 20% SK/DIS @ 30%	(259)	-	(259)	-	-
Adjusted WIS pounds	1,141	669	1,810	-	-
Nut price (per adjusted WIS pound)	$0.7700	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	0.8012	-	-	-
Net nut sales ($000’s)	$878	$536	$1,414	$-	$-
Prior year nut revenue adjustment	-	-	-	-	-
Total nut sales ($000’s)	$878	$536	$1,414	$-	$-
Price per WIS pound (Net nut sales)	$0.6271	$0.8012	$0.6834	$-	$-

Due to seasonality, the second quarter of the calendar year traditionally results in extremely low yields. For the three months ended June 30, 2014, the Partnership produced 239,000 WIS pounds. For the same period in 2013, the Partnership did not find it economically practical to harvest any nuts. Total production for the first half of 2014 was 36% higher than the same period in 2013. The higher production resulted primarily from our Ka’u orchards, including IASCO, which produced approximately 64% more WIS pounds as compared to the same period in 2013. Above average rainfall in Ka’u, from April through December 2013, had a positive effect on nut-set and critical kernel development periods. This favorably impacted production in the first half of 2014 and resulted in the harvest ending later than in 2013. Despite the improvement in production in the first half of 2014, crop insurance claims were filed due to several orchards producing below average yields for the crop year. Any proceeds from insurance claims will be recorded when the amounts are determined.

The bearing seasons at Keaau and Mauna Kea are slightly shorter than at Ka’u and do not normally produce harvestable crop in the second quarter. The nut production in the first half of each calendar year at the Keaau and Mauna Kea orchards is affected by the length of the flowering season at the respective sites. Pollination and nut-set at both sites normally end in April with the majority of nut production being harvested in the fall.

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

Cost of orchard sales for the three and six months ended June 30, 2014, is based on the current standard cost of $0.57 per WIS pound compared with an estimated standard cost of $0.54 for the same periods of 2013. The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The higher 2014 standard cost was based on higher projected costs related to pest control, wages, employee medical benefits, and fertilizer. The deferred farming balance will be fully absorbed by production at the end of the calendar year.

Crop Year Production Results

Total macadamia nut production for the 2013-2014 crop year (July 1 to June 30) totaled 22.7 million wet-in-shell pounds, which was 2.0 million pounds less than the 2012-2013 crop year. Nut production for the 2012-2013 crop year was 3.5 million pounds less than the 2011-2012 crop year. In Ka’u, below average rainfall up to the end of 2012 along with the presence of Macadamia Felted Coccid in the orchards negatively impacted the production for the 2013-2014 crop year. In Keaau, an abbreviated flowering season combined with poor pollination due to high rainfall during critical nut formation periods had negative impacts on nut production in the 2013-2014 crop year. Production at the Mauna Kea orchard had improved over the previous crop year due to due to good nut set and an extended flowering into spring 2014. With the sale of our Mauna Kea orchard, however, we anticipate that our production will be reduced by approximately one million pounds per year. We expect to seek opportunities to acquire additional orchards and/or increase development at our existing orchards to generate additional production. Comparative crop year results by orchard area are shown below:

	WIS Pounds Harvested for Crop Years Ended June 30,
	(in thousands, except percentages)
	2014	2013	2012	2014 over 2013	2013 over 2012
Keaau	6,863	7,943	7,807	-14%	+2%
Ka’u (Excludes IASCO orchards)	10,464	11,060	13,392	-5%	-17%
Mauna Kea *	995	767	1,042	+30%	-26%
Subtotal	18,322	19,770	22,241	-7%	-11%
IASCO orchards	4,398	4,995	6,002	-12%	-17%
Total Production	22,720	24,765	28,243	-8%	-12%

* Sold in June 2014

Branded Products Segment

In the third quarter of 2012, we established our branded products segment, which derives its revenues from the sale of bulk kernel and two product lines of better for you macadamia nut snacks sold under the Royal HAWAIIAN ORCHARDS® brand name and reported under Royal. Royal’s net revenues, cost of branded products and gross profit are shown in the following table:

(in thousands, except percentages)	June 30, 2014		June 30, 2013		$ Change	% Change
Three months ended
Branded product net revenue	$2,100	100%	$261	100%	$1,839	705%
Cost of branded products	1,796	86%	352	135%	1,444	410%
Gross profit	$304	14%	$(91)	-35%	$395	434%
Six months ended
Branded product net revenue	$3,777	100%	$467	100%	$3,310	709%
Cost of branded products	3,084	82%	621	133%	2,463	397%
Gross profit	$693	18%	$(154)	-33%	$847	650%

Net revenue for the three and six months ended June 30, 2014, increased $1.8 million or 705% and $3.3 million or 709%, respectively, as compared to the same periods in 2013. For the three and six months ended June 30, 2014, slotting fees amounted to $201,000 and $345,000, respectively, as compared to prior period amounts of $56,000 and $188,000, respectively. Trade and sales discounts amounted to $34,000 and $158,000 for the three and six months ended June 30, 2014, compared to $35,000 and $74,000, respectively, for the same periods in 2013. Slotting fees and discounts are accounted for as components of net revenue and effectively reduce revenues in the branded product segment. We plan to increase our revenues from our branded product segment by increasing penetration of mainstream grocery and mass merchandiser channels, improving product placement in stores, introducing new products in our key category and making existing products more attractive to the health conscience consumer. We intend to aggressively increase the amount we spend on slotting fees in 2014 and anticipate that those and other promotional activities will continue to impact net sales and period-over-period results.

Gross profit for the three and six months ended June 30, 2014, increased substantially over the prior periods due to increased sales and lower product costs. Utilizing our own kernel resulted in cost reductions of approximately 23%. In 2013, kernel was purchased under third-party agreements. In addition, slotting fees and promotional discounts as a percentage of net revenue were substantially lower for the three and six months ended June 30, 2014, as compared to the same periods in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 were both $1.0 million. An increase of $295,000 in Royal’s expenses resulting from continued growth was offset by reductions in the orchards segment, which primarily related to severance pay of $251,000 incurred in 2013, no like kind expense in 2014, and reductions in salary and benefit costs of $42,000 in 2014 as compared to 2013. For the six months ended June 30, 2014 and 2013, selling, general and administrative expenses amounted to $2.0 million and $1.9 million, respectively. The $100,000 increase year-over-year was attributable to increases of $233,000 and $225,000 in Royal’s general and administrative expenses and selling and marketing expenses, respectively, attributable to hiring sales personnel and increased distribution costs due to sales volume increases. This was partially offset by the reductions in orchards segment expenses previously discussed.

Other Income and Expenses

Interest expense for the three and six months ended June 30, 2014 was $113,000 and $279,000, respectively, compared to $141,000 and $285,000 for the same periods in 2013. The decrease was attributable to a lower outstanding balance on the term loan in 2014.

Other income of $80,000 for the six-month period ended June 30, 2014 was attributable to a patronage dividend received from AgCredit. Other income of $106,000 recorded for the three and six month periods ended June 30, 2013, was attributable to a patronage dividend from AgCredit. For the three and six month periods ended June 30, 2014, loss on the disposition of property and equipment was $1.9 million, including a loss of $1.8 million resulting from the sale of assets following the termination of the Mauna Kea orchard lease. For the three-month period ended June 30, 2013, gain from the sale of assets amounted to $83,000.

Liquidity and Capital Resources

Our businesses are seasonal. Production normally peaks in the fall and winter; however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season, as we retain an inventory of nuts to support the growth of our branded products. We have traditionally met our working capital needs with cash on hand and through short-term borrowings under a revolving credit facility.

	June 30,	December 31,
(in thousands)	2014	2013
Cash and cash equivalents	$3,105	$205
Accounts receivable	951	3,827
Inventories	3,459	4,658
Accounts payable	430	636
Accrued payroll and benefits	666	1,275
Working capital (1)	8,972	155

(1)     Working capital consists of total current assets less total current liabilities.

The working capital increase as of June 30, 2014, was driven by the proceeds obtained from a rights offering completed on February 6, 2014. Net proceeds of approximately $8.9 million received from the rights offering will be used over the next two years to build raw materials and finished goods inventory; to extend the revenue cycle of harvested macadamias; to extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees; and for general partnership purposes. Additionally, we have a $5 million revolving credit facility with AgCredit, which is now available through October 1, 2014, and we are currently negotiating with AgCredit to extend the term of the credit facility with similar terms and increased limits. See “Recent Developments.” We anticipate that our cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our operating expenses for the next 12 months. We plan to fund an additional $1.9 million of planned capital expenditures for a drying facility and to refinance the $1.2 million incurred to date on such facility with a lease financing.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	June 30,
(in thousands)	2014	2013
Six months ended
Cash and cash equivalents at beginning of period	$205	$261
Net cash used in operating activities	(96)	(704)
Net cash provided by investing activities	263	950
Net cash provided by (used in) financing activities	2,733	(288)
Cash and cash equivalents at end of period	$3,105	$219

Operating Cash Flow. Net cash used in operating activities for the six months ended June 30, 2014, decreased by $608,000 compared to the same period in 2013. The decrease in cash used for operating activities resulted from increased sales from our branded product segment, which mitigate a portion of the seasonality effects of our orchards segment by generating cash during times when we traditionally borrowed from our revolving line of credit.

Investing Cash Flow. Cash received from investing activities in the six months ended June 30, 2014 consisted of the receipt of proceeds of $1.5 million from the sale of trees and other personal property upon termination of the Mauna Kea orchard lease and the settlement of all claims under the lease, which was partially offset by the investment of $1.2 million for the construction of our drying facility. During the same period in 2013, we received net proceeds of $1.1 million after the payment of costs and fees of $145,000 from the sale of 2,750 acres of unusable land, which was partially offset by the purchase of equipment for $157,000.

Financing Cash Flow. Financing activities in the six months ended June 30, 2014, consisted of borrowings of $2.1 million under our revolving credit facility and the receipt of net proceeds in the quarter of approximately $9.07 million from completion of our subscription rights offering in February 2014, which were partially offset by the use of $8 million to pay down our revolving credit facility with AgCredit in order to reduce our interest costs and $437,000 to make regularly scheduled payments on our term loan.

Financing activities in the six months ended June 30, 2013, consisted of borrowings of $3.1 million under our revolving credit facility, which were offset by the use of $2.8 million to pay down the revolving credit facility, $437,000 to make regularly scheduled payments on our term loan, and $150,000, or $0.02 per Unit, to make a cash distribution to unitholders of record as of March 29, 2013. As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so. No distributions were declared during the six-month period ended June 30, 2014

To assist us with funding our drying facility project, which is anticipated to cost another $1.9 million, we are working with AgCredit on obtaining lease financing. We anticipate having this in place in the third quarter of 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

Contractual Obligations

The Partnership agreed to an early termination of its lease of the Mauna Kea orchard, effective June 30, 2014. The lease had provided for a minimum annual rent of $25,472 and an expiration date in 2034.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	payment or nonpayment of distributions;
●	impact of new accounting standards;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality;
●	timing of the recognition of deferred farming costs;
●	valuation allowance related to our deferred tax asset;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of nuts that will be retained for use in our branded products;
●	impact of branded product sales on the seasonality of our revenues;

●	production;
●	increase in revenues from our branded products segment;
●	increase in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	growth, innovation and responsiveness of our branded products segment;
●	future economic performance;
●	industry trends;
●	sufficiency of cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility to fund working capital needs and debt services requirements;
●	plans regarding our revolving credit facility;
●	the date our new drying facility is expected to be operational;
●	factors impacting our ability to negotiate reasonable processing fees;
●	plans regarding the acquisition of orchards and increasing development to generate additional production;
●	compliance with the 2013 COSO Framework;
●	amount and funding of capital expenditures including our drying facility; and
●	use of proceeds from our February 2014 rights offering.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from our expectations discussed in such forward-looking statements include, without limitation, the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the risks associated with the following:

●	changing interpretations of U.S. generally accepted accounting principles;
●	outcomes of litigation, claims, inquiries or investigations;
●	world market conditions relating to macadamia nuts;
●	the weather and local conditions in Hawaii affecting macadamia nut production, including seasonal fluctuations, diseases, pests and natural disasters;
●	legislation or regulatory environments, requirements or changes adversely affecting our businesses;
●	general economic conditions;
●	geopolitical events and regulatory changes;
●	our ability to retain and attract skilled employees;
●	our success in finding purchasers for our macadamia nut production at acceptable prices;
●	increasing competition in the snack food market;
●	the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers and distributors;
●	market acceptance of our products in the branded segment;
●	the availability and cost of raw materials;
●	significant delays of shipments to or from our warehouses;
●	failure to comply with the terms of our loan agreements;
●	insufficient insurance to reimburse us for any crop losses;
●	our Class A Units, including in relation to their limited voting rights, company performance and general security market conditions;
●	the tax consequences of an investment in our Class A Units;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K for the year ended December 31, 2013. The reports and documents filed by us with the SEC are available at www.sec.gov.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Partnership is exposed to various market risks, including those resulting from changes in the market price of macadamia kernel and changes in interest rates. There have been no significant changes in our market risk exposures since December 31, 2013. See “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Financial Reporting

No changes were made to internal control over financial reporting during the period covered by this report that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (the “2013 COSO Framework”). Originally issued in 1992 (the “1992 COSO Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 COSO Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 COSO Framework. As of June 30, 2014, the Partnership has initiated the process to ensure it is in compliance with the 2013 COSO Framework and anticipates it will be in compliance by the required due date of December 15, 2014.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On June 25, 2014, the Partnership and Kaiwiki Orchards LLC (“Kaiwiki”) entered into a Settlement Agreement, which dismissed all claims with prejudice asserted in the March 2012 complaint filed by Kaiwiki in the Circuit Court of the Third Circuit, State of Hawaii, alleging that the Partnership failed to perform its obligations under the Restated Kaiwiki Orchards Farming Lease, dated February 26, 1996 (“Lease”), covering the Mauna Kea orchard. The Lease contained a provision allowing Kaiwiki to terminate the Lease after June 30, 2019, and requiring Kaiwiki to purchase any trees owned by the Partnership on the Mauna Kea orchard following any termination of the Lease. In connection with the settlement, the Partnership and Kaiwiki terminated the Lease early (effective June 30, 2014), and Kaiwiki paid $1,500,000 to purchase the trees and other personal property and to settle all claims under the Lease.

Item 6.     Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description
10.1	Fifth Amendment to Fourth Amended and Restated Credit Agreement dated April 23, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2014)
10.2	Eighth Amendment to Revolving Loan Promissory Note dated April 23, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2014)
10.3	Sixth Amendment to Fourth Amended and Restated Credit Agreement dated July 31, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 1, 2014)
10.4	Ninth Amendment to Revolving Loan Promissory Note dated July 31, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 1, 2014)
11.1	Statement re: Computation of Net Loss per Class A Unit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter and six months ended June 30, 2014, filed on August14, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.

Date: August 14, 2014	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jon Y. Miyata
Jon Y. Miyata
Principal Accounting Officer
Chief Accounting Officer
(Principal Financial Officer and Principal
Accounting Officer)