Form 10-Q
period 2014-09-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2014-11-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 14, 2014, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

Part I – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$657	$205
Accounts receivable, net	3,169	3,827
Inventories	2,903	4,658
Deferred farming costs	2,697	-
Other current assets	349	499
Total current assets	9,775	9,189
Land, orchards, plant and equipment, net	41,939	44,844
Intangible assets, net	424	493
Other non-current assets	8	198
Total assets	$52,146	$54,724

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050
Line of credit	-	5,900
Accounts payable	1,003	636
Accrued payroll and benefits	770	1,275
Other current liabilities	116	173
Total current liabilities	2,939	9,034
Non-current pension benefits	311	311
Long-term debt	5,075	5,775
Deferred income tax liability	1,005	1,020
Total liabilities	9,330	16,140
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 11,100 units and 7,500 units authorized, issued and outstanding at September 30, 2014 and December 31, 2013, respectively	42,693	38,466
Accumulated other comprehensive loss	42	37
Total partners’ capital	42,816	38,584
Total liabilities and partners’ capital	$52,146	$54,724

See accompanying notes to condensed consolidated financial statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Revenues
Orchards revenue	$3,918	$3,961	$6,173	$6,036
Branded product sales, net	1,119	438	4,896	905
Total revenues	5,037	4,399	11,069	6,941
Cost of revenues
Cost of orchard revenue	4,077	4,044	6,144	5,770
Cost of branded product sales	1,114	350	4,198	971
Total cost of revenues	5,191	4,394	10,342	6,741
Gross profit (loss)	(154)	5	727	200
Selling, general and administrative expenses	1,063	1,052	3,091	2,912
Operating loss	(1,217)	(1,047)	(2,364)	(2,712)
Net gain (loss) on sale of property	-	2	(1,870)	85
Net interest expense	(108)	(169)	(387)	(454)
Other (expense) income	(107)	-	(27)	106
Loss before income taxes	(1,432)	(1,214)	(4,648)	(2,975)
Income tax (benefit) expense	(11)	3	5	21
Net loss	(1,421)	(1,217)	(4,653)	(2,996)

Other comprehensive income, net of tax
Amortization of prior service cost	2	2	5	5
Amortization of actuarial loss	-	5	-	16
Subtotal defined benefit pension plan	2	7	5	21
Other comprehensive income, net of tax	2	7	5	21
Comprehensive loss	$(1,419)	$(1,210)	$(4,648)	$(2,975)

Net loss per Class A Unit	$(0.13)	$(0.16)	$(0.44)	$(0.40)

Cash distributions per Class A Unit	$-	$-	$-	$0.02

Weighted average Class A Units outstanding	11,100	7,500	10,625	7,500

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	44,114	40,357	38,466	42,286
Accumulated other comprehensive income (loss)
Pension and severance obligations	40	(351)	37	(365)
	44,235	40,087	38,584	42,002

Allocation of net loss:
Class A limited partners	(1,421)	(1,217)	(4,653)	(2,996)
	(1,421)	(1,217)	(4,653)	(2,996)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	-	-	8,880	-
	-	-	8,880	-

Cash distributions paid:
Class A limited partners	-	-	-	(150)
	-	-	-	(150)

Accumulated other comprehensive income:
Change in pension and severance obligations	2	7	5	21
	2	7	5	21

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	42,693	39,140	42,693	39,140
Accumulated other comprehensive income (loss)	42	(344)	42	(344)
Total partners’ capital	$42,816	$38,877	$42,816	$38,877

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months
	ended September 30,
	2014	2013
Cash flows from operating activities:
Cash received from goods and services	$11,568	$9,906
Cash paid to suppliers and employees	(12,462)	(12,821)
Interest paid	(352)	(367)
Net cash used in operating activities	(1,246)	(3,282)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,493	1,111
Purchase of property, plant and equipment	(2,265)	(258)
Net cash provided by (used in) investing activities	(772)	853

Cash flows from financing activities:
Proceeds from drawings on line of credit	2,300	6,000
Proceeds from rights offering	9,180	-
Payment of rights offering fees	(110)	(36)
Repayment of line of credit	(8,200)	(2,800)
Repayment of long-term debt	(700)	(700)
Cash distributions paid	-	(150)
Net cash provided by financing activities	2,470	2,314

Net increase (decrease) in cash and cash equivalents	452	(115)
Cash and cash equivalents at beginning of period	205	261
Cash and cash equivalents at end of period	$657	$146

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,653)	$(2,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,320	1,397
Net loss (gain) on sale of property and equipment	1,870	(85)
Pension expense	5	21
Deferred income tax credit	(15)	(15)
Decrease in accounts receivable	658	2,760
Decrease (increase) in inventories	1,755	(1,453)
Increase in deferred farming costs	(2,141)	(2,575)
Decrease (increase) in other current assets	150	(39)
Increase in other non-current assets	-	(8)
Increase (decrease) in accounts payable	367	(407)
(Decrease) increase in accrued payroll and benefits	(505)	157
(Decrease) increase in other current liabilities	(57)	68
Decrease in non-current accrued benefits	-	(107)
Total adjustments	3,407	(286)
Net cash used in operating activities	$(1,246)	$(3,282)

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

Supplemental disclosure of non-cash activity:

●	For the nine months ended September 30, 2014 and 2013, $556,000 and $540,000, respectively, of depreciation expense was included in deferred farming costs.

●

During the nine months ended September 30, 2014, upon completion of the rights offering (Note 15), the Partnership netted $190,000 of offering costs against offering proceeds, which were recorded on the balance sheet as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Royal Hawaiian Orchards, L.P. and its subsidiaries Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly their financial position as of September 30, 2014 and December 31, 2013, and the results of operations, changes in partners’ capital and cash flows for the three and nine months ended September 30, 2014. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period.

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

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Effective for the year ended December 31, 2013, the Partnership changed the way it reports its business segments in accordance with Accounting Standards Codification 280, Segment Reporting, to align reporting with the way the management evaluates and makes decisions concerning the allocation of resources and the assessment of performance. Previously, farming operations were shown as a separate segment but are now incorporated into the orchards segment. For financial reporting purposes, 2013 information has been presented based on the new segment reporting structure.

The Partnership’s two reportable segments, orchards and branded products, are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of wet-in-shell (“WIS”) macadamia nuts grown in orchards owned or leased by the Partnership, sales of macadamia nut kernel to Royal and revenues from the farming of macadamia orchards owned by other growers. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel reported under Royal.

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at cost plus a mark-up and such transactions are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and nine months ended September 30, 2014 and 2013. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended September 30, 2014 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$3,918	$1,119 (1)	$-	$5,037
Intersegment revenue	433	-	(433)	-
Total revenue	$4,351	$1,119	$(433)	$5,037

Operating (loss) income
External customers	$(427)	$(790)	$-	$(1,217)
Intersegment operating (loss) income	(154)	11	143	-
Total operating (loss) income	$(581)	$(779)	$143	$(1,217)

Depreciation	$740	$5	$-	$745

Capital expenditures	$949	$86	$-	$1,035

Segment assets
Segment assets	$48,265	$3,881	$-	$52,146
Intersegment elimination	14,019	5,248	(19,267)	-
Total segment assets	$62,284	$9,129	$(19,267)	$52,146

	Three months ended September 30, 2013 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$3,961	$438 (1)	$-	$4,399
Intersegment revenue	3,351	-	(3,351)	-
Total revenue	$7,312	$438	$(3,351)	$4,399

Operating (loss) income
External customers	$(549)	$(498)	$-	$(1,047)
Intersegment operating income (loss)	164	(16)	(148)	-
Total operating (loss) income	$(385)	$(514)	$(148)	$(1,047)

Depreciation	$879	$4	$-	$883

Capital expenditures	$87	$14	$-	$101

Segment assets
Segment assets	$53,473	$1,940	$-	$55,413
Intersegment elimination	4,813	321	(5,134)	-
Total segment assets	$58,286	$2,261	$(5,134)	$55,413

	Nine months ended September 30, 2014 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$6,173	$4,896 (1)	$-	$11,069
Intersegment revenue	3,234	-	(3,234)	-
Total revenue	$9,407	$4,896	$(3,234)	$11,069

Operating (loss) income
External customers	$(877)	$(1,487)	$-	$(2,364)
Intersegment operating income (loss)	102	(422)	320	-
Total operating (loss) income	$(775)	$(1,909)	$320	$(2,364)

Depreciation	$1,237	$13	$-	$1,250

Capital expenditures	$2,136	$129	$-	$2,265

Segment assets
Segment assets	$48,265	$3,881	$-	$52,146
Intersegment elimination	14,019	5,248	(19,267)	-
Total segment assets	$62,284	$9,129	$(19,267)	$52,146

	Nine months ended September 30, 2013 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues
External customers	$6,036	$905 (1)	$-	$6,941
Intersegment revenue	5,636	-	(5,636)	-
Total revenue	$11,672	$905	$(5,636)	$6,941

Operating (loss) income
External customers	$(1,129)	$(1,583)	$-	$(2,712)
Intersegment operating income (loss)	337	(16)	(321)	-
Total operating (loss) income	$(792)	$(1,599)	$(321)	$(2,712)

Depreciation	$1,311	$12	$-	$1,323

Capital expenditures	$212	$46	$-	$258

Segment assets
Segment assets	$53,473	$1,940	$-	$55,413
Intersegment elimination	4,813	321	(5,134)	-
Total segment assets	$58,286	$2,261	$(5,134)	$55,413

(1) Branded products revenue is reported net of slotting fees and trade discounts.

All revenues are from sources within the United States of America and Canada.

(5)	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials – macadamia nut kernel	$1,446	$1,761
Work-in-process (WIS nuts)	3	2,055
Finished goods	971	438
Farming supplies	292	267
Packaging supplies and ingredients	244	167
Allowance for shrink and obsolescence	(53)	(30)
Total	$2,903	$4,658

Work-in-process inventory is WIS nuts recorded at production cost.

(6)	LAND, ORCHARDS, PLANT AND EQUIPMENT

Land, orchards, plant and equipment, stated at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Land	$8,884	$8,884
Improvements	2,017	1,976
Machinery and equipment	5,409	5,425
Irrigation well and equipment	2,592	2,592
Producing orchards	69,749	76,325
Construction in-progress	2,406	190
Subtotal land, orchards and equipment	91,057	95,392
Less accumulated depreciation and amortization	49,118	50,548
Land, orchards and equipment, net	$41,939	$44,844

(7)	DEFERRED FARMING COSTS

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

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and state tax rates ranging from 6.4% to 8.84% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at September 30, 2014, was $2.1 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(9)	CREDIT FACILITY – DEBT

On July 31, 2014, the Partnership executed a Ninth Amendment to Revolving Loan Promissory Note and a Sixth Amendment to Fourth Amended and Restated Credit Agreement with its existing lender, American AgCredit, PCA (“AgCredit”), which extended the maturity date of the $5.0 million revolving credit facility to October 1, 2014. On September 30, 2014, the Partnership executed with AgCredit a Tenth Amendment to Revolving Loan Promissory Note and a Seventh Amendment to Fourth Amended and Restated Credit Agreement which further extended the revolving credit facility to December 15, 2014. The Partnership is negotiating a new two-year revolving credit facility with AgCredit, which the Partnership anticipates having available by year end.

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

Advances under the revolving credit facility bear interest at the base rate of 4% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher. At September 30, 2014, there were no outstanding amounts on the revolving credit facility compared to $5.6 million at September 30, 2013. The outstanding balance on the revolving credit facility as of December 31, 2013, was $5.9 million.

The Partnership also has a 10-year $10.5 million term loan with AgCredit, which was entered into on August 4, 2010. The term loan matures on July 1, 2020, requires monthly payments, with fixed principal reductions, over the term and bears fixed interest at 6.5% per annum. The outstanding balances of the term loan at September 30, 2014, and December 31, 2013, amounted to $6.1 million and $6.8 million, respectively.

Both the revolving credit facility and the term loan are collateralized by all personal and real property assets of the Partnership and its subsidiaries.

The credit agreements with AgCredit contain various financial covenants. The Partnership was in compliance with all financial covenants at September 30, 2014 and 2013.

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

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	September 30,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$6,125	$6,500	$6,825	$7,286
Revolving credit facility	$0	$0	$5,900	$5,900

The inputs used in determining the fair value of the long-term debt and revolving credit facility are classified as Level 3 within the fair value hierarchy.

(11)	PARTNERS’ CAPITAL

Net loss per Class A Unit is calculated by dividing 100% of Partnership net loss by the weighted average number of Class A Units outstanding for the period.

(12)	CASH DISTRIBUTIONS

The credit agreement with AgCredit prohibits the declaration and payment of cash distributions without prior approval from the lender. On March 26, 2013, a distribution of $0.02 per Class A unit (a total of $150,000) payable on April 12, 2013, to unit holders of record as of March 29, 2013, was declared and approved. The lender approved the distribution and provided its consent. No distributions were declared or paid during the three- and nine-month periods ended September 30, 2014.

(13)	PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees who are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Components of net periodic pension cost are as follows (in thousands):

	Pension Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$15	$22	$46	$67
Interest cost	15	14	46	40
Expected return on assets	(16)	(13)	(49)	(41)
Amortization of unrecognized prior service cost	2	2	5	5
Amortization of unrecognized loss	-	5	-	16
Net periodic pension cost	$16	$30	$48	$87

(14)	INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees who are members of a union bargaining unit and not covered by the defined benefit pension plan. Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement. Components of net periodic intermittent severance plan cost are as follows (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$4	$5	$13	$15
Interest cost	4	4	12	11
Net periodic intermittent severance plan cost	$8	$9	$25	$26

(15)	RIGHTS OFFERING

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

(16)	LOSS ON SALE OF ORCHARD

The Partnership agreed to an early termination of its lease of the Mauna Kea orchard, effective June 30, 2014. The lease contained a provision requiring the landlord to purchase the trees and other improvements to the leased premises upon termination. On June 30, 2014, the Partnership received a cash payment from the landlord of $1,500,000 as the purchase price for the trees in settlement of all claims under the lease. The Partnership recognized a loss of $1.8 million from the sale.

(17)	CONTINGENCY

The Partnership is seeking compensation from its nut processor due to the processor’s failure to deliver saleable kernel. As the amount and likelihood of collection has not yet been determined, no amounts related to this claim have been recorded in the accompanying financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K.

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

Recent Developments

Macadamia nuts are harvested wet-in-shell and will rapidly deteriorate if they are not promptly dried. Once the nuts are husked and dried, they can be shipped to customers or processors that are not on the island of Hawaii. Since we have not had the facilities to dry our nut production, we have been dependent on processors on the island of Hawaii. As part of our vertical integration strategy and to obtain better control over and reduce our long-term costs, in the fourth quarter of 2013, we commenced the designing and construction of a drying facility and storage facilities (the “Drying Plant”). We anticipate that the Drying Plant will be operational by the end of November 2014.

In connection with the development of our branded products, we completed a subscription rights offering in February 2014 and raised net proceeds of approximately $8.9 million, after deducting offering expenses of $300,000. We have used the net proceeds to repay indebtedness incurred to fund working capital needs; fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; provide bridge financing for our Drying Plant until permanent financing is obtained; build our raw materials and finished goods inventory; extend the revenue cycle of harvested macadamias; extend credit to our customers; and for general partnership purposes.

The Partnership agreed to an early termination of its lease of the Mauna Kea orchard, effective June 30, 2014. The lease contained a provision requiring the landlord to purchase the trees and other improvements to the leased premises upon termination. On June 30, 2014, the Partnership received a cash payment from the landlord of $1.5 million as the purchase price for the trees and in settlement of all claims under the lease. The Partnership recognized a loss of $1.8 million from the sale. The Mauna Kea orchard was comprised of approximately 577 acres, including 326 tree acres. The Partnership produced approximately 1.0 million pounds of macadamia nuts from the leased premises in 2013 (approximately 4.5% of the Partnership’s total 2013 production) and incurred a net loss at the orchard of $206,724 in 2013.

We must arrange for the processing of nuts we retain for use in our branded products. To provide for the processing of nuts, we entered into a nut processing agreement on July 11, 2012 (the “MacFarms Contract”), with MacFarms LLC, formerly known as Buderim Macadamias of Hawaii, LLC (“MacFarms”). The MacFarms Contract provided for the processing of our WIS nuts produced during the year ended December 31, 2013, into kernel, with the specific volume to be determined by us. Under the contract, we paid MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced. MacFarms processed 954,000 pounds of kernel for us under this contract. In anticipation of our new Drying Plant not becoming operational until the fourth quarter of 2014, we attempted to negotiate a new contract with MacFarms for the year ended December 31, 2014. In the meantime, MacFarms charged us $1.75 per kernel pound to process our WIS nuts on an as delivered basis. For the three and nine months ended September 30, 2014, MacFarms processed and delivered 22,600 and 238,000 pounds of kernel, respectively, at $1.75 per kernel pound processing fee. During the third quarter of 2014, following processing of our nuts and receipt of kernel from MacFarms, we became concerned that MacFarms was not delivering the quantity of kernel to us as agreed. We will be seeking compensation from them for their failure to deliver saleable kernel. As the amount and likelihood of collection has not yet been determined, no amount related to this claim has been recorded.

Because of the processing issue with MacFarms, on July 14, 2014, the Partnership entered into a Macadamia Nut Purchase Agreement (the “2014 Short-Term Agreement”) with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), a subsidiary of the Hershey Company, effective July 1, 2014 through October 31, 2014, which requires the Partnership to sell and Mauna Loa to purchase a minimum of 4 million pounds of wet-in-shell (“WIS”) macadamia nuts adjusted to 20% moisture and 30% kernel recovery at $1.00 per pound. The 2014 Short-Term Agreement is in addition to the existing nut purchase agreement the Partnership has with Mauna Loa, which is a three-year agreement expiring on December 31, 2014 (“ML Contract C”). We did not extend the 2014 Short-Term Agreement, as following the completion of our Drying Plant, we intend to retain all available nut production for use in our branded products segment.

On August 7, 2014, tropical storm Iselle made landfall on the island of Hawaii with high winds and heavy rain. Tree loss sustained by the Partnership amounted to less than 1% of our total orchards, but the winds and heavy rain caused increases in immature nut drop and mature nut loss due to storm run-off. The storm also caused harvesting delays, reduced fall production and nut quality and increased harvesting costs. The tropical storm adversely affected production in the third quarter, and we expect it will adversely affect production for the remainder of the crop year ended June 30, 2015. We expect to incur a total of approximately $250,000 of rehabilitation costs to replant the trees lost in the storm. We have applied for federal assistance, which is capped at $200,000 per claimant and would only be available for the rehabilitation of our orchards.

In September 2014, we executed a Tenth Amendment to Revolving Loan Promissory Note and a Seventh Amendment to Fourth Amended and Restated Credit Agreement with our existing lender American AgCredit, PCA (“AgCredit”). The amendments changed the maturity date on the revolving loan from October 1, 2014 to December 15, 2014. The Partnership is currently working with AgCredit on securing a new two-year revolving credit facility with increased limits to provide for its future working capital needs and anticipates having this available by year end.

Our Operations

We have two reportable segments – the orchards segment and the branded products segment.

Our orchards segment derives its revenues from the sale of WIS macadamia nuts grown in orchards owned or leased by the Partnership, the sale of macadamia nut kernel to Royal and revenues from the farming of macadamia orchards owned by other growers. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30 with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occur during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/nut-set-season.

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

Factors that May Affect Our Results of Operation

Our business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December. Historically, a substantial portion of our revenues occur during our third and fourth quarters. We generally experience lower revenues during our first and second quarters and may incur losses in these quarters. In addition, weather conditions may affect yields and delay harvesting from December into January, which may result in a fiscal year with lower than normal revenues. Due to the seasonality of our business, a significant amount of working capital is required for much of the harvesting season.

Our business is impacted by weather. Poor flowering due to higher than normal temperatures and poor nut set caused by a drought at our Ka’u orchards in 2013 resulted in lower nut production. In August 2014, tropical storm Iselle caused damages to our orchards, adversely affecting production in the third quarter and for the June 30, 2015, crop year. Rainfall at our Ka’u orchards through the first nine months of 2014 has been approximately 140% of the annual average. Adverse weather may continue to negatively affect our production and results of operations.

From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production to Mauna Loa pursuant to various agreements with Mauna Loa. On August 1, 2010, we assumed three long-term agreements expiring in 2029, 2078 and 2080 with Mauna Loa under which all macadamia nuts produced from the orchards acquired from the International Air Service Co., Ltd. (“IASCO”) (which represented approximately 16% of our production in 2013) must be sold to and purchased by Mauna Loa at a predetermined price, which is established on an annual basis. In addition, on January 31, 2011, we entered into three nut purchase contracts with Mauna Loa for the sale of the balance of our production (i.e., production from properties excluding the IASCO orchards), which represented approximately 84% of our production in 2011, with approximately one-third of such production covered by a one-year agreement that expired December 31, 2012 (“ML Contract A”), one-third of such production covered by a two-year agreement that expired December 31, 2013 (“ML Contract B”), and one-third of such production covered by the ML Contract C expiring December 31, 2014, each at a fixed price. We and Mauna Loa have not extended any of the ML Contracts. The ML Contract A and ML Contract B expired December 31, 2012 and 2013, respectively, and the ML Contract C will expire by its terms on December 31, 2014. Following the expiration of nut purchase contracts with Mauna Loa in December 2012 and 2013, nuts that previously were sold to Mauna Loa have been retained to build inventory levels for our branded products or to sell in bulk kernel form with the exception of the WIS nuts sold pursuant to the 2014 Short-Term Agreement. We expect to use all of our nuts, except those grown in our IASCO orchards, for our branded products segment commencing in 2015. We do not generate revenue with respect to the nuts retained for our products until the branded product is sold, which could take three to nine months longer compared to selling WIS nuts; however, branded products revenues should be generated more evenly throughout the year, thereby reducing the seasonality of our revenues.

Under the IASCO agreements, we are paid based on WIS pounds, at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties in the third quarter of each year. The NASS did not provide a final report for the crop year ended June 30, 2013, due to federal budget cuts. Accordingly, for the crop year ended June 30, 2013, we and Mauna Loa agreed upon $0.80 per WIS pound for the NASS price component, which was based on a preliminary NASS report. The final nut price published by NASS, for the crop year ended June 30, 2014, is $0.87 per WIS pound. In the third quarter of 2014, we recorded additional nut revenue of $138,000 from the production from the IASCO orchards, including $89,000 on the production of 2.8 million WIS pounds from the IASCO orchards recorded in 2013 and $49,000 on 1.6 million WIS pounds produced in the first half of 2014 (the “IASCO Price Adjustment”).

Significant Factors Affecting Comparability

The results of operations for the three and nine months ended September 30, 2014, are not comparable to the results for the three and nine months ended September 30, 2013, for a variety of reasons, including:

-	termination of the ML Contract A and ML Contract B resulted in a decrease in revenues for our orchard segment and an increase in revenues for our branded products segment;

-	termination of the Mauna Kea orchard lease on June 30, 2014 and sale of trees to the landlord resulted in a loss of production in the third quarter and a non-cash loss of $1.8 million;

-	tropical storm Iselle in August 2014 caused damages to our orchards and adversely affected production;

-	the 2014 Short-Term Agreement and the IASCO Price Adjustment (defined below) resulted in an increase in average selling prices; and

-	the MacFarms processing issue impacted our cost of goods sold and reduced our raw materials inventory levels.

See “Recent Developments” and “Results of Operations – Orchards Segment” below for more information.

In addition, effective at the end of 2013, we changed the way we report our business segments to align them with the way management evaluates and makes decisions concerning the allocation of resources and the assessment of performance. Previously, farming operations were shown as a separate segment but are now incorporated in the orchards segment. For financial reporting purposes, 2013 information has been presented based on the new segment reporting structure.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiaries, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2013 Annual Report on Form 10-K.

Results of Operations

Revenues, Cost of Goods and Services Sold and Gross Profit

For the three and nine months ended September 30, 2014, net revenue increased $638,000 (15%) and $4.1 million (59%), respectively, compared with the same periods in 2013. These increases were attributable to net revenue generated from our branded products segment, which increased 155% and 441%, respectively, for the three and nine month periods ended September 30, 2014, compared with the same periods in 2013, and from higher nut selling prices in our orchards segment, resulting from the 2014 Short-Term Agreement and the IASCO Price Adjustment.

Our cost of goods and services sold increased 18% and 53% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 as a result of increased harvesting costs from tropical storm Iselle and inventory write-offs and provisions for inventory obsolescence and shrink as a result of the MacFarms processing issue and increased sales growth.

For the three months ended September 30, 2014, we sustained a gross profit loss of $154,000 and a margin of -3.1% compared to gross profit of $5,000 and a gross profit margin of 0.1% for the same period in 2013, primarily as a result of higher nut prices, resulting from the 2014 Short-Term Agreement and a 9% increase in price for the nuts produced by our IASCO orchards, offset by additional slotting fees and trade discounts spent and higher cost of goods sold. For the nine-month period ended September 30, 2014, gross profit increased $527,000, or 264%, compared to the same period in 2013. As a result of branded product sales growth, we earned gross profit of $727,000 for the nine-month period ended September 30, 2014, with $698,000 generated from our branded segment. Gross profit margin was 6.6% and 2.9% for the nine-month periods ended September 30, 2014 and 2013, respectively.

Orchards Segment

The orchards segment consists of two reporting units − macadamia nut sales and contract farming.

The table below shows sales, costs of sales and gross profit for each of the two reporting units in the orchards segment for the three and nine months ended September 30, 2014 and 2013.

(in thousands, except percentages)	September 30, 2014		September 30, 2013		$ Change	% Change
Three months ended
Macadamia Nut:
Macadamia nut sales	$3,386	100%	$3,391	100%	$(5)	0%
Cost of macadamia nut sales	3,569	105%	3,502	103%	67	2%
Gross profit loss	$(183)	-5%	$(111)	-3%	$(72)	65%
Contract Farming:
Contract farming revenue	$532	100%	$570	100%	$(38)	-7%
Cost of contract farming	508	95%	542	95%	(34)	-6%
Gross profit	$24	5%	$28	5%	$(4)	4%
Total revenues	$3,918	100%	$3,961	100%	$(43)	-1%
Total cost of revenues	4,077	104%	4,044	102%	33	1%
Total gross profit loss	$(159)	-4%	$(83)	-2%	$(76)	92%

Nine months ended
Macadamia Nut:
Macadamia nut sales	$5,260	100%	$4,805	100%	$455	9%
Cost of macadamia nut sales	5,294	101%	4,614	96%	680	15%
Gross (loss) profit	$(34)	-1%	$191	4%	$(225)	-118%
Contract Farming:
Contract farming revenue	$913	100%	$1,231	100%	$(318)	-26%
Cost of contract farming	850	93%	1,156	94%	(306)	-26%
Gross profit	$63	7%	$75	6%	$(12)	-16%
Total revenues	$6,173	100%	$6,036	100%	$137	2%
Total cost of revenues	6,144	100%	5,770	96%	374	6%
Total gross profit	$29	0%	$266	4%	$(237)	-89%

Macadamia nut sales decreased slightly for the three months ended September 30, 2014 as compared to the same period in 2013, due to 500,000 less pounds sold and lower recovery levels, which were partially offset by higher selling prices. In the third quarter 2014, 3.4 million WIS pounds were sold to Mauna Loa under the terms of the 2014 Short-Term Agreement at $1.00 per adjusted WIS pound, resulting in $2.2 million in revenue. For the nine months ended September 30, 2014, nut sales increased by $455,000 as compared to the same period in 2013, due to the sale of additional nuts to Mauna Loa, higher selling prices on production from the IASCO orchards and the IASCO Price Adjustment.

Contract farming revenue depends on the number of producing acres, yield per acre and farming costs.  Contract farming revenue for the three and nine months ended September 30, 2014, decreased by $38,000 and $318,000, respectively, as compared to the same periods in 2013. The lower revenue for the three months ended September 30, 2014, resulted from lower production from contract farmed orchards, which reduced revenue from harvesting operations by $51,000; lower irrigation costs due to higher rainfall, which reduced billings for charges by $49,000; and lower overhead allocation of $6,000. These amounts were offset by higher billings for charges related to storm damage costs of $44,000 and higher cultivation costs of $24,000. The lower revenue for the nine months ended September 30, 2014, as compared to the same period in 2013, resulted from lower production from contract farmed orchards, which reduced revenue from harvesting operations by $129,000; a reduction in planned re-planting due to the lack of service provider availability, which reduced revenue by $71,000; and lower irrigation costs due to higher rainfall, which reduced billings for charges by $52,000. These amounts were offset by higher billings for charges related to storm damage costs and other farming services of $54,000. For the nine months ended September 30, 2014, billings for administrative charges were lower by $120,000 as a result of lower contract farming costs.

During 2014, we have contracted to sell one-third of our nut production (excluding production from the IASCO orchards) to Mauna Loa pursuant to ML Contract C. Under the provisions of ML Contract C, we will be paid $0.77 per adjusted WIS pound in 2014 for the production sold to Mauna Loa. We had intended to keep all of the production previously covered by ML Contract A and ML Contract B (the “2014 Available Production”) to manufacture our branded products. Because of the MacFarms processing issues discussed above, we entered into the 2014 Short-Term Agreement to sell 4.0 million pounds of WIS nuts to Mauna Loa from July 14, 2014, to October 31, 2014, representing approximately 36% of the 2014 Available Production, for $1.00 per adjusted WIS pound. The remaining 64% of 2014 Available Production will be retained as inventory for our branded products. We have not extended the 2014 Short-Term Agreement. In 2013, 66% of our production, excluding production from the IASCO orchards, was sold to Mauna Loa under the terms of ML Contract B and ML Contract C.

Since we sold all of our 2014 fall WIS production through October 2014 to Mauna Loa, our work-in-process inventory as of September 30, 2014, decreased to $3,000 compared with $2.1 million at December 31, 2013 and $993,000 at September 30, 2013. We believe that our production going forward (barring unforeseen events like another tropical storm) should provide enough nuts for our branded products segment.

For the three and nine months ended September 30, 2014 and 2013, nut production, nut prices and nut revenues were as follows:

	Nut Purchase Contract Production
Nuts harvested (000’s pounds)	Non-IASCO Orchards Based on Adjusted WIS Pounds	IASCO Orchards Based on WIS Pounds	Total Sold per Nut Purchase Contracts	Non-Contract Production Retained by Partnership	Total Production
Three months ended September 30, 2014
WIS pounds	4,914	425	5,339	-	5,339
Adjust for WIS @ 20% SK/DIS @ 30%	(1,740)	-	(1,740)	-	-
Adjusted WIS pounds	3,174	425	3,599	-	-
Nut price (per adjusted WIS pound)	$0.9294	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	0.7012	-	-	-
Net nut sales ($000’s)	$2,950	$298	$3,248	$-	$-
Qtr 1 & 2 nut revenue adjustment		49	49
Prior year nut revenue adjustment	-	89	89	-	-
Total nut sales ($000’s)	$2,950	$436	$3,386	$-	$-
Price per WIS pound (Net nut sales)	$0.6003	$0.7012	$0.6084	$-	$-
Three months ended September 30, 2013
WIS pounds	4,942	900	5,842	2,033	7,875
Adjust for WIS @ 20% SK/DIS @ 30%	(1,484)	-	(1,484)	-	-
Adjusted WIS pounds	3,458	900	4,358	-	-
Nut price (per adjusted WIS pound)	$0.7700	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	0.7578	-	-	-
Net nut sales ($000’s)	$2,663	$682	$3,345	$-	$-
Qtr 1 nut revenue adjustment		5	5
Prior year nut revenue adjustment	-	41	41	-	-
Total nut sales ($000’s)	$2,663	$728	$3,391	$-	$-
Price per WIS pound (Net nut sales)	$0.5389	$0.7578	$0.5726	$-	$-
Nine months ended September 30, 2014
WIS pounds	5,809	2,056	7,865	1,332	9,197
Adjust for WIS @ 20% SK/DIS @ 30%	(1,921)	-	(1,921)	-	-
Adjusted WIS pounds	3,888	2,056	5,944	-	-
Nut price (per adjusted WIS pound)	$0.9002	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	0.8127	-	-	-
Net nut sales ($000’s)	$3,500	$1,671	$5,171	$-	$-
Prior year nut revenue adjustment	-	89	89	-	-
Total nut sales ($000’s)	$3,500	$1,760	$5,260	$-	$-
Price per WIS pound (Net nut sales)	$0.6025	$0.8127	$0.6575	$-	$-
Nine months ended September 30, 2013
WIS pounds	6,342	1,569	7,911	2,791	10,702
Adjust for WIS @ 20% SK/DIS @ 30%	(1,743)	-	(1,743)	-	-
Adjusted WIS pounds	4,599	1,569	6,168	-	-
Nut price (per adjusted WIS pound)	$0.7700	$-	$-	$-	$-
Nut price (per WIS pound, IASCO only)	-	0.7795	-	-	-
Net nut sales ($000’s)	$3,541	$1,223	$4,764	$-	$-
Prior year nut revenue adjustment	-	41	41	-	-
Total nut sales ($000’s)	$3,541	$1,264	$4,805	$-	$-
Price per WIS pound (Net nut sales)	$0.5583	$0.7795	$0.6022	$-	$-

For the three months ended September 30, 2014 and 2013, the Partnership produced 5.3 million and 7.9 million WIS pounds, respectively, a decrease of 32%.  Total production for the nine months ended September 30, 2014 was 9.2 million compared with 10.7 million for the same period in 2013, a decrease of 14%.  The decrease in production for the three and nine months ended September 30, 2014, was primarily due to the sale of our Mauna Kea orchard in June 2014, which resulted in 2014 third quarter lost production of 658,000 pounds, issues with the timing of nut development and drop, poor flowering and nut set, and damage sustained from tropical storm Iselle. Due to high winds and heavy rain from tropical storm Iselle, we sustained tree losses representing less than 1% of our orchards and suffered increases in premature nut drop and mature nut loss due to storm run-off. The storm also caused harvesting delays, reducing fall production and nut quality. In the third quarter, after determining that it had a sufficient supply of kernel, the Partnership sold all its production. Once the Drying Plant is operational, we plan to retain all non-contract production.

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

Cost of orchard sales for the three and nine months ended September 30, 2014, is based on the current standard cost of $0.64 per WIS pound compared with an estimated standard cost of $0.58 for the same periods in 2013. The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The higher 2014 standard cost is based on higher projected costs related to pest control, wages, employee benefits, and fertilizer and the expected lower annual production in 2014 due to damages sustained from tropical storm Iselle. The deferred farming balance will be fully absorbed by production at the end of the calendar year.

We have pending crop insurance claims due to several orchards producing below average yields for the crop years ended June 30, 2014 and 2013. In addition, we have made a rehabilitation claim for federal assistance for damage sustained as a result of tropical storm Iselle. Any proceeds from insurance or rehabilitation claims will be recognized when the amounts are received.

Branded Products Segment

In the third quarter of 2012, we established our branded products segment, which derives its revenues from the sale of bulk kernel and two product lines of better for you macadamia nut snacks sold under the Royal HAWAIIAN ORCHARDS® brand name and reported under Royal. Royal’s net revenues, cost of branded products and gross profit are shown in the following table:

(in thousands, except percentages)	September 30, 2014		September 30, 2013		$ Change	% Change
Three months ended
Branded product net revenue	$1,119	100%	$438	100%	$681	155%
Cost of branded products	1,114	100%	350	80%	$764	218%
Gross profit	$5	0%	$88	20%	$(83)	-94%
Nine months ended
Branded product net revenue	$4,896	100%	$905	100%	$3,991	441%
Cost of branded products	4,198	86%	971	107%	$3,227	332%
Gross profit	$698	14%	$(66)	-7%	$764	-1158%

Net revenue for the three and nine months ended September 30, 2014, increased $681,000 (155%) and $4.0 million (441%), respectively, as compared to the same periods in 2013. Higher revenues resulted from increased sales of our branded products and an increase in the quantity of bulk nut sales. For the three and nine months ended September 30, 2014, branded product gross revenue totaled $897,000 and $2.6 million, respectively, compared to $465,000 and $1.1 million, respectively for the same periods in 2013. Bulk sales amounted to $469,000 and $3.1 million, respectively for the three and nine months ended September 30, 2014 compared to bulk sales of $54,000 for both the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, slotting fees amounted to $179,000 and $524,000, respectively, as compared to prior period amounts of $40,000 and $147,000, respectively. Trade and sales discounts amounted to $68,000 and $226,000 for the three and nine months ended September 30, 2014, compared to $40,000 and $115,000, respectively, for the same periods in 2013. Slotting fees and discounts are accounted for as components of net revenue and effectively reduce revenues in the branded product segment. We continue to increase our revenues from our branded product segment by increasing penetration of mainstream grocery and mass merchandiser channels, improving product placement in stores, developing new products in our key category and making existing products more attractive to the health conscious consumer. We have used, and plan to continue using, slotting fees and discounts to grow sales and enter new markets. We currently have commitments for, or are supplying our products to, over 9,700 stores in the United States and Canada.

During the three and nine months ended September 30, 2014, the cost of branded product sales increased to $1.1 million (a 218% increase) and $4.2 million (a 332% increase), respectively, from $350,000 and $1.0 million for the three and nine months ended September 30, 2013, respectively. The increase in cost of branded product sales was due to the increased volume of sales discussed above and the recording of provisions for inventory obsolescence and shrink of $56,000, offset by lower product costs. In 2014, we utilized our own kernel in our branded products, whereas in 2013, we purchased kernel from third-parties. Utilizing our own kernel during 2014 resulted in reductions in our product costs of approximately 23%.

For the three months ended September 30, 2014 and 2013, gross profit was $5,000 and $88,000, respectively. Our gross profits decreased during the three months ended September 30, 2014, compared to the same period in 2013 due to a reduction in sales from $162,000 more in slotting fees and trade discounts, higher cost of branded product sales and lower margins earned on bulk nut sales. For the nine months ended September 30, 2014 and 2013, gross profit was $727,000 and $200,000, respectively. Gross profit for the nine months ended September 30, 2014, increased substantially over the same period in 2013 due to increased sales and lower product costs. In addition, slotting fees and promotional discounts as a percentage of net revenue were substantially lower for the nine months ended September 30, 2014, as compared to the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2014, were $1.1 million, compared to $1.0 million for the three months ended September 30, 2013. Continued growth of the branded products segment resulted in an increase of $209,000 in Royal’s SG&A, which was offset by decreased SG&A in the orchards segment primarily related to reductions in salary and benefit costs of $160,000 and a decrease of $49,000 in other administrative costs. Our SG&A for the nine months ended September 30, 2014, increased to $3.1 million from $2.9 million during the same period of 2013 as a result of the investment we made in growing our branded products segment and adding headcount to support such growth. A portion of our SG&A is variable with volume, including freight and warehousing expenses and commissions paid to brokers; therefore, the increase in the quantity of branded products we sold resulted in higher freight and warehousing expenses during 2014. For the three and nine months ended September 30, 2014, freight and warehousing costs increased $79,000 (101%) and $196,000 (91%), respectively, compared to the same periods in 2013. In addition, we continued to make investments in marketing to encourage trial of our products, promote awareness of our brand and compete effectively against similar brands. The $179,000 increase period-over-period was attributable to higher SG&A in our branded products segment increases of $356,000 for general and administrative expenses and $311,000 for selling and marketing expenses, attributable to hiring sales personnel and increased distribution costs due to sales volume increases. The increased SG&A in our branded products segment were partially offset by expense reductions in the orchards segment, mainly due to (i) no severance pay during the nine months ended September 30, 2014, compared to severance of $251,000 incurred in the same period in 2013, (ii) reductions in salary and benefit costs of $146,000, (iii) lower director fees and travel expenses of $77,000, and (iv) a decrease of $15,000 in other administrative costs. For the three and nine months ended September 30, 2014, SG&A as a percentage of net revenues decreased due to overall leverage resulting from strong sales growth.

Net Gain (Loss) on Sale of Property

For the nine months ended September 30, 2014, losses on the disposition of property and equipment were $1.9 million, including a loss of $1.8 million resulting from the sale of the Mauna Kea orchard following the termination of the orchard lease. This is compared to gains on the disposition of assets amounting to $2,000 and $85,000 for the three and nine months ended September 30, 2013, respectively.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 decreased to $108,000 and $387,000, respectively, compared to interest expense of $169,000 and $454,000 for the three and nine months ended September 30, 2013, respectively. The decrease during both periods in 2014 was attributable to lower outstanding balances on our term loan and lower outstanding average balances on our revolving credit facility.

Other Income and Expenses

Other expenses of $107,000 for the three months ended September 30, 2014, were attributable to costs incurred for the repair of damages sustained by tropical storm Iselle. Other expenses of $27,000 for the nine months ended September 30, 2014, were attributable to storm cost repairs offset by other income of $80,000 from a patronage dividend received from AgCredit in March 2014. Other income of $106,000 recorded for the nine months ended September 30, 2013, was attributable to a patronage dividend from AgCredit.

Net Loss

For the three and nine months ended September 30, 2014, the Partnership incurred net losses of $1.4 million and $4.7 million, respectively, compared to net losses of $1.2 million and $3.0 million, respectively, for the same periods in 2013. The increase in the net loss for the three months ended September 30, 2014, resulted from higher costs of goods sold resulting from tropical storm Iselle and the MacFarms processing issue and higher Other Expenses related to damages associated with the storm. The increase in the net loss for the nine months ended September 30, 2014, was attributable to higher costs of goods and services sold (due to higher standard cost per WIS pound) and a $1.8 million non-cash loss on the sale of property from the sale of trees at our Mauna Kea orchard following the termination of our Mauna Kea orchard lease during the second quarter of 2014.

Income Taxes

We are subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on our gross profit. For the three months ended September 30, 2014, we recognized an income tax benefit of $11,000 compared to income tax expense of $3,000 for the same period in 2013. For the nine months ended September 30, 2014, income tax expense amounted to $5,000 compared to $21,000 for the same period in 2013.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and state tax rates ranging from 6.4% to 8.84% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset on Royal’s net operating loss carry-forwards (“NOLs”) at September 30, 2014, was $2.1 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of these NOLs.

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

	September 30,	December 31,
(in thousands)	2014	2013
Cash and cash equivalents	$657	$205
Accounts receivable	3,169	3,827
Inventories	2,903	4,658
Accounts payable	1,003	636
Accrued payroll and benefits	770	1,275
Working capital (1)	6,836	155

(1)     Working capital consists of total current assets less total current liabilities.

The working capital increase as of September 30, 2014, was driven by the proceeds obtained from a rights offering completed on February 6, 2014. We have used the net proceeds to repay indebtedness incurred to fund working capital needs; fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; provide bridge financing for our Drying Plant until permanent financing is obtained; build our raw materials and finished goods inventory; extend the revenue cycle of harvested macadamias; extend credit to our customers; and for general partnership purposes. Additionally, we have a $5 million revolving credit facility with AgCredit, which is now available through December 15, 2014, and we are currently negotiating with AgCredit to secure a two-year revolving credit facility with similar terms and increased limits. See “Recent Developments.” We anticipate that our cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our operating expenses for the next 12 months.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	September 30,
(in thousands)	2014	2013
Nine months ended
Cash and cash equivalents at beginning of period	$205	$261
Net cash used in operating activities	(1,246)	(3,282)
Net cash provided by (used in) investing activities	(772)	853
Net cash provided by financing activities	2,470	2,314
Cash and cash equivalents at end of period	$657	$146

Operating Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2014, decreased by $2.0 million compared to the same period in 2013. The decrease in cash used for operating activities resulted from increased sales from our branded product segment, which mitigates a portion of the seasonality effects of our orchards segment by generating cash during times when we traditionally borrowed from our revolving line of credit.

Investing Cash Flow

Cash received from investing activities in the nine months ended September 30, 2014 consisted of the receipt of proceeds of $1.5 million from the sale of trees upon early termination of the Mauna Kea orchard lease, which was partially offset by the investment of $2.3 million for the construction of our Drying Plant. We estimate total expenditures for the project will be $3.0 million. During the same period in 2013, we received net proceeds of $1.1 million after the payment of costs and fees of $145,000 from the sale of 2,750 acres of unusable land, which was partially offset by the purchase of equipment for $258,000.

Financing Cash Flow

Financing activities for the nine months ended September 30, 2014, consisted of borrowings of $2.3 million under our revolving credit facility and the receipt of net proceeds in the period of approximately $9.07 million from completion of our subscription rights offering in February 2014, which were partially offset by the use of $8.2 million to pay down our revolving credit facility with AgCredit in order to reduce our interest costs and $700,000 to make regularly scheduled payments on our term loan.

Financing activities in the nine months ended September 30, 2013, consisted of borrowings of $6.0 million under our revolving credit facility, which were offset by the use of $2.8 million to pay down the revolving credit facility, $700,000 to make regularly scheduled payments on our term loan, and $150,000, or $0.02 per Unit, to make a cash distribution to unitholders of record as of March 29, 2013. As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so. No distributions were declared during the nine-month period ended September 30, 2014.

Capital Expenditures

As part of our vertical integration strategy and to obtain better control over and reduce our long-term costs, we commenced the designing and construction of the Drying Plant in the fourth quarter of 2013. We anticipate that the Drying Plant will be operational before the end of November 2014. For the three and nine months ended September 30, 2014, we incurred expenditures of $946,000 and $2.3 million for the construction of our Drying Plant. We plan to incur an additional $800,000 in capital expenditures during the fourth quarter for completion of the Drying Plant and other expenditures. We estimate total expenditures for the Drying Plant will be $3.0 million and are negotiating a $3.0 million term loan to finance the costs incurred on its construction. The Partnership anticipates having the term loan in place in the fourth quarter of 2014. Upon completion in November 2014, our Drying Plant will have the capacity to dry all of the nuts previously covered by the ML Contract A and ML Contract B. In 2015, we plan to expand the capacity of the Drying Plant to process the production covered by the ML Contract C at a cost of approximately $2.0 million.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	payment or nonpayment of distributions;
●	impact of new accounting standards;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality;
●	timing of the recognition of deferred farming costs;
●	valuation allowance related to our deferred tax asset;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of nuts that will be retained for use in our branded products;
●	estimates of damage sustained from tropical storm Iselle and recovery from federal assistance;
●	impact of branded product sales on the seasonality of our revenues;
●	production;
●	increase in revenues from our branded products segment;
●	plans to use slotting fees and other promotional activities and their impact on revenues;
●	growth, innovation and responsiveness of our branded products segment;
●	future economic performance;
●	industry trends;
●	sufficiency of cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility to fund working capital needs and debt services requirements;
●	plans regarding our revolving credit facility;
●	the date our new Drying Plant is expected to be operational and plans to expand its capacity;
●	plans to process nuts outside of Hawaii;
●	compliance with the 2013 COSO Framework;
●	amount and funding of capital expenditures including our Drying Plant; and
●	claims against MacFarms

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in such statements. Factors that could cause actual results to differ from our expectations discussed in such forward-looking statements include, without limitation, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the risks associated with the following:

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Principal Financial Officer of the Managing Partner, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Financial Reporting

No changes were made to internal control over financial reporting during the period covered by this report that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (the “2013 COSO Framework”). Originally issued in 1992 (the “1992 COSO Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 COSO Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 COSO Framework. As of September 30, 2014, we have initiated the process to transition to the 2013 COSO framework.

Part II – Other Information

Item 6.     Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description
10.1	Tenth Amendment to Revolving Loan Promissory Note dated September 30, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 1, 2014)

10.2	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated September 30, 2014 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 1, 2014)

11.1	Statement re: Computation of Net Loss per Class A Unit

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the quarter and nine months ended September 30, 2014, filed on November 14, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: November 13, 2014		By: /s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jon Y. Miyata
Jon Y. Miyata
Principal Accounting Officer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer