Form 10-K
period 2014-12-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2015-03-31
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting equity (consisting of Class A Units) held by non-affiliates as of June 30, 2014, was $9,778,607 based on the last reported sales price on the OTCQX on that date of $2.92 per Unit.

The number of outstanding Class A Units as of March 27, 2015, was 11,100,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in or incorporated by reference into this prospectus are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “estimate,” “expect,” “plan,” “intend,” “target” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	expected costs to produce kernel;
●	renewal of trademark;
●	ability to pass along increased costs;
●	improvement in gross margins;
●	future economic performance;
●	water needs of maturing orchards and effects on production of insufficient irrigation;
●	industry trends;
●	use of nut-in-shell inventories for manufacture of branded products;
●	relations with employees;
●	plans with respect to phase 2 of drying plant, including capacity and completion date;
●	assumptions impacting expenses and liabilities related to our pension obligations;
●	anticipated contributions to our pension plan;
●	lower yields and cash flows from newer orchards;
●	anticipated nut production;
●

expansion plans for the branded products segment, including gaining greater shelf space, increasing market share, the number of stores we expect to be in by the end of 2015 and introduction of new products;

●	anticipated increase in slotting fees and impact on results of operations;
●	estimated amount of working capital needed to fund expansion plans;
●	seasonality of nut production and sales of branded products;
●	our ability to engage third parties to process our nuts and the cost of such processing;
●	our ability to sell or find replacement buyers for nut production no longer subject to nut purchase contracts;
●	factors that influence consumer purchases;
●	consumer demands regarding food standards and their impact on our costs and operating results;
●	potential loss of shelf space;
●	reliance on two manufacturers;
●	delays in production or delivery of nuts;
●	use of herbicides, fertilizers and pesticides;
●	a lessor’s exercise of its contractual right to take back orchards; and
●	impact of new accounting rules.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	the factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K;
●	changing interpretations of accounting principles generally accepted in the U.S.;
●	outcomes of litigation, claims, inquiries or investigations;
●	world market conditions relating to macadamia nuts;
●	the weather and local conditions in Hawaii affecting macadamia nut production;
●	legislation or regulatory environments, requirements or changes adversely affecting our businesses;
●	general economic conditions;
●	geopolitical events and regulatory changes;
●	our ability to retain and attract skilled employees;
●	our success in finding purchasers for our macadamia nut production at acceptable prices;
●	increasing competition in the snack food market;
●

the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with manufacturers, nut processors, co-packers, and distributors;

●	market acceptance of our products in the branded segment;
●	the availability and cost of raw materials;
●	changes in fuel and labor costs;
●	nonperformance by our largest customer; and
●	our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Part I

Item 1.	BUSINESS OF THE PARTNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized under the laws of the State of Delaware in 1986. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”), which is a wholly owned subsidiary of the Partnership. On October 1, 2012, the Partnership changed its name from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. to better enable the Partnership to brand its products. Royal Hawaiian was the original brand name used to market the macadamia nuts grown from 1946 until 1973 on the acreage that now comprises our orchards. Branded product sales are made through the Partnership’s wholly owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”). Unless the context otherwise requires, Royal Hawaiian Orchards, L.P. and its subsidiaries are referred to in this report as the Partnership and “we.”

Our principal executive offices are located at 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720 and our telephone number is (808) 969-8057. Our Depositary Units Representing Class A Units of Limited Partnership Interests (“Units”) are currently traded on the OTCQX platform under the symbol “NNUTU.”

Overview

We are a vertically integrated producer, marketer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 4,744 tree acres of orchards that we own or lease in two locations on the island of Hawaii. We also farm approximately 1,047 tree acres of macadamia orchards in Hawaii for other orchard owners.

The Partnership was formed as an MLP in 1986 owning macadamia nut orchards on owned and leased land. Vertical integration of our business began in 2000 with the acquisition of farming operations from subsidiaries of C. Brewer and Company, Ltd. In 2012, we moved toward further vertical integration by beginning to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®. In 2014, we completed construction of the first phase of our drying facility, which allows us more control over processing our nuts.

Business Segments

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Information concerning industry segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Orchards Segment

The orchards segment grows and farms macadamia nuts for sale Wet-In-Shell (“WIS”), for sale to our branded products segment and on a contract basis for other orchard owners. The segment also includes the processing of macadamia nut to kernel for our branded products segment.

From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), pursuant to various agreements with Mauna Loa. Since 2013, we have reduced the number of pounds that we have sold to Mauna Loa and as of January 1, 2015, only three long-term agreements remain, which represented approximately 21% and 16% of our production in 2014 and 2013, respectively.

Nuts to be retained by us for use in our branded products segment will be dried and then sent to a processor for shelling. In November 2014, the Partnership completed the construction of the first phase of its drying facility located in the Ka’u district of the Big Island, near our producing orchards, and we began drying a portion of our WIS nuts harvested from our orchards. The second, and last, phase of the drying plant will commence in 2015, giving us the ability to dry all of our nuts that are not sold WIS.

Competition. In addition to the State of Hawaii, mature macadamia nut orchards are located in Australia, Africa, and Central and South America. For the 2014 world crop, Hawaii supplied 9.0%, Australia supplied 30.6%, South Africa supplied 30.1% and other parts of Africa, and Latin and South America supplied the remaining 30.3%. In 2014, we supplied about 42% of the Hawaiian crop from its orchards. The orchards we farm for others supplied about 18% of the Hawaiian crop.

Macadamia Farming. Through June 30, 2014, we farmed approximately 5,070 tree acres of macadamia nut orchards. Following the termination of the lease for our Mauna Kea orchard effective June 30, 2014, owned or leased tree acreage decreased to 4,744 acres. Through December 30, 2014, the Partnership farmed 1,100 tree acres of macadamia orchards owned by others under farming contracts. Following the termination of a farming contract for orchards located in the area of the Mauna Kea orchard effective January 1, 2015, farming of macadamia orchards owned by others under farming contracts decreased to 1,047 acres.

All orchards are located in two separate regions on the island of Hawaii (“Keaau” and “Ka’u”). Because each region has different terrain and weather conditions, farming methods vary somewhat among the locations.

Branded Products Segment

In 2012, we commenced marketing branded products under the ROYAL HAWAIIAN ORCHARDS® brand name. As of December 2014, our branded products were in approximately 10,000 grocery, natural foods and mass merchant stores nationwide. Key elements of our branded product strategy are as follows:

Capitalize on the Health Benefits of Macadamia Nuts. Our strategy is to capitalize on consumers’ views of nuts as a healthy snack that can command prices above traditional mass-marketed products. According to research conducted by Mintel International, consumers view fruit and nuts as the number one and two healthiest snacks. Our products contain no artificial ingredients, contain no genetically modified organisms (“GMOs”), are gluten-free, and have no sulfites. We are leveraging the existing nutritional properties inherent in tree nuts in our line of macadamia-based healthy snacks. Our strategy is based on promoting the health benefits of macadamia nuts, which are similar to those of almonds, a food product that has achieved strong market positioning based on growing consumer awareness of associated wellness properties. As part of this strategy, the Partnership sells two product lines of better for you macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®.

Distribute Our Products through Retailers that Target Consumers who Desire Premium Healthy Snacks. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels, that target consumers with healthy eating habits and the disposable income necessary to afford premium products. In accordance with this strategy, we seek to secure product placement in mainstream aisles. We believe this leads more consumers to purchase our products. Early reaction from retailers has been positive, and we estimate that as of December 31, 2014, we have products in retail distribution in approximately 10,000 stores in the United States and expect to be in 20,000 stores by the end of 2015.

Mitigate our Exposure to Fluctuating Commodity Prices. By pursuing a branded product strategy and continuing to farm macadamia nuts, we believe that we have a pricing advantage because we are able to produce nuts from our own orchards at a relatively fixed and currently favorable cost and do not have to compete to purchase nuts from third parties. Furthermore, we believe that if wholesale market prices for macadamia nuts decline below our actual production costs, we would be better positioned to profitably sell the nuts as branded products, thereby mitigating our exposure to fluctuating market prices.

Use of Co-packers. Royal has contracted with third-party manufacturers, also known as co-packers, in California to manufacture the ROYAL HAWAIIAN ORCHARDS® branded products. Utilizing co-packers provides us with the flexibility of producing different products and the ability to develop new products quickly and economically. We selected our co-packers based on production capabilities in producing products of these types.

Customers. Royal markets its retail products to wholesale customers directly and using food brokers, and markets to consumers through Royal’s e-commerce site. The food brokers represent multiple manufacturers and are paid a percentage of sales. Royal’s customers are mainly wholesale distributors, natural food and grocery stores and specialty retailers that purchase the products under payment terms approved by Royal based on their creditworthiness. Royal’s customers resell the macadamia nut products to end-consumers in retail outlets in the United States.

Marketing Strategy. Royal’s marketing strategy focuses on building brand awareness for its brand and line of better for you macadamia snacks using social media, grassroots marketing such as sampling, public relations and participation in community events and festivals. We launched a combination website and integrated e-commerce store at www.royalhawaiianorchards.com in 2012 and also sell our products on Amazon. Royal also uses Facebook and Twitter accounts and several other strategies to build its customer base. A key marketing strategy is consistent social media presence, where Royal can connect directly with potential target consumers.

Product Distribution. We developed a product distribution network to support sales growth and provide superior customer service in an efficient manner. Distribution of our products is performed either directly from our co-packers or through a third-party distribution center. We primarily use common carriers to deliver products from these distribution points to our customers.

Competition. The snack food market is highly competitive. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than the Partnership. We believe that additional competitors will enter the markets in which we operate. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers, natural food stores and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. We compete primarily on the basis of product quality, ability to satisfy specific consumer needs (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product, and participants in our industry are engaging with new media, including customer outreach through social media and web-based vehicles, which require additional staffing and financial resources. Our largest principal competitors are Blue Diamond Growers, Diamond Foods, Paramount Farms and Mauna Loa, each of which has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we have.

Environmental Matters. Our operations are subject to various federal, state and local environmental laws and regulations. We believe the Partnership is in compliance with all material environmental regulations affecting our facilities and operations and that expending resources for continued compliance will not have a material impact on our business, financial condition or results of operations.

Research and Development. We consider research and development of new products to be a significant part of our overall philosophy, and we are committed to developing new products that incorporate macadamia nuts. As we expand our snack nut product range, we believe we can gain greater shelf space in retail stores and increase our market share. We plan to introduce convenient, on-the-go, portion-sized packages that appeal to health-conscious consumers. We believe that our innovations differentiate our products from those of our competitors, leading to increased brand loyalty and higher consumer awareness. In addition to developing new products, we are focused on improving our existing products and are making incremental improvements based on customer feedback.

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

Seasonality

While sales of our branded products are anticipated to be only slightly seasonal, with the fourth quarter of the calendar year somewhat higher, macadamia nut production is very seasonal, with the largest quantities typically being produced and then inventoried from September through November, resulting in large inventories that will be converted into finished product and sold throughout the following year.

Significant Customers

Nut Sales. From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production to Mauna Loa pursuant to various agreements with Mauna Loa. On August 1, 2010, we assumed three long-term agreements expiring in 2029, 2078 and 2080 with Mauna Loa under which all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 21% and 16% of our production in 2014 and 2013, respectively, must be sold to and purchased by Mauna Loa at a predetermined price.

In addition, on January 31, 2011, we entered into three nut purchase contracts with Mauna Loa for the sale of the balance of our production (i.e., production from properties excluding the IASCO orchards), which represented approximately 79% and 84% of our production in 2014 and 2013, respectively, with approximately one-third of such production covered by a one-year agreement that expired December 31, 2012 (“ML Contract A”), one-third of such production covered by a two-year agreement that expired December 31, 2013 (“ML Contract B”), and one-third of such production covered by a three-year agreement that expired December 31, 2014 (“ML Contract C”) (collectively “ML Contracts”), each at a fixed price. The staggered expiration dates were designed to (i) normalize the effects of market price volatility by requiring annual renegotiation of pricing for only one-third of the non-IASCO volume and (ii) allow either party to exit the relationship gradually if it chose not to renew the expiring contracts.

The Partnership and Mauna Loa have not extended any of the ML Contracts. As a result, ML Contract A, ML Contract B and ML Contract C expired December 31, 2012, 2013, and 2014 respectively.

Under the IASCO agreements, we are paid based on WIS pounds at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop year ended June 30, 2014 was $0.87 per WIS pound. In 2014, the Partnership recorded additional nut revenue of $89,000 on the production from the IASCO orchards delivered in 2013. In 2014 and 2013, the average price received from Mauna Loa per WIS pound amounted to $0.81 and $0.78, respectively. The price adjustment for 2014 production from the IASCO orchards will be calculated in the second quarter of 2015 when the NASS price of macadamia nuts is published.

On July 14, 2014, the Partnership entered into a Macadamia Nut Purchase Agreement (the “2014 Short-Term Agreement”) with Mauna Loa, effective July 1, 2014 through October 31, 2014, which required the Partnership to sell and Mauna Loa to purchase a minimum of 4 million pounds of WIS macadamia nuts adjusted to 20% moisture and 30% kernel recovery at $1.00 per pound. The Partnership sold 4 million pounds of WIS nuts under this contract and received $2.6 million. The 2014 Short-Term Agreement was in addition to ML Contract C, which expired on December 31, 2014.

Employees

As of December 31, 2014, the Partnership employed 269 people: 76 full-time employees; 186 seasonal employees; and seven part-time employees. Of the total, 21 are in farming supervision and management, 232 are in production, maintenance and agricultural operations, 14 are in accounting and administration, and 2 are in sales.

The Partnership is a party to two collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) Local 142. These agreements cover all production, maintenance and agricultural employees of the Ka’u and Keaau Orchards. On June 20, 2013, the Partnership and the ILWU Local 142 agreed to two new three-year contracts, which are effective June 1, 2013 through May 31, 2016. Although the Partnership believes that relationships with its employees and the ILWU are good, there is no assurance that the Partnership will be able to extend these agreements on terms satisfactory to them when they expire.

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

Our business, financial condition, and results of operations are subject to significant risks. We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Form 10-K and our other periodic reports filed with the Securities and Exchange Commission (the “SEC”). If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.

ROYAL HAWAIIAN ORCHARDS® products were launched in November 2012 and have a limited retail distribution history. Our future ability to grow our revenues depends upon continued sell-in and sell-through sales of these new products.

Prior to November 2012, we had never pursued the sale of macadamia nut products to customers or the sale of nuts in kernel form to others for incorporation into their products. Any adverse developments with respect to the sale of ROYAL HAWAIIAN ORCHARDS® macadamia products could significantly reduce revenues and have a material adverse effect on our ability to achieve profitability and future growth. We cannot be certain that we will be able to continue to commercialize our macadamia products or that our products will be accepted in retail markets. Specifically, the following factors, among others, could affect continued market acceptance, revenues and profitability of ROYAL HAWAIIAN ORCHARDS® snack products:

●	the introduction of competitive products into the healthy snack market;
●	the level and effectiveness of our sales and marketing efforts;
●	any unfavorable publicity regarding nut products or similar products;
●	litigation or threats of litigation with respect to these products;
●	the price of the product relative to other competing products;
●	price increases resulting from rising commodity costs;
●	regulatory developments affecting the manufacture, marketing or use of these products; and
●	the inability to gain significant customers.

There is no assurance that this effort will be successful or that we will receive a return on our investment.

We have historically depended on a single nut purchaser.

From 1986 through 2006 and from 2010 through 2012, we relied upon a single customer, Mauna Loa, to purchase all of the nuts that we produced under various nut purchase agreements, which required us to sell and Mauna Loa to buy all of our production of macadamia nuts at various prices. At December 31, 2012 and 2013, we and Mauna Loa did not extend ML Contract A and ML Contract B, respectively, and we retained part of our 2013 and 2014 crops previously covered by such contracts to support our own branded product development and marketing efforts. We entered into the 2014 Short-Term Agreement to sell 4.0 million pounds of WIS nuts to Mauna Loa from July 14, 2014 to October 31, 2014, representing approximately 46% of the crop that we had planned to retain, for $1.00 per adjusted WIS pound. Although we reduced the volume sold to Mauna Loa, Mauna Loa remains a significant customer, and any disruption of the Mauna Loa relationship could significantly adversely affect us if we are not able to find alternative purchasers of our nut production at comparable prices. We rely on Mauna Loa’s timely performance and payment under the nut purchase agreements. If Mauna Loa were to breach its obligation to pay for the macadamia nuts delivered, we would suffer substantial financial difficulty due to the loss of one of our major sources of revenue and cash flow, and we would need to seek another buyer for some or all of the nuts. Although we believe we could find other buyers for our nuts based on current market conditions, there could be delays or disruption in sales depending upon the available processing capacity and purchasing commitments of various buyers. If Mauna Loa were late in making payments to us, we could stop the delivery of macadamia nuts. However, if the WIS macadamia nuts are not husked and dried within a limited amount of time, they will deteriorate and have no commercial value. Accordingly, any cessation of shipments is only a short-term response. In order to preserve commercial value in our nut production if Mauna Loa were not making payments, we would need to process the nuts ordinarily purchased and processed by Mauna Loa. Although we have a drying facility, we may not have the extra capacity to dry the nuts that were to be purchased by Mauna Loa, and there can be no assurance that other Hawaiian processors could process the extra volume before the nuts deteriorate.

We are subject to risks relating to fixed-price and market-price nut purchase agreements.

There are three long-term agreements requiring Mauna Loa to purchase the nuts from the IASCO orchards. They expire in 2029, 2078 and 2080 and provide for market-determined prices. For the orchards other than the IASCO orchards, there was one fixed price nut purchase contract with Mauna Loa, ML Contract C, representing approximately 31% of our total production for 2014 that expired December 31, 2014. Although fixed-price contracts provide protection against adverse declines in market prices, fixed-price contracts can be disadvantageous because we may not be able to pass on unexpected cost increases as they arise or may find that the spot price for nuts materially exceeds this fixed price. On the other hand, a market-price mechanism subjects us to the risk of a decline in world macadamia nut prices, which may or may not result in a price that covers our cost of production.

We may not be able to find buyers for our nuts that were previously sold to Mauna Loa pursuant to nut purchase agreements that have expired.

Our ML Contract A with Mauna Loa expired on December 31, 2012, ML Contract B expired on December 31, 2013 and ML Contract C expired on December 31, 2014. Production that we no longer sell to Mauna Loa (estimated to be 18.5 million pounds of WIS nuts in 2015) will be utilized to make our branded products for retail distribution or processed and sold. We believe that given the current market prices for macadamia nuts, we will be able to sell or find replacement buyers for the nut production that is no longer subject to a nut purchase contract. However, there is no assurance that we can find new buyers or that such new customers will be creditworthy and able to pay for nuts delivered. If there is not sufficient demand for our branded products and we are unable to secure buyers for the nuts from the expired contracts, sales will decrease and our results of operation and financial condition will be adversely impacted.

At this time, we do not have the capacity to dry all of our nuts or the ability to process any of our nut production, which could limit our ability to contract for timely processing of nuts at an acceptable quality and cost and could require us to sell a portion of our nuts in Hawaii at prices below those that could be obtained outside of Hawaii.

Macadamia nuts are harvested wet-in-shell and will rapidly deteriorate if they are not promptly dried. Once the nuts are husked and dried, they can be shipped to customers or processors that are not on the island of Hawaii. We completed construction of the first phase of our drying facility in November 2014, which has the capacity to dry 12 million WIS pounds. The second phase is scheduled to be completed in 2015. This will give us the flexibility to consider processors and purchasers for our nuts both on and off of the island of Hawaii. If the construction of the second phase of the drying facility is not completed in a timely manner, we will need to continue to have a processor on the island of Hawaii process or purchase some of our nuts. Our current inability to dry all of our nuts, which could require us to continue to utilize third party processors in Hawaii to process or buy nuts, could have a material adverse impact on the prices that we may be able to obtain for our nuts compared to the price we could obtain if we were able to ship the nuts outside of Hawaii, and we might not be able to sell our nuts at all. Such limitation could also reduce the amount of nuts available for our branded products. Either event would have a material adverse effect on our financial condition, business and results of operations. In addition, we will be contracting with other third parties to process our nuts, but there is no assurance that we will be able to contract for the timely processing of nuts at an acceptable quality and cost. Processing nuts outside of Hawaii could also subject the Partnership to risks of damage or loss of nuts in transit.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.

We plan to dry our nuts at our new drying plant and process and manufacture into products at third-party processor and manufacturing facilities. A temporary or extended interruption in operations at any of these facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our process and manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of these facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs or in the case of our drying facility, prevent us from having sufficient nuts for our branded products business. These third parties may not be as efficient as we and our current processors and manufacturers are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.

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

Our manufacturers are required to maintain the quality of our products and to comply with our product specifications and requirements for certain certifications for food safety from third-party organizations. In addition, our manufacturers are required to comply with all federal, state and local laws with respect to food safety. However, there can be no assurance that our manufacturers will continue to produce products that are consistent with our standards or in compliance with applicable laws and standards, and we cannot guarantee that we will be able to identify instances in which our manufacturers fail to comply with such standards or applicable laws. We would have the same issue with new suppliers. The failure of any manufacturer to produce products that conform to applicable standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

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

We use herbicides, fertilizers and pesticides, some of which may be considered hazardous or toxic substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and farming operations and could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under, or in property that we currently own or lease, that we previously owned or leased, or upon which we currently or previously conducted farming operations. These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to use, sell or collateralize certain real property and result in significant fines or clean-up costs, which could adversely affect our business, financial condition and results of operations. Future environmental laws could impact our farming operations or increase our cost of goods.

Our business is subject to seasonal fluctuations.

Because we experience seasonal fluctuations in production and thus sales from our orchards, our quarterly results fluctuate, and our annual performance has depended largely on results from two quarters. Our business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December. Historically, a substantial portion of our revenues occurred during our third and fourth quarters, and we generally experienced lower revenues during our first and second quarters together with losses. Weather conditions may delay harvesting from December into early January, which may result in a fiscal year with lower than normal revenues. With the launch of our branded products business, WIS revenue continues to be highly seasonal, while branded products revenue is more evenly distributed throughout the year.

Our branded products require us to carry additional inventory, which increases our working capital needs and our reliance on generating additional income from sales or obtaining additional external financing.

Although branded products revenues are more evenly distributed throughout the year, this change has required us to carry larger quantities of inventory, increasing our working capital needs. If we are unable to generate additional working capital from product sales or obtain external financing, we may not be able to build the inventory necessary to maintain a sufficient and consistent supply of our branded products to meet customer demands, which could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

The price at which we can sell our macadamia nuts may not always exceed our cost of goods sold.

During 2014, under our nut sale contracts with Mauna Loa, we received between 60.3 and 80.6 cents per WIS pound. During 2014, our costs to farm and produce these macadamia nuts, including depreciation of the trees, varied between 58.1 cents and 72.4 cents per WIS pound (depending on the orchard) or an average of approximately 67 cents per WIS pound (exclusive of the Mauna Kea orchards sold in June 2014). As our fixed price contracts with Mauna Loa have expired and have not been renewed, we will no longer have our price set and therefore will be subject to the risk of market pricing for those nuts not used in our branded products business. Macadamia orchards are required to be cultivated and farmed in order to maintain the trees, even in years where the price at which the macadamia nuts could be sold do not cover the cost of goods sold in any specific orchard. In such event, we could suffer losses from certain orchards, and our financial performance could be adversely affected. There is no assurance that the prices of macadamia nuts in the future will exceed the costs.

Additional regulation could increase our costs of production, and our business could be adversely affected.

As an agricultural company, we are subject to extensive government regulation, including regulation of the manner in which we cultivate, fertilize and process our macadamia nuts. Furthermore, processing and selling our branded products subject us to additional regulations regarding the manufacturing, distribution, and labeling of our products. There may be changes to the legal or regulatory environment, and governmental agencies and jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our financial performance.

Many of our production costs are not within our control, and we may not be able to recover cost increases in the form of price increases from our customers.

We purchase water, electricity and fuel, fertilizer, pesticides, equipment and other products to conduct our farming operations and produce macadamia nuts. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our nuts. These costs could fluctuate significantly over time due to factors that may be beyond our control. Our business and financial performance could be negatively impacted if there are material increases in the costs we incur that are not offset by price increases for the products sold.

We are subject to the risk of product liability claims.

The production and sale of food products for human consumption involves the risk of injury to consumers. This risk increases as we move from primarily a farming operation into the marketing and sale of branded products. Although we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot assure you that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters.

We rely upon external financing which is secured by a pledge of all of our real and personal property. If we are unable to comply with the terms of our loan agreements, we could lose our assets.

We rely on external financing, currently being provided by an Amended and Restated Credit Agreement with American AgCredit, PCA (“AgCredit”), through a revolving credit facility and two term notes. This agreement contains various terms and conditions, including financial ratios and covenants, and is secured by all of the real and personal property of the Partnership. The first term loan matures on July 1, 2020. The second term loan matures on March 27, 2021. The revolving credit facility matures on March 27, 2017. This Amended and Restated Credit Agreement prohibits distributions to partners, other than tax distributions, without the prior consent of the lender. On multiple occasions during the last several years and as recently as the end of 2014, the Partnership has failed to comply with various covenants or financial ratios under its loan agreements but has been able to obtain waivers or modifications of the agreement to avoid a default. If we are unable to meet the terms and conditions of our loan agreements or to obtain waivers or modifications of such loan agreements, we could be in default under our loan agreements, and the lender would be able to accelerate the obligations and foreclose on the collateral securing the indebtedness. There is no assurance that we will be able to comply with our loan facilities or obtain waivers or modifications in the future to avoid a default.

We could lose the production from certain orchards due to early lease termination privileges held by the lessor.

We lease approximately 1,596 tree acres of land for our orchard operations. One of these leases, approximately 266 tree acres, has produced an average of 1.1 million WIS pounds over the past five years and terminates in 2019. Another of these leases terminates in 2034 but allows the lessor to purchase the trees from the Partnership at fair market value in 2019. This lease accounts for approximately 327 tree acres that have produced an average of 1.5 million WIS pounds over the past five years. We believe that this lessor may exercise his rights to take back these orchards in 2019. If that were to happen, we would lose approximately 593 tree acres or 12% of our production, which loss could have a material adverse effect on our operations.

We are involved in lawsuits regarding our performance under two of our leases, and we may not be successful.

From time to time, we have disagreements with persons who lease orchards to us regarding our performance under the applicable lease agreement. At this time, a lessor who owns the approximately 266 and 327 tree acres subject to the leases described above, which produced approximately 1 million field pounds and 931,000 field pounds in 2014, respectively, has commenced litigation in Hawaii, claiming that we have breached the leases, thereby allowing the lessor to terminate the leases. We have denied these allegations and filed cross-claims against the lessor in this suit, and we intend to vigorously defend this claim. Prior to the date of the lessor’s suit, we had filed a suit in California against the lessor asserting damages for breach of contract and other claims. See Item 3-Legal Proceedings, below. If the lessor is successful in pursuing this claim, we would lose both of these leases and the acreage and nut production associated therewith, which could adversely affect our financial condition and results of operations.

Diseases and pests can adversely affect nut production.

Macadamia trees are susceptible to various diseases and pests that can affect the health of the trees and resultant nut production. There are several types of fungal diseases that can affect flower and nut development. One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed. These types of fungal disease are generally controllable with fungicides. Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau during periods of persistent inclement weather. Tree losses may occur due to a problem known as Macadamia Quick Decline (“MQD”). Research at the University of Hawaii indicates that this affliction is due to Phytophthora capsici, which is associated with high moisture and poor drainage conditions. The Keaau Orchards are areas with high moisture conditions and may be more susceptible to the MQD problem. Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD. The Partnership’s Keaau orchards experienced tree replacement of 1.4% in 2014 and 3.0% in 2013.

Macadamia trees and production may also be affected by insects and other pests. The Southern Green Stink Bug disfigures the mature kernel and contributes to nut loss. The five-year historical nut loss due to the stink bug is 2.3%. Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels. An insect known as the Koa Seed Worm (“KSW”) causes full-sized nuts to fall that have not completed kernel development. The five-year average nut loss due to the KSW is 5.4%. The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel. Nut damage caused by the TNB is not recorded as a defect by Mauna Loa. However, field surveys in 2014 indicate that nut losses attributed to TNB is estimated to be around 1%. Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

In March 2005 a new insect pest, the Macadamia Felted Coccid (“MFC”), or Eriococcus ironsidei, was detected on macadamia trees in the South Kona area on the island of Hawaii. The insect is originally from Australia, and it has the potential to become a serious problem on macadamia nut trees and cause leaf die-back, floret drop and in severe cases possible tree death. Surveys show that this pest is well distributed throughout the Partnership’s Ka’u orchards. Climatic conditions, particularly extremely dry weather, are conducive for increased pest activity. Due to good rainfall for most of 2014, tree damage from MFC is less than in previous years. We continue to work with other growers and the State of Hawaii to control this pest, but there is no assurance we will be successful, and if the insect infestation worsens, we could lose some of our macadamia nut trees. The MFC has not been detected in the orchards at the wetter locations of Keaau.

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

Our orchards are located in areas on the island of Hawaii that are susceptible to natural hazards, including drought, wildfires, heavy rains, floods, and windstorms. Our orchards located in the Ka’u region are susceptible to wildfires due to recent drought conditions. In June and July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region. The fire resulted in damage to irrigation pipes and approximately 24 tree acres of our macadamia nut orchards. Our orchards are also located in areas that are susceptible to heavy rainstorms. In November 2000, the Ka’u region was affected by flooding, resulting in some nut loss. Since the flood in 2000, heavy rain in the Ka’u region has not produced flooding of any consequence, but heavy rain and flooding continue to be potential risks that can affect our nut production. On August 7, 2014, tropical storm Iselle made landfall on the island of Hawaii with high winds and heavy rain resulting in some tree loss as well as increases in immature nut drop and mature nut loss due to storm run-off. In January 2015, another windstorm swept through the Ka’u region and caused a 1% loss of canopy to our orchards. Twenty-seven major windstorms have occurred on the island of Hawaii since 1961, and six of those caused material losses to our orchards. Most of our orchards are surrounded by windbreak trees, which provide limited protection. Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms. The occurrence of any natural disaster affecting a material portion of our orchards could have a material adverse effect on our business, financial conditions and results of operations.

Our insurance may not be sufficient to reimburse us for crop losses.

We obtain tree insurance each year under a federally subsidized program. The tree insurance for 2015 provides coverage up to a maximum of approximately $14.8 million against catastrophic loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2014-2015 crop season and provides coverage for up to a maximum of approximately $14.0 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies. There is no assurance that such insurance will cover all losses incurred by the Partnership or that such insurance will be available or purchased in the same amount in future periods.

Our orchards are subject to risks from active volcanoes.

Our orchards are located on the island of Hawaii, where there are two active volcanoes. To date, no lava flows from either volcano have affected or threatened the orchards, but the risk remains.

The amount and timing of rainfall can materially impact nut production.

The productivity of orchards depends in large part on moisture conditions. Inadequate rainfall can reduce nut yields significantly, whereas excessive rain without adequate drainage can foster disease and hamper harvesting operations. Although rainfall at the orchards located in the Keaau area has generally been adequate, the orchards located in the Ka’u area generally receive less rainfall and, as a result, a portion of the Ka’u orchards is presently irrigated. Irrigation can mitigate some of the effects of a drought, but it cannot completely protect a macadamia nut crop from the effect of a drought. Also, the timing of rainfall relative to key development stages in the growing season can impact nut production. Excessive rains during the flowering season affects pollination and nut set at the Keaau orchards where flowering and the rainy season coincide. During 2014, the Ka’u and Keaau areas recorded 160% and 104%, respectively, of the 20-year average annual rainfall. However, the rainfall for June through September 2013 was 65% of the 20-year average, and the rainfall for November 2013 through January 2014, which are key development months, was 44% of the 20-year average, and negatively impacted nut set and nut retention for the 2014 crop. Regardless of the timing, lack of adequate rainfall for prolonged periods of time will also negatively affect nut production.

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

Our inability or our manufacturers’ inabilities to obtain adequate supplies of raw materials for our products or energy at favorable prices, or at all, as a result of any of the foregoing factors or otherwise could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial conditions. There is no assurance that we would be able to pass along any cost increases to our customers in the form of price increases.

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

We are highly dependent upon consumers’ perception of the safety, quality and possible dietary benefits of our products. As a result, substantial negative publicity concerning one or more of our products or other foods similar to or in the same food group as our products could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and reduced prices and sales of our products. Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our brands and cause consumers to choose other products. Furthermore, any product recall, whether our own or by a third party within one of our categories or due to real or unfounded allegations, could damage our brand image and reputation. Any of these events could have a material adverse effect on our business, results of operations and financial condition. If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food products, our business could be materially adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of GMOs, obesity, trans fat, diacetyl, artificial growth hormones, arsenic in rice and bacterial contamination, such as salmonella and aflatoxin. Consumers may increasingly require that foods meet stricter standards than are required by applicable governmental agencies, thereby increasing the cost of manufacturing such foods and ingredients. Developments in any of these areas, including, but not limited to, a negative perception about our formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales, increase our costs and hurt our operating results, perhaps significantly.

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

As our business increases in size, we will need to locate and contract qualified co-packers with sufficient dedicated space for our non-GMO, gluten-free products, and there is no assurance that we will be able to do so.

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

Manufacturers and marketers of food products are subject to extensive regulation by the FDA, the USDA, and other national, state and local authorities. For example, the Food, Drug and Cosmetic Act and the new Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under these acts, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods, inspects food facilities and issues recalls for tainted food products. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program.

Food manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities. State regulations are not always consistent with federal regulations or other state regulations.

Any changes in laws and regulations applicable to food products could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, any of which could materially adversely affect our financial condition. In addition, if we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil liability, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

The food industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of food products and on disclosure and advertising practices. We may face these types of claims and proceedings and, even if we are successful in defending these claims, publicity about these matters may harm our reputation and adversely affect our results. In addition, suits against our competitors can harm our business. These types of class action lawsuits can also make it more difficult for us to market our products by restricting our ability to differentiate the functional food aspects of our products from other products on the market. Furthermore, the defense of class action lawsuits can result in significant costs, which are oftentimes not covered by insurance, can be time-consuming and can divert the attention of management from other matters relating to our business.

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

Our largest principal competitors are Kraft Foods, Dole, Blue Diamond Growers, Diamond Foods, Paramount Farms and Mauna Loa, each of which has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than us. Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us.

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

The consolidation of retail customers could adversely affect us.

Retail customers, such as supermarkets, warehouse clubs and food distributors, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces larger, more sophisticated retail customers that can resist price increases and demand lower pricing, more promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation and increasing retail power could materially and adversely affect our product sales, financial condition and results of operations.

If we need to compete with other manufacturers or with retailer brands on the basis of price, our business and results of operations could be negatively impacted.

Our branded products face competition from private label products that at times may be sold at lower price points. The impact of price gaps between our products and private-label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours are. These competitors may also prove to be more successful in marketing and selling their products than we are, and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing, commodity costs, or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share, a decline in sales, or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.

Significant influence over the Partnership’s affairs may be exercised by certain holders of Units. Two principal holders own over 662/3% of the Units, which would give them the ability, if they act together, to remove the Managing Partner and elect a new Managing Partner.

As of February 13, 2015, the holders of Units holding more than 5% of our Units were Fred and Mary Wilkie Ebrahimi (with approximately 64.1% beneficial ownership) and Barry W. Blank (with approximately 7.8% beneficial ownership). The Ebrahimis have the ability to control or block approvals that may be sought from holders of Units, including mergers, sales of substantial assets and modifications to the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended through November 1, 2013 (“Partnership Agreement”), which generally require approval by holders of a majority of the Units. Together, the Ebrahimis and Mr. Blank have the ability to change the Managing Partner (which requires the affirmative vote of limited partners owning 662/3% of the outstanding Units) and effectively to control the Partnership. Effective October 1, 2009, Bradford C. Nelson was elected as a director of the Partnership. Mr. Nelson is the President and owner of West Sedge, Inc., which provides finance and management services to businesses and family offices, including companies owned by the Ebrahimi family and companies owned by Mr. Fred Ebrahami. Effective December 2012, Barry W. Blank was elected as a director of the Managing Partner. There is no affiliation between the Ebrahimis and Mr. Blank. It is possible that the interests of the Ebrahimis or Mr. Blank could conflict with the interests of the other holders of Units.

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

Holders of Units have limited voting rights on matters affecting the Partnership’s business, which may have a negative effect on the price at which the Units trade. In particular, the holders of Units do not elect the directors of the Managing Partner. Furthermore, if holders of Units are not satisfied with the performance of the directors, they may find it difficult to remove any or all of the directors because the Partnership Agreement requires a vote of at least 662/3% of the outstanding Units to remove the Managing Partner. No change of the Managing Partner can be effected unless the Ebrahimis vote their Units in favor of the change.

Ownership of the Partnership’s Units is different from ownership of stock, and unlike stockholders, holders of our Units do not have the right to elect directors of our Managing Partner.

Although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business, limited partnership interests are inherently different from the capital stock of a corporation. The Units represent limited partnership interests. The rights of a unitholder differ substantially from rights of a stockholder in many important respects. In particular, management of the Partnership is (except for certain specific matters requiring approval of unitholders) vested in the Managing Partner. Although holders of 662/3% of the Units have the power to remove and replace the Managing Partner, unitholders do not have the power to vote upon the composition of the Managing Partner’s Board of Directors. Moreover, the right of unitholders to participate in governance of the Partnership through exercise of voting rights is limited to certain specified matters.

Our Units are not listed on a national securities exchange, which may make it more difficult to buy and sell Units and subjects us to fewer regulations than exchange-traded companies are subject to.

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

Our branded products line of business is conducted through Royal, a wholly-owned separate, taxable corporation, so that the Partnership will not be considered to be engaging in a substantial new line of business that would terminate its status as an Electing 1987 Partnership as defined by the Internal Revenue Code of 1986, as amended (“Code”). The Partnership’s transactions with Royal may be subject to federal, state or local taxes, and any income or gain that the Partnership derives from those transactions would be included in the Partnership’s income or gain that flows through to a holder of Units. In addition, distributions that the Partnership receives from Royal will be taxable dividends to the extent of Royal’s earnings and profits. Conversely, losses that may be incurred by the Partnership as a result of transactions with Royal may be subject to deferral or disallowance, and tax losses in Royal may not be available to offset the taxable income of the Partnership. Because Royal is subject to federal and state income tax, Royal’s income available for distribution will be reduced by those taxes.

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

The Internal Revenue Service (“IRS”) may contest our tax positions, which could change the after-tax value of your investment.

The IRS may disagree with the tax positions that we take. We may need to undertake administrative or judicial proceedings to defend our tax positions. The holders of Units will indirectly bear the costs of any such contest. We may not prevail in a tax contest. The existence of a tax contest may adversely affect the market for Units. An adverse ruling by the IRS could change the after-tax value of your investment.

The Partnership may lose its status as an Electing 1987 Partnership taxable as a partnership, which could result in a substantial reduction in the value of the Units.

The Partnership would be taxable as a corporation but for its status as an Electing 1987 Partnership, which allows the Partnership to be taxed as a partnership for U.S. federal income tax purposes. If the Partnership were to lose its status as an Electing 1987 Partnership and otherwise not qualify to be treated as a partnership under the publicly traded partnership rules, the Partnership would be taxed as a corporation and subject to U.S. federal and state taxation at the Partnership level. Distributions to Units holders would be treated either as a taxable dividend of current and accumulated earnings and profits or, in the absence of earnings and profits, as a nontaxable return of capital or taxable capital gain. Thus, taxation as a corporation would likely result in a material reduction of cash flow and after-tax return to holders of Units, and thus would likely result in a substantial reduction in the value of the Units.

The Partnership’s allocations of profits and losses may not be respected by the IRS, which could result in changes to income allocation requiring holders to amend their tax returns and pay interest and penalties on any additional tax resulting from such adjustments.

The Partnership intends to allocate profits and losses in a manner consistent with the requirements of the Code. However, the IRS rules that govern the allocations of profits and losses, particularly with respect to allocations to be made to maintain the uniformity of Units, to account for differences between the book and tax capital accounts holders of Units, to account for the purchase of Units through the exercise of subscription rights, and to account for varying prices paid by holders of Units to purchase their Units, including through purchases of Units through the exercise of subscription rights, are complex and uncertain, and there is no assurance that the IRS will respect the allocation methods utilized by the Managing Partner. If there is an IRS challenge, the Partnership will likely incur administrative costs to defend the allocations. The cost of defending the allocations will increase the Partnership’s expenses and will likely reduce the cash available for distribution, and may reduce the value of the Units. In addition, if an adjustment is required, holders of Units may be required to amend their income tax returns for the year(s) in question and pay interest and penalties on any additional tax resulting from the adjustment.

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

The Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board have proposed a comprehensive set of changes in accounting for leases. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our orchard leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. Changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us, could significantly change our reported or expected financial performance.

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

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results.

As part of our operations, we rely on our computer systems to manage inventory, process transactions, communicate with our suppliers and other third parties, and on continued and unimpeded access to secure network connections to use our computer systems. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, distributor or employee confidential information, could cause us to incur significant costs, which may include potential cost of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage inventories or process transactions and a negative impact on our reputation and loss of confidence of our customers, distributors, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Orchards Segment

Location. The Partnership owns or leases approximately 4,744 tree acres of macadamia orchards on the island of Hawaii. The orchards are located in two areas: Ka’u and Keaau. The Ka’u area is located in the south part of the island about 50 miles from Hilo and the Keaau area is located six miles south of Hilo on the east side of the island.

The majority of macadamia nut trees grown in the State of Hawaii are grown on the island of Hawaii in volcanic soil that permits drainage during heavy rainfall. While the orchards are located within an approximately 50-mile radius, the climate and other conditions that affect the growing of macadamia nuts are different. These differences are the result of prevailing wind patterns and island topography, which produce a variety of microclimates throughout the island.

Age and Density. The productivity of macadamia nut orchards depends on several factors, including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. Assuming adequate moisture, the most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity at approximately 15 years of age, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease.

Macadamia orchards normally reach peak production after 15 to 18 years of age. All of the 4,744 tree acres of macadamia orchards owned or leased by the Partnership are over 20 years of age. Up to 1% of trees are lost to various causes each year and are replaced as determined by management.

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage. However, short droughts and occasional flooding have occurred. In the event of a very long drought, production at Keaau might be affected. At Ka’u, located on the drier side of the island, the rainfall averages are substantially less than those at Keaau, particularly at the lower elevations. Approximately 672 acres at the lower elevations of Ka’u are irrigated from the Sisal Well, which provides additional water when required. The Palima Well provides irrigation for approximately 679 tree acres of IASCO orchards. Under extremely dry conditions at Ka’u, such as a prolonged drought, irrigation is not sufficient, and production and quality will be adversely affected.

Orchards. The following table lists each of the orchards, the year acquired, tree acres, tenure, and minimum lease rents:

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent per Annum
Keaau I	June 1986	1,467	Fee simple
Ka’u I	June 1986	456	Fee simple
“	June 1986	500	Leasehold (1)(2)	2019	$26,042
Ka’u Green Shoe I	Dec. 1986	266	Leasehold (1)(3)	2019	$5,819
Keaau II	Oct. 1989	220	Fee simple
Ka’u II	Oct. 1989	327	Leasehold (4)(5)	2034	$25,984
“	Oct. 1989	175	Leasehold (1)(6)	2028	$18,035
“	Oct. 1989	26	Fee simple
“	Oct. 1989	186	Leasehold (1)	2031	$41,383
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	131	Leasehold (1)(7)	2045	$10,811
Ka’u O	July 1996	11	Leasehold (1)	Month-to-Month	$(46 per month)
Ka’u 715/716	April 2006	21	Fee Simple
IASCO I	Aug. 2010	412	Fee Simple (8)
IASCO II	Aug. 2010	468	Fee Simple (8)
Total acres		4,744

(1)	Lease of land only; trees may be removed at termination of lease.
(2)	Additional rental payment if USDA farm price for nuts is greater than $0.50 per pound ($521 per annum for each $0.01)
(3)	Additional rental payment if USDA farm price for nuts is greater than $0.20 per pound ($291 per annum for each $0.01)
(4)

Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019 for fair market value. At the end of the lease term, the lessor will be required to repurchase the trees at fair market value if it does not offer to extend the leases at the then-current fair market lease rate. If the Partnership does not accept the offer to extend the lease, the lease will expire and the lessor will not be required to repurchase the trees, which will then revert to it. In all circumstances, the ownership of trees will revert to the lessor after 99 years.

(5)	Additional rental payment if USDA farm price for nuts is greater than $0.65 per pound ($392 to $400 per annum for each $0.01)
(6)	Additional rental payment if USDA farm price for nuts is greater than $0.70 per pound ($257 to $276 per annum for each $0.01)
(7)	Additional rental payment if USDA farm price for nuts is greater than $0.72 per pound ($138 per annum for each $0.01)
(8)

Pursuant to a license agreement and two lease agreements that we assumed upon the acquisition of these properties from IASCO, we must sell all of our macadamia nut production from the IASCO orchards to Mauna Loa at fixed prices.

Certain leases require additional rental payments based on the USDA farm price of nuts. The additional rental payments were made to lessors in the aggregate amount of $103,000 in 2014, which consisted of rent due for the 2014 crop year of $54,000 and rent due for the 2013 crop year of $49,000. The USDA did not provide a final report for the crop year ended June 30, 2013, due to federal budget cuts. In a preliminary report issued prior to the budget cuts, the USDA NASS reported a price of $0.80 per pound for 2013, which the Partnership used as its basis for accrued rent in 2013. The USDA reinstated the program in 2014 and published the crop year ended June 30, 2014 nut price of $0.87 per WIS pound. All leases also require the Partnership to pay expenses with respect to the leased premises, including, but not limited to, Hawaii general excise tax and real property taxes.

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership. Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow. No additional rent payments were made for 2014 or 2013. For additional information regarding these stabilization payments, see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Branded Products Segment

Royal began leasing property on June 1, 2013, for its sales office, which is located in Dana Point, California. Lease expense for the years ended December 31, 2014 and 2013, for this sales office was $32,000 and $19,000, respectively.

Item 3.	LEGAL PROCEEDINGS

Royal Hawaiian Orchards, L.P. vs. Edmond C. Olson, as trustee of The Edmund C. Olson Trust No. 2. On November 20, 2014, the Partnership, as lessee of Ka’u Green Shoe I Orchard from The Edmund C. Olson Trust No. 2, as lessor (the “Olson Trust”), on which 266 tree acres of macadamia nut orchards are situated, filed a complaint in the U.S. District Court for the Central District of California, Western Division, seeking a declaratory judgment that (i) there has been no breach by the Partnership of the Lease, dated December 22, 1986, by and between Mauna Loa Macadamia Partners, L.P., the predecessor of the Partnership, and Ka’u Agribusiness Co., Inc., the predecessor of the Olson Trust (the “Green Shoe I Lease”); (ii) the Partnership is entitled to remain on the property until the Green Shoe I Lease expires on December 31, 2019; and (iii) the Partnership’s present farming and horticultural practices constitute “good husbandry” as defined in the Green Shoe I Lease. The Partnership’s causes of action against the Olson Trust include, among others, breach of contract, breach of implied covenant of good faith and fair dealing, monopolization in violation of the Sherman Anti-Trust Act, and unfair and deceptive competition under Hawaii’s unfair competition laws. The Partnership is seeking treble the actual damages to be proven at trial, pursuant to the Sherman Anti-Trust Act and Hawaii’s unfair competition laws. The Olson Trust has filed a motion to change jurisdiction of the case to Hawaii. No answer will be due from the Olson Trust until after the court rules on the motion.

Edmond C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of the Olson Trust, filed a complaint in the Circuit Court of the Third Circuit of the State of Hawaii (“Hawaii State Court”), seeking a declaratory judgment that the Partnership has breached the terms of the Green Shoe I Lease and the Lease, dated August 11, 1989 (the “Green Shoe II Lease,” and together with the Green Shoe I Lease, the “Lease Agreements”), by and between Mauna Loa Macadamia Partners, L.P., the predecessor of the Partnership, and Ka’u Agribusiness Co., Inc., the predecessor of the Olson Trust, of the Ka’u Green Shoe II Orchard, on which 367 tree acres of macadamia nut orchards are situated, by, among other things, failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, entitling the Olson Trust to reenter the orchards, terminate the Lease Agreements, and expel the Partnership from the orchards. Pursuant to the Lease Agreements, the lease terms of the Green Shoe I Lease and the Green Shoe II Lease expire in 2019 and 2034, respectively. The Olson Trust seeks termination of the Lease Agreements and compensatory, special, and consequential damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and cross-complaint in Hawaii State Court against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, breach of implied covenant of good faith and fair dealing, unfair and deceptive competition, intentional interference with prospective economic advantage, declaratory relief, equitable relief and injunctive relief. The Olson Trust has been served with initial discovery requests as well. No answer to the Partnership’s cross-claims has been filed, and no discovery responses have been submitted. The Partnership believes the claims of the Olson Trust are without merit and intends to defend this matter vigorously.

From time to time, we may be involved in various legal actions in the ordinary course of our business.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The Partnership’s Units are listed for trading on the OTCQX (symbol: “NNUTU”). There were 638 registered holders of Units on February 24, 2015. Because many of our Units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders.

High and low sales prices on the OTCQX and cash distributions per Unit during the last two fiscal years are shown in the table below:

		High	Low	Distribution
2014:	4th Quarter	$3.15	$2.31
	3rd Quarter	2.99	2.42
	2nd Quarter	3.19	2.65
	1st Quarter	3.00	2.50

2013:	4th Quarter	$3.25	$2.00
	3rd Quarter	3.79	3.00
	2nd Quarter	3.95	3.33
	1st Quarter	4.09	3.56	$0.02

The sales prices on the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Distribution Policy and Restrictions on Cash Distributions

Unitholders are entitled to receive distributions if, as and when declared by the Managing Partner out of funds legally available for distribution and in accordance with the terms of the Partnership Agreement. All distributions to unitholders are made in accordance with their respective participations in profits and losses of the Partnership. Under our Credit Agreement with AgCredit, distributions to unitholders were prohibited unless approved by the lender. Pursuant to an Amended and Restated Credit Agreement effective March 27, 2015, tax distributions may be made without lender consent, but any other distributions will still require lender consent. No distributions were declared in 2014. On March 26, 2013, the Board of Directors of the Managing Partner approved, with lender consent, a cash distribution of $0.02 per Unit (a total of $150,000) payable on April 12, 2013, to unitholders of record as of March 29, 2013, the first distribution to unitholders since 2007.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended December 31, 2014. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements.

	2014	2013	2012	2011	2010
	(In thousands, except per unit data)
Financial:
Total revenue	$16,018	$13,853	$20,107	$17,994	$15,300
Net cash provided (used) by operating activities (1)	178	(2,912)	1,361	2,325	(212)
(Loss) income before taxes	(6,209)	(3,625)	(373)	811	(1,466)
Net (loss) income	(6,193)	(3,670)	(499)	712	(1,487)
Distributions declared	—	150	—	—	—
Total working capital	4,627	155	1,996	1,414	(534)
Total assets	50,587	54,724	56,341	57,043	58,159
Long-term debt, non-current	4,725	5,775	6,825	7,875	8,925
Total partners’ capital	41,048	38,584	42,002	42,537	42,067
Class A limited partners’ capital	41,153	38,466	42,286	42,785	42,073

Per Class A Unit (2):
Net income (loss)	(0.56)	(0.49)	(0.07)	0.09	(0.20)
Distributions	0.00	0.02	0.00	0.00	0.00
Partners’ capital	3.70	5.14	5.60	5.67	5.61

(1)	See the Statements of Cash Flows in “Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K for the method of calculation.
(2)	11,100,000 Units were authorized, issued and outstanding for 2014. 7,500,000 Units were authorized, issued and outstanding for 2010 through 2013.

The Partnership’s financial condition as of and for the year ended December 31, 2010 is not necessarily comparable to the Partnership’s financial condition in the other years as set forth in the table above due to the acquisition of real property and assets from IASCO on August 1, 2010. Effective as of the acquisition date, the sales of nuts grown in the IASCO orchards are recorded by the Partnership as macadamia nut revenue and related costs are reported as cost of nuts sold. Prior to the acquisition, the Partnership performed farming services on these orchards for IASCO and generated contract farming revenue based on a pass-through of farming cost plus a management fee. The other years presented in the table above include nut revenue and cost of nuts sold from production of the IASCO orchards for the full year.

Commencing in 2012, the Partnership included the branded products segment in its financial reporting. Effective January 1, 2013, the Partnership began taking into inventory kernel that is no longer sold to Mauna Loa following the expiration of ML Contract A, which expired on December 31, 2012. Additional kernel inventory was retained by the Partnership in 2014 upon expiration of ML Contract B on December 31, 2013. The Partnership is utilizing such kernel for its macadamia snack products. The production we keep to build inventory does not immediately generate revenues for us and therefore, 2013 and 2014 results are not comparable to prior periods.

See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the Partnership’s contractual obligations as of December 31, 2014.

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

Summary

We are a vertically integrated producer, marketer and distributor of high-quality macadamia nut based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 4,744 tree acres of orchards that we own or lease in two locations on the island of Hawaii. We also farm approximately 1,047 tree acres of macadamia orchards in Hawaii for other orchard owners.

The Partnership was formed as an MLP in 1986 owning macadamia nut orchards on owned and leased land. Vertical integration of our business began in 2000 with the acquisition of farming operations from subsidiaries of C. Brewer and Company, Ltd. In 2012, we moved toward further vertical integration by beginning to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®. In 2014, we completed construction of the first phase of our drying facility which allows us more control over processing our nuts.

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. We estimate that as of December 31, 2014, we have products in retail distribution in approximately 10,000 stores in the United States and expect to be in 20,000 stores by the end of 2015.

Results of Operations

Orchards Segment - Production and Yields. Production and yield data for the orchards that we own or operate are summarized below (expressed in field pounds):

		Production		Yield per Acre¹		Change
Orchard	Tree Acres	2014	2013	2014	2013	2014 vs 2013
Keaau	1,765	6,761,616	7,344,419	3,831	4,161	-7.9%
Ka’u	2,099	7,725,401	9,932,591	3,681	4,732	-22.2%
IASCO	880	3,788,001	3,435,318	4,305	3,904	10.3%
Mauna Kea²	326	27,136	976,820	83	2,996	-97.2%
Total	5,070	18,302,154	21,689,148	3,610	4,278	-15.6%

1 Yield per acre is production divided by tree acres.
2 Production in 2014 for Mauna Kea orchards includes only production from January through June 30, 2014.

The Partnership reports its financial results on a calendar year basis, though the natural crop year generally begins July 1 and runs through June.

For the second consecutive year, the Partnership has suffered harvests below its 20-year moving average, adjusted for the sale of Mauna Kea. In 2014, yields were 27.3% below our 20 year moving average. Production in 2014 was 15.6% lower than production in 2013, due to a number of factors, including (i) tree and nut losses due to tropical storm Iselle, which reduced production by approximately 1.2 million WIS pounds in 2014; (ii) the sale of the Mauna Kea orchards, resulting in approximately 950,000 less pounds than 2013; (iii) the impact of MFC, an insect pest, which reduced production in our Ka’u orchards by approximately 500,000 pounds in 2014, and (iv) a relatively short flowering season combined with poor flowering and nut set in Keaau.

The Partnership’s nut production is highly contingent upon Hawaii’s climatic conditions. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally harvested from August through April. Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and fruit set occurring during April through August of the previous year. Factors such as cool temperatures (to promote flower development), sunlight and the amount and timing of moisture determine the length of the flower, pollination and fruit set season. In 2014, Keaau had no spring harvest due to a relatively short flowering season in 2013. In Ka’u, the spring 2014 harvest extended into April. Production in the fall was impacted by tropical storm Iselle, which caused crop reductions, harvest delays, and impacted quality. In Ka’u, the continued impact of MFC also contributed to a lower crop. The Partnership intends to file a claim with its crop insurer to recover a portion of the loss of revenue from the lower crop yield. In 2014 Ka’u production decreased 22.2%, IASCO production increased 10.3%, and Keaau production decreased 7.9% as compared to their respective production levels in 2013.

Orchards Segment - Revenue. Macadamia nut revenues depend on the number of producing acres, yield per acre and the nut purchase price. The tables below present the comparison of revenues for the years ended December 31, 2014 and 2013.

Nuts harvested (000’s pounds)	Nut Purchase Contract Based on Adjusted WIS Pounds	Nut Purchase Contracts – IASCO Orchards, Based on WIS Pounds	Total WIS Production Sold	Production Retained by Partnership	Total Production
Year Ended December 31, 2014
WIS pounds	9,764	3,788	13,552	4,750	18,302
Adjustment for WIS @ 20% SK/DIS @ 30%	(2,904)	—	(2,904)
Adjusted WIS pounds	6,860	3,788	10,648
Nut price (per adjusted WIS pound)	0.8577	—	—
Nut price (per WIS pound, IASCO only)	—	0.8057	—
Net nut sales ($000’s)	$5,884	$3,052	$8,936
Prior year nut revenue adjustment	—	89	89
Total nut sales ($000’s)	$5,884	$3,141	$9,025
Price per WIS pound (Net nut sales)	$0.6026	$0.8057	$0.6594
Year ended December 31, 2013
WIS pounds	12,125	3,435	15,560	6,129	21,689
Adjustment for WIS @ 20% SK/DIS @ 30%	(2,800)	—	(2,800)
Adjusted WIS pounds	9,325	3,435	12,760
Nut price (per adjusted WIS pound)	0.7700	—	—
Nut price (per WIS pound, IASCO only)	—	0.7846	—
Net nut sales ($000’s)	$7,180	$2,695	9,875
Prior year nut revenue adjustment	—	41	41
Total nut sales ($000’s)	$7,180	$2,736	9,916
Price per WIS pound (Net nut sales)	$0.5922	$0.7846	0.6347

Orchards segment revenue in 2014 was lower than in 2013 due to the impact of lower orchard production and higher than normal adjustment for WIS, both primarily due to tropical storm Iselle. Nut Purchase Contracts Based on Adjusted WIS Pounds in 2014 represented ML Contract C and the 2014 Short-Term Agreement for 4 million pounds and in 2013 represented ML Contracts B and C. In 2013, the Partnership began retaining production to be used in its branded products or sold as bulk kernel. The amount retained in 2014 was lower than that in 2013 due to the Partnership selling additional WIS pounds to Mauna Loa while its drying plant was being completed. After November 2014, all nuts, with the exception of those from the IASCO orchards, were retained by the Partnership.

The pounds for which the Partnership was paid under the ML Contracts and the 2014 Short-Term Agreement was determined by the WIS pounds delivered adjusted to a standard moisture of 20% and a standard saleable kernel / dry-in-shell ratio of 30% (“Adjustment for WIS”). If the moisture content was above the 20% standard, the weight of the nuts was adjusted downward for the increase in moisture content, resulting in the Partnership receiving less than the weight actually delivered. Conversely, if the moisture content was below the 20% standard, then the weight of nuts paid for was greater than the weight of nuts actually delivered. Likewise, if the saleable kernel / dry-in-shell recovery was above the 30% standard, then the number of pounds paid for was greater than the actual pounds delivered. Conversely, if the saleable kernel / dry-in-shell recovery was below the 30% standard, then the number of pounds paid for was less than the actual pounds delivered. For nuts sold to Mauna Loa in 2014 under the ML Contract C and the 2014 Short-Term Agreement, the average moisture content was 23.2% and saleable kernel/dry-in-shell was 22.8%. For nuts sold to Mauna Loa in 2013 under ML Contract B and C, the average moisture content was 22.9% and saleable kernel/dry-in-shell was 24.9%.

The adjustment for WIS on a per pound basis was less favorable in 2014 than in 2013 due to tropical storm Iselle, which caused premature nut drop and harvest delays that negatively impacted nut quality. While the price for WIS was higher in 2014, the higher unfavorable Adjustment for WIS reduced the Price per WIS pound on a Net nut sales basis.

The Partnership has ten contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same two locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (i.e., cultivation, irrigation and harvesting), to collect a pro-rata share of indirect costs and overhead, and to charge a management fee or fixed fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services were approximately $1.5 million in 2014 and $1.9 million in 2013. Approximately 83 acres are on year-to-year contracts, with contracts for approximately 641 acres expiring June 30, 2016, contracts for 40 acres expiring

December 31, 2017 and contracts for approximately 283 acres expiring June 30, 2033.

Orchards Segment - Cost of Goods Sold. Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as the quantity of nuts actually harvested.

The Partnership’s unit costs (expressed in dollars per WIS pound) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of WIS pounds of macadamia nuts produced by that orchard. For further information on nut purchase contracts, see “Business of the Partnership - Significant Customers - Nut Sales” in Part I, Item 1 of this Annual Report on Form 10-K. The Partnership’s unit costs per pound are summarized below:

	Cost per WIS Pound
Orchard	2014	2013
Keaau	$0.6586	$0.6240
Ka’u (without IASCO)	0.7242	0.5790
IASCO.	0.5814	0.6061
Mauna Kea *	—	0.8663
Actual average cost per WIS pound, all orchards	—	$0.6114
Actual average cost per WIS pound without Mauna Kea	$0.6703	$0.5994

*On June 30, 2014, the Partnership terminated its lease of the Mauna Kea orchard. The costs incurred in the first half of 2014 and the small amount of pounds harvested is not an accurate indication of cost per pound. Therefore, the table above does not include cost per WIS pound for Mauna Kea for 2014.

The volume of nuts produced is a significant factor in the cost per WIS pound. The higher cost per WIS pound in 2014 is the result of lower production, which spread the costs over fewer pounds. The cost per WIS pound in 2014 was 11.8% higher than in 2013. In 2014, the Partnership produced 18.3 million WIS pounds with total cost of $12.5 million. By comparison, 21.7 million WIS pounds were produced in 2013 with total cost of $13.3 million.

Cost of goods sold was $338,000 lower in 2014 than in 2013, attributable to $307,000 in lower cost of services sold relating to the farming contracts, $280,000 in lower cost of goods sold relating to WIS sales, offset by $249,000 in costs relating to unsaleable kernels. Lower costs for contract farming compared with 2013 was mainly due to $136,000 in reduced harvesting costs due to lower production from contract farmed orchards, $65,000 in lower irrigation costs, a $70,000 reduction in re-replanting costs, $84,000 in lower overhead allocation, offset by $48,000 in costs related to the storm damage. Cost of WIS nut sales was $280,000 lower in 2014 than in 2013 due to less WIS pounds sold.

Branded Products Segment — Revenue. In 2014, we generated $5.4 million in net branded products revenues, comprised of gross sales in the amount of $3.5 million in branded products and $3.4 million in bulk nuts, reduced by $675,000 in slotting fees, $385,000 in promotions, $299,000 in discounts and $155,000 in sales returns and reclamation charges. In 2013, we generated $2.1 million in net branded products revenues, comprised of gross sales of $1.6 million in branded products and $850,000 in bulk nuts reduced by $189,000 in slotting fees and $150,000 in discounts. Slotting fees are costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehouse systems, allocating shelf space and in-store systems set-up. In addition, we offer a variety of other sales and promotion incentives to our customers and consumers, such as price discounts, advertising allowances, in-store displays and consumer coupons. We anticipate that promotional activities will continue to impact our net sales and that changes in such activities will continue to impact period-over-period results.

Branded Products Segment — Cost of Goods Sold. The cost of goods sold of branded products was $5.2 million in 2014 and includes $2.35 million for branded products, $2.7 million for bulk nut sales, and $166,000 for other related costs. The cost of goods sold of branded products was $1.9 million in 2013 and includes $1.22 million for branded products, $579,000 for bulk nut sales, and $141,000 for other related costs

General and Administrative Costs. General and administrative expenses are comprised of pro-rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

General and administrative costs (“G&A”) were $2.2 million in 2014 as compared to $2.5 million in 2013. The decrease in G&A was primarily attributable to no severance pay in 2014, compared to severance of $280,000 incurred in 2013 and reductions in salary and benefit costs of $150,000, offset by higher legal fees of $112,000.

Selling and Marketing Costs. Selling and marketing costs were $1.4 million in 2014 as compared to $1.3 million in 2013. In 2014, we recorded certain promotional and reclamation costs amounting to $471,000 as a reduction to revenue, whereas in 2013, these similar costs in the amount of $81,000 are recorded in selling and marketing costs. Selling costs in 2014, including freight and warehousing expenses and commissions paid to brokers, increased as a result of the increase in the quantity of branded products we sold in 2014. Freight and warehousing costs increased $133,000 (70%) and $93,000 (69%), respectively, and broker commissions increased $41,000 (37%) compared to 2013. Increased salary, benefits and travel costs attributable to hiring sales personnel also contributed to the increase in selling costs. These increases were offset by lower social media marketing expenses.

Interest Income and Expense. The Partnership recorded interest expense of $497,000 in 2014 and $636,000 in 2013. Interest expense results from (i) the long-term loan used for the asset purchase of the macadamia nut farming operations of IASCO, (ii) the revolving line of credit and (iii) insurance financing costs. The decrease in interest expense in 2014 compared with 2013 is attributable to the lower outstanding balance on the term loan and lower outstanding balances on our revolving credit facility in 2014.

The Partnership funds its working capital needs through operating cash flows and, when needed, from short-term borrowings. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to unitholders in the current year, as well as the current level of interest rates. Interest of $1,000 was earned in 2014. There was no interest earned in 2013.

Net (Loss) Gain on Sale of Property. Losses on the disposition of property and equipment were $1.9 million, including a loss of $1.8 million resulting from the sale of the Mauna Kea orchard following the termination of the orchard lease. Gains on the disposition of assets were to $85,000 in 2013.

Other Income (Expense). Other expense recorded in 2014 was attributable to costs incurred for the repair of damages sustained by tropical storm Iselle in the amount of $147,000, offset by a patronage dividend of $80,000 from AgCredit and $51,000 in proceeds from a class action settlement of the Potash antitrust litigation. Other income recorded in 2013 was attributable to a patronage dividend of $106,000 from AgCredit

Inflation and Taxes. In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition and consumer acceptance. Farming costs, particularly labor and materials, and general and administrative costs generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of goods sold) beginning in 1998. The gross income tax benefit was $16,000 in 2014. The gross income tax expense was $45,000 in 2013.

In 2012, the Partnership added the branded products segment, which derives its revenues from the sale of branded macadamia nut products reported under Royal. Royal is subject to taxation as a C corporation. The corporate tax is calculated at the 34% federal tax rate and 8.34% blended state tax rate on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at December 31, 2014 was $2.4 million against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

Liquidity and Capital Resources

Operating Cash Flow. The Partnership recorded a net loss of $6.2 million and had cash provided by operations of $178,000 during 2014 as compared to a net loss of $3.7 million and net uses of cash from operations of $2.9 million in 2013. The significant increase of $3.1 million in operating cash flows is mainly attributable to an increase in cash receipts of $2.4 million due to higher branded product sales in 2014 as compared to 2013 and cash received in 2014 on WIS sales in the fourth quarter of 2013. The Partnership also paid less taxes and interest in 2014.

Our businesses are seasonal. Production normally peaks in the fall and winter; however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season as we are increasing our inventory of nuts to support the growth of our branded products. The Partnership has met its working capital needs with cash on hand and through short-term borrowings under a revolving credit facility.

At December 31, 2014, the Partnership’s working capital was $4.6 million and its current ratio (current assets/current liabilities) was 2.43-to-1 compared to working capital of $155,000 and a current ratio of 1.02-to-1 at December 31, 2013. The working capital increase as of December 31, 2014 was driven by the proceeds obtained from a rights offering completed on February 6, 2014. We have used the net proceeds to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; to provide bridge financing for our drying plant until permanent financing is obtained; to build our raw materials and finished goods inventory; to extend the revenue cycle of harvested macadamias; to extend credit to our customers; and for general partnership purposes.

While sales of our branded products are anticipated to be only slightly seasonal, with the fourth quarter of the calendar year somewhat higher, macadamia nut production is very seasonal, with the largest quantities typically being inventoried from September through November, resulting in large inventories that will be converted into finished product and sold throughout the following year. We anticipate that this seasonality of inventory will further increase our working capital requirements as Royal’s sales grow.

Investing Cash Flow. Capital expenditures in 2014 and 2013 were $3.2 million and $365,000, respectively. Orchard expenditures in 2014 include $3.1 million for our drying plant and Royal’s expenditures of $160,000, consisting of $112,000 for an enterprise resource planning system, $38,000 for print plates and dies, and $10,000 for computers and furniture.

The Partnership agreed to an early termination of its lease of the Mauna Kea orchard, effective June 30, 2014. The lease contained a provision requiring the landlord to purchase the trees and other improvements to the leased premises upon termination. Pursuant to this provision, on June 30, 2014, the Partnership received a cash payment from the landlord of $1.5 million as the purchase price for the trees. The Partnership recognized a loss of $1.8 million from the sale.

Expenditures in 2013 include $147,000 for furniture and farming equipment, $130,000 for nut drying equipment, $30,000 for engineering services for a garage facility and $21,000 expended by Royal for computers and furniture.

The asset purchase agreement with IASCO, dated June 22, 2010, included a three-year option allowing IASCO to reacquire the 2,750 acres of unusable land for $1.0 million. On March 8, 2013, the Partnership sold the option parcel directly to a third party for a purchase price of $1.215 million and received net proceeds of $1.07 million after the payment of costs and fees of $145,000, including $10,000 to IASCO for the cancellation of the option. We recognized gain on the sale of this land of $73,000.

Financing Cash Flow. In connection with the Partnership’s development of its branded products, the Partnership completed a subscription rights offering in February 2014 and raised net proceeds of approximately $8.88 million, after deducting offering expenses of $300,000. The net proceeds were used to build our raw materials and finished goods in inventory; to extend the revenue cycle of harvested macadamias; to extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; to provide bridge financing for our drying plant until permanent financing is obtained; and for general partnership purposes.

As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so. No distributions were paid in 2014. On March 26, 2013, the Board of Directors of the Managing Partner approved a cash distribution of $150,000, or $0.02 per Unit, payable on April 12, 2013 to unitholders of record as of March 29, 2013, which was approved by the lender.

Debt. We rely on external loan financing provided by AgCredit through a $10.5 million term loan and a $5.0 million revolving credit facility. The term loan had an outstanding balance of $5.8 million as of December 31, 2014, bears fixed interest at 6.5% per annum and matures on July 1, 2020. The revolving credit facility bears interest at the higher of 4% or the prime rate published in the Wall Street Journal plus 1% (4.25% at December 31, 2014) and matures on March 31, 2015. At December 31, 2014, there was no outstanding amount on the revolving credit facility. Both loans are secured by all of our real and personal property. Cash distributions on our Units are prohibited by the terms of our loan agreements, without prior approval of AgCredit.

On April 23, 2014, we executed a Fifth Amendment to Fourth Amended and Restated Credit Agreement with AgCredit, which extended the maturity date of our revolving credit facility from May 1, 2014 to August 1, 2014. On July 31, 2014, we executed a Sixth Amendment to Fourth Amended and Restated Credit Agreement with AgCredit, which extended the maturity date of our revolving credit facility from August 1, 2014 to October 1, 2014. On September 30, 2014, we executed a Seventh Amendment to Fourth Amended and Restated Credit Agreement with AgCredit, which extended the maturity date of the revolving credit facility to December 15, 2014. On December 15, 2014, we executed an Eighth Amendment to Fourth Amended and Restated Credit Agreement with AgCredit, which extended the maturity date of the revolving credit facility to January 30, 2015. On January 30, 2015, we executed a Ninth Amendment to Fourth Amended and Restated Credit Agreement with AgCredit, which extended the maturity date of the revolving credit facility to March 3, 2015. On February 27, 2015, we executed a Tenth Amendment to Fourth Amended and Restated Credit Agreement with AgCredit, which further extended the maturity date of the revolving credit facility to March 31, 2015.

We were in compliance with the terms and conditions of both the term B loan and the revolving credit facility at December 31, 2014, except for the minimum Tangible Net Worth covenant. On February 27, 2015, AgCredit provided a waiver to the loan covenant. Had AgCredit not waived this violation, all obligations and indebtedness, at the lender’s option, could have been accelerated and become due and payable and we may not have had the ability to draw on the line of credit. The Partnership is currently in compliance with the credit agreements.

On March 27, 2015, we executed an Amended and Restated Credit Agreement with AgCredit that amends and restates all prior loan agreements. The Amended and Restated Credit Agreement (i) leaves in place our existing term loan which has an unpaid principal balance of $5.6 million at March 27, 2015, bears interest at 6% per annum (reduced from 6.5%), and matures on July 1, 2020, (ii) adds a new term loan of $5.25 million that matures on March 27, 2021 and bears interest at 4.01%, and (iii) makes available a $9 million revolving line of credit until March 27, 2017. Advances under the $9 million revolving credit facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of: (a) one half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as published from time to time in The Wall Street Journal, as the prime rate. “Federal Funds Rate” means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York on the preceding business day opposite the caption “Federal Funds (Effective)”. The Partnership is required to pay a fee of .375% per annum on the daily unused portion of the revolving facility.

All loans covered by the Amended and Restated Credit Agreement continue to be secured by all of our assets. Cash distributions, other than tax distributions, on our Units are prohibited without prior approval of AgCredit. The Amended and Restated Credit Agreement also contains restrictions associated with further indebtedness, sales and acquisitions of assets, consolidations and mergers, and compliance with certain financial covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

Contractual Obligations

We lease certain facilities and equipment classified as operating leases. Contractual obligations as of December 31, 2014 for the Partnership are detailed in the following table (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$5,775	$1,050	$2,100	$2,100	$525
Line of credit	—	—	—	—	—
Operating leases	2,320	251	470	269	1,330
Total	$8,095	$1,301	$2,570	$2,369	$1,855

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the Partnership’s more significant judgments and estimates used in the preparation of the Partnership’s consolidated financial statements. The preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Partnership’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates those estimates, including those related to asset impairment, accruals for self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, allowances for sales returns, inventory valuation allowances, realization of tax assets, contingencies and litigation. The Partnership states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Partnership and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

Valuation of Long-lived Assets. The Partnership reviews for impairment long-lived assets held and used or held for sale whenever events circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value. Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset.

Inventories. The Partnership reviews the inventory held at year end and values it based on the lower of cost or market. Branded finished goods inventory includes cost of all raw ingredients, packaging, roasting and other ancillary costs.

Revenue Recognition and Accounts Receivable. The Partnership recognizes revenue under all of its nut purchase contracts and for its branded products using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements. Allowances for sales returns and doubtful accounts are based on historical and currently available information. Revenues from branded products are recorded net of customer incentives. We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction of revenue.

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

The Partnership is exposed to market risks resulting from changes in the market price of macadamia kernel. Pursuant to the terms of one license agreement and two lease agreements assumed by us in August 2010, production from the IASCO orchards (which represented approximately 21% of our 2014 production) must be sold to Mauna Loa at a price based on two components: (1) Mauna Loa’s wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii; and (2) the USDA NASS reported price of WIS Hawaii macadamia nuts for the period of delivery. When the USDA price for a crop year is released, Mauna Loa adjusts the price for that crop year retrospectively. A $0.25 increase or decrease in the USDA nut price would affect the price received by the Partnership for production from the IASCO orchards by $0.11 per WIS pound. Based on 2014 production of 3,788,000 pounds from the IASCO orchards, an increase in the USDA nut price of $0.25 per pound would have increased the Partnership’s revenues for the year ended December 31, 2014, by $416,680, and a decrease in the USDA nut price of $0.25 per pound would have decreased the Partnership’s revenues for the year ended December 31, 2014, by $416,680.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Royal Hawaiian Orchards, L.P.

Hilo, Hawaii

We have audited the accompanying consolidated balance sheet of Royal Hawaiian Orchards, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2014, and the related consolidated statements of comprehensive loss, partners’ capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Hawaiian Orchards, L.P. and its subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 31, 2015

Boulder, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Royal Hawaiian Orchards, L.P.

We have audited the accompanying consolidated balance sheet of Royal Hawaiian Orchards, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2013, and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Accuity LLP

Honolulu, Hawaii
March 28, 2014

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$786	$205
Accounts receivable, net	1,821	3,827
Inventories, net	4,713	4,658
Other current assets	537	499
Total current assets	7,857	9,189
Land, orchards and equipment, net	42,318	44,844
Other non-current assets	412	691
Total assets	$50,587	$54,724

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,050	$1,050
Short-term borrowings	-	5,900
Accounts payable	1,015	636
Accrued payroll and benefits	1,001	1,275
Other current liabilities	164	173
Total current liabilities	3,230	9,034
Non-current benefits	580	311
Long-term debt	4,725	5,775
Deferred income tax liability	1,004	1,020
Total liabilities	9,539	16,140
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 11,100 and 7,500 units issued authorized, and outstanding at December 31, 2014 and December 31, 2013, respectively	41,153	38,466
Accumulated other comprehensive (loss) income	(186)	37
Total partners’ capital	41,048	38,584
Total liabilities and partners’ capital	$50,587	$54,724

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Comprehensive Loss

(in thousands, except per unit data)

	Years Ended December 31,
	2014	2013
Revenues
Orchards revenue	$10,579	$11,781
Branded product sales, net	5,439	2,072
Total revenues	16,018	13,853
Cost of revenues
Cost of orchard revenue	10,922	11,260
Cost of branded product sales	5,247	1,942
Total cost of revenues	16,169	13,202
Gross (loss) income	(151)	651
General and administrative expenses	2,241	2,528
Selling expenses	1,444	1,303
Operating loss	(3,836)	(3,180)
Net (loss) gain on sale of property	(1,861)	85
Interest and other (expense) income	(15)	106
Interest expense	(497)	(636)
Loss before tax	(6,209)	(3,625)
Income tax benefit (expense)	16	(45)
Net loss	$(6,193)	$(3,670)

Other comprehensive income, net of tax
Amortization of prior service cost	$7	$7
Amortization of actuarial loss	(230)	395
Defined benefit pension plan	(223)	402
Other comprehensive income , net of tax	(223)	402
Comprehensive loss	$(6,416)	$(3,268)

Net loss per Class A Unit	$(0.56)	$(0.49)

Cash distributions per Class A Unit	$0.00	$0.02

Class A Units outstanding	11,100	7,500

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	Years Ended December 31,
	2014	2013

Partners’ capital at beginning of year:
General partner	$81	$81
Class A limited partners	38,466	42,286
Accumulated other comprehensive loss	—	—
Pension and severance obligations	37	(365)
	38,584	42,002

Allocation of net loss:
Class A limited partners	(6,193)	(3,670)
	(6,193)	(3,670)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	8,880	—
	8,880	—

Cash distributions paid and / or declared:
Class A limited partners	—	(150)
	—	(150)

Accumulated other comprehensive (loss) income
Change in pension and severance obligations	(223)	402
	(223)	402

Partners’ capital at end of year:
General partner	81	81
Class A limited partners	41,153	38,466
Accumulated other comprehensive (loss) income	(186)	37
	$41,048	$38,584

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Cash received for goods and services	$18,155	$15,812
Cash paid to suppliers and employees	(17,480)	(17,918)
Income tax paid	(1)	(170)
Interest received	1	—
Interest paid	(497)	(636)
Net cash provided by (used in) operating activities	178	(2,912)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,504	1,112
Capital expenditures	(3,221)	(365)
Net cash (used in) provided by investing activities	(1,717)	747

Cash flows from financing activities:
Proceeds from drawings on line of credit	2,600	7,500
Proceeds from rights offering	9,180	—
Loan fees paid	—	—
Rights offering fees paid	(110)	(191)
Repayment of long-term debt	(1,050)	(1,050)
Repayment of line of credit	(8,500)	(4,000)
Cash distributions paid	—	(150)
Net cash provided by financing activities	2,120	2,109

Net increase (decrease) in cash	581	(56)
Cash and cash equivalents at beginning of year	205	261
Cash and cash equivalents at end of year	$786	$205

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(6,193)	$(3,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,471	2,584
Net loss (gain) on sale of property and equipment	1,861	(85)
Pension expense	100	160
Deferred income tax benefit	(16)	(19)
Decrease in accounts receivable	2,006	1,959
Increase in inventories	(55)	(3,307)
Increase in other current assets	(38)	(139)
Increase in other non-current assets	-	(7)
Increase (decrease) in accounts payable	379	(485)
Increase (decrease) in accrued payroll and benefits	(277)	244
Increase (decrease) in current liabilities	(9)	3
Decrease in non-current benefits payable	(51)	(150)
Total adjustments	6,371	758
Net cash provided by (used in) operating activities	$178	$(2,912)

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Notes to Consolidated Financial Statements

(1)	OPERATIONS AND OWNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”), which is a wholly-owned subsidiary of the Partnership. The Partnership owns or leases 4,744 tree acres of macadamia orchards on the island of Hawaii. The Partnership sells harvested nuts to a customer in Hawaii and also retains nuts to be processed into finished products or sold in bulk kernel form. The Partnership also farms approximately 1,047 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

The Partnership has developed two retail product lines of better for you macadamia snacks being sold under the brand name “ROYAL HAWAIIAN ORCHARDS®” and reported under Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly owned subsidiary of the Partnership. Royal has contracted with third-party co-packers in California to manufacture its branded products.

The Partnership successfully completed its rights offering on February 6, 2014. The rights offering allowed existing unitholders of the Partnership to purchase an aggregate of 3.6 million Units at $2.55 per Unit. The rights offering was fully subscribed and raised net proceeds of $8.88 million after deducting offering expenses of $300,000. Following the unitholders’ purchase of the Class A Units upon exercise of the rights, the Partnership had 11.1 million Units outstanding.

Royal Hawaiian Services, LLC (“RHS”), a wholly owned subsidiary of the Partnership, commenced operations in 2013 and provides administrative and farming services for the Partnership.

Limited partner interests are represented by Units, which are evidenced by depositary units that trade publicly on the OTCQX platform.

Liquidity. The Partnership recorded a net loss of $6.2 million; however, cash flows from operations were a positive $178,000 during 2014. The Partnership’s working capital amounted to $4.6 million at December 31, 2014. The net loss is attributable to low production volume due to the impact of tropical storm Iselle that resulted in an approximately 6% loss in nut harvest, a loss on the termination of the Mauna Kea lease of $1.86 million, and costs incurred to further develop our branded product line, which include slotting fees and other promotional costs.

The Partnership recorded a net loss of $3.7 million, resulting in negative cash flows from operations of $2.9 million during 2013. The Partnership’s working capital amounted to $155,000 at December 31, 2013. The net loss and negative cash flow are mainly attributable to the lower nut revenue of $8.1 million. The lower nut revenues is the result of the Partnership taking into inventory kernel that is no longer sold to Mauna Loa following the expiration of a one-year nut purchase contract on December 31, 2012. In addition, adverse weather conditions resulted in lower annual nut production in 2013.

The Partnership successfully completed a rights offering on February 6, 2014, raising net proceeds of approximately $8.88 million after deducting offering expenses of $300,000. The net proceeds were used to build raw materials and finished goods inventory; to extend the revenue cycle of harvested macadamias; to extend credit to our customers; to repay indebtedness incurred to fund working capital needs; to fund promotional allowances, including slotting fees charged by food retailers in order to have our product placed on their shelves; to provide bridge financing for our drying plant until permanent financing is obtained; and for general partnership purposes.

On March 27, 2015, the Partnership entered into an Amended and Restated Credit Agreement with American AgCredit, PCA (“AgCredit”). The amended agreement increases the revolving line of credit from $5 million to $9 million, and provides for an additional term loan of $5.25 million to supplement the existing term loan of $5.6 million. This second term loan will be used to finance the construction of the second phase of the new drying facility.

Management believes that the Partnership has sufficient working capital to meet current obligations and debt service requirements.

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

Consolidation. The consolidated financial statements include the accounts of the Partnership, Royal, the Managing Partner and RHS. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

Farming Costs. The Partnership considers each orchard to be a separate cost center, which includes the depreciation/amortization of capitalized costs associated with each orchard’s acquisition and/or development and maintenance and harvesting costs directly attributable to each orchard. In accordance with industry practice in Hawaii and accounting principles generally accepted in the United States of America (“GAAP”), orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings in the year that the costs are incurred.

However, the timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred. For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter. Management estimates the average cost per pound for each orchard based on the estimated annual costs to farm each orchard and the anticipated annual production from each orchard. The amount of farming costs recognized as expense throughout the year is calculated by multiplying each orchard’s estimated cost per pound by the actual production from that orchard. The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets. Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is typically lowest during the first and second quarter of the year. Deferred farming costs are expensed over the remainder of the year since nut production is typically highest at the end of the third and fourth quarters. Management evaluates the validity of each orchard’s estimated cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

Inventory. Inventories are recorded at the lower of cost (determined under the first-in first-out and average cost methods) or market. Write downs are provided for finished goods expected to become nonsaleable due to age, and provisions are specifically made for slow moving or obsolete raw ingredients and packaging material. The Company also adjusts the carrying value of its inventories when it believes that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices, including cost of selling. These charges are recorded as a component of cost of sales. Once inventory is written down, a new, lower cost basis for inventory is established.

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

Depreciation of orchards and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (40 years for orchards, between 10 and 20 years for irrigation and well equipment, and between three and 12 years for other equipment). A 5% residual value is assumed for orchards. The macadamia orchards acquired in 1986 situated on leased land are being amortized on a straight-line basis over the terms of the leases (approximately 33 years from the inception of the Partnership) with no residual value assumed. The macadamia orchards acquired in 1989 situated on leased land are being amortized on a straight-line basis over a 40-year period (the terms of these leases exceed 40 years) with no residual value assumed. Repairs and maintenance costs are expensed unless they exceed $5,000 and extend the useful life beyond the depreciable life.

The Partnership reviews long-lived assets held and used or held for sale for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required. If an impairment charge is required, the Partnership would write the assets down to fair value. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value as determined by quoted market price or a present value technique. Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset. There were no indicators of impairment as of December 31, 2014 and 2013, respectively.

Other Assets. As a result of the IASCO orchards acquisition, the Partnership recorded $480,000 in intangible assets consisting of three nut purchase agreements and $137,500 in financing fees. The nut purchase agreements are being amortized over a 10-year life, or $48,000 per year. The financing fees are being amortized over the terms of the respective debt agreement as follows: (i) $105,000 of the financing fees is being amortized over 10 years or $10,500 per year and (ii) $37,500 of financing fees was amortized over two years and became fully amortized in 2012.

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

General Excise and Sales Taxes. The Partnership records Hawaii general excise and California sales taxes when goods and services are sold as components of revenues and expenses. For the years ended December 31, 2014 and 2013, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $30,000 and $37,000, respectively. There were no California sales taxes charged or collected in 2014, as food products are not subject to sales tax in California. On September 1, 2013, the Partnership was allowed entry into the Hawaii Enterprise Zones Program. Participating in this program provides the Partnership with an exemption from paying the wholesale Hawaii general excise tax, along with other benefits. To remain in the program the Partnership must increase annual revenue growth by 2% or headcount by 10% after the first year and 15% in years four, five, six and seven.

Income Taxes of Partnership. The income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. The provision for income taxes equates to a 3.5% federally prescribed rate applied to gross income (net revenues less cost of goods sold as calculated on a tax basis) for the years ended December 31, 2014 and 2013.

Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax reporting basis of assets and liabilities.

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2014, management believes there were no uncertain income tax positions. The four tax years in the period ended December 31, 2014 remain open for federal purposes.

Income Taxes of Royal. Royal derives its revenues from the sale of branded macadamia nut products which are reported under the corporation. Royal is subject to taxation as a C Corporation at the 34% federal tax rate and a blended state tax rate of approximately 8.34% on Royal’s taxable income (loss). As a result of the losses incurred by Royal since inception, the Partnership has recorded a deferred tax asset of $2.4 million and $1.3 million as of December 31, 2014 and 2013, respectively. The Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset in both years due to the uncertainty regarding future realization. The difference between Royal’s effective tax rate of 0% and the federal statutory rate of 34% is mainly attributable to the change in the valuation allowance during the year.

Management evaluates uncertain income tax positions for Royal utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2014, management believes there were no uncertain income tax positions and the only open years are 2013 and 2012.

Revenue. Macadamia nut sales are recognized when nuts are delivered to the buyer. Contract farming revenue and administrative services revenues are recognized in the period that such services are completed. The Partnership is paid for its services based upon a “time and materials” basis plus a percentage fee or fixed fee based upon each farming contract’s terms. Contract farming includes the regular maintenance of the owners’ orchards as well as harvesting of their nuts. The Partnership provides these services throughout the year. Revenue for the sale of branded products and bulk kernel is recognized when the products are delivered and ownership and risk of loss have been transferred to the customer and there is a reasonable assurance of collection of the sales proceeds. The Partnership recognizes sales net of estimated trade allowances, slotting fees, sales incentives, returns, advertising, reclamation and coupons. Amounts related to shipping and handling that are billed to customers are considered part of the sales price and are reflected in net sales, and the actual shipping and handling costs are reflected in general and administrative expenses.

Advertising. Advertising costs are expensed as they are incurred. Advertising expenses for the years ended December 31, 2014 and 2013 were $106,000 and $45,000, respectively.

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

Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income represents the change in Partners’ capital from transactions and other events and circumstances arising from non-unitholder sources. Accumulated other comprehensive (loss) consists of deferred pension and intermittent severance gains or losses. At December 31, 2014, our Consolidated Balance Sheets reflected Accumulated Other Comprehensive Loss in the amount of $186,000. At December 31, 2013, our Consolidated Balance Sheet reflected Accumulated Other Comprehensive Income in the amount of $37,000.

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern.” This guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The adoption of this guidance is not expected to impact our financial position, results, operations or cash flows.

(3)	SEGMENT INFORMATION

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

Management evaluates the performance of each segment on the basis of operating income and revenue growth. The Partnership accounts for intersegment sales and transfers at cost, and such transactions are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

Revenues — Orchards Segment

Revenues from the orchards segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound and pounds produced. Revenue generated from farming orchards owned by other growers is subject to farming contracts that generally provide for a mark-up in excess of cost or is based on a fixed fee per acre and tends to be less variable than revenue generated from the sale of nuts.

Nut Purchase Contracts. The Partnership had two lease agreements, one license agreement, and one nut purchase contract with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) in 2014. The two lease agreements and one license agreement were assumed by the Partnership with the purchase of the IASCO orchards on August 1, 2010, and require that all macadamia nuts produced from the acquired orchards be sold to and be purchased by Mauna Loa (representing approximately 21% of the Partnership’s production in 2014). The agreements expire in 2029, 2078 and 2080. Under these agreements, the Partnership is paid based on wet-in-shell (“WIS”) pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the United States Department of Agriculture (“USDA”) report. Under the two lease agreements, the price per pound is determined based on two elements: (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products. This wholesale price is adjusted to convert kernel price to a WIS basis; and (2) 40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the USDA for the most current crop year listed. When the USDA price for the crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively. The price per pound under the license agreement is determined in a similar manner as in the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. The final nut price published by the USDA for the crop year ended June 30, 2014, was $0.87 per WIS pound. The average nut price received by the Partnership for nuts produced from the IASCO orchards in the crop year ended June 30, 2014 was $0.82 per pound.

In addition, the Partnership had a nut purchase contract with Mauna Loa, entered into on January 31, 2011, which expired on December 31, 2014 (“Mauna Loa ML Contract C”), pursuant to which the Partnership sold approximately one-third of the remaining 79% of its production at $0.77 per adjusted WIS pound. The Partnership entered into a Macadamia Nut Purchase Agreement (the “2014 Short-Term Agreement”) with Mauna Loa, effective July 1, 2014, through October 31, 2014, to sell a minimum of 4 million pounds of WIS nuts adjusted to 20% moisture and 30% kernel recovery of $1.00 per pound.

To provide for the processing of nuts, the Partnership entered into a nut processing agreement on July 11, 2012 (the “MacFarms Contract”), with MacFarms LLC, formerly known as Buderim Macadamias of Hawaii, LLC (“MacFarms”). The MacFarms Contract provided for the processing of the Partnership’s WIS nuts produced during the year ended December 31, 2013, into kernel, with the specific volume to be determined by the Partnership. Under the contract, the Partnership paid MacFarms a processing fee of $1.30 per kernel pound for the first 300,000 pounds of kernel produced and $1.20 per kernel pound for all additional pounds of kernel produced. MacFarms processed 954,000 pounds of kernel under this contract. In 2014, MacFarms processed and delivered 238,000 pounds of kernel at $1.75 per kernel pound processing fee. During the third quarter of 2014, following processing of our nuts and receipt of kernel from MacFarms, the Partnership became concerned that MacFarms was not delivering the quantity of kernel to us as agreed. The Partnership filed a lawsuit against MacFarms on December 23, 2014, for breach of contract for its failure to deliver saleable kernel seeking compensatory damages in the amount of $1,358,077. On February 24, 2015, MacFarms filed an answer generally denying any wrongdoing with a counterclaim in the amount of $178,790, representing the last bill under the nut processing agreement that the Partnership had set off against its claim will be seeking compensation from MacFarms for its failure to deliver saleable kernel. As the amount and likelihood of collection has not yet been determined, no amount related to this claim has been recorded.

Husking Activities. Since the expiration of the Mauna Loa ML Contract C on December 31, 2014, husking for all of the Partnership’s orchards is performed at the Partnership’s husking plant in Ka’u. Prior to the expiration of the ML Contracts, husking activities for the Keaau and Mauna Kea orchards were performed at Mauna Loa’s Keaau facility. The Partnership made reimbursement payments to Mauna Loa of $327,000 in 2014 and $576,000 in 2013 for husking, as the contracts required that the Partnership deliver husked nuts.

Stabilization Payments. In December 1986, the Partnership acquired a leasehold interest in a 266-acre orchard that was several years younger than its other orchards. Because of the relative immaturity of this orchard at the time of purchase, its productivity (and therefore its cash flow) was expected to be correspondingly lower for the first several years as compared to the older orchards.

Accordingly, the seller of this orchard (KACI) agreed to make cash stabilization payments to the Partnership for each year through 1993 in which the cash flow from this orchard fell short of a target cash flow level of $507,000. Stabilization payments for a given year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for the $1.2 million in stabilization payments (net of general excise tax) as a reduction in the cost basis of this orchard. As a result, the payments will be reflected in the Partnership’s consolidated net income (loss) ratably through 2019 as a reduction to depreciation for this orchard.

In return, the Partnership is obligated to pay the seller 100% of any year’s cash flow from this orchard in excess of the target cash flow as additional rent until the aggregate amount of additional percentage rent equals 150% of the total amount of stabilization payments previously received. Thereafter, the Partnership is obligated to pay the owner 50% of this orchard’s cash flow in excess of the target cash flow as additional incentive rent. No additional rent was due for 2014 or 2013, as the Partnership did not generate cash flow from this orchard in excess of target cash flow.

Cash Flow Warranty Payments. In October 1989, the Partnership acquired 1,040 acres of orchards that were several years younger on average than the Partnership’s other orchards. Their productivity (and therefore their cash flow) was expected to be lower for the first several years than for the Partnership’s older orchards.

Accordingly, the sellers of these orchards (subsidiaries of C. Brewer and Company, Ltd.) agreed to make cash flow warranty payments to the Partnership for each year through 1994 in which the cash flow from these orchards fell short of a cash flow target level. Warranty payments for any year were limited to the lesser of the amount of the shortfall or a maximum payment amount.

The Partnership accounted for the $13.8 million received in cash flow warranty payments as reductions in the cost basis of the orchards. As a result, these payments will be reflected in the Partnership’s net consolidated income (loss) ratably through 2030 as reductions to depreciation for these orchards.

Revenues — Branded Product Segment

Royal began generating revenues from the branded product segment in the fourth quarter of 2012. In 2014, Royal’s sale of its savory macadamia nuts, nut and dried fruit clusters and bulk kernel resulted in $5.4 million of net revenues as compared to $2.1 million in 2013. Its cost of sales was $5.2 million in 2014 compared with $1.9 million in 2013. The branded products segment incurred an operating loss of $2.1 million and $1.9 million in 2014 and 2013, respectively.

The following is a summary of each reportable segment’s revenues, operating loss, assets and other information as of and for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$10,579	$5,439 (2)	$—	$16,018
Intersegment revenue	3,233	-	(3,233)	—
Total revenue	$13,812	$5,439	$(3,233)	$16,018

Operating loss
External customers	$(1,694)	$(2,142)	$—	$(3,836)
Intersegment operating income (loss)	(131)	(376)	507	—
Total operating loss	$(1,825)	$(2,518)	$507	$(3,836)

Depreciation and amortization	$2,432	$39	$—	$2,471

Capital expenditures	$3,061	$160	$—	$3,221

Segment assets
Segment assets	$47,718	$2,869	$—	$50,587
Intersegment elimination	13,576	5,161	(18,737)	—
Total segment assets	$61,294	$8,030	$(18,737)	$50,587

	Year ended December 31, 2013
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$11,781	$2,072 (2)	$—	$13,853
Intersegment revenue	3,138	—	(3,138)	—
Total revenue	$14,919	$2,072	$(3,138)	$13,853

Operating income (loss)
External customers	$(1,251)	$(1,929)	$—	$(3,180)
Intersegment operating income (loss)	744	(176)	(568)	—
Total operating income (loss)	$(507)	$(2,105)	$(568)	$(3,180)

Depreciation and amortization	$2,547	$37	$—	$2,584

Capital expenditures	$319	$46	$—	$365

Segment assets
Segment assets	$51,639	$3,085	$—	$54,724
Intersegment elimination	6,760	568	(7,328)	—
Total segment assets	$58,399	$3,653	$(7,328)	$54,724

(1)     All revenues are from sources within the United States of America and Canada.

(2)     Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(4)	RELATED PARTY TRANSACTIONS

Partnership Employment Contracts. The Partnership has employment agreements with two executives. The employment agreements provide for severance should the executives be terminated involuntarily under circumstances described in the agreements. The total severance which would be payable under these agreements to Scott C. Wallace, President and CEO, is the equivalent of six months of base pay or $125,000 and 18 months of base pay or $222,000 for Randolph H. Cabral, Senior Vice President Operations. For further information, see “Executive Compensation - Employment and Severance Agreements” in Part III, Item 11 of this Annual Report on Form 10-K.

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

(5)	INVENTORIES

Inventories consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014			2013
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Nut-in-shell	$463	$—	$463	$2,055	$—	$2,055
Dry-in-shell	2,251	—	2,251	—	—	—
Macadamia nut kernel	—	755	755	—	1,761	1,761
Finished goods	—	740	740	—	438	438
Farming supplies	252	—	252	267	—	267
Packaging, supplies and ingredients	—	327	327	—	167	167
Allowance for shrink and obsolescence	—	(75)	(75)	—	(30)	(30)

	$2,966	$1,747	$4,713	$2,322	$2,336	$4,658

(6)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Land	$8,884	$8,884
Improvements	2,016	1,976
Machinery and equipment	8,489	5,425
Irrigation well and equipment	2,592	2,592
Producing orchards	69,749	76,325
Construction work-in-progress	241	190
Land, orchards and equipment (gross)	91,971	95,392
Less accumulated depreciation and amortization	49,653	50,548
Land, orchards and equipment (net)	$42,318	$44,844

Depreciation expense amounted to $2.4 million and $2.5 million in 2014 and 2013, respectively. The Partnership’s interests in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors. Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements. If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then-current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration. The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7)	SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Revolving Credit Facility

Pursuant to the Fourth Amended and Restated Credit Agreement, dated July 15, 2010, by and between the Partnership and AgCredit, the Partnership has a $5.0 million revolving credit facility (the “Credit Agreement”). On March 7, 2011, the Credit Agreement was amended by the First Amendment to Fourth Amended and Restated Credit Agreement to maintain the revolving credit facility at $5.0 million through July 13, 2012. On July 12, 2012, the Partnership and AgCredit executed the Second Amendment to Fourth Amended and Restated Credit Agreement to extend the maturity date of its $5.0 million revolving credit facility from July 13, 2012 to May 1, 2014. On August 27, 2013, the Partnership executed the Third Amendment to Fourth Amended and Restated Credit Agreement to increase its revolving credit facility from $5.0 million to $7.0 million until December 31, 2013, at which time the revolving credit facility was to be reduced to $5.0 million and any balance in excess of that amount must be repaid. On December 26, 2013, the Partnership executed a Fourth Amendment to Fourth Amended and Restated Credit Agreement, which extended the date by which the revolving credit facility was required to be reduced to $5.0 million from December 31, 2013 to February 14, 2014. As of December 31, 2013, $5.9 million was outstanding on the revolving credit facility. On February 14, 2014, the Partnership made payments on the revolving line of credit to reduce the balance to $4.9 million. On April 23, 2014, the Partnership executed a Fifth Amendment to Fourth Amended and Restated Credit Agreement to extend the maturity date of the revolving credit facility from May 1, 2014 to August 1, 2014.

On July 31, 2014, the Partnership executed a Ninth Amendment to Revolving Loan Promissory Note and a Sixth Amendment to Fourth Amended and Restated Credit Agreement with its existing lender, AgCredit, which extended the maturity date of the $5.0 million revolving credit facility to October 1, 2014. On September 30, 2014, the Partnership executed with AgCredit a Tenth Amendment to Revolving Loan Promissory Note and a Seventh Amendment to Fourth Amended and Restated Credit Agreement, which further extended the revolving credit facility to December 15, 2014.

On December 15, 2014, the Partnership executed with AgCredit an Eleventh Amendment to Revolving Loan Promissory Note and an Eighth Amendment to Fourth Amended and Restated Credit Agreement, which further extended the revolving credit facility to January 30, 2015.

On January 30, 2015, the Partnership executed with AgCredit a Twelfth Amendment to Revolving Loan Promissory Note and a Ninth Amendment to Fourth Amended and Restated Credit Agreement, which further extended the revolving credit facility to March 3, 2015.

On February 27, 2015, the Partnership executed with AgCredit a Thirteenth Amendment to Revolving Loan Promissory Note and a Tenth Amendment to Fourth Amended and Restated Credit Agreement, which further extended the revolving credit facility to March 31, 2015.

On March 27, 2015, the Partnership executed an Amended and Restated Credit Agreement with AgCredit that amends and restates all prior agreements leaving in place the Partnership’s existing term loan at a reduced interest rate of 6%, adding a new term loan in the amount of $5.25 million and increasing the amount available under the revolving credit facility to $9 million until March 27, 2017. See Note 15.

Advances under the $5.0 million revolving credit facility bear interest at the base rate of 4.0% or the prime rate as published in the Wall Street Journal plus 1%, whichever is higher. At December 31, 2014 and 2013, the interest at the base rate on advances under the $5.0 million revolving credit facility was 4.25% per annum. From and after the first anniversary date, the Partnership is required to pay a facility fee of 0.30% to 0.375% per annum, depending on certain financial ratios on the daily unused portion of credit. The interest rate on any outstanding balance of the additional $2.0 million revolving line of credit was subject to a rate 50 basis points higher than the rate on the first $5.0 million and was 4.75% per annum at December 31, 2013. There was no fee on the unused portion of the $2.0 million.

The Partnership had no balance outstanding and $5.9 million outstanding on the revolving credit facility as of December 31, 2014 and 2013, respectively.

Long-Term Debt - Term Loan

On June 30, 2009, the Partnership executed a term loan promissory note for $600,000 with AgCredit. On August 4, 2010, the Partnership and AgCredit executed an amendment to the Credit Agreement which provided for a term loan of $10.5 million and bears fixed interest at 6.5% per annum and matures on July 1, 2020. At December 31, 2014 and 2013, the outstanding balance on the $10.5 million term loan was $5.8 million and $6.8 million, respectively.

At December 31, 2014 and 2013, the Partnership’s long-term debt was comprised of the following (in thousands):

	2014	2013
Term debt	$5,775	$6,825
Less: current portion	1,050	1,050
Non-current debt	$4,725	$5,775

The estimated fair values of the Partnership’s financial instruments have been determined through a discounted cash flow model using an estimated market rate of 4.25% in 2014 and 2013 with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows at December 31, 2014 and 2013 (in thousands):

	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$5,775	$6,110	$6,825	$7,286
Revolving credit facility	$—	$—	$5,900	$5,900

The inputs used in determining the fair value of the long-term debt and revolving credit facility are based on the lowest level of input that is significant to the fair value measurement and classified as Level 3 within the fair value measurement hierarchy. The Partnership’s policy is to recognize transfers in and/or out of a fair value hierarchy as of the end of the reporting period in which the event or change in circumstances causing a transfer occurred. The Partnership has consistently applied the valuation technique discussed in all periods presented.

Both the revolving credit loan and the term debt are collateralized by all personal and real property assets of the Partnership. The Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants.

At December 31, 2014, the Partnership’s working capital was $4.6 million and its current ratio was 2.43-to-1 as compared to the Partnership’s working capital of $155,000 and its current ratio of 1.02-to-1 at December 31, 2013.

The Partnership was not in compliance with the terms and conditions of the Credit Agreement that have been waived at December 31, 2014. The Partnership was in compliance with the terms and conditions of the Credit Agreement in 2013.

Land Leases

The Partnership leases the land underlying 1,596 acres of its orchards under long-term operating leases and one month-to-month lease, which expire through various dates ending 2045. Operating leases provide for changes in minimum rent based on fair value at certain points in time. Some of the land leases provide for additional lease payments based on USDA-reported macadamia nut price levels. The USDA-reported nut price for crop year ended June 30, 2014 is $0.87 per WIS pound. Additional payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $103,000 in 2014, which included additional lease accrual for crop year 2014 and crop year 2013 in the amount of $54,000 and $49,000, respectively. The USDA had not published the final crop year 2013 nut price as of December 31, 2013; therefore, the Partnership did not issue the additional lease payment in 2013. The Partnership issued the payment in 2014 based on the $0.80 per pound price for crop year 2013 as provided by the USDA in 2014. Total lease rent recorded for all land operating leases was $197,000 in 2014 and $244,000 in 2013. The lease rent recorded in 2013 includes $63,000 retroactive base rent due for 2011 through 2013 due to a lease amendment. One lease, which terminates in 2034, allows the lessor to purchase the trees from the Partnership in 2019, and if exercised, the lease would terminate.

Summary of Contractual Obligations

Contractual obligations as of December 31, 2014, for the Partnership are detailed in the following table (in thousands):

Contractual Obligations	Total	2015	2016	2017	2018	2019	Remaining
Long-term debt	$5,775	$1,050	$1,050	$1,050	$1,050	$1,050	$525
Line of credit	—	—	—	—	—	—	—
Operating leases	2,320	251	251	219	141	128	1,330
Total	$8,095	$1,301	$1,301	$1,269	$1,191	$1,178	$1,855

(8)	INCOME TAXES

The components of the Partnership’s gross income tax (benefit) expense for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Currently payable	$—	$64
Deferred	(16)	(19)
Gross income tax (benefit) expense	$(16)	$45

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income (revenues less cost of goods sold) for the years ended December 31, 2014 and 2013.

The components of the net deferred income tax liability reported on the consolidated balance sheets as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Intangible assets	115	$115
Inventory	31	31
Other	3	—
Gross deferred tax assets	149	146
Deferred income tax liabilities:
Land, orchards, and equipment	(1,153)	(1,164)
Other	—	(2)
Gross deferred tax liabilities	(1,153)	(1,166)
Net deferred income tax liabilities	(1,004)	$(1,020)

Royal is subject to taxation as a C Corporation at the 34% federal tax rate and 8.34% blended state tax rate on the corporation’s taxable income (loss). As a result of the losses incurred by Royal for the years ended December 31, 2014 and 2013, the Partnership recorded a deferred tax asset of $2.4 million and $1.3 million, respectively, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(9)	PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000. The plan covers employees who are members of a union bargaining unit. The projected benefit obligation includes the obligation for these employees related to their previous employer.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2014 and 2013 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2014 and 2013 (in thousands):

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,201	$1,242
Service cost	62	89
Interest cost	61	53
Actuarial (gain) loss	197	(158)
Benefits paid	(28)	(25)
Projected benefit obligation at end of year	$1,493	$1,201

Change in plan assets:
Fair value of plan assets at beginning of year	$1,199	$987
Actual return (loss) on plan assets	74	237
Employer contribution	37	0
Benefits paid	(28)	(25)
Fair value of plan assets at end of year	$1,282	$1,199

Funded status	$(211)	$(2)

Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (non-current)	$(211)	$(2)

The amounts recognized in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Net actuarial (gain) loss	$127	$(62)
Prior service cost	2	9
	$129	$(53)

The estimated net actuarial prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ended December 31, 2014 is $7,000.

The components of net periodic pension cost for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Service cost	$62	$89
Interest cost	61	53
Expected return on plan assets	(66)	(55)
Amortization of net actuarial loss and prior service cost	7	28
Net periodic pension cost	$64	$115

The amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 were as follows (000’s):

	2014	2013
Net loss (gain)	$189	$(361)
Amortization of prior service cost	(7)	(7)
Total recognized in accumulated other comprehensive income (loss)	$182	$(368)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(246)	$253

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2014 and 2013 and the net periodic pension cost for the years then ended are as follows:

	2014	2013
Pension benefit obligation:
Discount rate	4.20%	5.20%
Compensation increase	2.00%	2.00%

Net periodic pension cost:
Discount rate	5.20%	4.30%
Compensation increase	2.00%	2.00%
Expected return on plan assets	5.50%	5.50%

The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired targeted asset mix. The funds are invested in stock and fixed income funds. Stock funds include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include bonds, debentures and other fixed income securities. The target allocations for plan assets are currently 60% equity securities and 40% fixed income funds. The actual asset mix is evaluated on a quarterly basis and rebalanced if required to maintain the desired target mix. Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation.

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2014, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	$255	$—	$255	$—
U.S. mid-cap value	257	—	257	—
U.S. small-cap value	256	—	256	—
Pooled fixed income	514	—	514	—
Total	$1,282	$—	$1,282	$—

The fair values of the Partnership’s pension plan assets at December 31, 2013, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	$238	$—	$238	$—
U.S. mid-cap value	237	—	237	—
U.S. small-cap value	237	—	237	—
Pooled fixed income	487	—	487	—
Total	$1,199	$—	$1,199	$—

The Partnership is not required to make a contribution to the plan in 2015.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2015	$49
2016	56
2017	59
2018	64
2019	69
2020-2024	459

(10)	UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

Since the acquisition of the farming operations on May 1, 2000, the Partnership has provided a severance plan that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining unit agreements. The severance plan provides for the payment of eight days of pay for each year worked (upon the completion of three years of continuous service) if the employee becomes physically or mentally incapacitated, permanently laid off by the Partnership for reasons clearly beyond his or her control due to a permanent reduction in workforce, or reaches the age of 60 or older and terminates his or her employment with the Partnership. The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation of previous employers which the Partnership acquired.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2014 and 2013 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2014 and 2013 (in thousands).

	2014	2013
Change in severance obligation:
Severance obligation at beginning of year	$381	$412
Service cost	17	20
Interest cost	16	14
Actuarial loss	41	(34)
Benefits paid	(12)	(31)
Settlements		—
Severance obligation at end of year	$443	$381

Change in plan assets:
Fair value of plan assets at beginning of year	$0	$0
Employer contribution	12	31
Benefits paid	(12)	(31)
Fair value of plan assets at end of year	$0	$0

Amounts recognized in the consolidated balance sheets consist of:
Accrued severance liability (current)	$(74)	$(71)
Accrued severance liability (non-current)	(369)	(310)
Net amount recognized	$(443)	$(381)

The amounts recognized in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Net actuarial loss	$57	$16

There will be $1,312 in net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic cost for the year ending

December 31, 2015.

The components of net periodic cost for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Service cost	$17	$20
Interest cost	16	14
Amortization of net loss	—	1
Settlement loss	—	—
Net periodic pension cost	$33	$35

The net actuarial loss recognized in other comprehensive income in the year ended December 31, 2014 is $41,000. The net actuarial gain recognized in other comprehensive income in the year ended December 31, 2013 was $35,000.

	2014	2013
Weighted average assumptions
Discount rate	3.60%	4.60%
Rate of compensation increase	1.65%	1.65%

The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt. This analysis created a yield curve of annualized individual discount rates for period from one to 30 years. The discount rate used to determine the severance benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the net periodic cost for the fiscal year.

The Partnership expects to make $74,000 in contributions to the plan in 2015.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2015	$74
2016	55
2017	15
2018	24
2019	42
2020-2024	157

(11)	DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its eligible salaried non-bargaining unit employees that provides for employee and employer contributions. Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits. The Partnership is required to make matching contributions to the plan and may make discretionary annual contributions to the plan. The Partnership’s matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees. The Partnership’s discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria and are subject to annual limits. During the years ended December 31, 2014 and 2013, Partnership aggregate matching contributions were $35,000 and $40,000, respectively, and Partnership aggregate discretionary contributions were $108,000 and $125,000, respectively.

(12)	QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes selected unaudited quarterly operating results for the years ended December 31, 2014 and 2013 (in thousands, except per unit data):

	Revenues	Gross Income (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2014
1st Quarter	$3,600	$868	$(253)	$(0.02)
2nd Quarter	2,432	13	(2,979)	(0.27)
3rd Quarter	5,037	(154)	(1,421)	(0.13)
4th Quarter	4,949	(878)	(1,540)	(0.14)
2013
1st Quarter	$1,995	$266	$(628)	$(0.08)
2nd Quarter	547	(71)	(1,151)	(0.15)
3rd Quarter	4,399	5	(1,217)	(0.16)
4th Quarter	6,912	451	(674)	(0.09)

(13)	CONCENTRATION RISKS

Nut Purchase Agreements. In 2015, the Partnership has two lease agreements and one license agreement with Mauna Loa. The two lease agreements have a 99-year term with 64 and 66 years remaining. The license agreement has a term of 50 years with 15 years remaining. The payment terms of the lease and license agreements are 30 days after the end of month delivery. The Partnership relies upon the financial ability of the buyer of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements. If the buyer was unable to pay for the macadamia nuts delivered by the Partnership, or if the buyer is late in payment, it could result in the Partnership’s available cash resources being depleted. If the buyer refuses to purchase the nuts, the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price. It is also possible that the Partnership might not be able to find a buyer for the nuts.

Nut Processing. The Partnership has contracted with an off-island processor to crack and de-shell the macadamia nut kernel. There are few processors located on the island of Hawaii, and they charge higher processing fees than do off-island processors. If the Partnership cannot maintain the off-island processing arrangements, alternatives would result in higher processing costs to the Partnership.

Source for Macadamia Nuts. All orchards owned or leased by the Partnership are located on the island of Hawaii. If some sort of major natural or man-made disaster were to strike the island and damage the orchards significantly, it would be difficult for the Partnership to replace that lack of local production with nuts purchased off-island.

Employees. As of December 31, 2014, the Partnership employed 269 people, of which 186 were seasonal employees and seven were part-time employees. Of the total, 21 are in farming supervision and management, 232 are in production, maintenance and agricultural operations, 14 are in accounting and administration, and two are in sales.

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

(14)	COMMITMENTS AND CONTINGENCIES

The Partnership is involved in various commercial claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Partnership assesses these claims in an effort to determine the degree of probability and loss for potential accrual in its financial statements. In accordance with ASC 450, Contingencies, an accrual is recorded for a loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable, and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Partnership may be unable to provide a meaningful estimate of loss or recovery due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, the ongoing discovery and/or development of information important to the matter. The Partnership’s litigation loss contingencies are discussed below. The Partnership is unable to estimate reasonably possible losses (in excess of recorded accruals, if any) for these contingencies for the reasons set forth above.

Royal Hawaiian Orchards, L.P. vs. Edmond C. Olson, as trustee of The Edmund C. Olson Trust No. 2. On November 20, 2014, the Partnership, as lessee of Ka’u Green Shoe I Orchard from The Edmund C. Olson Trust No. 2, as lessor (the “Olson Trust”), on which 266 tree acres of macadamia nut orchards are situated, filed a complaint seeking a declaratory judgment that there has been no breach by the Partnership of the lease for the orchard and the Partnership’s present farming and horticultural practices constitute “good husbandry.” The Partnership’s causes of action against the Olson Trust include, among others, breach of contract, breach of implied covenant of good faith and fair dealing, monopolization in violation of the Sherman Anti-Trust Act, and unfair and deceptive competition under Hawaii’s unfair competition laws. The Partnership is seeking treble the actual damages to be proven at trial. The Olson Trust has filed a motion to change the jurisdiction of this case to Hawaii. No answer will be due form the Olson Trust until after the court rules on the motion.

Edmond C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of the Olson Trust, filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe Orchard, on which 367 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. Initial discovery requests have been served on the Olson Trust. No answer to the Partnership’s cross-claim has been filed, and no discovery responses have been submitted.

No amounts have been accrued in the accompanying financial statements due to the early stage of these cases and the uncertainty of the resolution of these matters.

(15)	SUBSEQUENT EVENTS

On March 27, 2015, the Partnership entered into an Amended and Restated Credit Agreement with AgCredit. The amended and restated agreement increases the revolving line of credit from $5 million to $9 million and provides for an additional term loan of $5.25 million to supplement the existing term loan of $5.6 million. This second term loan will be used to finance the construction of the second phase of the new drying facility. The existing term loan matures on July 1, 2020, and bears interest at 6% per annum.

The new term loan matures on March 27, 2021, and bears interest at 4.01% per annum. Advances under the $9 million revolving credit facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of: (a) one half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as published from time to time in The Wall Street Journal, as the prime rate. “Federal Funds Rate” means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York on the preceding business day opposite the caption “Federal Funds (Effective)”. The Partnership is required to pay a fee of .375% per annum on the daily unused portion of the revolving facility.

Effective on January 30, 2015, the Managing Partner entered into a new employment agreement with Randolph Cabral, the Senior Vice President of the Managing Partner, superseding his prior agreement dated October 27, 2009. Pursuant to the new agreement, Mr. Cabral will remain with the Managing Partner in his current capacity until September 30, 2015. The new agreement does not change Mr. Cabral’s compensation or other benefits. Consistent with the terms of his prior agreement, upon termination on September 30, 2015, or if he is terminated without cause prior to that date, he will receive a payment equivalent to 18 months of base pay ($222,300), subject to IRS limitations at the time of termination.

In January 2015, the Hershey Co. announced that it would sell its subsidiary, Mauna Loa, the Partnership’s largest customer, to Hawaiian Host. The Partnership management does not believe this change in ownership will impact the lease and contractual agreements the Partnership has executed with Mauna Loa.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Partnership’s current report on Form 8-K filed on April 2, 2014, the Partnership changed its independent registered public accountants effective for the fiscal year ending December 31, 2014. There were no disagreements or reportable events related to the change in accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership’s management has evaluated, under the supervision and with the participation of the Partnership’s Chief Executive Officer/Chief Accounting Officer, the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer/Chief Accounting Officer has concluded that, as of the end of the period covered by this annual report, the Partnership’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the consolidated financial statements.

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

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

On December 17, 2014, during the annual meeting of the Board of Directors of the Managing Partner, the Managing Partner approved the nomination of three directors and the reduction in the number of directors from five directors to three directors. On this date, the Partnership, the sole shareholder of the Managing Partner, approved the election of Mr. Barry Blank, Mr. James Kendrick and Mr. Bradford Nelson to serve as members of the Board.

Directors and Executive Officers of the Managing Partner

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

Name	Age	Position with Royal Hawaiian Resources, Inc.
Barry W. Blank	74	Director
James S. Kendrick	67	Director, Chairman
Bradford C. Nelson	48	Director
Scott C. Wallace	59	President, Chief Executive Officer and Principal Financial Officer
Randolph H. Cabral	62	Senior Vice President Operations

Barry W. Blank. Mr. Blank has served as a director since December 2012. He has been a registered securities representative since 1968 and has served as Vice President for Cantone Research since January 1, 2014 and as a stock broker from 2009 to 2010. He was branch manager of the investment firm of Murphy & Durieu from 2010 to 2013 and from 1998 to 2009. Mr. Blank was a member of the American Stock Exchange from 1978 until it was acquired by the New York Stock Exchange in 2008. He was a member of the New York Stock Exchange from 1981 until 2008. He has managed underwritings for over 40 companies, including both private placement and public offerings. He has served on the Phoenix Police Department as a police officer from 1969 until he retired with honors in 2007. Mr. Blank has a B.S. in Business Administration from Fairleigh Dickinson University, M.S. in Education Administration from Hofstra University, and did post-graduate work at St. John’s University, New York and New York University. In concluding that Mr. Blank is qualified to serve as a director, the Board considered, among other things, his more than 40 years of experience in the securities industry and his experience and expertise in public and private markets and in building stakeholder value.

James S. Kendrick. Mr. Kendrick has served as a director since June 2005. Mr. Kendrick has over 37 years of experience in the food processing industry. Prior to his retirement in 2007, Mr. Kendrick provided consulting services to various food companies, including Hamakua Macadamia Nut Company, Shade Foods and Mauna Loa Macadamia Nut Corporation. Mr. Kendrick held executive positions at Mauna Loa Macadamia Nut Corporation from 1983 to 1998, including Executive Vice President of Operations and President. Between 1978 and 1983, he was the Manager of the Honolulu Dole pineapple cannery. Mr. Kendrick worked for Kraft Foods as an engineering manager. He is a graduate of Northern Illinois University and Cornell’s Executive Development Program. In concluding that Mr. Kendrick is qualified to serve as a director, the Board considered, among other things, his high degree of general manufacturing acumen and extensive macadamia growing, processing and marketing experience and expertise.

Bradford C. Nelson. Mr. Nelson has served as a director since October 2009. Since 2010, he has been President and owner of West Sedge, Inc., providing finance and management services to businesses and family offices, including companies owned by the Ebrahimi family and Mr. Fred Ebrahimi, the Partnership’s largest unitholder. Mr. Nelson is a CPA and served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined a company owned by the Ebrahimi family. He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver. In concluding that Mr. Nelson is qualified to serve as a director, the Board considered, among other things, his global financial management experience and expertise and his tax and financial experience and understanding of GAAP.

Scott C. Wallace. Mr. Wallace has served as President and Chief Executive Officer of the Managing Partner since October 2013, interim Principal Financial Officer since November 14, 2014 and President of Royal since August 2013. He has served as executive vice president, sales and marketing since January 2012. He served as a director of the Managing Partner from June 2007 to December 2012. Prior to his employment with the Managing Partner, Mr. Wallace performed consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies. He was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits from 2009 through 2011. Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry. From 2006 through 2009, he managed offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg and Company owned business. Prior to joining SVP Worldwide, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006. Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2001. He has also served in management capacities with Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985). Mr. Wallace provides broad general management and executive level sales and marketing expertise. Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.

Randolph H. Cabral. Mr. Cabral has served as Senior Vice President, operations of the Managing Partner since January 2005 and senior vice president and orchard manager since May 2000. Mr. Cabral was previously employed at Ka’u Agribusiness Company, Inc., from 1989 until the Partnership’s acquisition of Ka’u Agribusiness’ macadamia business in 2000. He served as senior vice president from 1998 to 2000, as vice president from 1996 to 1998, and as orchard manager from 1989. From 1983 to 1989, Mr. Cabral served as orchard manager with Mauna Loa Macadamia Nut Corporation. Mr. Cabral has an A.S. in General Agriculture from the University of Hawaii.

Board and Committee Meetings; Special Meeting Attendance

The Board of Directors of the Managing Partner currently consists of three members. The Board has two committees — the Audit Committee and the Combined Committee. The members of each committee are set forth below.

Director	Audit Committee	Combined Committee
Barry W. Blank	X	X
James S. Kendrick	X	X
Bradford C. Nelson	Chair	Chair

The number of Board and committee meetings held during 2014 is set forth below.

	Board	Audit Committee	Combined Committee
Number of 2014 Meetings	5	5	4

All directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by each committee on which such director served.

Audit Committee

The current members of the Audit Committee are Mr. Nelson (Chairman), Mr. Blank and Mr. Kendrick. From January 1 to December 17, 2014, the members of the Audit Committee were Mr. Nelson (Chairman), Mr. John Kai and Mr. Alan Kennett. The Board of Directors of the Managing Partner has determined that each member of the Audit Committee is independent in accordance with the listing standards of the NYSE rules and the SEC rules governing audit committees. In addition, the Board has determined that Mr. Nelson qualifies as an “audit committee financial expert” as defined by the SEC by reason of his understanding of and the application of GAAP, his education and his work experience. See Mr. Nelson’s biography under Directors and Executive Officers of the Managing Partner above.

The functions to be performed by the Audit Committee include the appointment, retention, compensation and oversight of the Partnership’s independent auditors, including pre-approval of all audit and non-audit services to be performed by such auditors, and the review and approval of related party transactions and other matters that could involve a conflict of interest. The Audit Committee Charter is available on the Partnership’s website at www.royalhawaiianorchards.com.

Nominating, Governance and Compensation Committee (the “Combined Committee”)

The current members of the Combined Committee are Mr. Nelson (Chairman), Mr. Blank and Mr. Kendrick. From January through December 17, 2014, the members of the Combined Committee were Mr. Nelson (Chairman), Mr. Kendrick, Mr. Kai and Mr. Kennett. The Board has determined that all members of the Board are “independent” within the meaning of the listing standards of the NYSE. The Combined Committee is responsible for recommending to the Board individuals qualified to serve as directors and on committees of the Board. The Combined Committee oversees the Partnership’s compensation and employee benefit plans and practices, including its executive and director compensation plans, and reviews and discusses with management the Compensation Discussion and Analysis to be included in the Partnership’s annual proxy statement or annual report on Form 10-K. The Combined Committee advises the Board on the Board’s composition, procedures, and committees, develops and recommends to the Board a set of Corporate Governance Guidelines applicable to the Partnership, and oversees the evaluation of the Board. The Charter of the Combined Committee and the Corporate Governance Guidelines are available on the Partnership’s website at www.royalhawaiianorchards.com.

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

The Combined Committee determines the executive and director compensation based upon the Partnership’s financial performance, the applicable executive’s performance and market conditions. The Combined Committee recommends the level of compensation for the executive officers to the Board for its determination. The Combined Committee is solely responsible for the recommendation of executive officers’ salaries, bonuses and benefit compensation. The Combined Committee has not utilized compensation consultants in determining or recommending the amount or form of executive or director compensation. The President and CEO provides recommendations to the Combined Committee for those executive officers which report directly to him.

Code of Ethics

The Board of Directors of the Managing Partner has adopted a Code of Ethics applicable to directors, officers, employees, and contractors of the Managing Partner and the Partnership. The Code of Ethics is available on the Partnership’s website at www.royalhawaiianorchards.com.

Communications with the Board

Unitholders and others may send written communications directly to the Board addressed to: Board of Directors of Royal Hawaiian Resources, Inc., 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720. Any such communication may be directed to the attention of the Chairman of the Board or the Chair of any Board Committee or to the non-management or independent directors. Any such communications should include the following: (a) the name of the person sending the communication; (b) a statement in reasonable detail specifying the issue or concern; and (c) the contact information of the sender (at a minimum, phone number and address). Nothing stated in this paragraph shall override any requirements imposed on any communications under the Partnership Agreement (as amended) or other governing documents or by any law, rule or regulation.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, the directors and executive officers of the Managing Partner and persons who are beneficial owners of more than 10% of the Units of the Partnership (the “Reporting Persons”) are required to file reports of their ownership and changes in ownership of Units with the SEC and furnish the Partnership with copies of such reports. Based solely upon the review of the copies of the reports submitted to the Partnership and written representations from the Reporting Persons, the Partnership believes that all Reporting Persons complied with the applicable Section 16(a) requirements of the Exchange Act during 2014, except NUT 2013 GRAT, a trust that received over 10% of the Units as a gift from Mr. Ebrahimi. Although the Units owned by the GRAT remain beneficially owned by Mr. Ebrahimi, as a result of the gift the GRAT was required to file a Form 3, which was filed late.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Through the execution of its charter, the Combined Committee recommends to the Board of Directors all of the forms of compensation for named executive officers, including base salary, bonus plan, defined contribution plan and related goals. Executive compensation is determined by the Committee and approved by the Board of Directors of the Managing Partner based upon the Partnership’s financial performance, the personal performance of the executive and by market conditions. It is the Committee’s intention to set totals for the executive officers for cash compensation sufficiently high enough to attract and retain a strong motivated leadership team. The Board of Directors of the Managing Partner has the discretion to terminate or modify incentive plans and adjust or disapprove executive bonus payouts. The Board of Directors of the Managing Partner can approve discretionary incentives based upon individual performance in one’s area of responsibility.

The Partnership is committed to maximizing unitholder value, and dedicated to attracting and retaining the necessary talent to accomplish this objective. The compensation philosophy is designed to directly align the interests of unitholders and employees through compensation programs that will reward employees for performance that builds long-term unitholder value.

Elements of Compensation

The Partnership has a pay-for-performance philosophy and programs that are designed to be aligned with the interests of the business as well as its unitholders. A significant portion of possible total direct compensation of senior management is dependent on actual performance measured against short-term goals which are approved annually by the Board of Directors of the Managing Partner. The Partnership offers no equity-based incentives or long-term deferred compensation.

The elements of total compensation for executive officers include:

Compensation Element	Role in Total Compensation

Base Salary	Provides a fixed level of compensation for performing day-to-day responsibilities, competency. Attracts and retains qualified individuals.

Short-term Incentive Plan

Rewards annual Partnership performance.

Aligns participant’s compensation with short-term financial and operational objectives of the Partnership.

Provides a competitive, performance-based cash award based on pre-determined Partnership goals that measure the execution of the business strategy over a one-year period.

Benefits Health and welfare Savings Plan Defined Contribution Plan

Attracts and retains executive talent and keeps the Partnership competitive.

Provides security pertaining to health and welfare risks in a flexible manner to meet individual needs.

Provides limited perquisites consistent with the Partnership’s business strategy.

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

Short-term Incentive Plan. The program provides for incentives based upon (1) financial performance as measured by net income against that in the operating plan and (2) individual performance as measured by the achievement of strategic objectives and personal contribution to the Partnership’s success. Each component is measured against financial targets and Partnership objectives set at the beginning of the year as approved by the Board of Directors of the Managing Partner based on the operating budget and strategic plan. Guideline rates are established between 10% and 35% of the employee’s base salary. The bonus compensation level and related payment requires Board of Director approval. The plan also included strategic objectives, the disclosure of which, the Partnership believes would cause competitive harm. Based on the achievements of Mr. Wallace and Mr. Cabral of strategic objectives and personal contributions, the Board of Directors granted each of Mr. Wallace and Mr. Cabral a discretionary bonus of $24,366 and $2,223, respectively.

The short-term non-executive incentive plan is performance based. The program provides for incentives based upon net consolidated income (loss) from the Operating Plan, which are approved by the Board of Directors of the Managing Partner, with established guideline rates of between 3% and 6% of the employee’s base salary. No bonus will be earned if the Partnership performance is below 50% of the required net income (loss). If the bonus performance measures are exceeded, then the percentage increase is determined and the bonus is increased by that percentage. The bonus is limited to a maximum of 200% of the target bonus and bonuses to all executives and non-executives cannot exceed 15% of the Partnership’s cash flow. The bonus compensation level and related payment requires Board of Director approval.

Defined Contribution Plan. The Partnership sponsors a defined contribution plan for its eligible salaried non-collective bargaining unit employees that provides for employee and employer contributions. Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits. The Partnership is required to make matching contributions to the plan and may make discretionary annual contributions to the plan. The Partnership’s matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees. The Partnership’s discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria, and are subject to annual limits.

The Partnership and the Managing Partner do not have a defined benefit plan for non-collective bargaining unit employees. As such, neither the Managing Partner nor the Partnership is responsible for making any payments on the retirement of any of its present executive officers.

Summary Compensation Table

The following table summarizes the total compensation for services rendered during the fiscal years ended 2014 and 2013 paid to all individuals serving as principal executive officers during 2014.

	Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1), (2), (3), (4),(5)	Total ($)

Scott C. Wallace	2014	250,000	24,366	26,343	300,709
President & CEO	2013	250,000	—	29,271	279,271

Jon Y. Miyata	2014	131,250	—	10,962	142,212
Former VP & Chief Accounting Officer *	2013	137,000	—	—	137,000

Randolph H. Cabral	2014	148,000	2,223	19,562	169,785
Sr. Vice President	2013	148,000	—	19,751	167,751

Dennis J. Simonis	2014	—	—	272,663	272,663
Former President and Chief Operating Officer **	2013	161,000	—	19,287	180,287

* Mr. Miyata terminated employment on November 14, 2014.

** Mr. Simonis’ employment terminated on June 5, 2013.

(1)	Includes the following Partnership contributions to the defined contribution plan (401(k) plan):

	Wallace	Cabral	Simonis
2014	$14,343	$19,562	$—
2013	17,271	19,751	7,787

(2)	Includes the following automobile allowances provided by the Partnership:

Wallace
2014	$12,000
2013	12,000

(3)	Includes the following payment for accrued vacation:

Miyata
2014	$10,962

(4)	Includes Director fees paid in cash by the Partnership:

Simonis
2013	$11,500

(5)

Includes the following amounts paid in 2014 in connection with the Separation Agreement of Mr. Simonis: $238,833 paid to Mr. Simonis for severance, $29,000 paid to his attorney for legal services in connection with the Separation Agreement, and $4,830 for health insurance premiums paid for Mr. Simonis and his spouse through June 2014.

Outstanding Equity Awards at Fiscal Year-End

No named executive officer has any outstanding equity awards. Neither the Managing Partner nor the Partnership presently has equity incentive plans.

Employment and Severance Agreements

The Partnership has employment agreements with two executives — Scott C. Wallace, President and CEO, and Randolph H. Cabral, Senior Vice President, Operations. Neither of these agreements provides payments triggered solely by a change of control of the Partnership. The employment agreements provide for severance should the executives be terminated without cause.

Effective January 1, 2012, Scott C. Wallace, a former director of the Managing Partner, was hired by the Partnership for the position of executive vice president of sales and marketing. He was appointed President of Royal on August 27, 2013 and President and CEO of the Managing Partner on October 1, 2013. His compensation includes base salary of $250,000 per annum and a vehicle allowance of $1,000 per month. His employment offer letter does not provide for a guaranteed term of employment but requires the payment of a minimum severance benefit of six months of base pay, or $125,000, in the event his employment is involuntarily terminated for other than Just Cause. He is eligible to participate in the short-term incentive compensation plan under which his bonus, if any, will be determined at the discretion of the Board of Directors of the Managing Partner. Mr. Wallace receives standard benefits in accordance with the Partnership’s benefit policies.

Effective on January 30, 2015, the Managing Partner and Mr. Cabral entered into a new employment agreement, superseding his prior agreement dated October 27, 2009. Pursuant to the new agreement, Mr. Cabral will remain in his current capacity until September 30, 2015. The new agreement does not change Mr. Cabral’s compensation and all current benefits provided by the Partnership remain in effect. Consistent with the terms of his prior agreement, upon termination on September 30, 2015, or if he is terminated without cause prior to that date, he will receive a Retention Bonus equivalent to 18 months of base pay, or $222,300, subject to IRS limitations at the time of termination. The agreement calls for semi-monthly installment payments from October 2015 through March 2016, equivalent to Mr. Cabral’s salary per pay period as it existed on December 31, 2014, with the remainder of the payment to be paid in full in April 2016. The agreement includes limited covenants for non-disclosure of confidential information.

Dennis J. Simonis was the President and Chief Operating Officer of the Managing Partner from August 2001 until December 2004, President and Chief Executive Officer from December 2004 to June 5, 2013 and served as a director from August 2002 to June 5, 2013. As a result of Mr. Simonis’ separation from service on June 5, 2013, on July 18, 2013, the Managing Partner entered into a Separation Agreement with Mr. Simonis under which the Managing Partner paid $239,000 to Mr. Simonis and $29,000 to his attorney (which together equal one year’s base salary) on January 3, 2014, in consideration for a release of all claims against the Partnership that Mr. Simonis may have resulting from his former positions at the Managing Partner or under his employment agreement. The Managing Partner paid premiums for health insurance purchased by Mr. Simonis and his spouse through June 2014.

Director Compensation

Directors of the Managing Partner presently receive a quarterly retainer of $3,750 and a meeting fee of $1,000 per meeting. Members of the Managing Partner’s Audit Committee receive a meeting fee of $1,000 per meeting with the chairman of the Audit Committee receiving an additional $1,000 per meeting. The non-executive Chairman of the Board receives an additional $3,000 per meeting. Members of the Managing Partner’s Combined Committee receive a meeting fee of $1,000 with the chairman of this Committee receiving an additional $1,000 per meeting. There are no other agreements or arrangements, including no stock or stock option plans, between the Managing Partner and its directors.

Amounts reflected in the table below represent compensation paid for the year December 31, 2014.

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)

Barry W. Blank	21,000	21,000
John K. Kai (2)	28,000	28,000
James S. Kendrick	38,000	38,000
E. Alan Kennett (2)	28,000	28,000
Bradford C. Nelson	36,000	36,000

(1)	The amounts shown in this column reflect the director cash retainers and committee chair fees paid for board service as follows:

Name	Retainer ($)	Meeting Fee - Board of Directors ($)	Meeting Fee - Chairman of the Board ($)	Meeting Fee - Audit Committee ($)	Chairman Fee - Audit Committee ($)	Meeting Fee - combined Nominating, Governance, and Compensation Committee ($)	Chairman Fee - combined Nominating, Governance, and Compensation Committee ($)	Total Fees ($)

Barry W. Blank	15,000	5,000	—	—	—	1,000	—	21,000
John K. Kai (2)	15,000	5,000	—	4,000	—	4,000	—	28,000
James S. Kendrick	15,000	4,000	15,000	—	—	4,000	—	38,000
E. Alan Kennett (2)	15,000	5,000	—	4,000	—	4,000	—	28,000
Bradford C. Nelson	15,000	5,000	—	4,000	4,000	4,000	4,000	36,000

(2)	Each of Messrs. Kai and Kennett served on the Board of Directors of the Managing Partner until December 17, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information as of March 1, 2015, as to the beneficial ownership of the Partnership’s Units by (i) each person (or group of affiliated persons) known to the Partnership to own beneficially 5% or more of the Units, (ii) each director of the Managing Partner, (iii) each executive officer of the Managing Partner and (iv) all directors and executive officers of the Managing Partner as a group. All information is based on information filed by such persons with the SEC and other information provided by such persons to the Partnership. Except as otherwise indicated, the Partnership believes that each of the beneficial owners listed has sole investment and voting power with respect to such Units. On March 1, 2015, there were 11,100,000 Units outstanding. There are no Units deemed to be beneficially owned by virtue of a right of a person to acquire Units within 60 days of March 1, 2015.

Name and Address of Beneficial Owner	Class A Units Owned		Percent of Class A Units
Barry W. Blank 2777 Paradise Road Las Vegas, NV 89019	868,300		7.8%
Randolph H. Cabral**	100		*
Bradford C. Nelson**	9,154	(1)	*
Scott C. Wallace**	—		—
All directors and executive officers as a group (5 persons)	877,554		7.9%
Farhad Fred and Mary Wilkie Ebrahimi Husband and Wife 191 University Blvd., Suite 246 Denver, CO 80206	7,116,619	(2)	64.1%

*Less than 1%

**Address is the Partnership’s address: 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720.

(1)

Excludes 415,234 Class A Units owned by Crescent River Agriculture LLC. Mr. Nelson is a member of Crescent River Agriculture, LLC, but he has no voting or investment control over the Class A Units held by Crescent River Agriculture LLC. Mr. Nelson disclaims beneficial ownership of the Class A Units held by Crescent River Agriculture LLC, except to the extent of his pecuniary interest therein.

(2)

This disclosure is based on a Schedule 13D/A filed by Mr. and Mrs. Ebrahimi on October 21, 2014, and subsequently filed Forms 4. Mr. and Mrs. Ebrahimi have shared voting and dispositive power over all Units owned.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Partnership owns 100% of the stock of the Managing Partner. Therefore, the Managing Partner’s operations have been included in the Partnership’s consolidated financial statements. The Managing Partner is entitled to receive from the Partnership on or about February 15 of each year a management fee equal to 2% of the Partnership’s operating cash flow. Because the Managing Partner is owned by the Partnership, the Managing Partner has waived all management fees to which it is entitled under the Partnership Agreement but continues to be entitled to reimbursement for its reasonable and necessary business expenses (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses). The Managing Partner is also entitled to receive an annual incentive fee of 0.5% of the aggregate fair market value of the Units for the preceding calendar year, provided that net cash flow (as defined in the Partnership Agreement) for the preceding calendar year exceeds certain specified levels. No incentive fee was earned in 2014 or 2013.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written code of ethics for the Partnership, which is available on our website at www.royalhawaiianorchards.com. Under our code of ethics, our employees, officers, directors and consultants are discouraged from entering into any transaction that may cause a conflict of interest for us. In addition, they must report any potential conflict of interest, including related-party transactions, to their supervisor or an executive officer of the Managing Partner, who then reviews and submits any violation or proposed transaction to our audit committee.

In addition, the Board has adopted written Corporate Governance Guidelines, which apply to our executive officers and directors and are available on our website at www.royalhawaiianorchards.com. If any executive officer of the Partnership has an unavoidable conflict of interest or seeks a waiver of any other provision of the code of ethics, the executive officer must notify the Board and the Board must consider the conflict or waiver request. The Board must approve any waiver of the code of ethics for executive officers.

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

Director Independence

The Board has determined that each of the current directors, Messrs. Blank, Kendrick and Nelson, and the other directors who served in 2014, Messrs. Kai and Kennett were independent under the NYSE independence standards.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures

Pursuant to our Audit Committee Pre-Approval Policy, all audit and non-audit services performed by our auditors must be approved in advance by the Audit Committee of the Board to assure that such services do not impair the auditors’ independence from the Partnership. Under the policy, the Audit Committee may pre-approve any services to be performed by our auditors up to 12 months in advance. The Audit Committee may delegate pre-approval authority to one or more of its members. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by our auditors EKS&H and Accuity LLP for our consolidated financial statements as of and for the years ended December 31, 2014 and 2013, respectively.

Fees Paid to Our Auditors

Audit Fees. Fees billed by our auditors, EKS&H, during 2014 for the audit of the Partnership’s consolidated financial statements included in this Annual Report on Form 10-K and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q amounted to $103,000. Fees billed by Accuity LLP during 2014 for the audit of the Partnership’s 2013 consolidated financial statements included in this Annual Report on Form 10-K amounted to $72,000. Fees billed by our auditors, Accuity LLP, during 2013 for the audit of the Partnership’s 2013 consolidated financial statements included in this Annual Report on Form 10-K and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q amounted to $50,000.

Audit Related Fees. Fees billed in 2014 by EKS&H for the 2014, 2013, and 2012 audits of Royal Hawaiian Macadamia Nut, Inc. were $42,000. Audit related fees by Accuity LLP for the S-1 Registration Statement were $8,000 and $3,000 for 2013 and 2012, respectively.

Tax Fees. Fees related to tax compliance services provided by Accuity LLP amounted to $5,000 each year for 2014 and 2013. Fees related to tax compliance services provided by EKS&H were $5,200 for 2014.

All Other Fees. None

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

3.	Exhibit List

Exhibit
Number	Description
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

10.1

Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on April 18, 1986)

10.2

Form of Ka’u Orchards Farming Lease between Ka’u Agribusiness Co., Inc. (“KACI”) and Mauna Loa Orchards, L.P. (“MLO”), dated as of August 11, 1989 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.3

Form of Cash Flow Warranty Agreement among KACI, Mauna Kea Agribusiness Company, Inc. (“MKACI”)and the Partnership, dated as of July 1, 1989 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.4

Form of Assignment of Partial Interest in Lease No. 15,020 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.5

Form of Assignment of Partial Interest in Lease No. 16,859 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.6

Form of Assignment of Partial Interest in Lease No. 20,397 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.7

Form of Assignment of Lease from MLO to the Partnership relating to Lease from the Trustees of the Bishop Estate (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.8	Form of Lease from the Trustees of the Bishop Estate to MLO (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

Exhibit
Number	Description

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

10.15	Lease from the Trustees of the Bishop Estate to Mauna Loa (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.16	Asset Purchase Agreement by and between the Partnership and IASCO, dated as of June 22, 2010 (incorporated by reference to Exhibit 10.73 to the Current Report on Form 8-K filed on June 28, 2010)

10.17

Macadamia Nut Purchase Agreement “C” between Mauna Loa and the Partnership, signed on January 31, 2011 (incorporated by reference to Exhibit 10.82 to the Current Report on Form 8-K filed on February 3, 2011)

10.18

Agricultural License Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.85 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa ( incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.19

Agricultural Lease Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.20

Agricultural Lease Agreement, dated as of September 21, 1981, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.87 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.21*

Employment Offer Letter, dated as of December 6, 2011, with Mr. Scott C. Wallace (incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.22

Amended and Restated Supply Agreement, dated as of March 22, 2012, with Western Export Services, Inc. (incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.23

Macadamia Nut Processing Agreement, dated as of July 11, 2012, between the Partnership and Buderim Macadamias of Hawaii, LLC (incorporated by reference to Exhibit 10.93 to the Current Report on Form 8-K filed on July 17, 2012)

10.24*

Agreement, dated as of June 19, 2013, by and between John Kai and the Managing Partner for Services as interim President of the Managing Partner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2013)

10.25*

Separation Agreement and General Release, dated as of July 18, 2013, between Dennis Simonis and the Managing Partner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 23, 2013)

Exhibit
Number	Description

10.26*

Employment Agreement, dated as of January 30, 2015, between Randolph H. Cabral and the Managing Partner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2015)

10.27+

Amended and Restated Credit Agreement among the Partnership, the Managing Partner, Royal and RHS, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Lender and as Agent for such other persons who may be added as Lenders from time to time, dated as of March 27, 2015.

11.1+	Statement re: Computation of Net Loss per Class A Unit

16.1	Letter of Accuity LLP, dated April 2, 2014 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on April 2, 2014)

21.1+	List of Subsidiaries.

23.1+	Consent of Accuity LLP

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2014 of the Partnership, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014, and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, and December 31, 2013, (iii) Consolidated Statements of Partners’ Capital for the years ended December 31, 2014, and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, and December 31, 2013, and (v) Notes to Consolidated Financial Statements

+	Filed herewith
*	Management contract or compensatory plan or arrangement

(b)	Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)
	By:	ROYAL HAWAIIAN RESOURCES, INC.
(Managing Partner)

March 31, 2015	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Wallace	President and Chief Executive Officer (Principal Executive, Financial and	March 31, 2015
Scott C. Wallace	Accounting Officer) of Royal Hawaiian Resources, Inc. (Managing Partner)

/s/ Barry W. Blank	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 31, 2015
Barry W. Blank

/s/ James S. Kendrick	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 31, 2015
James S. Kendrick

/s/ Bradford C. Nelson	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 31, 2015
Bradford C. Nelson