Form 10-Q
period 2015-03-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2015-05-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2015, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

Part I – Financial Information

Item 1.	Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,340	$786
Accounts receivable	1,388	1,821
Inventories	6,637	4,713
Other current assets	492	537
Total current assets	13,857	7,857
Land, orchards and equipment, net	42,153	42,318
Other non-current assets	522	412
Total assets	$56,532	$50,587

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,925	$1,050
Line of credit	1,310	-
Accounts payable	1,187	1,015
Accrued payroll and benefits	853	1,001
Other current liabilities	356	164
Total current liabilities	5,631	3,230
Non-current pension benefits	580	580
Long-term debt	8,925	4,725
Deferred income tax liability	1,004	1,004
Total liabilities	16,140	9,539
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 11,100 units authorized, issued and outstanding	40,495	41,153
Accumulated other comprehensive loss	(184)	(186)
Total partners’ capital	40,392	41,048
Total liabilities and partners’ capital	$56,532	$50,587

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2015	2014
Orchards revenue	$2,877	$1,923
Branded product sales, net	591	1,613
Total revenues	3,468	3,536
Cost of revenues
Cost of orchards revenue	1,996	1,444
Cost of branded product sales	624	1,288
Total cost of revenues	2,620	2,732
Gross profit	848	804
General and administrative expenses	610	580
Selling expenses	466	342
Operating loss	(228)	(118)
Interest expense	(109)	(166)
Other (expense) income	(276)	79
Loss on disposition of property and equipment	—	(13)
Loss before income taxes	(613)	(218)
Income tax expense	45	35
Net loss	(658)	(253)

Other comprehensive income, net of tax
Amortization of prior service cost	2	2
Amortization of actuarial loss	—	—
Subtotal defined benefit pension plan	2	2
Other comprehensive income, net of tax	2	2
Comprehensive loss	$(656)	$(251)

Net loss per Class A Unit	$(0.06)	$(0.03)

Weighted average Class A Units outstanding	11,100	9,660

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2015	2014

Partners’ capital at beginning of period:
General partner	$81	$81
Class A limited partners	41,153	38,466
Accumulated other comprehensive (loss) income:
Pension and severance obligations	(186)	37
	41,048	38,584

Allocation of net loss:
Class A limited partners	(658)	(253)
	(658)	(253)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	-	8,880
	-	8,880

Accumulated other comprehensive income:
Change in pension and severance obligations	2	2
	2	2

Partners’ capital at end of period:
General partner	81	81
Class A limited partners	40,495	47,093
Accumulated other comprehensive (loss) income	(184)	39
Total partners’ capital	$40,392	$47,213

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Cash received from goods and services	$3,958	$5,343
Cash paid to suppliers and employees	(5,138)	(4,612)
Interest paid	(66)	(83)
Taxes paid	(1)	—
Net cash (used in) provided by operating activities	(1,247)	648

Cash flows from investing activities:
Purchase of property and equipment	(434)	(644)
Net cash used in investing activities	(434)	(644)

Cash flows from financing activities:
Debt issuance costs	(150)	—
Proceeds from long-term debt	5,250	—
Proceeds from rights offering	—	9,180
Payment of rights offering fees	—	(110)
Proceeds from drawings on line of credit	2,810	2,100
Repayment of line of credit	(1,500)	(8,000)
Repayment on long-term debt	(175)	(175)
Net cash provided by financing activities	6,235	2,995

Net increase in cash and cash equivalents	4,554	2,999
Cash and cash equivalents at beginning of period	786	205
Cash and cash equivalents at end of period	$5,340	$3,204

Reconciliation of net loss to net cash (used in) provided by operating activities:
Net loss	$(658)	$(253)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	639	397
Net loss on sale of property and equipment	—	13
Defined benefit pension plan expense	2	2
Deferred income tax credit	—	(6)
Decrease in accounts receivable	433	1,664
Increase in inventories	(1,924)	(245)
Increase in deferred farming costs	—	(733)
Decrease in other current assets	45	112
Increase in accounts payable	172	207
Decrease in accrued payroll and benefits	(148)	(529)
Increase in other current liabilities	192	19
Total adjustments	(589)	901
Net cash (used in) provided by operating activities	$(1,247)	$648

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.
Condensed Consolidated Statements of Cash Flows (unaudited)

Supplemental disclosure of non-cash activity:

●	As of March 31, 2015, no depreciation expense was included in deferred farming costs (See Note 8 – Deferred Farming Costs).

●	As of March 31, 2014, $249,000 of depreciation expense was included in deferred farming costs.

●

During the three months ended March 31, 2014, upon completion of the rights offering, the Partnership netted $190,000 of offering costs against offering proceeds, which were recorded on the balance sheet as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (“the Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of March 31, 2015, and December 31, 2014, and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year or for any future period.

The December 31, 2014 condensed consolidated balance sheet data in this report was derived from audited consolidated financial statements contained in the Partnership's 2014 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission (“SEC”) in the Partnership’s 2014 Annual Report on Form 10-K.

The Partnership’s business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during the months of October, November and December. Typically, a substantial portion of the Partnership’s revenues occur during its third and fourth quarters. The Partnership generally experiences lower revenues during its first and second quarters and may incur losses in these quarters. Following the expiration of nut purchase contracts with a third party in December 2012, 2013 and 2014, nuts that were previously sold to the third party are being retained, as needed, to build inventory levels for the Partnership’s branded products segment. Commencing in 2015, the Partnership expects to use a majority of its nuts, except those grown in the International Air Service Co., Ltd. (“IASCO”) orchards, for its branded products segment.

(2)	CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)	RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter of 2014, the Partnership concluded that it was appropriate to classify certain promotional and reclamation costs as a reduction to revenue. Previously, these similar costs had been recorded in selling expenses. Accordingly, the Partnership has revised the classification to report these costs as a reduction to revenue. For the three months ended March 31, 2014, $64,000 of promotional and reclamation costs were previously included in selling expenses.

(4)	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on the Partnership’s condensed consolidated financial statements.

(5)	SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of Wet-In-Shell (“WIS”) macadamia nuts grown in orchards owned by the Partnership, the sale of Dry-In-Shell (“DIS”) macadamia nuts grown in orchards owned or leased by the Partnership, macadamia nut kernel sales to Royal and revenues from the farming of macadamia orchards owned by other growers. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel by Royal.

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at cost, and such transactions are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three months ended March 31, 2015 and 2014. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended March 31, 2015
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$2,877	$591 (2)	$—	$3,468
Intersegment revenue	2,445	—	(2,445)	—
Total revenue	$5,322	$591	$(2,445)	$3,468

Operating income (loss)
External customers	$429	$(657)	$—	$(228)
Intersegment operating income (loss)	377	(26)	(351)	—
Total operating income (loss)	$806	$(683)	$(351)	$(228)

Depreciation and amortization	$611	$10	$—	$621

Capital expenditures	$423	$11	$—	$434

Segment assets
Segment assets	$52,493	$4,039	$—	$56,532
Intersegment elimination	15,996	5,813	(21,809)	—
Total segment assets	$68,489	$9,852	$(21,809)	$56,532

	Three months ended March 31, 2014 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$1,923	$1,613 (2)	$—	$3,536
Intersegment revenue	2,218	—	(2,218)	—
Total revenue	$4,141	$1,613	$(2,218)	$3,536

Operating income (loss)
External customers	$115	$(233)	$—	$(118)
Intersegment operating income (loss)	501	(348)	(153)	—
Total operating income (loss)	$616	$(581)	$(153)	$(118)

Depreciation and amortization	$388	$9	$—	$397

Capital expenditures	$624	$20	$—	$644

Segment assets
Segment assets	$50,252	$6,717	$—	$56,969
Intersegment elimination	15,632	5,322	(20,954)	—
Total segment assets	$65,884	$12,039	$(20,954)	$56,969

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(6)	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Nut-in-Shell	$89	$463
Dry-in-Shell	2,977	2,251
Macadamia nut kernel	2,320	755
Finished goods	819	740
Farming supplies	269	252
Packaging supplies and ingredients	224	327
Allowance for shrink and obsolescence	(61)	(75)
Total	$6,637	$4,713

(7)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Land	$8,884	$8,884
Improvements	2,016	2,016
Machinery and equipment	8,494	8,489
Irrigation well and equipment	2,592	2,592
Producing orchards	69,749	69,749
Construction work-in-progress	664	241
Land, orchards and equipment, gross	92,399	91,971
Less accumulated depreciation and amortization	50,246	49,653
Land, orchards and equipment, net	$42,153	$42,318

(8)	DEFERRED FARMING COSTS

Through the 2014 operational year, orchard costs (e.g., irrigation, fertilizer and pruning) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed over the remainder of the year.

With the expiration of the final non-IASCO nut purchase contract in December 2014, and the retention of the fall 2014 nut harvest within the Partnership, the industry-accepted accounting practice of measuring and deferring a portion of the incurred-to-date farming costs has become less significant to the Partnership. With the retention of the harvested macadamia nuts in inventory, a significant portion of incurred farming costs are now captured in the inventory asset, and expensed to cost of goods sold when the inventory is sold.

For the first quarter 2015, the Partnership did not record a deferred farming cost asset since actual farming costs incurred were less than management's estimated cost to produce the macadamia nuts sold under the IASCO nut purchase agreements. This resulted in a liability of $277,000 as of March 31, 2015, which is recorded in other current liabilities in the consolidated financial statements. For the first quarter 2014, the Partnership recorded a deferred farming cost asset of $987,000, as its actual costs for nut production at all of its orchards exceeded management's estimated costs to produce the macadamia nuts sold.

(9)	INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income.

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and 8.34% blended state tax rate on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at March 31, 2015, was approximately $2.7 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(10)	CREDIT FACILITY - DEBT

On March 27, 2015, the Partnership entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with American AgCredit, PCA (“AgCredit”). The amended and restated agreement increased the revolving line of credit from $5 million to $9 million and provided for an additional term loan of $5.25 million to supplement the existing term loan of $5.6 million. The new term loan matures on March 27, 2021, and bears interest at 4.01% per annum.

The existing term loan, entered into on August 4, 2010, matures on July 1, 2020, requires monthly payments, with fixed principal reductions, over the term and bears fixed interest at 6% per annum, reduced from 6.5%. The outstanding balances of the term loan at March 31, 2015 and December 31, 2014, amounted to $5.6 million and $5.8 million, respectively.

Advances under the $9 million revolving credit facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate; and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. “Federal Funds Rate” means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York on the preceding business day opposite the caption “Federal Funds (Effective).” The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the revolving facility. The interest rate on the revolving credit facility at March 31, 2015, was 4.25% per annum. The Partnership had $1.3 million outstanding on the revolving credit facility as of March 31, 2015, compared with no balance outstanding as of December 31, 2014.

Both the revolving credit loan and the term debt are collateralized by all personal and real property assets of the Partnership. The Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants. In accordance with the Credit Agreement, the financial covenants were not applicable for the first quarter of 2015. The Partnership was in compliance with all financial covenants at March 31, 2014. The Partnership was not in compliance with the terms and conditions of the credit agreement in effect at December 31, 2014, which non-compliance was waived by AgCredit.

(11)	FAIR VALUE MEASUREMENTS

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.

The estimated fair value of the Partnership’s 2010 fixed-rate term loan was determined using a discounted cash flow model using an estimated market interest rate of 4.25% in 2015 and 2014 with similar terms and remaining maturities to that of the 2010 fixed-rate term loan. The Partnership has not considered lender fees in determining the estimated fair value. The estimated fair value of the 2015 fixed-rate term loan was equivalent to the carrying amount.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	March 31,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$10,850	$11,098	$5,775	$6,110
Revolving credit facility	1,310	1,310	-	-

The inputs used in determining the fair value of the long-term debt and revolving credit facility are classified as Level 3 within the fair value measurement hierarchy.

(12)	PARTNERS’ CAPITAL

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

The components of net periodic pension cost consisted of the following (in thousands):

	Pension Cost
	Three Months Ended March 31,
	2015	2014
Service cost	$17	$16
Interest cost	15	15
Expected return on assets	(17)	(17)
Amortization of net actuarial loss and prior service cost	2	2
Net periodic pension cost	$17	$16

(14)	INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees who are members of a union bargaining unit and not covered by the defined benefit pension plan. Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended March 31,
	2015	2014
Service cost	$5	$4
Interest cost	4	4
Net periodic intermittent severance cost	$9	$8

(15)	COMMITMENTS AND CONTINGENCIES

The Partnership is involved in various commercial claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Partnership assesses these claims in an effort to determine the degree of probability and loss for potential accrual in its financial statements. In accordance with Accounting Standards Codification 450, Contingencies, an accrual is recorded for a loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable, and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Partnership may be unable to provide a meaningful estimate of loss or recovery due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, the ongoing discovery and/or development of information important to the matter.

The Partnership’s litigation loss contingencies are discussed below. The Partnership is unable to estimate reasonably possible losses (in excess of recorded accruals, if any) for these contingencies for the reasons set forth above.

Royal Hawaiian Orchards, L.P. vs. Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2. On November 20, 2014, the Partnership, as lessee of Ka’u Green Shoe I Orchard from The Edmund C. Olson Trust No. 2, as lessor (the “Olson Trust”), on which 266 tree acres of macadamia nut orchards are situated, filed a complaint seeking a declaratory judgment that there has been no breach by the Partnership of the lease for the orchard and the Partnership’s present farming and horticultural practices constitute “good husbandry.” The Partnership’s causes of action against the Olson Trust include, among others, breach of contract, breach of implied covenant of good faith and fair dealing, monopolization in violation of the Sherman Anti-Trust Act, and unfair and deceptive competition under Hawaii’s unfair competition laws. The Partnership is seeking treble the actual damages to be proven at trial. The Olson Trust has filed a motion to change the jurisdiction of this case to Hawaii. No answer will be due form the Olson Trust until after the court rules on the motion.

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of the Olson Trust, filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe Orchard, on which 367 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. Initial discovery requests have been served on the Olson Trust. The Olson Trust has denied the claims asserted in the Partnership’s cross-claim. Discovery has been stayed pending the outcome of mediation negotiations.

(16)	SUBSEQUENT EVENT

On April 13, 2015, the Partnership entered into an Acquisition Agreement with Geyser Asset Management, Inc., as agent for a group of tenant in common investors (collectively, the “Owners”), to acquire approximately 736 acres of land located in Keaau, Hawaii, for approximately $8.1 million in cash. As part of the transaction, the Partnership will acquire certain rights, easements, and benefits appurtenant to the property, including all improvements, macadamia nut trees, windbreak trees and farm structures. The Partnership has a 30-day due diligence period, which the Partnership may extend for an additional 30 days, subject to providing prior written notice of such extension to the Owners. The Acquisition Agreement provides that the closing of the transaction shall take place no more than 30 days after expiration of the due diligence period, as mutually agreed by the parties. The Partnership expects to amend its Credit Agreement with AgCredit in order to finance the acquisition of the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K.

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”), is a vertically integrated producer, marketer and distributor of high-quality macadamia nut based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 4,744 tree acres of orchards that we own or lease in two locations on the island of Hawaii. We also farm approximately 1,047 tree acres of macadamia orchards in Hawaii for other orchard owners.

The Partnership was formed as a master limited partnership in 1986 owning macadamia nut orchards on owned and leased land. Vertical integration of our business began in 2000 with the acquisition of farming operations from subsidiaries of C. Brewer and Company, Ltd. In 2012, we moved toward further vertical integration by beginning to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS® through our wholly-owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”). In 2014, we completed construction of the first phase of our drying facility, which allows us more control over processing our nuts.

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. We estimate that as of March 31, 2015, we have products in retail distribution in approximately 11,500 stores in the United States and expect to be in 20,000 stores by the end of 2015.

Recent Developments

On April 13, 2015, we entered into an Acquisition Agreement with Geyser Asset Management, Inc., as agent for a group of tenant in common investors (collectively, the “Owners”), to acquire approximately 736 acres of land located in Keaau, Hawaii, for approximately $8.1 million in cash. As part of the transaction, we will acquire certain rights, easements, and benefits appurtenant to the property, including all improvements, macadamia nut trees and windbreak trees. We have a 30-day due diligence period, which we may extend for an additional 30 days, subject to providing prior written notice of such extension to the Owners. The Acquisition Agreement provides that the closing of the transaction shall take place no more than 30 days after expiration of the due diligence period, as mutually agreed by the parties. We expect to amend our Amended and Restated Credit Agreement with American AgCredit, PCA (“AgCredit”), in order to finance the acquisition of the property.

On March 27, 2015, we entered into an Amended and Restated Credit Agreement with AgCredit. The amended and restated agreement increases the revolving line of credit from $5 million to $9 million and provides for an additional term loan of $5.25 million to supplement the existing term loan of $5.6 million. This second term loan will be used to finance the construction of the second phase of the new drying facility. The existing term loan matures on July 1, 2020, and bears interest at 6% per annum (reduced from 6.5%). The new term loan matures on March 27, 2021, and bears interest at 4.01% per annum.

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Our orchards segment derives its revenues from the sale of Wet-In-Shell (“WIS”) macadamia nuts grown in orchards we own, the sale of Dry-In-Shell (“DIS”) macadamia nuts, the sale of macadamia nut kernel to Royal and revenues from the farming of macadamia orchards owned by other growers. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occur during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/nut-set-season.

Our branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nuts produced by Royal. Substantial advertising and promotional expenditures are required to introduce a new product or maintain or improve a brand’s market position. Promotional allowances, such as slotting fees, are netted against our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues. Accordingly, our future success depends, in large part, on our ability to effectively maximize the return on these expenditures to implement our growth strategy of expanding distribution and improving placement of our products and attracting new customers to our brand.

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

Factors that May Affect Our Results of Operation

Our businesses are seasonal. While sales of our branded products are anticipated to be only slightly seasonal, with the fourth quarter of the calendar year being somewhat higher, macadamia nut production is very seasonal, with the largest quantities typically being produced and then inventoried from September through November, resulting in large inventories that will be converted into finished product and sold throughout the following year.

Historically, a substantial portion of our WIS revenues occur during our third and fourth quarters. We generally experience lower revenues during our first and second quarters and may incur losses in these quarters. In addition, weather conditions may affect yields and delay harvesting from December into January, which may result in a fiscal year with lower than normal WIS revenues. Due to the seasonality of our business, a significant amount of working capital is required for much of the harvesting season.

Our orchards segment is impacted by weather. In August 2014 and January 2015, high winds from two storm events caused damage to the trees within the orchards and some nut loss, resulting in harvest delays. The harvest delays and the timing of the nut drop resulted in improved production for the first three months of 2015.

From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) pursuant to various agreements with Mauna Loa. On August 1, 2010, we assumed three long-term agreements expiring in 2029, 2078 and 2080 with Mauna Loa under which all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 21% our production in 2014, must be sold to and purchased by Mauna Loa at a predetermined price.

In addition, on January 31, 2011, we entered into three nut purchase contracts with Mauna Loa for the sale of the balance of our production (i.e., production from properties excluding the IASCO orchards), which represented approximately 79% of our production in 2014, with approximately one-third of such production covered by a one-year agreement that expired December 31, 2012, one-third of such production covered by a two-year agreement that expired December 31, 2013, and one-third of such production covered by a three-year agreement that expired December 31, 2014 (collectively “ML Contracts”), each at a fixed price. The staggered expiration dates were designed to (i) normalize the effects of market price volatility by requiring annual renegotiation of pricing for one-third of the non-IASCO volume and (ii) allow either party to exit the relationship gradually if it chose not to renew the expiring contracts. The Partnership and Mauna Loa did not extend any of the ML Contracts.

Under the IASCO agreements, we are paid based on WIS pounds at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the U.S. Department of Agriculture National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop year ended June 30, 2014 was $0.87 per WIS pound.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiaries require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2014 Annual Report on Form 10-K.

Results of Operations

Revenues, Cost of Goods and Services Sold and Gross Profit

For the three months ended March 31, 2015 and 2014, net revenues were $3.5 million. During the first quarter of 2015, orchards revenue increased by approximately $1.0 million, generated by $1.2 million in DIS sales, $200,000 in higher contract farming revenue and $500,000 in lower WIS sales, compared to the same period in 2014. Net revenue in the branded products segment decreased by approximately $1.0 million in the first quarter of 2015 compared to the same period in 2014, mainly attributable to $1.4 million in lower bulk nut sales which were offset by $404,000 in higher net branded products revenue.

For the three months ended March 31, 2015, cost of goods and services sold were $2.6 million, compared to $2.7 million in the same period in 2014, a decrease of 4.1%. For the three months ended March 31, 2015 we generated a gross profit of $848,000 and a gross margin of 24.5%, compared to gross profit of $804,000 and gross margin of 22.7%

Orchards Segment

The orchards segment consists of two reporting units − macadamia nut sales and contract farming.

The table below shows sales, costs of sales and gross profit for each of the two reporting units in the orchards segment for the three months ended March 31, 2015 and 2014.

	For the three months ended
(in thousands, except percentages)	March 31, 2015		March 31, 2014		Change	% Change

Macadamia nut sales	$2,496	100%	$1,744	100%	$752	43%
Cost of macadamia nut sales	1,642	66%	1,286	74%	356	28%
Gross profit	$854	34%	$458	26%	$396	86%
Contract farming revenue	$381	100%	$179	100%	$202	113%
Cost of contract farming	354	93%	158	88%	196	124%
Gross profit	$27	7%	$21	12%	$6	29%
Total revenues	$2,877	100%	$1,923	100%	$954	50%
Total cost of revenues	1,996	69%	1,444	75%	552	38%
Total gross profit	$881	31%	$479	25%	$402	84%

Macadamia nut sales in the first quarter of 2015 consists of $1.3 million from 1.5 million WIS pounds sold and $1.2 million from 651,000 DIS pounds sold. Cost of goods sold were $963,000 and $679,000, respectively. The improved gross profit margin for nut sales in 2015 was comprised of 44% margin on DIS sales and 25% margin on WIS sales, compared with 26% margin on nut sales in 2014 comprised of WIS sales.

Contract farming revenue for the first quarter of 2015 and 2014 amounted to $381,000 and $179,000, respectively. The higher revenue in 2015 as compared to the same period in 2014 is due to an increase in farming services performed, including $85,000 from harvesting operations due to an increase in pounds harvested, $39,000 relating to cultivation, $71,000 for administrative charges and a $7,000 increase in management fees.

For the three months ended March 31, 2015 and 2014, nut production, nut prices and nut revenue were as follows:

	Nut Purchase Contract Production
Nuts harvested	Nut Purchase Contracts - IASCO Orchards, Based on WIS Pounds	Nut Purchase Contract Based on Adjusted WIS Pounds	Total WIS Production Sold	Production Retained by Partnership	Total Production
Quarter ended March 31, 2015
WIS pounds (000’s pounds)	1,513	—	1,513	3,844	5,357
Nut price (per WIS pound, IASCO only)	0.8500	—	0.8500
Total nut sales ($000’s)	$1,286	$—	$1,286
Price per WIS pound (Net nut sales)	$0.8500	$—	$0.8500
Quarter ended March 31, 2014
WIS pounds (000’s pounds)	1,573	714	2,287	1,332	3,619
Adjustment for WIS @ 20% SK/DIS @ 30%	—	(116)	(116)
Adjusted WIS pounds (000’s pounds)	1,573	598	2,171
Nut price (per adjusted WIS pound)	$—	$0.7700	$—
Nut price (per WIS pound, IASCO only)	0.8163	—	—
Total nut sales ($000’s)	$1,284	$460	$1,744
Price per WIS pound (Net nut sales)	$0.8163	$0.6442	$0.7626

For the three months ended March 31, 2015 and 2014, we produced 5.4 million and 3.6 million WIS pounds, respectively. The increase in the first quarter production in 2015 as compared to the same period in 2014 relates to the timing of the nut drop. In the Ka’u region, some production carry-over from fall 2014 occurred as a result of delayed nut drop early in the season. Production from the Keaau orchards was 266,000 pounds, compared with no production in the first quarter of 2014.

The Ka’u orchards, including IASCO, produced approximately 41% more WIS pounds than in the same period in 2014. The poor yields in 2014 resulted from poor flowering, dry weather during critical periods, timing, and macadamia feltid coccid related damages, which resulted in lower nut volumes in the first quarter of 2014. Rainfall for the first quarter of 2015 was below average. These conditions suggest production may be at or below average for 2015.

The nut production in the first quarter of each calendar year at the Keaau orchards is affected by the length of the flower season at the respective sites. Pollination and nut-set at both sites normally ends in April, with the majority of the nut production being harvested in the fall. However, if the pollination/nut-set season is extended into May and June, these nuts are harvested in the first quarter of the calendar year. In the first quarter of 2015, the harvested production from Keaau was due to flowering extending beyond April 2014. Based on flower and nut development in 2015, management anticipates Keaau production to be close to the five-year average. However, late season flowering is being monitored to assess whether there is potential for an extended harvest season.

The timing and manner in which farming costs are recognized in our consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred. For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter. Management estimates the average cost per pound for its orchards by region based on the estimated annual costs to farm each orchard and the anticipated annual production from each region. The amount of farming costs recognized as expense throughout the year is calculated by multiplying each region’s estimated cost per pound by the actual production from that region. Beginning in the first quarter 2015, farming costs recorded as expense based on estimated cost per pound relates only to production from the IASCO orchards, our sole source of WIS sales. The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset or liability in the consolidated balance sheets. Deferred farming costs normally accumulate throughout the year, typically peaking midway through the third quarter, because historically nut production is lowest during the first and second quarter of the year. Deferred farming costs are expensed over the remainder of the year because historically nut production is highest at the end of the third and fourth quarters. Management evaluates the validity of each orchard’s estimated cost and production levels on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

For the first quarter 2015, the Partnership did not record a deferred farming cost asset since our actual farming costs incurred was less than our estimated cost to produce the macadamia nuts sold under the our IASCO nut purchase agreements. This resulted in a liability of $277,000 as of March 31, 2015, which is recorded in other current liabilities in the consolidated financial statements. For the first quarter 2014, the Partnership recorded a deferred farming cost asset of $987,000, as our actual costs for nut production at all of our orchards exceeded our estimated costs to produce the macadamia nuts sold.

Cost of orchard sales for the first quarter of 2015 is based on the current standard cost of $0.64 per WIS pound, compared with an estimated standard cost of $0.56 for the first quarter of 2014. The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The higher 2015 standard cost was based on higher projected costs related to pest control, wages, employee medical benefits, and fertilizer. The deferred farming balance will be fully absorbed by production at the end of the calendar year.

Branded Products Segment

In the third quarter of 2012, we established our branded products segment, which derives its revenues from the sale of bulk nuts and two product lines of better for you macadamia nut snacks sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal. Royal’s net revenues, cost of bulk nuts and branded products, and gross profit are shown in following table:

	For the three months ended
(in thousands, except percentages)	March 31, 2015		March 31, 2014		Change	% Change
Gross bulk kernel revenue	$21	100%	$1,447	100%	$(1,426)	-99%
Cost of bulk kernel	17	81%	1,009	70%	(992)	-98%
Gross profit	$4	19%	$438	30%	$(434)	-99%
Gross branded product revenue	$857	100%	$464	100%	$393	85%
Deductions to revenue	287	33%	298	64%	(11)	-4%
Cost of branded products	607	71%	279	60%	328	118%
Gross profit	$(37)	-4%	$(113)	-25%	$76	67%
Total gross revenues	$878	100%	$1,911	100%	$(1,033)	-54%
Total deductions to revenue	287	33%	298	16%	(11)	-4%
Total cost of revenues	624	71%	1,288	67%	(664)	-52%
Total gross profit (loss)	$(33)	-4%	$325	17%	$(358)	-110%

Gross revenue for the three months ended March 31, 2015, decreased by $1.0 million, or 54%, as compared to the same period in 2014. The lower gross revenue resulted from a 99% decrease in bulk nut sales, offset by an 85% increase in sales of our branded products. For the three months ended March 31, 2015, net revenue was comprised of gross sales in the amount of $857,000 in branded products and $21,000 in bulk nuts, reduced by $138,000 in promotions, $54,000 in reclamation charges, $51,000 in slotting fees, and $44,000 in discounts. For the three months ended March 31, 2014, net revenue was comprised of gross sales of $1.4 million in bulk nuts and $464,000 in branded products, reduced by $201,000 in slotting fees, $34,000 in discounts, $43,000 in promotions and $20,000 in reclamation charges. We offer a variety of sales and promotion incentives to our customers, such as price discounts, advertising allowances, in-store displays and consumer coupons. We anticipate that promotional activities will continue to impact our net sales and that change in such activities will continue to impact period-over-period results.

During the three months ended March 31, 2015, the cost of revenues decreased by $664,000, or $52%, as compared to the same period in 2014 due to the decreased volume of sales discussed above.

Gross profit (loss) for the three months ended March 31, 2015, was $33,000, compared to gross profit of $325,000 for the same period in 2014. The gross profit in 2014 was attributable to $438,000 in gross profit earned on the sale of 221,000 pounds of bulk kernel. The reduction in kernel sales in 2015 and the recording of provisions for inventory obsolescence and shrink of $33,000 resulted in the loss in first quarter of 2015 compared to the same period in 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $610,000, compared to $580,000 for the same period in 2014. The increase was mainly attributable to $76,000 in higher legal fees, offset by $11,000 in lower board of director fees, $16,000 in lower audit fees, and $19,000 in lower other administrative costs.

Selling Expenses

Selling expenses were $466,000 for the three months ended March 31, 2015, compared to $342,000 for the same period in 2014. The increase in selling expenses in 2015 was mainly attributable to $33,000 in higher salaries, benefits and travel costs due to hiring sales personnel in the second quarter of 2014, $39,000 in higher freight and warehousing costs, $30,000 in higher commissions paid to brokers and $22,000 in higher advertising, samples and other selling and marketing expenses.

Interest Expense

Interest expense for the three months ended March 31, 2015, was $109,000, compared to $166,000 for the same period in 2014. The decrease in 2015 was attributable to a lower outstanding balance on our 2010 term loan and lower outstanding average balances on our revolving credit facility.

Other Income and Expenses

Other expenses of $276,000 recorded for the three months ended March 31, 2015, were attributable to $280,000 of costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit. Other income of $79,000 recorded in the three month ended March 31, 2014, was attributable to a patronage dividend received from AgCredit.

Net Loss on Disposition of Property

There were no losses incurred from the disposition of property in the three months ended March 31, 2015, compared to a $13,000 loss from the disposition of equipment recorded for the same period in 2014.

Net Loss

For the three months ended March 31, 2015, the Partnership incurred a net loss of $658,000, compared to a net loss of $253,000 for the same period in 2014. The higher net loss resulted from higher general and administrative and selling costs in 2015, as well as from expenses incurred related to damages associated with a wind storm.

Income Taxes

We are subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on our gross profit. For the three months ended March 31, 2015 and 2014, gross income tax expense was $45,000 and $35,000, respectively.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and 8.34% blended state tax rate on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset on Royal’s net operating loss carry-forwards (“NOLs”) at March 31, 2015 was $2.7 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of these NOLs.

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

(in thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$5,340	$786
Accounts receivable	1,388	1.821
Inventories	6,637	4,713
Accounts payable	1,187	1,015
Accrued payroll and benefits	853	1,001
Working Capital (1)	8,226	4,627

(1)	Working capital consists of total current assets less total current liabilities.

The working capital increase as of March 31, 2014, was driven by the 2015 term loan proceeds received on March 27, 2015. This term loan will be used to finance the construction of the second phase of our drying facility and for general partnership purposes. Additionally, we have a $9 million revolving credit facility with AgCredit, which is available through March 27, 2017. We anticipate that our cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our operating expenses for the next 12 months.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Three months ended March 31,
(in thousands)	2015	2014
Cash and cash equivalents at beginning of period	$786	$205
Net cash (used in) provided by operating activities	(1,247)	648
Net cash used in investing activities	(434)	(644)
Net cash provided by financing activities	6,235	2,995
Cash and cash equivalents at end of period	5,340	3,204

Operating Cash Flow

Net cash used in operating activities for the three months ended March 31, 2015, was $1.2 million compared to cash provided by operating activities of $648,000 for the same period in 2014. The decrease in operating cash flow was primarily attributable to a decrease in cash receipts due to lower branded product sales and lower nut sales, and an increase in cash payments attributable to DIS processing.

Investing Cash Flow

Net cash used in investing activities of $434,000 in the three months ended March 31, 2015 and $644,000 in the three months ended March 31, 2014, were primarily used to purchase equipment for phase 1 and phase 2 of our drying plant project, respectively. Phase 1 of our drying facility was completed in November at a cost of $3.1 million. We estimate that total expenditures for phase 2 of the drying facility will be $2.2 million.

Financing Cash Flow

Financing activities for the three months ended March 31, 2015, consisted of proceeds from long term borrowings of $5.25 million and borrowings of $2.8 million under our revolving credit facility. Payments on long-term borrowings in the amount of $175,000 and repayments of $1.5 million on our revolving credit facility were made during the three months ended March 31, 2015. A debt issuance fee of $150,000 was incurred for the Amended and Restated Credit Agreement and is comprised of $95,000 and $55,000 for the revolving credit facility and term loan, respectively. The debt issuance fee is being amortized over the term of the loans, which is two and six years for the revolving credit facility and term loan, respectively.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	timing of the recognition of deferred farming costs;
●	valuation allowance related to our deferred tax asset;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of kernel produced in our orchards segment that will be used in our branded products;
●	production;
●	extension of the harvesting season;
●	increase in revenues from our branded products segment;
●	increase in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	growth, innovation and responsiveness of our branded products segment;
●	future economic performance;
●	industry trends;
●	sufficiency of cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility to fund working capital needs and debt services requirements;
●	plans regarding our revolving credit facility;
●	plans with respect to phase 2 of drying plant, including capacity and completion date; and
●	amount and funding of phase 2 of drying plant;
●	expected impact of new accounting standards on our financial statements; and
●	completion of the acquisition of property from Geyser Asset Management, Inc., as agent for certain investors.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, without limitation, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as risks associated with the following:

●	changing interpretations of accounting principles generally accepted in U.S.;
●	world market conditions relating to macadamia nuts;
●	the weather and local conditions in Hawaii affecting macadamia nut production;
●	legislation or regulatory environments, requirements or changes adversely affecting our businesses;
●	general economic conditions;
●	geopolitical events and regulatory changes;
●	our ability to retain and attract skilled employees;
●	our success in finding purchasers for our macadamia nut production at acceptable prices;
●	increasing competition in the snack food market;
●	the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers and distributors;
●	market acceptance of our products in the branded segment;
●	the availability and cost of raw materials;
●	changes in fuel and labor costs;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the Securities and Exchange Commission (“SEC”).

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risks, including those resulting from changes in the market price of macadamia kernel and changes in interest rates. There have been no significant changes in our market risk exposures since December 31, 2014. See “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer/Principal Financial Officer of the managing general partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Principal Financial Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer/ Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Financial Reporting

No changes were made to internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6.	Exhibits

The following documents are filed or furnished as required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1

Acquisition Agreement between Royal Hawaiian Orchards, L.P. and Geyser Asset Management, Inc., Inc., as agent for the tenant in common investors listed therein, dated as of April 13, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2015)

11.1	Statement re Computation of Net Loss per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101*

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months ended March 31, 2015, filed on May 14, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

* In accordance with Rule 406T of Regulation S-T, information in Exhibit 101 is “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: May 14, 2015

	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer
(Principal Executive and Financial Officer)