Form 10-Q
period 2015-06-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2015-08-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

Part I – Financial Information

Item 1.	Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,338	$786
Accounts receivable	3,678	1,821
Inventories	5,043	4,713
Deferred farming costs	2,009	-
Other current assets	436	537
Total current assets	12,504	7,857
Land, orchards and equipment, net	50,649	42,318
Other non-current assets	769	412
Total assets	$63,922	$50,587

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$5,037	$1,050
Line of credit	1,310	-
Accounts payable	1,145	1,015
Accrued payroll and benefits	721	1,001
Other current liabilities	130	164
Total current liabilities	8,343	3,230
Non-current pension benefits	580	580
Long-term debt	13,531	4,725
Deferred income tax liability	1,004	1,004
Total liabilities	23,458	9,539
Commitments and contingencies
Partners’ capital
General partner	81	81
Class A limited partners, no par or assigned value, 11,100 units authorized, issued and outstanding	40,566	41,153
Accumulated other comprehensive loss	(183)	(186)
Total partners’ capital	40,464	41,048
Total liabilities and partners’ capital	$63,922	$50,587

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Revenues
Orchards revenue	$823	$332	$3,700	$2,255
Branded product sales, net	4,271	2,008	4,862	3,621
Total revenues	5,094	2,340	8,562	5,876
Cost of revenues
Cost of orchards revenue	534	623	2,530	2,067
Cost of branded product sales	3,030	1,796	3,654	3,084
Total cost of revenues	3,564	2,419	6,184	5,151
Gross profit (loss)	1,530	(79)	2,378	725
General and administrative expenses	734	525	1,344	1,105
Selling expenses	506	425	972	767
Operating income (loss)	290	(1,029)	62	(1,147)
Net loss on sale of property	(1)	(1,857)	(1)	(1,870)
Net interest expense	(176)	(113)	(285)	(279)
Other (expense) income	(1)	1	(277)	80
Income (loss) before income taxes	112	(2,998)	(501)	(3,216)
Income tax (benefit) expense	41	(19)	86	16
Net income (loss)	71	(2,979)	(587)	(3,232)

Other comprehensive income, net of tax
Amortization of prior service cost	1	1	3	3
Amortization of actuarial loss	-	-	-	-
Subtotal defined benefit pension plan	1	1	3	3
Other comprehensive income, net of tax	1	1	3	3
Comprehensive income (loss)	$72	$(2,978)	$(584)	$(3,229)

Net income (loss) per Class A Unit	$0.01	$(0.27)	$(0.05)	$(0.31)

Cash distributions per Class A Unit	$-	$-	$-	$-

Weighted average Class A Units outstanding	11,100	11,100	11,100	10,384

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Partners’ capital at beginning of period:
General partner	$81	$81	$81	$81
Class A limited partners	40,495	47,093	41,153	38,466
Accumulated other comprehensive income (loss) Pension and severance obligations	(184)	39	(186)	37
	40,392	47,213	41,048	38,584

Allocation of net income (loss):
Class A limited partners	71	(2,979)	(587)	(3,232)
	71	(2,979)	(587)	(3,232)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	-	-	-	8,880
	-	-	-	8,880

Cash distributions paid:
Class A limited partners	-	-	-	-
	-	-	-	-

Accumulated other comprehensive income:
Change in pension and severance obligations	1	1	3	3
	1	1	3	3

Partners’ capital at end of period:
General partner	81	81	81	81
Class A limited partners	40,566	44,114	40,566	44,114
Accumulated other comprehensive (loss) income	(183)	40	(183)	40
Total partners’ capital	$40,464	$44,235	$40,464	$44,235

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Cash received from goods and services	$6,762	$8,987
Cash paid to suppliers and employees	(10,104)	(8,840)
Interest paid	(216)	(243)
Taxes paid	(3)	—
Net cash used in operating activities	(3,561)	(96)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1,493
Purchase of property and equipment	(1,594)	(1,230)
Net cash (used in) provided by investing activities	(1,594)	263

Cash flows from financing activities:
Debt issuance costs	(296)	—
Proceeds from long-term debt	5,278	—
Proceeds from rights offering	—	9,180
Payment of rights offering fees	—	(110)
Proceeds from drawings on line of credit	2,810	2,100
Repayment of line of credit	(1,500)	(8,000)
Repayment on long-term debt	(585)	(437)
Net cash provided by financing activities	5,707	2,733

Net increase in cash and cash equivalents	552	2,900
Cash and cash equivalents at beginning of period	786	205
Cash and cash equivalents at end of period	$1,338	$3,105

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(587)	$(3,232)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	779	554
Net loss on sale of property and equipment	1	1,870
Defined benefit pension plan expense	3	3
Deferred income tax credit	—	(11)
(Increase) decrease in accounts receivable	(1,857)	2,876
(Increase) decrease in inventories	(330)	1,199
Increase in deferred farming costs	(1,487)	(2,547)
Decrease in other current assets	101	-
Increase (decrease) in accounts payable	130	(206)
Decrease in accrued payroll and benefits	(280)	(610)
(Decrease) increase in other current liabilities	(34)	8
Total adjustments	(2,974)	3,136
Net cash used in operating activities	$(3,561)	$(96)

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.
Condensed Consolidated Statements of Cash Flows (unaudited)

Supplemental disclosure of non-cash activity:

●

On June 16, 2015, Royal Hawaiian Orchards, L.P. (the “Partnership”) purchased approximately 736 acres of land located in Keaau, Hawaii for $8.1 million. The acquisition was financed by $8.1 million of debt.

●	For the six months ended June 30, 2015 and 2014, $523,000 and $736,000, respectively, of depreciation expense was included in deferred farming costs.

●

During the six months ended June 30, 2014, upon completion of the rights offering, the Partnership netted $190,000 of offering costs against offering proceeds, which were recorded on the balance sheet as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries Royal Hawaiian Resources, Inc. (“RHR”), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of June 30, 2015, and December 31, 2014, and the results of operations, changes in partners’ capital and cash flows for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year or for any future period.

The December 31, 2014 condensed consolidated balance sheet data in this report was derived from audited consolidated financial statements contained in the Partnership’s 2014 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission (“SEC”) in the Partnership’s 2014 Annual Report on Form 10-K.

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

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter of 2014, the Partnership concluded that it was appropriate to classify certain promotional and reclamation costs as a reduction to revenue. Previously, these similar costs had been recorded in selling expenses. Accordingly, the Partnership has revised the classification to report these costs as a reduction to revenue. For the three and six months ended June 30, 2014, $92,000 and $156,000, respectively, of total promotional and reclamation costs were previously included in selling expenses.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Partnership is currently evaluating the impact of the adoption of ASU No. 2014-15 on its consolidated financial statements.

(5)	SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of Wet-In-Shell macadamia nuts grown in orchards owned by the Partnership, the sale of Dry-In-Shell macadamia nuts grown in orchards owned or leased by the Partnership, macadamia nut kernel sales to Royal, revenues from the farming of macadamia orchards owned by other growers, and rental income. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel by Royal.

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at cost, and such transactions are eliminated in consolidation.

The Partnership’s reportable segments are distinct business enterprises that offer different products or services.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and six months ended June 30, 2015 and 2014. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three months ended June 30, 2015
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$823	$4,271 (2)	$—	$5,094
Intersegment revenue	3,731	—	(3,731)	—
Total revenue	$4,554	$4,271	$(3,731)	$5,094

Operating income (loss)
External customers	$(141)	$431	$—	$290
Intersegment operating income (loss)	815	(463)	(352)	—
Total operating income (loss)	$674	$(32)	$(352)	$290

Depreciation and amortization	$130	$28	$—	$158

Capital expenditures	$9,210	$50	$—	$9,260

Segment assets
Segment assets	$56,465	$7,457	$—	$63,922
Intersegment elimination	19,528	5,965	(25,493)	—
Total segment assets	$75,993	$13,422	$(25,493)	$63,922

	Three months ended June 30, 2014 (in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$332	$2,008 (2)	$—	$2,340
Intersegment revenue	583	—	(583)	—
Total revenue	$915	$2,008	$(583)	$2,340

Operating income (loss)
External customers	$(565)	$(464)	$—	$(1,029)
Intersegment operating income (loss)	(245)	85	160	—
Total operating income (loss)	$(810)	$(379)	$160	$(1,029)

Depreciation and amortization	$147	$10	$—	$157

Capital expenditures	$563	$23	$—	$586

Segment assets
Segment assets	$47,224	$5,996	$—	$53,220
Intersegment elimination	14,427	4,191	(18,618)	—
Total segment assets	$61,651	$10,187	$(18,618)	$53,220

	Six months ended June 30, 2015
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$3,700	$4,862 (2)	$—	$8,562
Intersegment revenue	6,176	—	(6,176)	—
Total revenue	$9,876	$4,862	$(6,176)	$8,562

Operating income (loss)
External customers	$288	$(226)	$—	$62
Intersegment operating income (loss)	1,192	(489)	(703)	—
Total operating income (loss)	$1,480	$(715)	$(703)	$62

Depreciation and amortization	$741	$38	$—	$779

Capital expenditures	$9,633	$61	$—	$9,694

Segment assets
Segment assets	$56,465	$7,457	$—	$63,922
Intersegment elimination	19,528	5,965	(25,493)	—
Total segment assets	$75,993	$13,422	$(25,493)	$63,922

	Six months ended June 30, 2014
	(in thousands)
	Orchards	Branded Products	Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$2,255	$3,621 (2)	$—	$5,876
Intersegment revenue	2,801	—	(2,801)	—
Total revenue	$5,056	$3,621	$(2,801)	$5,876

Operating income (loss)
External customers	$(450)	$(697)	$—	$(1,147)
Intersegment operating income (loss)	256	(263)	7	—
Total operating income (loss)	$(194)	$(960)	$7	$(1,147)

Depreciation and amortization	$535	$19	$—	$554

Capital expenditures	$1,187	$43	$—	$1,230

Segment assets
Segment assets	$47,224	$5,996	$—	$53,220
Intersegment elimination	14,427	4,191	(18,618)	—
Total segment assets	$61,651	$10,187	$(18,618)	$53,220

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(6)	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Nut-in-Shell	$-	$463
Dry-in-Shell	1,214	2,251
Macadamia nut kernel	2,423	755
Finished goods	879	740
Farming supplies	274	252
Packaging supplies and ingredients	319	327
Allowance for shrink and obsolescence	(66)	(75)
Total	$5,043	$4,713

(7)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Land	$10,743	$8,884
Improvements	2,016	2,016
Machinery and equipment	8,552	8,489
Irrigation well and equipment	2,592	2,592
Producing orchards	76,068	69,749
Construction work-in-progress	1,531	241
Land, orchards and equipment, gross	101,502	91,971
Less accumulated depreciation and amortization	50,853	49,653
Land, orchards and equipment, net	$50,649	$42,318

(8)	DEFERRED FARMING COSTS

Orchard costs (e.g., irrigation, fertilizer and pruning) related to macadamia nuts sold during the interim reporting period are expensed to cost of revenues based on management’s estimate of the production costs related to those nuts. Orchard costs related to the nuts retained by the Partnership are captured in the inventory asset based on management’s estimate of the production costs related to those nuts. The difference between costs incurred-to-date and costs expensed and capitalized-to-date is reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarters of the year and are expensed or capitalized over the remainder of the year. The capitalized orchard costs are expensed to cost of revenues when the inventory is sold.

With the expiration of the final non-IASCO nut purchase contract in December 2014 and the Partnership’s retention of the harvested macadamia nuts in inventory, a significant portion of incurred farming costs are now captured in the inventory asset, and expensed to cost of revenues when the inventory is sold.

(9)	INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income.

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and 8.34% blended state tax rate on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at June 30, 2015, was approximately $2.7 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(10)	CREDIT FACILITY - DEBT

On March 27, 2015, the Partnership entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with American AgCredit, PCA (“AgCredit”). The amended and restated agreement increased the revolving line of credit from $5 million to $9 million and provided for an additional term loan of $5.25 million (“2015 6-Year Term Loan”). The 2015 6-Year Term Loan matures on March 27, 2021, and bears interest at 4.01% per annum.

Effective as of June 15, 2015, the Partnership entered into a Credit Agreement (the “American AgCredit FLCA Credit Agreement”) providing for a $5.265 million, 20-year term loan with American AgCredit, FLCA (“2015 20-Year Term Loan”). The term loan bears fixed interest at 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The term loan matures on July 1, 2035, at which point the Partnership is required to pay the outstanding principal balance. In connection with the American AgCredit FLCA Credit Agreement, the Partnership executed a term loan promissory note for $5.265 million in favor of American AgCredit, FLCA. The proceeds of this loan were used by the Partnership on June 16, 2015 for the acquisition of land and certain rights, easements, and benefits appurtenant to the land, including all improvements, macadamia nut trees, and windbreak trees. (See Note 16 - Acquisition).

In addition, in connection with the aforementioned acquisition, effective as of June 15, 2015, the Partnership, RHR, Royal and RHS (collectively “Borrowers” and each, a “Borrower”) entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit, as agent for such other persons who may be added as lenders from time to time (the “American AgCredit PCA Amendment”). The American AgCredit PCA Amendment provides for a bridge loan of $2.835 million that matures on the earlier of (a) March 15, 2016 or (b) the date that a Borrower receives net proceeds from any issuance of equity, subject to certain exceptions. The bridge loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. “Federal Funds Rate” means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York on the preceding business day opposite the caption “Federal Funds (Effective).” The bridge loan is collateralized by all personal and real property assets of the Borrowers. The American AgCredit PCA Amendment contains certain restrictions associated with further acquisitions, investments and indebtedness. In connection with the American AgCredit PCA Amendment, the Borrowers executed a bridge loan promissory note for $2.835 million in favor of AgCredit. The proceeds of this bridge loan were used by the Partnership on June 16, 2015 for the aforementioned acquisition.

On June 29, 2015, the Partnership entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with AgCredit. The Second Amendment removes the EBITDA covenant for June 30, 2015.

The term loan, entered into on August 4, 2010 with AgCredit (“2010 Term Loan”), matures on July 1, 2020, requires monthly payments, with fixed principal reductions, over the term and bears fixed interest at 6% per annum, reduced from 6.5%.

On May 1, 2015, the Partnership executed a promissory note with Bank of Hawaii (“BOH”), for the principal amount of $27,748. The note matures on May 15, 2017, bears interest at 2.34% per annum and requires equal monthly payments of principal and interest. The note is collateralized by the principal amount held in the Partnership’s deposit account with BOH.

At June 30, 2015, the Partnership had $18.568 million outstanding on term loans, comprised of $5.337 million on the 2010 Term Loan, $5.104 million on the 2015 6-Year Term Loan, $5.265 million on the 2015 20-Year Term Loan, $2.835 million on the bridge loan and $27,000 on the BOH promissory note. The Partnership had $5.775 million outstanding on term loans (consisting solely of the 2010 Term Loan) as of December 31, 2014.

Advances under the $9 million revolving credit facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate; and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. “Federal Funds Rate” means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York on the preceding business day opposite the caption “Federal Funds (Effective).” The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the revolving facility. The interest rate on the revolving credit facility at June 30, 2015, was 4.0% per annum. The Partnership had $1.310 million outstanding on the revolving credit facility as of June 30, 2015, compared with no balance outstanding as of December 31, 2014.

The revolving credit loan, the 2010 Term Loan, the 2015 6-Year Term Loan and the bridge loan are collateralized by all personal and real property assets of the Partnership. The Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants. In accordance with the Second Amendment, the financial covenants were not applicable for the second quarter of 2015. The Partnership was in compliance with all financial covenants at June 30, 2014. The Partnership was not in compliance with the terms and conditions of the credit agreement in effect at December 31, 2014, which non-compliance was waived by AgCredit. The 2015 20-Year Term Loan is collateralized by the property acquired by the Partnership on June 16, 2015, as described below in Note 16 – Acquisition.

The following table summarizes the Partnership’s principal maturities of long-term debt as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	2015(1)	2016	2017	2018	2019	Remaining
Long-term debt	$18,568	$1,036	$5,037	$2,194	$2,188	$2,188	$5,925

(1) For remainder of year.

(11)	FAIR VALUE MEASUREMENTS

The fair value of the line of credit is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets.

The estimated fair value of the Partnership’s fixed-rate term loans was determined using a discounted cash flow model using an estimated market interest rate of 4.00% in 2015 and 4.25% in 2014 with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	June 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$18,568	$19,318	$5,775	$6,110
Revolving credit facility	1,310	1,310	-	-

The inputs used in determining the fair value of the long-term debt and revolving credit facility are classified as Level 3 within the fair value measurement hierarchy.

(12)	PARTNERS’ CAPITAL

Net income (loss) per Class A Unit is calculated by dividing 100% of Partnership net income (loss) by the weighted average number of Class A Units outstanding for the period.

(13)	PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees who are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net periodic pension cost consisted of the following (in thousands):

	Pension Cost
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$17	$15	$34	$31
Interest cost	16	16	31	31
Expected return on assets	(17)	(16)	(34)	(33)
Amortization of net actuarial loss and prior service cost	1	1	3	3
Net periodic pension cost	$17	$16	$34	$32

(14)	INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees who are members of a union bargaining unit and not covered by the defined benefit pension plan. Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$5	$5	$10	$9
Interest cost	3	4	7	8
Net periodic intermittent severance cost	$8	$9	$17	$17

(15)	COMMITMENTS AND CONTINGENCIES

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 367 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. Initial discovery requests have been served on the Olson Trust. The Olson Trust has denied the claims asserted in the Partnership’s cross-claim. Discovery has been stayed pending the outcome of mediation negotiations.

(16)	ACQUISITION

On June 16, 2015, the Partnership closed the transactions contemplated by the previously announced Acquisition Agreement dated as of April 13, 2015, with Geyser Asset Management, Inc., a Delaware corporation, as agent for the tenant in common investors (collectively, the “Owners”). Pursuant to the Acquisition Agreement, the Partnership acquired from the Owners approximately 736 acres of land located in Keaau, Hawaii (the “Property”), for $8.1 million. As part of the transaction, the Partnership acquired certain rights, easements, and benefits appurtenant to the Property, including all improvements, 641 acres of macadamia nut trees, and windbreak trees. The Partnership determined that this was an asset acquisition and accounted for it as such. The Partnership funded this acquisition with $5.265 million in proceeds from the 2015 20-Year Term Loan and $2.835 million in proceeds from the bridge loan pursuant to the American AgCredit PCA Amendment.

Pursuant to the acquisition, the Partnership assumed five leases, whereby the Property is leased to the lessees in consideration of an annual base rent of $545,076 through December 31, 2015 that increases to $601,809 effective January 1, 2016 through December 31, 2021, the lease expiration date. The rent is required to be paid to the Partnership in equal quarterly installments, including general excise tax.

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

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”), is a vertically integrated producer, marketer and distributor of high-quality macadamia nut based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,385 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

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

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. We estimate that as of June 30, 2015, we have products in retail distribution in approximately 11,500 stores in the United States and expect to be in 13,000 stores by the end of 2015, including 500 high volume stores.

Recent Developments

On June 16, 2015, we acquired approximately 736 acres of land located in Keaau, Hawaii, for $8.1 million pursuant to the Acquisition Agreement dated April 13, 2015, with Geyser Asset Management, Inc., as agent for the tenant in common investors. As part of the transaction, we acquired certain rights, easements, and benefits appurtenant to the property, including all improvements, 641 acres of macadamia nut trees and windbreak trees.

In connection with the closing of the Acquisition Agreement, effective as of June 15, 2015, the Partnership, entered into a Credit Agreement (the “American AgCredit FLCA Credit Agreement”) providing for a $5.265 million, 20-year term loan with American AgCredit, FLCA. The term loan bears fixed interest at 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The term loan matures on July 1, 2035, at which point the Partnership is required to pay the outstanding principal balance. The term loan is secured by a mortgage on the acquired property. In connection with the American AgCredit FLCA Credit Agreement, the Partnership executed a term loan promissory note for $5.265 million in favor of American AgCredit, FLCA.

In addition, in connection with the closing of the Acquisition Agreement, effective as of June 15, 2015, the Partnership and its subsidiaries (collectively “Borrowers and each, a “Borrower”) entered into the First Amendment to Amended and Restated Credit Agreement with American AgCredit, PCA, as agent for such other persons who may be added as lenders from time to time (the “American AgCredit PCA Amendment”). The American AgCredit PCA Amendment provides for a bridge loan of $2.835 million that matures on the earlier of (a) March 15, 2016 or (b) the date that a Borrower receives net proceeds from any issuance of equity, subject to certain exceptions. The bridge loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. “Federal Funds Rate” means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York on the preceding business day opposite the caption “Federal Funds (Effective).” The bridge loan is collateralized by all personal and real property assets of the Borrowers. The American AgCredit PCA Amendment contains certain restrictions associated with further acquisitions, investments and indebtedness. In connection with the American AgCredit PCA Amendment, the Borrowers executed a bridge loan promissory note for $2.835 million in favor of American AgCredit, PCA.

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Our orchards segment derives its revenues from the sale of Wet-In-Shell (“WIS”) macadamia nuts grown in orchards we own, the sale of Dry-In-Shell (“DIS”) macadamia nuts, the sale of macadamia nut kernel to Royal, revenues from the farming of macadamia orchards owned by other growers and rental income. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occur during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/nut-set season.

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

Factors that May Affect Our Results of Operations

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

As of January 1, 2015, we have three long-term nut purchase agreements with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), expiring in 2029, 2078 and 2080. Under these agreements, all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 21% our production in 2014, must be sold to and purchased by Mauna Loa at a predetermined price.

Under the IASCO agreements, we are paid based on WIS pounds at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the U.S. Department of Agriculture National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop years ended June 30, 2015 and 2014 was $0.87 per WIS pound.

In 2014, in addition to the IASCO agreements, we sold WIS nuts to Mauna Loa under a nut purchase contract, which was effective from January 1, 2011 through December 31, 2014. Approximately 31% of our production in 2014 was sold under this contract.

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

Results of Operations

Revenues, Cost of Goods and Services Sold and Gross Profit

For the three and six months ended June 30, 2015, net revenue increased $2.8 million or 118% and $2.7 million or 46%, respectively, compared to the same periods in 2014. These increases were attributable to increases in nut sales, farming services and bulk kernel sales. During the three months ended June 30, 2015, revenue from the orchards segment and the branded products segment increased by $491,000 and $2.3 million, respectively, compared to the same period in 2014. For the six months ended June 30, 2015, revenue from the orchards segment and the branded products segment increased by $1.4 million and $1.2 million, respectively, compared to the same period in 2014.

For the three and six months ended June 30, 2015, cost of revenues sold increased $1.1 million and $1.0 million, compared to the same periods in 2014. For the three months ended June 30, 2015 we generated a gross profit of $1.5 million and a gross profit margin of 30%, compared to gross loss of $79,000 and gross margin of -3.4% for the same period on 2014. For the six months ended June 30, 2015, we generated a gross profit of $2.4 million and gross profit margin of 27.8%, compared to a gross profit of $725,000 and a gross profit margin of 12.3% for the same period in 2014. Gross profit for the three and six months ended June 30, 2015, increased over the prior periods mainly due to the higher sales price per WIS pound sold and for bulk kernel sales, and the absence of a $292,000 allowance for kernel processing which was recorded to cost of goods sold in 2014. The DIS sales in 2015 also contributed to the higher gross profit for the six months ended June 30, 2015.

Orchards Segment

The orchards segment consists of three reporting units − macadamia nut sales, contract farming and lease rent.

The table below shows revenues, costs of revenues and gross profit for each of the reporting units in the orchards segment for the three and six months ended June 30, 2015 and 2014.

	For the three months ended
(in thousands, except percentages)	June 30, 2015		June 30, 2014		Change	% Change

Macadamia nut sales	$400	100%	$130	100%	$270	208%
Cost of macadamia nut sales	176	44%	439	338%	(263)	-60%
Gross profit	$224	56%	$(309)	-238%	$533	172%
Contract farming revenue	$400	100%	$202	100%	$198	98%
Cost of contract farming	358	90%	184	91%	174	95%
Gross profit	$42	10%	$18	9%	$24	133%
Lease rent revenue	$23	100%	$-	-	$23	100%
Total revenues	$823	100%	$332	100%	$491	148%
Total cost of revenues	534	65%	623	188%	(89)	-14%
Total gross profit	$289	35%	$(291)	-88%	$(580)	-199%

	For the six months ended
(in thousands, except percentages)	June 30, 2015		June 30, 2014		Change	% Change

Macadamia nut sales	$2,896	100%	$1,874	100%	$1,022	55%
Cost of macadamia nut sales	1,818	63%	1,726	92%	92	5%
Gross profit	$1,078	37%	$148	8%	$930	628%
Contract farming revenue	$781	100%	$381	100%	$400	105%
Cost of contract farming	712	91%	341	90%	371	109%
Gross profit	$69	9%	$40	10%	$29	73%
Lease rent revenue	$23	100%	$-	-	$23	100%
Total revenues	$3,700	100%	$2,255	100%	$1,445	64%
Total cost of revenues	2,530	68%	2,067	92%	463	22%
Total gross profit	$1,170	32%	$188	8%	$982	522%

Macadamia nut sales increased for the three months ended June 30, 2015, as compared to the same period in 2014, due to increased WIS pounds sold. For the six months ended June 30, 2015, macadamia nut sales increased by $1.0 million, compared to the same period in 2014, due to $1.2 million in DIS sales, offset by $200,000 lower WIS sales due to fewer WIS pounds sold. Cost of revenues for the three months ended June 30, 2014 included a $292,000 allowance for kernel processing which resulted in higher cost of revenues compared to the same period in 2015. Cost of revenues for the six months ended June 30, 2015 were $92,000 higher than in the same period in 2014. The improved gross profit margin for nut sales in 2015 was mainly attributable to the higher price per WIS pound sold, the DIS sales and the absence of the $292,000 allowance for kernel processing recorded to cost of goods sold in 2014.

Contract farming revenue for the three and six months ended June 30, 2015 increased by $198,000 and $400,000, respectively, as compared to the same periods in 2014, due to an increase in farming services performed.

Pursuant to the acquisition of properties on June 16, 2015, we assumed five leases which require the lessees of the properties to pay rent to the Partnership in the amount of $272,538 covering the period of July 1, 2015 through December 31, 2015. Beginning January 1, 2016 through December 31, 2021, the annual rent is $601,809 and is due in quarterly installments. The leases expire on December 31, 2021. For the second quarter in 2015, we recorded $23,000 in rental income for the period of June 16, 2015 through June 30, 2015. The leases are triple net leases that require the lessees to pay all charges and assessments applicable to the properties during the term, including real property and general excise taxes, casualty loss insurance, liability insurance, and costs to farm the orchards and maintain the properties in accordance with professional industry standards in practice in Hawaii.

For the three and six months ended June 30, 2015 and 2014, nut production, nut prices and WIS nut revenue were as follows:

	Nut Purchase Contract Production
Nuts harvested	Nut Purchase Contracts -IASCO Orchards, Based on WIS Pounds	Nut Purchase Contract Based on Adjusted WIS Pounds	Total WIS Production Sold	Production Retained by Partnership	Total Production
Three months ended June 30, 2015
WIS pounds (000’s pounds)	450	—	450	648	1,098
Nut price (per WIS pound, IASCO only)	0.8889	—	0.8889
Total nut sales ($000’s)	$400	$—	$400
Price per WIS pound (Net nut sales)	$0.8889	$—	$0.8889
Three months ended June 30, 2014
WIS pounds (000’s pounds)	58	181	239	-	239
Adjustment for WIS @ 20% SK/DIS @ 30%	—	(65)	(65)
Adjusted WIS pounds (000’s pounds)	58	116	174
Nut price (per adjusted WIS pound)	$—	$0.7700	$—
Nut price (per WIS pound, IASCO only)	0.6897	—	—
Total nut sales ($000’s)	$40	$90	$130
Price per WIS pound (Net nut sales)	$0.6897	$0.4973	$0.5439
Six months ended June 30, 2015
WIS pounds (000’s pounds)	1,963	—	1,963	4,492	6,455
Nut price (per WIS pound, IASCO only)	0.8594	—	0.8594
Total nut sales ($000’s)	$1,687	$—	$1,687
Price per WIS pound (Net nut sales)	$0.8594	$—	$0.8594
Six months ended June 30, 2014
WIS pounds (000’s pounds)	1,631	895	2,526	1,332	3,858
Adjustment for WIS @ 20% SK/DIS @ 30%	—	(181)	(116)
Adjusted WIS pounds (000’s pounds)	1,631	714	2,345
Nut price (per adjusted WIS pound)	$—	$0.7700	$—
Nut price (per WIS pound, IASCO only)	0.8118	—	—
Total nut sales ($000’s)	$1,324	$550	$1,874
Price per WIS pound (Net nut sales)	$0.8118	$0.6145	$0.7419

For the three months ended June 30, 2015 and 2014, we produced 1.098 million and 239,000 WIS pounds, respectively. The increase in second quarter production in 2015 as compared to the same period in 2014 was attributable to an increase in the late season flowering and nut-set. An unusually wet summer helped maintain the additional nut-set.

Total production for the first half of 2015 was 67.3% higher than in the same period in 2014. Our Keaau orchards produced 266,000 WIS pounds in 2015 compared with no production for the same period in 2014. Production from our Ka’u orchards, including IASCO, was 2.597 million WIS pounds higher in 2015 compared to the same period in 2014. The higher production in 2015 relates to the timing of the nut drop, which resulted in production from fall 2014 being harvested in 2015.

The bearing seasons at Keaau are slightly shorter than at Ka’u and do not normally produce harvestable crop in the second quarter. The nut production in the first half of each calendar year at the Keaau orchards is affected by the length of the flower season. Pollination and nut-set normally ends in April, with the majority of the nut production being harvested in the fall. However, if the pollination/nut-set season is extended into May and June, these nuts are harvested in the first quarter of the calendar year. Based on flower and nut development in 2015, management anticipates Keaau production to be close to the five-year average. However, late season flowering is being monitored to assess whether there is potential for an extended harvest season.

The timing and manner in which farming costs are recognized in our consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred. For interim financial reporting purposes, farming costs are recognized as expense based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter. Management estimates the average cost per pound for its orchards by region based on the estimated annual costs to farm each orchard and the anticipated annual production from each region. The amount of farming costs recognized as expense throughout the year is calculated by multiplying each region’s estimated cost per pound by the actual production sold from that region. Likewise, the amount of farming costs captured in the inventory asset, representing the production that we retain, is calculated by multiplying each region’s estimated cost per pound by the actual production retained from that region. The difference between actual farming costs incurred and the amount of farming costs recognized as expense and capitalized is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset or liability in the consolidated balance sheets. Deferred farming costs normally accumulate throughout the year, typically peaking midway through the third quarter, because historically nut production is lowest during the first and second quarter of the year. Deferred farming costs are expensed or capitalized over the remainder of the year because historically nut production is highest at the end of the third and fourth quarters. Management evaluates the validity of each orchard’s estimated cost and production levels on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

Cost of orchards revenue for the three and six months ended June 30, 2015 is based on the current standard cost of $0.58 per WIS pound compared with an estimated standard cost of $0.57 for the same periods of 2014. The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The higher 2015 standard cost was based on higher projected costs related to pest control, wages, employee medical benefits, and fertilizer. The deferred farming balance will be fully absorbed by production at the end of the calendar year.

Crop Year Production Results

Total macadamia nut production for the 2014-2015 crop year (July 1 to June 30) was 20.9 million WIS pounds, which was 1.8 million pounds less than in the 2013-2014 crop year. Nut production for the 2013-2014 crop year was 2.0 million pounds less than in the 2012-2013 crop year. In Ka’u, the presence of the Macadamia Felted Coccid in the orchards negatively impacted production for the 2013-2014 and 2014-2015 crop years. In addition, two windstorms in Ka’u caused loss of tree limbs and immature nut drop, which contributed to the lower production for the 2014-2015 crop year and below average rainfall up to the end of 2012 in Ka’u, negatively impacted production for the 2013-2014 crop year. In Keaau, an extended flowering season in 2014 resulted in nut production in the first quarter of 2015, compared to a shorter flowering season in 2013 resulting in no production in the first quarter of 2014. With the sale of our Mauna Kea orchard, we anticipate that our production will be reduced by approximately one million pounds per year. We expect to seek opportunities to acquire additional orchards and/or increase development at our existing orchards to generate additional production. Comparative crop year results by orchard area are shown below:

	WIS Pounds Harvested for Crop Years Ended June 30,
	(in thousands, except percentages)
	2015	2014	2013	2015 over 2014	2014 over 2013
Keaau	7,028	6,863	7,943	+2%	-14%
Ka’u (Excludes IASCO orchards)	9,753	10,464	11,060	-7%	-5%
Mauna Kea *	-	995	767	-	+30%
Subtotal	16,781	18,322	19,770	-8%	-7%
IASCO orchards	4,119	4,398	4,995	-6%	-12%
Total Production	20,900	22,720	24,765	-8%	-8%

* Sold in June 2014

Branded Products Segment

In the third quarter of 2012, we established our branded products segment, which derives its revenues from the sale of bulk nuts and two product lines of better for you macadamia nut snacks sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal. Royal’s net revenues, cost of bulk nuts and branded products, and gross profit for the three and six months ended June 30, 2015 and 2014 are shown in following table:

	For the three months ended
(in thousands, except percentages)	June 30, 2015		June 30, 2014		Change	% Change
Gross bulk kernel revenue	$3,709	100%	$1,174	100%	$2,535	216%
Cost of bulk kernel	2,437	66%	980	83%	1,457	149%
Gross profit	$1,272	34%	$194	17%	$1,078	556%
Gross branded product revenue	$923	100%	$1,204	100%	$(281)	-23%
Deductions to revenue	361	39%	370	31%	(9)	-2%
Cost of branded products	593	64%	816	68%	(223)	-27%
Gross profit (loss)	$(31)	-3%	$18	1%	$(49)	-272%
Total gross revenues	$4,632	100%	$2,378	100%	$2,254	95%
Total deductions to revenue	361	8%	370	15%	(9)	-2%
Total cost of revenues	3,030	65%	1,796	76%	1,234	69%
Total gross profit	$1,241	27%	$212	9%	$1,029	485%

	For the six months ended
(in thousands, except percentages)	June 30, 2015		June 30, 2014		Change	% Change
Gross bulk kernel revenue	$3,730	100%	$2,621	100%	$1,109	42%
Cost of bulk kernel	2,454	66%	1,989	76%	465	23%
Gross profit	$1,276	34%	$632	24%	$644	102%
Gross branded product revenue	$1,780	100%	$1,668	100%	$112	7%
Deductions to revenue	648	36%	668	40%	(20)	-3%
Cost of branded products	1,200	67%	1,095	66%	105	10%
Gross profit (loss)	$(68)	-4%	$(95)	-6%	$27	-28%
Total gross revenues	$5,510	100%	$4,289	100%	$1,221	28%
Total deductions to revenue	648	12%	668	15%	(20)	-3%
Total cost of revenues	3,654	66%	3,084	72%	570	18%
Total gross profit	$1,208	22%	$537	13%	$671	125%

Gross revenue for the three and six months ended June 30, 2015, increased by $2.3 million or 95% and $1.2 million or 29%, respectively, compared to the same periods in 2014. The higher gross revenue for the three months ended June 30, 2015, resulted from a 216% increase in bulk nut sales, offset by a 23% decrease in sales of our branded products. The decrease in branded products sales was mainly attributable to an emphasis on bulk sales for cash flow purposes, and the anticipation of a new sales program with a large new customer. Deductions to revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. Deductions to revenue decreased by approximately $9,000 and $20,000, respectively, for the three and six months ended June 30, 2015, compared with the same periods in 2014. For the three months ended June 30, 2015 and 2014, such deductions were approximately 8% and 15%, respectively, of total revenue. For the six months ended June 30, 2015 and 2014, such deductions were approximately 12% and 15%, respectively, of total revenue. The decrease in deductions were mainly attributable to lower slotting fees and discounts, offset by higher promotional incentives. We offer a variety of sales and promotion incentives to our customers, such as price discounts, advertising allowances, in-store displays and consumer coupons.

Cost of revenues for the three and six months ended June 30, 2015, increased by $1.2 million or 69% and $570,000 or 18%, respectively, compared to the same periods in 2014 due to the increased volume of sales discussed above.

Gross profit for the three and six months ended June 30, 2015, increased over the prior periods mainly due to increased bulk sales with higher sales price and lower product costs.

General and Administrative Expenses

General and administrative expenses were $734,000 and $1.3 million for the three and six months ended June 30, 2015, respectively, and were $525,000 and $1.1 million for the three and six months ended June 30, 2014, respectively. The increase in general and administrative expenses in 2015 compared to 2014, was mainly attributable to higher legal fees, employee placement and relocation costs and fees for other professional services.

Selling Expenses

Selling expenses were $506,000 for the three months ended June 30, 2015, compared to $425,000 for the same period in 2014. The increase in selling expenses in 2015 was mainly attributable to $43,000 in higher storage and handling costs and $41,000 in higher commissions paid to brokers. Selling expenses were $972,000 for the six months ended June 30, 2015, compared to $767,000 for the same period in 2014. The increase in selling expenses in 2015 was mainly attributable to $69,000 in higher storage and handling costs, $67,000 in higher commissions paid to brokers, $34,000 in higher advertising costs, $19,000 in product development costs and $16,000 in other selling and marketing expenses.

Interest Expense

Interest expense for the three and six months ended June 30, 2015, was $176,000 and $285,000, respectively, compared to $113,000 and $279,000 for the same periods in 2014. The increase in 2015 was attributable to the additional debt incurred in 2015.

Other Income and Expenses

Other expense of $277,000 recorded for the six months ended June 30, 2015, was attributable to $281,000 of costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit. Other income of $80,000 recorded for the six months ended June 30, 2014, was attributable to a patronage dividend received from AgCredit.

Net Loss on Disposition of Property

Loss from the disposition of equipment for the three and six months ended June 30, 2015, was $1,000. For the three and six months ended June 30, 2014, loss on the disposition of property and equipment was $1.9 million, including a loss of $1.8 million resulting from the sale of assets following the termination of the Mauna Kea orchard lease.

Net Income

For the three and six months ended June 30, 2015, we recorded net income of $71,000 and a net loss of $587,000, respectively, compared to net losses of $3.0 million and $3.2 million, respectively, for the same periods in 2014. The net income in the three months ended June 30, 2015 was mainly attributable to the sale of bulk kernels which contributed $1.3 million to the gross profit. The higher gross profit for the six months ended June 30, 2015, due to $3.7 million in bulk kernel sales and $2.9 million in WIS and DIS nut sales resulted in the lower net loss in 2015 compared to the same period in 2014. For the six months ended June 30, 2015, the higher general and administrative costs and higher selling costs compared to the same period in 2014 contributed to the net loss, as did the expenses incurred related to damages associated with a wind storm. The net loss in 2014 resulted from the sale of trees and other improvements at our Mauna Kea orchard following the termination of our Mauna Kea orchard lease, which resulted in a $1.8 million loss.

Income Taxes

We are subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on our gross profit. For the three and six months ended June 30, 2015, gross income tax expense was $41,000 and $86,000, respectively, compared to a $19,000 gross income tax benefit and $16,000 gross income tax expense, respectively, for the same periods in 2014.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and 8.34% blended state tax rate on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset on Royal’s net operating loss carry-forwards (“NOLs”) at June 30, 2015, was $2.7 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of these NOLs.

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

(in thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$1,338	$786
Accounts receivable	3,678	1,821
Inventories	5,043	4,713
Accounts payable	1,145	1,015
Accrued payroll and benefits	721	1,001
Working capital (1)	4,161	4,627

(1)	Working capital consists of total current assets less total current liabilities.

The decrease in working capital as of June 30, 2015, was mainly due to the increase in short-term debt, including the revolving credit facility. In 2015, we increased our borrowings under our credit facilities to finance the construction of phase 2 of our drying facility, for the property acquisition and for general partnership purposes. We anticipate that our cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our operating expenses for the next 12 months.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Six months ended June 30,
(in thousands)	2015	2014
Cash and cash equivalents at beginning of period	$786	$205
Net cash used in operating activities	(3,561)	(96)
Net cash (used in) provided by investing activities	(1,594)	263
Net cash provided by financing activities	5,707	2,773
Cash and cash equivalents at end of period	1,338	3,105

Operating Cash Flow

Net cash used in operating activities for the six months ended June 30, 2015 and 2014, was $3.6 million and $96,000, respectively. The decrease in operating cash flow was primarily attributable to a $2.2 million decrease in cash receipts and a $1.3 million increase in cash payments. The increase in cash payments was primarily attributable costs for DIS processing and the decrease in cash receipts was due to the timing of cash received, as indicated by a $1.9 million higher accounts receivable balance as of June 30, 2015. In addition, the higher cash receipts for the six months ended June 30, 2014, was attributable to higher nut sales in the fourth quarter of 2013.

Investing Cash Flow

Cash used in investing activities of $1.6 million in the six months ended June 30, 2015, was primarily used to purchase equipment for phase 2 of our drying plant project, which is expected to be completed in October 2015 at an estimated cost between $2.8 and $2.9 million. Cash used of $1.2 million in the six months ended June 30, 2014, was primarily used to purchase equipment for phase 1 of our drying facility, which was completed in November at a cost of $3.1 million. This was offset by $1.5 million cash received from the sale of trees and other personal property upon termination of the Mauna Kea orchard lease and the settlement of all claims under the lease, resulting in $263,000 net cash received from investing activities for the six months ended June 30, 2014.

Financing Cash Flow

Financing activities for the six months ended June 30, 2015, consisted of proceeds from long-term borrowings of approximately $5.3 million and borrowings of $2.8 million under our revolving credit facility. The $5.3 million term loan was used the fund phase 2 of our drying plant and for the continuous buildup of our DIS inventory. Payments on long-term borrowings in the amount of $585,000 and repayments of $1.5 million on our revolving credit facility were made during the six months ended June 30, 2015. A debt issuance fee of $296,000 was incurred for the credit facilities entered into in 2015 and is being amortized over the term of the loans and the revolving credit facility.

Non-Cash Investing and Financing Activity

On June 16, 2015, we acquired land and certain rights, easements, and benefits appurtenant to the land, including all improvements, macadamia nut trees and windbreak trees for $8.1 million. We financed this acquisition through debt, comprised of $5.265 million in proceeds from a 20-year term loan and $2.835 million in proceeds from a bridge loan.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	timing of the recognition of deferred farming costs;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of kernel produced in our orchards segment that will be used in our branded products;
●	production;
●	extension of the harvesting season;
●	opportunities to acquire orchards and/or increase development;
●	increase in revenues from our branded products segment;
●	increase in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	growth, innovation and responsiveness of our branded products segment;
●	future economic performance;
●	industry trends;
●	sufficiency of cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility to fund operating expenses;
●	completion date and estimated cost of phase 2 of drying plant; and
●	expected impact of new accounting standards on our financial statements.

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
●

the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers, distributors and transportation companies;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer/Principal Financial Officer of the managing general partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Principal Financial Officer concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Financial Reporting

No changes were made to internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Royal Hawaiian Orchards, L.P. vs. Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2. On June 26, 2015, the U.S. District Court for the Central District of California, Western Division, dismissed for improper venue the above-referenced case that was previously disclosed in Part I, Item 3 – Legal Proceedings of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2014.

Item 6.	Exhibits

The following documents are filed or furnished as required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1

Credit Agreement, dated as of June 15, 2015, between Royal Hawaiian Orchards, L.P., as Borrower, and American AgCredit, FLCA, as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2015)

10.2

First Amendment to Amended and Restated Credit Agreement among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 22, 2015)

10.3

Second Amendment to Amended and Restated Credit Agreement, among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 29, 2015

11.1	Statement re Computation of Net Income (Loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101*

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months and six months ended June 30, 2015, filed on August 14, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

* In accordance with Rule 406T of Regulation  S-T, information in Exhibit 101 is “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: August 14, 2015

	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer
(Principal Executive and Financial Officer)