Form 10-Q
period 2015-09-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2015-11-16
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

 i

Part I – Financial Information

Item 1.	Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,070	$786
Accounts receivable	1,682	1,821
Inventories	6,290	4,713
Deferred farming costs	2,239	-
Other current assets	383	537
Total current assets	11,664	7,857
Land, orchards and equipment, net	51,385	42,318
Other non-current assets	709	412
Total assets	$63,758	$50,587

Liabilities and partners’ capital
Current liabilities
Bridge loan	$2,835	$-
Current portion of long-term debt	2,202	1,050
Accounts payable	1,354	1,015
Accrued payroll and benefits	919	1,001
Other current liabilities	567	164
Total current liabilities	7,877	3,230
Non-current pension benefits	580	580
Long-term debt	14,047	4,725
Deferred income tax liability	1,004	1,004
Total liabilities	23,508	9,539
Commitments and contingencies
Partners’ capital
Class A limited partners, no par or assigned value, 11,100 units authorized, issued and outstanding	40,431	41,234
Accumulated other comprehensive loss	(181)	(186)
Total partners’ capital	40,250	41,048
Total liabilities and partners’ capital	$63,758	$50,587

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues
Orchards revenue	$1,129	$3,918	$4,829	$6,173
Branded product sales, net	3,557	994	8,419	4,616
Total revenues	4,686	4,912	13,248	10,789
Cost of revenues
Cost of orchards revenue	955	4,077	3,484	6,144
Cost of branded product sales	2,330	1,114	5,983	4,198
Total cost of revenues	3,285	5,191	9,467	10,342
Gross profit (loss)	1,401	(279)	3,781	447
General and administrative expenses	926	691	2,271	2,015
Selling expenses	515	247	1,487	796
Operating income (loss)	(40)	(1,217)	23	(2,364)
Net loss on sale of property	-	-	(1)	(1,870)
Net interest expense	(245)	(108)	(529)	(387)
Other income (expense)	92	(107)	(188)	(27)
Income (loss) before income taxes	(193)	(1,432)	(695)	(4,648)
Income tax (benefit) expense	23	(11)	108	5
Net (loss)	(216)	(1,421)	(803)	(4,653)

Other comprehensive income, net of tax
Amortization of prior service cost	2	2	5	5
Amortization of actuarial loss	-	-	-	-
Subtotal defined benefit pension plan	2	2	5	5
Other comprehensive income, net of tax	2	2	5	5
Comprehensive (loss)	$(214)	$(1,419)	$(798)	$(4,648)

Net (loss) per Class A Unit	$(0.02)	$(0.13)	$(0.07)	$(0.44)

Cash distributions per Class A Unit	$-	$-	$-	$-

Weighted average Class A Units outstanding	11,100	11,100	11,100	10,625

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Partners’ capital at beginning of period:
Class A limited partners	$40,647	$44,195	$41,234	$38,547
Accumulated other comprehensive (loss) income
Pension and severance obligations	(183)	40	(186)	37
	40,464	44,235	41,048	38,584

Allocation of net (loss):
Class A limited partners	(216)	(1,421)	(803)	(4,653)
	(216)	(1,421)	(803)	(4,653)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	-	-	-	8,880
	-	-	-	8,880

Accumulated other comprehensive income:
Change in pension and severance obligations	2	2	5	5
	2	2	5	5

Partners’ capital at end of period:
Class A limited partners	40,431	42,774	40,431	42,774
Accumulated other comprehensive income (loss)	(181)	42	(181)	42
Total partners’ capital	$40,250	$42,816	$40,250	$42,816

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Cash received from goods and services	$13,533	$11,568
Cash paid to suppliers and employees	(14,725)	(12,462)
Interest paid	(405)	(352)
Taxes paid	(2)	-
Net cash used in operating activities	(1,599)	(1,246)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1,493
Purchase of property and equipment	(11,130)	(2,265)
Net cash used in by investing activities	(11,130)	(772)

Cash flows from financing activities:
Debt issuance costs	(296)	—
Proceeds from long-term debt	13,378	—
Proceeds from rights offering	—	9,180
Payment of rights offering fees	—	(110)
Proceeds from drawings on line of credit	2,810	2,300
Repayment of line of credit	(1,810)	(8,200)
Repayment on long-term debt	(1,069)	(700)
Net cash provided by financing activities	13,013	2,470

Net increase in cash and cash equivalents	284	452
Cash and cash equivalents at beginning of period	786	205
Cash and cash equivalents at end of period	$1,070	$657

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(803)	$(4,653)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,478	1,320
Net loss on sale of property and equipment	1	1,870
Defined benefit pension plan expense	5	5
Deferred income tax credit	—	(15)
Decrease in accounts receivable	139	658
(Increase) decrease in inventories	(1,577)	1,755
Increase in deferred farming costs	(1,656)	(2,141)
Decrease in other current assets	155	150
Increase in accounts payable	339	367
Decrease in accrued payroll and benefits	(82)	(505)
(Decrease) increase in other current liabilities	402	(57)
Total adjustments	(796)	3,407
Net cash used in operating activities	$(1,599)	$(1,246)

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.
Condensed Consolidated Statements of Cash Flows (unaudited)

Supplemental disclosure of non-cash activity:

●	For the nine months ended September 30, 2015 and 2014, $583,000 and $556,000, respectively, of depreciation expense was included in deferred farming costs.

●

During the nine months ended September 30, 2014, upon completion of the rights offering, the Partnership netted $190,000 of offering costs against offering proceeds, which were recorded on the balance sheet as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries Royal Hawaiian Resources, Inc. (“RHR”), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of September 30, 2015, and December 31, 2014, and the results of operations, changes in partners’ capital and cash flows for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year or for any future period.

The December 31, 2014 condensed consolidated balance sheet data in this report was derived from audited consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission (“SEC”) in the 2014 Annual Report.

The Partnership’s business has historically been highly seasonal, reflecting the general pattern of peak harvest and sales of macadamia nuts during the fourth quarter.  Commencing in 2015, more than 70 percent of nuts harvested will be inventoried and used in its branded products segment and sold throughout the year which will reduce seasonality.

(2)	CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)	RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter of 2014, the Partnership concluded that it was appropriate to classify certain promotional and reclamation costs as a reduction to revenue. Previously, these similar costs had been recorded in selling expenses. Accordingly, the Partnership has revised the classification to report these costs as a reduction to revenue. For the three and nine months ended September 30, 2014, $125,000 and $280,000, respectively, of total promotional and reclamation costs were previously included in selling expenses.

(4)	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for the Partnership on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Partnership is currently evaluating the impact of the adoption of ASU No. 2014-15 on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for public business entities for fiscal years beginning after December 15, 2015. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. ASU 2015-02 is not expected to have a material impact on our consolidated financial statements.

(5)	SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are distinct business enterprises that have different products and services, customers and regulatory environment. Both segments are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of Wet-In-Shell macadamia nuts, sale of Dry-In-Shell macadamia nuts, sale of macadamia nut kernel to Royal, revenues from contract farming, and orchard lease income. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel by Royal.

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at cost, and such transactions are eliminated in consolidation.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and nine months ended September 30, 2015 and 2014. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended September 30, 2015
	(in thousands)
	Orchards	Branded Products		Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$1,129	$3,557	(2)	$—	$4,686
Intersegment revenue	2,252	—		(2,252)	—
Total revenue	$3,381	$3,557		$(2,252)	$4,686

Operating income (loss)	$(27)	$8		$(21)	$(40)

Depreciation and amortization	$690	$9		$—	$699

Capital expenditures	$1,422	$21		$—	$1,443

Segment assets	$69,691	$4,642		$(10,575)	$63,758

	Three Months Ended September 30, 2014 (in thousands)
	Orchards	Branded Products		Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$3,918	$994	(2)	$—	$4,912
Intersegment revenue	433	—		(433)	—
Total revenue	$4,351	$994		$(433)	$4,912

Operating income (loss)	$(581)	$(779)		$143	$(1,217)

Depreciation and amortization	$740	$5		$—	$745

Capital expenditures	$949	$86		$—	$1,035

Segment assets	$55,877	$3,881		$(7,612)	$52,146

	Nine Months Ended September 30, 2015
	(in thousands)
	Orchards	Branded Products		Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$4,829	$8,419	(2)	$—	$13,248
Intersegment revenue	8,428	—		(8,428)	—
Total revenue	$13,257	$8,419		$(8,428)	$13,248

Operating income (loss)	$1,453	$(705)		$(725)	$23

Depreciation and amortization	$1,431	$47		$—	$1,478

Capital expenditures	$11,053	$77		$—	$11,130

Segment assets	$69,691	$4,642		$(10,575)	$63,758

	Nine Months Ended September 30, 2014
	(in thousands)
	Orchards	Branded Products		Consolidation/ Reconciliation	Total
Revenues(1)
External customers	$6,173	$4,616	(2)	$—	$10,789
Intersegment revenue	3,234	—		(3,234)	—
Total revenue	$9,407	$4,616		$(3,234)	$10,789

Operating income (loss)	$(775)	$(1,909)		$320	$(2,364)

Depreciation and amortization	$1,237	$13		$—	$1,250

Capital expenditures	$2,136	$129		$—	$2,265

Segment assets	$55,877	$3,881		$(7,612)	$52,146

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(6)	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Nut-in-Shell	$356	$463
Dry-in-Shell	2,394	2,251
Macadamia nut kernel	2,311	755
Finished goods	643	740
Farming supplies	266	252
Packaging supplies and ingredients	326	327
Allowance for shrink and obsolescence	(6)	(75)
Total	$6,290	$4,713

(7)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Land	$10,745	$8,884
Improvements	2,016	2,016
Machinery and equipment	8,652	8,489
Irrigation well and equipment	2,592	2,592
Producing orchards	76,073	69,749
Construction work-in-progress	2,804	241
Land, orchards and equipment, gross	102,882	91,971
Less accumulated depreciation and amortization	51,497	49,653
Land, orchards and equipment, net	$51,385	$42,318

(8)	DEFERRED FARMING COSTS

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

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and 8.34% blended state tax rate on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset on Royal’s net operating loss carry-forwards at September 30, 2015, was approximately $2.7 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(10)	DEBT

As of the indicated dates, the Partnership had the following short and long-term debt outstanding (in thousands):

	September 30, 2015	December 31, 2014
Short-Term Debt
2015 Bridge Loan (due 2016) (1)	$2,835	$—
Long-Term Debt
Revolving Credit Facility (due 2017)	$1,000	$—
2010 Term Loan (due 2020)	5,075	5,775
2015 6-Year Term Loan (due 2021)	4,886	—
2015 20-Year Term Loan (due 2045)	5,265	—
Other	23	—
Total principal amount of long-term debt	16,249	5,775
Less: current portion of long-term debt	2,202	1,050
Total long-term debt outstanding	$14,047	$4,725

_______________________

(1)   Maturity date for the 2015 Bridge Loan may be earlier than 2016. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2015	(1)	2016	2017	2018	2019	Remaining
Debt	$19,084	$485		$5,037	$3,194	$2,188	$2,188	$5,992

________________________

(1)   For remainder of 2015.

Credit Agreement with AgCredit PCA

Pursuant to the Fourth Amended and Restated Credit Agreement, dated July 15, 2010 (as amended, the “Prior PCA Credit Agreement”), by and between the Partnership and the Partnership’s wholly owned subsidiary Royal, as the borrowers, and American AgCredit, PCA, as lender (“AgCredit PCA”), the Partnership had a revolving credit facility for $5 million (the “Revolving Credit Facility”) and an existing term loan of $10.5 million dollars (the “2010 Term Loan”). The Prior PCA Credit Agreement was amended on various dates in 2011 through February 27, 2015, to extend the maturity date of the Revolving Credit Facility.

On March 27, 2015, the Partnership and each of its wholly owned subsidiaries RHR, Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment and the Third PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”) The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

Pursuant to the Amended PCA Credit Agreement, the Revolving Credit Facility, the 2010 Term Loan, the 2015 6-Year Term Loan and the 2015 Bridge Loan (as defined below) are collateralized by all of the personal and real property assets of the Borrowers. The Amended PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants.

In connection with the Becker Property Acquisition (defined in Note 16 below), the Partnership and its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). On June 29, 2015, the Partnership and its subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended June 30, 2015. On September 22, 2015, the Borrowers and its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended September 30, 2015.

As of December 31, 2014, the Partnership was not in compliance with the terms and conditions of the Prior PCA Credit Agreement, which non-compliance was waived by AgCredit PCA

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at September 30, 2015, was 4.0% per annum.

As of September 30, 2015, the outstanding balance on the Revolving Credit Facility was $1.000 million, compared with no balance outstanding as of December 31, 2014.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of September 30, 2015, and December 31, 2014, the outstanding balance on the 2010 Term Loan was $5.075 million and $5.775 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of September 30, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.886 million.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which matures on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of September 30, 2015, the outstanding balance on the Bridge Loan was $2.835 million

2015 20-Year Term Loan

Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“Ag Credit FCLA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of September 30, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.265 million.

(11)	FAIR VALUE MEASUREMENTS

The fair value of the Revolving Credit Facility is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets on the line of credit.

The estimated fair value of the Partnership’s fixed-rate bridge loan and term loans was determined using a discounted cash flow model using an estimated market interest rate of 4.00% in 2015 and 4.25% in 2014 with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	September 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bridge and term loans	$18,084	$18,853	$5,775	$6,110
Revolving credit facility	$1,000	$1,000	$-	$-

The inputs used in determining the fair value of the bridge and term loans and Revolving Credit Facility are classified as Level 3 within the fair value measurement hierarchy.

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

The components of net periodic pension cost consisted of the following (in thousands):

	Pension Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$17	$15	$51	$46
Interest cost	15	15	46	46
Expected return on assets	(17)	(16)	(51)	(49)
Amortization of net actuarial loss and prior service cost	2	2	5	5
Net periodic pension cost	$17	$16	$51	$48

(14)	INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees who are members of a union bargaining unit and not covered by the defined benefit pension plan. Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$5	$4	$15	$13
Interest cost	3	4	9	12
Net periodic intermittent severance cost	$8	$8	$24	$25

(15)	COMMITMENTS AND CONTINGENCIES

The Partnership is involved in various commercial claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Partnership assesses these claims in an effort to determine the degree of probability and loss for potential accrual in its financial statements. In accordance with Accounting Standards Codification 450, Contingencies, an accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable, and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Partnership may be unable to provide a meaningful estimate of loss or recovery due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, the ongoing discovery and/or development of information important to the matter. The Partnership’s material loss contingency is discussed below. The Partnership is unable to estimate reasonably possible losses (in excess of recorded accruals, if any) for this contingency for the reasons set forth above.

Olson Trust Matter. In January 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint seeking a declaratory judgment that the Partnership breached the terms of certain leases on which 367 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. In addition, the Olson Trust seeks unspecified termination damages. In February 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. The parties have agreed to stay proceedings in this matter pending binding mediation.

(16)	ACQUISITION

On June 16, 2015, pursuant to an Acquisition Agreement dated as of April 13, 2015, between the Partnership and Geyser Asset Management, Inc., a Delaware corporation, as agent for the tenant in common investors (the “Acquisition Agreement”), the Partnership acquired approximately 736 acres of land located in Keaau, Hawaii, for $8.1 million (the “Becker Property Acquisition”). As part of the transaction, the Partnership acquired certain rights, easements, and benefits appurtenant to the Property, including all improvements, 641 acres of macadamia nut trees, and windbreak trees. The Partnership funded the Becker Property Acquisition with $5.265 million in proceeds from the 2015 20-Year Term Loan and $2.835 million in proceeds from the 2015 Bridge Loan.

Pursuant to the Acquisition Agreement, the Partnership assumed five leases, which require the lessees of the Property to pay the Partnership rent in the amount of $272,538 for the period from July 1, through December 31, 2015, based on the annual base rent specified in the leases of $545,076 through December 31, 2015. The annual base rent increases to $601,809 effective January 1, 2016 through December 31, 2021, the expiration date of the leases. The rent is required to be paid to the Partnership in equal quarterly installments, including general excise tax.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”). This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K.

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

The Partnership was formed as a master limited partnership in 1986 owning macadamia nut orchards on owned and leased land. Vertical integration of our business began in 2000 with the acquisition of farming operations from subsidiaries of C. Brewer and Company, Ltd. In 2012, we moved toward further vertical integration by beginning to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS® through our wholly owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”). In 2014, we completed construction of the first phase of our drying facility, which allows us more control over processing our nuts as well as reducing our processing costs. We expect the second phase of our drying plant to be completed and the plant to be fully operational in the fourth quarter of 2015.

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. We estimate that as of September 30, 2015, we had products in retail distribution in approximately 11,500 stores in the United States and expect to be in at least 15,000 stores by the end of 2015.

During the three months ended September 30, 2015, we launched several new products. We made our first entry into the chocolate category, offering a line of dark chocolate-covered macadamias with anti-oxidant fruits (acai, goji and pomegranate). We further expanded our product offerings by introducing 5-ounce bags of natural macadamia nuts in all stores and 24-ounce bags of roasted salted macadamia nuts and blueberry pomegranate macadamia nuts in club stores.

Recent Developments

On June 16, 2015, pursuant to an Acquisition Agreement dated as of April 13, 2015, between the Partnership and Geyser Asset Management, Inc., a Delaware corporation, as agent for the tenant in common investors (the “Acquisition Agreement”), the Partnership acquired approximately 736 acres of land located in Keaau, Hawaii, for $8.1 million (the “Becker Property Acquisition”). As part of the transaction, the Partnership acquired certain rights, easements, and benefits appurtenant to the Property, including all improvements, 641 acres of macadamia nut trees, and windbreak trees. The Partnership funded the Becker Property Acquisition with $5.265 million in proceeds from the 2015 20-Year Term Loan and $2.835 million in proceeds from the 2015 Bridge Loan (each described below under “Liquidity and Capital Resources”).

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Our orchards segment derives its revenues from the sale of Wet-In-Shell (“WIS”) macadamia nuts grown in orchards we own or lease, the sale of Dry-In-Shell (“DIS”) macadamia nuts, the sale of macadamia nut kernel to Royal, revenues from the farming of macadamia orchards owned by other growers and lease income. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occurs during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/nut-set season.

Our branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nuts. Substantial advertising and promotional expenditures are required to introduce a new product or maintain or improve a brand’s market position. Promotional allowances, such as slotting fees, are netted against our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues. Accordingly, our future success depends, in large part, on our ability to effectively maximize the return on these expenditures to implement our growth strategy of expanding distribution and improving placement of our products and attracting new customers to our brand.

How We Evaluate Our Business

In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and food manufacturing industry. Management evaluates the performance of each segment on the basis of operating income and revenue growth. In addition, we manage our orchards segment based on increased nut-in-shell productivity, farming costs, kernel recovery, cost stabilization and cash flow generation to support investment in our branded products segment and fund other Partnership priorities. We manage our branded products segment based on sales (including the number of new stores carrying our branded product), gross margins and selling expenses. The Partnership accounts for intersegment sales and transfers at cost plus a mark-up, and such transactions are eliminated in consolidation. Our branded products segment should enjoy higher growth and has the potential for value-added innovation and enhanced responsiveness to consumer marketing.

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

Historically, a substantial portion of our WIS revenues occur during our third and fourth quarters. We generally experience lower revenues during our first and second quarters and may incur losses in these quarters. In addition, weather conditions may affect yields and delay harvesting, which may result in lower than normal production and revenues within a particular fiscal quarter or fiscal year. Due to the seasonality of our business, a significant amount of working capital is required for much of the harvesting season.

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

Under the IASCO agreements, we are paid based on WIS pounds at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the U.S. Department of Agriculture National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for each of the crop years ended June 30, 2015 and 2014 was $0.87 per WIS pound.

In 2014, in addition to the IASCO agreements, we sold WIS nuts to Mauna Loa under two nut purchase contracts. The first contract which was effective from January 1, 2011 through December 31, 2014 required the Partnership to sell one-third of its non-IASCO crop to Mauna Loa. The second contract, which was effective from July 14, 2014 through October 31, 2014 required the Partnership to sell and Mauna Loa to purchase a minimum of 4 million pounds of WIS macadamia nuts adjusted to 20% moisture and 30% kernel recovery at $1.00 per pound. In the nine months ended September 30, 2014, we sold approximately 65% of our production under these contracts.

Prior to 2015, we sold most of our harvested macadamia nuts as wet-in-shell. We now retain most of our harvested macadamia nuts in inventory for our branded products. The cost of the nuts plus costs of husking, drying and shelling are included in cost of goods sold when our branded products are sold. As a result, the recognition of revenues and expensing of the associated farming costs now occur over a longer period.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including estimates of deferred farming costs, accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiaries, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2014 Annual Report.

Results of Operations

Consolidated Revenues, Cost of Goods and Services Sold and Gross Profit

For the three and nine months ended September 30, 2015, net revenue decreased $226,000 or 5% and increased $2.5 million or 23%, respectively, compared to the same periods in 2014. The decrease in the three month period was due to a $2.8 million decrease in orchard revenues, partially offset by a $2.3 million increase in revenues from the branded products segment. The increase in the nine month period was due to a $3.7 million increase in branded products sales, partially offset by a $1.3 million decrease in orchards revenue. During the three and nine months ended September 30, 2015, revenues from the orchards segment decreased due to the retention of nuts in inventory as compared to 2014 when all third quarter production was sold to Mauna Loa, and revenues from our branded products segment increased as a result of the expansion of our branded products into more stores.

For the three and nine months ended September 30, 2015, cost of revenues sold decreased $1.9 million and $875,000, respectively, compared to the same periods in 2014 due to a lower volume of WIS nut sales to external parties, partially offset by an increase in bulk kernel and branded product sales. For the three months ended September 30, 2015, we generated a gross profit of $1.4 million and a gross margin of 30%, compared to gross loss of $279,000 and gross margin of (6%) for the same period on 2014. For the nine months ended September 30, 2015, we generated a gross profit of $3.8 million and a gross margin of 29%, compared to a gross profit of $447,000 and a gross margin of 4% for the same period in 2014.

On a consolidated basis, cost of branded products sales includes the cost of macadamia nuts from our orchards. Consolidated gross profit has increased due to our vertical integration, which we believe has allowed us to dry and shell nuts at lower costs and sell bulk and branded macadamia nuts at higher prices compared to sales of WIS nuts.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products, revenues from contract farming, and orchard lease income.

The table below shows revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three and nine months ended September 30, 2015 and 2014. See Note 5 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended (in thousands)
	September 30, 2015	September 30, 2014
Revenues
External customers	$1,129	$3,918
Affiliated customer (Royal)	2,252	433
Total revenue	$3,381	$4,351

Cost of orchards revenue	$2,711	$4,425

Operating loss	$(27)	$(581)

Depreciation and amortization	$690	$740

Capital expenditures	$1,422	$949

Segment assets	$69,691	$55,877

	Nine Months Ended (in thousands)
	September 30, 2015	September 30, 2014
Revenues
External customers	$4,829	$6,173
Affiliated customer (Royal)	8,428	3,234
Total revenue	$13,257	$9,407

Cost of orchards revenue	$10,224	$9,036

Operating income (loss)	$1,453	$(775)

Depreciation and amortization	$1,431	$1,237

Capital expenditures	$11,053	$2,136

Segment assets	$69,691	$55,877

Revenues from external customers decreased $2.8 million to $1.1 million for the three months ended September 30, 2015, as compared to $3.9 million for the same period in 2014 due to decreased WIS pounds sold as we build inventory to be sold through our branded products segment.  For the nine months ended September 30, 2015, revenues to external customers decreased by $1.3 million to $4.8 million, compared to $6.2 million for the same period in 2014, due to lower WIS pounds sold partially offset by $1.2 million earned from 651,000 DIS pounds sold and an additional $340,000 in contract farming revenue from increased farming activity.  For the three and nine months ended September 30, 2015, sales of macadamia nut kernel (also part of our branded products segment) to Royal, our affiliated customer, increased $1.8 million and $5.1 million, respectively.  Revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the three and nine months ended September 30, 2015, cost of orchards revenue decreased $1.7 million and increased $1.2 million, respectively.  The lower costs of orchards revenue of $2.7 million in the three months ended September 30, 2015, compared to $4.4 million for the same period in 2014 was due to decreased WIS nut sales and a timing change, as production retained for processing for Royal has been added to our orchard segment inventory and associated costs will be included in cost of orchards revenue when sold to Royal.   The 13% increase in cost of orchard revenue to $10.2 million for the nine months ended September 30, 2015, compared to $9.0 million for the same period in 2014 was due to a 160% increase in sales of kernel to Royal and the addition of husking, drying and shelling costs required for sales of kernel.  Generally, our orchard segment receives a higher overall gross margin from sales of kernel as compared to sales of WIS nuts.

For the three and nine months ended September 30, 2015, our operating loss decreased $554,000 and $2.2 million, respectively.  The decrease in operating loss to $27,000 in the three months ended September 30, 2015, compared to $581,000 for the same period in 2014 was due to higher margins obtained from sales of kernel to Royal.  The increase in operating income in the nine months ended September 30, 2015, to $1.5 million from an operating loss of $775,000 for the same period in 2014 was due to higher margins obtained from sales of kernel to Royal and higher profit on sales to external customers (primarily the sale of DIS nuts).

Pursuant to the Becker Property Acquisition on June 16, 2015, we assumed five leases, which require the lessees of the properties to pay rent to us in the amount of $272,538 for the period from July 1, 2015, through December 31, 2015.  Beginning January 1, 2016, through December 31, 2021, the annual rent is $601,809, payable in quarterly installments.  The lessee is responsible for all costs for the property, including real estate taxes and orchard maintenance.  The leases expire on December 31, 2021. For the third quarter in 2015, we recorded $148,000 in lease income from the leased orchards.

For the three and nine months ended September 30, 2015 and 2014, nut production, nut prices and WIS nut revenue were as follows:

	Nut Purchase Contract Production
Nuts harvested	Nut Purchase Contracts -IASCO Orchards, Based on WIS Pounds	Nut Purchase Contract Based on Adjusted WIS Pounds	Total WIS Production Sold	Production Retained by Partnership	Total Production
Three months ended September 30, 2015
WIS pounds (000’s pounds)	660	—	660	4,019	4,678
Nut price (per WIS pound, IASCO only)	$0.7677	$—	$0.7677
Total nut sales ($000’s)	$507	$—	$507
Price per WIS pound (Net nut sales)	$0.7677	$—	$0.7677
Three months ended September 30, 2014
WIS pounds (000’s pounds)	425	4,914	5,339	—	5,339
Adjustment for WIS @ 20% SK/DIS @ 30%	—	(1,740)	(1,740)
Adjusted WIS pounds (000’s pounds)	425	3,174	3,599
Nut price (per adjusted WIS pound)	$—	$0.9294	$—
Nut price (per WIS pound, IASCO only)	$0.7012	$—	$—
Net nut sales ($000’s)	298	2,950	3,248
Qtr 1&2 nut revenue adjustment ($000’s)	49	—	49
Prior year nut revenue adjustment ($000’s)	89	—	89
Total nut sales ($000’s)	$436	$2,950	$3,386
Price per WIS pound (Net nut sales)	$0.7012	$0.6003	$0.6084
Nine months ended September 30, 2015
WIS pounds (000’s pounds)	2,623	—	2,623	8,511	11,133
Nut price (per WIS pound, IASCO only)	$0.8363	$—	$0.8363
Total nut sales ($000’s)	$2,193	$—	$2,193
Price per WIS pound (Net nut sales)	$0.8363	$—	$0.8363
Nine months ended September 30, 2014
WIS pounds (000’s pounds)	2,056	5,809	7,865	1,332	9,197
Adjustment for WIS @ 20% SK/DIS @ 30%	—	(1,921)	(1,921)
Adjusted WIS pounds (000’s pounds)	2,056	3,888	5,944
Nut price (per adjusted WIS pound)	$—	$0.9002	$—
Nut price (per WIS pound, IASCO only)	0.8127	—	—
Net nut sales ($000’s)	$1,671	$3,500	$5,171
Prior period nut revenue adjustment ($000’s)	89	—	89
Total nut sales ($000’s)	$1,760	$3,500	$5,260
Price per WIS pound (Net nut sales)	$0.8127	$0.6025	$0.6575

For the three months ended September 30, 2015 and 2014, production was 4.7 million and 5.3 million WIS pounds, respectively. The decrease in third quarter production in 2015 as compared to the same period in 2014 was attributable to a late start to and a short period of flowering at Keaau, which changed the timing and quantity of nut drop, as well as unseasonably high rainfall during the late summer, which reduced harvesting time. For the three months ended September 30, 2015, production related to the IASCO contracts increased 235 thousand pounds or 55% as compared to the same period in 2014, when the harvest was reduced due to the impact of Tropical Storm Iselle. For the nine months ended September 30, 2015, production related to the IASCO contracts increased 567 pounds or 28% as compared to the same period in 2014 due to increased production in the third quarter as noted above and a stronger first quarter of 2015 due primarily to the timing of the nut drop and harvest delays in the fourth quarter of 2014 caused by storms resulting in some production carry-over into the first quarter of 2015. In order to build inventory to be sold through our branded products segment, we retained 4,019 and 8,511 thousand pounds for the three and nine months ended September 30, 2015, respectively as compared to 0 and 1,332 pounds for the three and nine months ended September 30, 2014, respectively.

Farming costs are recognized when our products are sold to external customers. Farming costs related to WIS nuts are capitalized as deferred farming costs until sold to external customers. Farming costs related to our branded products are initially capitalized as deferred farming costs and subsequently added to our branded products inventory until sold to external customers.

Cost of orchards revenue for the three and nine months ended September 30, 2015, is based on the current estimated standard cost of $0.60 per WIS pound compared with an estimated standard cost of $0.64 per WIS pound for the same periods of 2014. The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The standard cost per WIS pound was higher during the three and nine months ended September 30, 2014, due to lower estimated annual production during 2014 as a result of Tropical Storm Iselle. The deferred farming costs balance is fully allocated at the end of the calendar year.

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk nuts and three product lines of better for you macadamia nut snacks sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for each of the three and nine months ended September 30, 2015 and 2014, are set forth in the following table.

	For the Three Months Ended

(in thousands, except percentages)	September 30, 2015			September 30, 2014			Change	% Change

Total gross revenues	$3,857			$1,366			$2,491	182%
Total deductions to revenues	300			372			(72)	(19%)
Net revenues	3,557	100%		994	100%		2,563	258%
Total cost of revenues	2,804	79	% (1)	1,101	111	% (1)	1,703	155%
Total gross profit	753	21	% (1)	(107)	(11	%)(1)	860	804%
General and administrative expenses	229	6	% (1)	364	37	% (1)	(135)	(37%)
Selling expenses	515	14	% (1)	432	43	% (1)	83	19%
Operating income (loss)	$9	—	% (1)	$(903)	(91	%)(1)	$912	101%

	For the Nine Months Ended

(in thousands, except percentages)	September 30, 2015			September 30, 2014			Change	% Change

Total gross revenues	$9,368			$5,700			$3,668	64%
Total deductions to revenues	949			1,084			(135)	(12%)
Net revenues	8,419	100%		4,616	100%		3,803	82%
Total cost of revenues	6,946	83	%(1)	4,619	100	%(1)	2,327	50%
Total gross profit	1,473	17	%(1)	(3)	0	%(1)	1,476	492%
General and administrative expenses	722	9	%(1)	1,109	24	%(1)	(387)	(35%)
Selling expenses	1,457	17	%(1)	1,077	23	%(1)	380	35%
Operating income (loss)	$(706)	(8	%)(1)	$(2,189)	(47	%)(1)	$1,483	68%

____________________

(1) As a percentage of net revenues.

Gross segment revenue for the three months ended September 30, 2015, increased by $2.5 million (182%) to $3.9 million compared to $1.4 million for the same period in 2014. Gross segment revenue for the nine months ended September 30, 2015, increased by $3.7 million (64%) to $9.4 million compared to $5.7 million for the same period in 2014.  The higher gross revenue for the three and nine months ended September 30, 2015, resulted from a 425% increase (from $469,000 to $2.5 million) and a 100% increase (from $3.1 million to $6.2 million), respectively, in bulk nut sales, combined with increases in gross sales of our branded products.  Bulk kernel sales were stronger than anticipated for the three and nine months ended September 30, 2015, due to limited market supply in the U.S. mainland, which created a stronger demand for bulk kernel. This strong demand caused bulk kernel wholesale prices to range from $7.50 to $8.25 per pound during the nine-month period.  We capitalized on these higher bulk prices while continuing to develop new branded products.

Deductions to revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges.  Deductions to revenue decreased by approximately $72,000 and $135,000, respectively, for the three and nine months ended September 30, 2015, compared with the same periods in 2014. For the three months ended September 30, 2015 and 2014, such deductions were approximately 8% and 27%, respectively, of gross segment revenue. For the nine months ended September 30, 2015 and 2014, such deductions were approximately 10% and 19%, respectively, of gross segment revenue.  The decrease in deductions was mainly attributable to reduced slotting fees and other initial promotional costs due to further establishment of our branded business.  We offer a variety of sales and promotion incentives to our customers, such as price discounts, advertising allowances, in-store displays and consumer coupons.

Cost of revenues (excluding inter-segment eliminations) for the three and nine months ended September 30, 2015, increased by $1.7 million (155%) and $2.3 million (50%), respectively, compared to the same periods in 2014 due to the increased sales volume discussed above.

Operating income for the branded products segment for the three and nine months ended September 30, 2015, increased $912,000 and $1.5 million, respectively, over the same periods in 2014 mainly due to higher gross profit from increased bulk sales.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $926,000 and $2.3 million for the three and nine months ended September 30, 2015, respectively, and were $691,000 and $2.0 million for the three and nine months ended September 30, 2014, respectively. The increase in general and administrative expenses in 2015 compared to 2014 was mainly attributable to higher legal fees, employee placement and relocation costs and fees for other professional services.

Selling Expenses

Selling expenses on a consolidated basis were $515,000 for the three months ended September 30, 2015, compared to $247,000 for the same period in 2014. The increase in selling expenses in the third quarter of 2015 was mainly attributable to higher storage and handling costs and higher commissions paid to brokers as bulk and branded sales increased. Selling expenses were $1.5 million for the nine months ended September 30, 2015, compared to $796,000 for the same period in 2014. The increase in selling expenses in the third quarter of 2015 was again attributable to higher storage and handling costs, higher commissions paid to brokers, higher advertising costs, further product development costs and other selling and marketing expenses.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015, was $245,000 and $529,000, respectively, compared to $108,000 and $387,000 for the same periods in 2014. The increase in 2015 was attributable to the additional debt incurred in 2015 for the Becker Property Acquisition and Phases 1 and 2 of our drying plant.

Other Income and Expenses (net)

Other expense of $189,000 recorded for the nine months ended September 30, 2015, was attributable to $281,000 of costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit PCA, and $88,000 from net insurance proceeds from a prior year crop insurance claim. Other expense of $27,000 recorded for the nine months ended September 30, 2014, was attributable to a patronage dividend received from AgCredit PCA of $80,000 offset by storm damage costs of $115,000 incurred from Tropical Storm Iselle in August of 2014.

Net Loss on Sale of Property

Loss from the sale of equipment for the three and nine months ended September 30, 2015, was 0 and $1,000, respectively. For the nine months ended September 30, 2014, loss on the disposition of property and equipment was $1.9 million, including a loss of $1.8 million resulting from the sale of the Mauna Kea orchard following the termination of the Mauna Kea orchard lease.

Net Income

For the three and nine months ended September 30, 2015, we recorded net losses of $216,000 and $803,000, respectively, compared to net losses of $1.4 million and $4.6 million, respectively, for the same periods in 2014. The reduction in net loss in both the three and nine-month periods was primarily attributable to higher operating income in both our orchards segment and branded products segment during 2015 as compared to 2014. In addition, our loss during the nine months ended September 30, 2014, also included the $1.8 million loss on sale of trees and other improvements following the termination of our Mauna Kea orchard lease.

Income Taxes

We are subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on our gross profit. For the three and nine months ended September 30, 2015, gross income tax expense was $23,000 and $108,000, respectively, compared to a $11,000 gross income tax benefit and $5,000 gross income tax expense, respectively, for the same periods in 2014.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of 8.34% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset on Royal’s net operating loss carry-forwards (“NOLs”) at September 30, 2015, was $2.7 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of these NOLs.

Liquidity and Capital Resources

Our businesses are seasonal. Production normally peaks in the fall and winter; however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season, as we are increasing our inventory of nuts to support the growth of our branded products.

We have traditionally met our working capital needs with cash on hand and through borrowings under a revolving credit facility.

(in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$1,070	$786
Accounts receivable	1,682	1,821
Inventories	6,290	4,713
Accounts payable	1,354	1,015
Accrued payroll and benefits	919	1,001
Working Capital (1)	3,787	4,627

(1)	Working capital consists of total current assets less total current liabilities.

The decrease in working capital as of September 30, 2015, was mainly due to the increase in short-term debt. In 2015, we increased our borrowings under our credit facilities, including the 2015 Bridge Loan of $2.835 million that matures March 15, 2016, to finance the construction of phase 2 of our drying facility, for general partnership purposes and for the acquisition of orchards. We anticipate that our cash on hand, cash flow provided by operating activities and borrowings under our Revolving Credit Facility will be sufficient to fund our operating expenses and make required debt service payments for the next 12 months, including payment of the 2015 Bridge Loan.

Debt

As of the indicated dates, we had the following short and long-term debt outstanding (in thousands):

	September 30, 2015	December 31, 2014
Short-Term Debt
2015 Bridge Loan (due 2016) (1)	$2,835	$—
Long-Term Debt
Revolving Credit Facility (due 2017)	$1,000	$—
2010 Term Loan (due 2020)	5,075	5,775
2015 6-Year Term Loan (due 2021)	4,886	—
2015 20-Year Term Loan (due 2045)	5,265	—
Other	23	—
Total principal amount of long-term debt	16,249	5,775
Less: current portion of long-term debt	2,202	1,050
Total long-term debt outstanding	$14,047	$4,725

_______________________

(1)   Maturity date for the 2015 Bridge Loan may be earlier than 2016. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2015	(1)	2016	2017	2018	2019	Remaining
Debt	$19,084	$485		$5,037	$3,194	$2,188	$2,188	$5,992

________________________

(1) For remainder of 2015.

Credit Agreement with AgCredit PCA. Pursuant to the Fourth Amended and Restated Credit Agreement, dated July 15, 2010 (as amended, the “Prior PCA Credit Agreement”), by and between us and our wholly owned subsidiary Royal, as the borrowers, and American AgCredit, PCA, as lender (“AgCredit PCA”), the Partnership had a revolving credit facility for $5 million (the “Revolving Credit Facility”) and an existing term loan of $10.5 million dollars (the “2010 Term Loan”). The Prior PCA Credit Agreement was amended on various dates in 2011 through February 27, 2015, to extend the maturity date of the Revolving Credit Facility.

On March 27, 2015, we and each of our wholly owned subsidiaries RHR, Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent, entered into an Amended and Restated Credit Agreement that amended and restated the terms of our outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment and the Third PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”) The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

Pursuant to the Amended PCA Credit Agreement, the Revolving Credit Facility, the 2010 Term Loan, the 2015 6-Year Term Loan and the 2015 Bridge Loan (as defined below) are collateralized by all of the personal and real property assets of the Borrowers.

The Amended PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants. The financial covenants under the Amended PCA Credit Agreement include a requirement that we achieve minimum Consolidated Adjusted EBITDA for the four-quarter period ending on the last day of each fiscal quarter (the “Consolidated Adjusted EBITDA Covenant”) as follows:

Fiscal Quarter Ended/Ending	Minimum Consolidated Adjusted EBITDA
September 30, 2015	$1,500,000
December 31, 2015	$3,000,000
March 31, 2016	$3,500,000
June 30, 2016	$4,000,000
September 30, 2016 and each fiscal quarter thereafter	$5,000,000

___________________

(1)   Consolidated Adjusted EBITDA is a non-GAAP financial measure based on the definition of Consolidated EBITDA in the Amended PCA Credit Agreement, which is defined as the sum (without duplication) of (a) consolidated net income determined in accordance with GAAP; plus (b) the sum of (i) Federal, state, local and foreign income taxes, (ii) interest expense (including the interest portion of any capitalized lease obligations), (iii) depletion, depreciation, and amortization, and (iv) extraordinary losses; minus (c) the sum of (i) gains on asset sales and (ii) extraordinary gains.

Management believes that the Consolidated Adjusted EBITDA Covenant is a material term of the Amended PCA Credit Agreement and that information about the Consolidated Adjusted EBITDA Covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants.

In connection with the Becker Property Acquisition, we entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). The First PCA Credit Agreement Amendment amended the Amended PCA Credit Agreement to add the 2015 Bridge Loan. On June 29, 2015, we entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete the Consolidated Adjusted EBITDA Covenant for the quarter ended June 30, 2015. On September 22, 2015, we entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment to delete the Consolidated Adjusted EBITDA Covenant for the quarter ended September 30, 2015. Our actual Consolidated Adjusted EBITDA for the four-quarter period ended September 30, 2015, was $1.057 million.

We expect to be in compliance with the Consolidated Adjusted EBITDA Covenant for the quarter ended December 31, 2015, and for each quarter thereafter, as we grow revenues from our branded products. We plan to seek an amendment to or a waiver under the Amended PCA Credit Agreement from AgCredit PCA if we determine we cannot achieve the required Consolidated Adjusted EBITDA for the quarter. If we need but do not obtain an amendment or waiver from AgCredit PCA during any quarter, our failure to comply with the Consolidated Adjusted EBITDA Covenant would result in a default under the Amended PCA Credit Agreement and under each of the 2010 Term Loan, the 2015 6-Year Term Loan, the 2015 Bridge Loan and the 2015 20-Year Term Loan and would require that we sell equity or obtain other sources of debt financing.

As of December 31, 2014, we were not in compliance with the terms and conditions of the Prior PCA Credit Agreement, which non-compliance was waived by AgCredit PCA

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at September 30, 2015, was 4.0% per annum.

As of September 30, 2015, the outstanding balance on the Revolving Credit Facility was $1.000 million, compared with no balance outstanding as of December 31, 2014.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of September 30, 2015, and December 31, 2014, the outstanding balance on the 2010 Term Loan was $5.075 million and $5.775 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct phase 1 of our drying plant and to finance the construction of phase 2 of our drying plant. As of September 30, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.886 million.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which matures on the earlier of (a) March 15, 2016, or (b) the date that we receive net proceeds from any issuance of equity, subject to certain exceptions. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We used the proceeds of the 2015 Bridge Loan for the Becker Property Acquisition. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. As of September 30, 2015, the outstanding balance on the 2015 6-Year Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“Ag Credit FCLA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition, and the loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of September 30, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.265 million.

The AgCredit FLCA contains covenants customarily found in mortgages regarding operation and maintenance of the properties as well as certain financial covenants, including an adjusted EBITDA covenant which does not become effective until the quarter ending December 31, 2016.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash and cash equivalents at beginning of period	$786	$205
Net cash used in operating activities	(1,599)	(1,246)
Net cash used in investing activities	(11,130)	(772)
Net cash provided by financing activities	13,013	2,470
Cash and cash equivalents at end of period	$1,070	$657

Operating Cash Flow. Net cash used in operating activities for the nine months ended September 30, 2015 and 2014, was $1.6 million and $1.2 million, respectively, an increase of $400,000. The increase in cash used in operating activities was primarily attributable to a $2.0 million increase in cash receipts, offset by a $2.3 million increase in cash payments. The increase in cash receipts and payments was primarily attributable to increased branded and bulk sales offset by increased costs for DIS processing as we continued to build up our DIS inventory.

Investing Cash Flow. Cash used in investing activities of $11.1 million in the nine months ended September 30, 2015, primarily included $8.1 million used for the Becker Property Acquisition and $3.0 million used to purchase equipment for phase 2 of our drying plant. Cash used of $2.3 million in the nine months ended September 30, 2014, was primarily used to purchase equipment for phase 1 of our drying plant, which was completed in November 2014 at a cost of approximately $3.1 million. This was offset by $1.5 million cash received from the sale of trees and other personal property upon termination of the Mauna Kea orchard lease and the settlement of all claims under the lease, resulting in $772,000 net cash used for investing activities for the nine months ended September 30, 2014.

Financing Cash Flow. Financing activities for the nine months ended September 30, 2015, consisted of proceeds from long-term borrowings of approximately $2.835 million from the 2015 Bridge Loan, $5.25 million under the 2015 6-Year Term Loan, $5.265 million under 2015 20-Year Term Loan and approximately $2.8 million under our Revolving Credit Facility. We used the $2.835 million borrowed under the 2015 Bridge Loan and $5.265 million borrowed under the 2015 20-Year Term to finance the $8.1 million purchase price for the Becker Property Acquisition. We used the $5.25 million borrowed under the 2015 6-Year Term Loan to replace working capital used to construct phase 1 of our drying plant and to finance the construction of phase 2 of our drying plant. We made payments on our long term debt in the amount of $2.8 million, which includes $1.8 million on our Revolving Credit Facility, during the nine months ended September 30, 2015. We incurred debt issuance fees of $296,000 for the credit facilities entered into in 2015, which are being amortized over the term of the term loans and the Revolving Credit Facility. Financing activities for the nine months ended September 30, 2014, consisted of borrowings of $2.3 million under our Revolving Credit Facility and the receipt of net proceeds in the period of approximately $9.07 million from completion of our subscription rights offering in February 2014, which were partially offset by the use of $8.2 million to pay down our revolving credit facility with AgCredit (in order to reduce our interest costs) and $700,000 to make regularly scheduled payments on the 2010 Term Loan.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	estimates of deferred farming costs and the timing of the recognition of such costs;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of kernel produced in our orchards segment that will be inventoried and used in our branded products;
●	estimated production;
●	completion of phase 2 of our drying plant;
●	extension of the harvesting season;
●	opportunities to acquire orchards and/or increase development;
●	expected margins on sales of kernel as compared to sales of WIS nuts;
●	increase in revenues from our branded products segment;
●	increase or decreases in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	growth, innovation and responsiveness of our branded products segment;
●	future economic performance;
●	industry trends;
●	our expectations of being able to comply with the financial covenants in our credit agreements;
●	plans to seek an amendment to our loan agreements if necessary to prevent noncompliance with a financial covenant;
●	legal proceedings;
●	sufficiency of cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility to fund operating expenses; and
●	expected impact of new accounting standards on our financial statements.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, without limitation, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as risks associated with the following:

●	changing interpretations of GAAP;
●	changes in macadamia nut prices;
●	world market conditions relating to macadamia nuts;
●	the weather and local conditions in Hawaii affecting macadamia nut production;
●	legislation or regulatory environments, requirements or changes adversely affecting our businesses;
●	general economic conditions;
●	geopolitical events and regulatory changes;
●	our ability to retain and attract skilled employees;
●	our success in finding purchasers for our macadamia nut production at acceptable prices;
●	increasing competition in the snack food market;
●

the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, co-packers, distributors and transportation companies;

●	market acceptance of our products in the branded segment;
●	the availability and cost of raw materials;
●	changes in fuel and labor costs;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 367 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. Pursuant to the lease agreements, the lease terms of the Green Shoe I Lease and Green Shoe II Lease expire in 2019 and 2034, respectively. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. The Partnership believes the claims of the Olson Trust are without merit. The Olson Trust has denied the claims asserted in the Partnership’s cross-claim. On September 17, 2015, the parties signed a Joint Stipulation to Engage in Binding Mediation of Proceedings and to Stay Court Litigation Pending Binding Mediation (the “Joint Stipulation”) to stay the court proceedings pending the issuance of a written report by a panel of three farming experts determining whether the Partnership has been practicing “good husbandry” or “strip or waste” at each orchard. The panel’s report is to include recommendations of any practices or operational changes that should be implemented to bring the leases into compliance with “good husbandry” and to prevent “strip or waste.” The parties have agreed to timely perform all recommendations in the panel’s report. The parties have further agreed that the report shall be enforceable in the State Courts of Hawaii to the same extent as an arbitration award. The parties are waiting for an order from the court approving the Joint Stipulation, at which time the parties will be required to commence selection of the panel of experts.

Item 6.	Exhibits

The following documents are filed or furnished as required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on October 4, 2012), as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 4, 2013)

10.1

Third Amendment to Amended and Restated Credit Agreement, by and among and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, and the Partnership, Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., collectively Borrowers and each, a Borrower, dated as of June 29, 2015

11.1	Statement re Computation of Net Income (Loss) per Class A Unit

31.1	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101*

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months and nine months ended September 30, 2015, filed on August 14, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

* Information in Exhibit 101 is “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: November 16, 2015

	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer
(Principal Executive and Financial Officer)