Form 10-K
period 2015-12-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2016-03-30
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Title of Each Class
Depositary Units Representing Class A Units of Limited Partnership Interests

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting equity (consisting of Class A Units) held by non-affiliates as of June 30, 2015, was $9,222,923 based on the last reported sales price on the OTCQX on that date of $3.06 per Unit.

The number of outstanding Class A Units as of March 22, 2016, was 11,100,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in or incorporated by reference into this prospectus are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “estimate,” “expect,” “plan,” “intend,” “target” and similar expressions (including negative and grammatical variations) and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	timing of expected ruling by U.S. Food and Drug Administration regarding qualified health claim;
●	competition in the markets in which we operate;
●	expected costs to produce kernel;
●	renewal of our trademark;
●	ability to pass along increased costs;
●	water needs of maturing orchards and effects on production of insufficient irrigation;
●	the sufficiency of our irrigation wells;
●	nut roasting and other measures to maintain product quality and prevent contamination;
●	industry trends;
●	use of nut-in-shell inventories for the manufacture of branded products;
●	relations with employees;
●	assumptions impacting expenses and liabilities related to our pension obligations;
●	anticipated contributions to our pension plan;
●	lower yields and cash flows from newer orchards;
●	anticipated nut production;
●

expansion plans for the branded products segment, including the number of stores we expect to be in, gaining greater shelf space, increasing market share, higher growth and the introduction of new products;

●	estimated amount of working capital needed to fund expansion plans;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	seasonality of nut production and sales of branded products;
●	our ability to engage third parties to process our nuts and the cost of such processing;
●	factors that influence consumer purchases;
●	consumer demands regarding food standards and their impact on our costs and operating results;
●	potential loss of shelf space;
●	reliance on third-party manufacturers;
●	delays in production or delivery of nuts;
●	use of herbicides, fertilizers and pesticides;
●	our belief that we are in compliance with environmental regulations;
●	tax implications of owning our Units;
●	the expected renegotiation of certain leases;
●	a lessor’s exercise of its contractual right to take back orchards;
●	the adequacy of our insurance, including product liability and crop insurance;
●	impact of new accounting rules; and
●	our plans to remediate material weaknesses in our internal control over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	the factors discussed in Item 1A – Risk Factors of this Annual Report on Form 10-K;
●	changing interpretations of accounting principles generally accepted in the United States of America;
●	outcomes of litigation, claims, inquiries or investigations;
●	world market conditions relating to macadamia nuts;
●	the weather and local conditions in Hawaii affecting macadamia nut production;
●	diseases and pests affecting macadamia nut production

●	legislation or regulatory environments, requirements or changes adversely affecting our businesses;
●	labor relations;
●	general economic conditions;
●	geopolitical events and regulatory changes;
●	our ability to retain and attract skilled employees;
●	our success in finding purchasers for our macadamia nut production at acceptable prices;
●	increasing competition in the snack food market;
●

the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with manufacturers, nut processors, co-packers, and distributors;

●	market acceptance of our products in the branded segment;
●	the availability and cost of raw materials;
●	availability and cost of labor, fuel, materials, equipment, and insurance;
●	nonperformance by a significant customer; and
●	our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Part I

ITEM 1.	BUSINESS OF THE PARTNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”), which is a wholly owned subsidiary of the Partnership. On October 1, 2012, the Partnership changed its name from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. to better enable the Partnership to brand its products. Royal Hawaiian was the original brand name used to market the macadamia nuts grown from 1946 until 1973 on the acreage that now comprises our orchards. Branded product sales are made through the Partnership’s wholly owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”). Unless the context otherwise requires, Royal Hawaiian Orchards, L.P. and its subsidiaries are referred to in this report as the Partnership and “we,” “us” or “our.”

Our principal executive offices are located at 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720, and our telephone number is (808) 969-8057. Our Depositary Units Representing Class A Units of Limited Partnership Interests (“Units”) are currently traded on the OTCQX platform under the symbol “NNUTU.”

Overview

We are a producer, marketer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,379 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 427 tree acres of macadamia orchards in Hawaii for other orchard owners.

The Partnership was formed as a master limited partnership in 1986 owning macadamia nut orchards on owned and leased land. In 2000, we acquired farming operations from subsidiaries of C. Brewer and Company, Ltd. In 2012, we established a branded products company to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®. In 2014, we completed construction of the first phase of our drying facility, which affords us more control over processing our nuts as well as reduces our processing costs. By the end of fourth quarter of 2015, the second phase of our drying plant was completed, and the plant became fully operational in January 2016.

Business Segments

We have two business segments: orchards and branded products. The orchards segment derives its revenues from the sale of wet-in-shell (“WIS”) macadamia nuts, sale of dry-in-shell (“DIS”) macadamia nuts, sale of macadamia nut kernel to Royal, revenues from contract farming, and orchard lease income. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel by Royal.

Information concerning industry segments is set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 – Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Orchards Segment

The orchards segment grows and farms macadamia nuts for sale WIS and DIS, and for sale of macadamia nut kernel to Royal for our branded products. The orchards segment also provides contract farming services and leases orchards.

From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production WIS to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) pursuant to various agreements with Mauna Loa. During 2013 and 2014, we reduced the number of pounds that we sold to Mauna Loa. As of January 1, 2015, only three long-term agreements remain, which represented approximately 19% and 21% of our production in 2015 and 2014, respectively.

Nuts retained by us for use in our branded products segment are dried and then sent to a processor for shelling. In November 2014, the Partnership completed the construction of the first phase of its drying facility located in the Ka’u district of the Big Island, near our producing orchards, and we began drying the WIS nuts harvested from our orchards not sold to Mauna Loa.

Competition. Demand for macadamia nuts in the United States and Hawaii has been strong. Our nuts are sold under long-term contracts to Mauna Loa and to Royal. We compete with other growers in Hawaii for labor and plan to compete with producers for WIS to process and sell through Royal.

Macadamia Farming. Through June 30, 2014, we farmed approximately 5,070 tree acres of macadamia nut orchards that we owned or leased. Following the termination of the lease for our Mauna Kea orchard effective June 30, 2014, we farmed approximately 4,738 tree acres owned or leased by us. Through December 30, 2014, the Partnership farmed 1,100 tree acres of macadamia orchards owned by others under farming contracts. Effective January 1, 2015, farming of macadamia orchards owned by others under farming contracts decreased to 1,047 acres. On June 16, 2015, the Partnership acquired an additional 641 macadamia tree acres that it has farmed for others and continued to farm for the lessee through 2015.

All orchards are located in two separate regions on the island of Hawaii (“Keaau” and “Ka’u”). Because each region has different terrain and weather conditions, farming methods vary somewhat between the regions.

Branded Products Segment

In 2012, we commenced marketing branded products under the ROYAL HAWAIIAN ORCHARDS® brand name. As of December 2015, our branded products were in approximately 15,000 grocery, natural foods and mass merchant stores nationwide. Key elements of our branded product strategy are as follows:

Capitalize on the Health Benefits of Macadamia Nuts. Our strategy is to capitalize on consumers’ views of nuts as a healthy snack that can command prices above traditional mass-marketed products. According to research conducted by Mintel International, consumers view fruit and nuts as the number one and two healthiest snacks. Our products contain no artificial ingredients, contain no genetically modified organisms (“GMOs”), are gluten-free, and have no sulfites. We are leveraging the existing nutritional properties inherent in tree nuts in our line of macadamia-based healthy snacks. Our strategy is based on promoting the health benefits of macadamia nuts, which are similar to those of almonds, a food product that has achieved strong market positioning based on growing consumer awareness of associated wellness properties. As part of this strategy, the Partnership sells better for you macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®. Additionally, the Partnership prepared and submitted a petition to the U.S. Food and Drug Administration (the “FDA”) that asks for approval to make a qualified health claim for macadamia nuts. The specific claim the Partnership asked the FDA to approve is “Supportive but not conclusive research shows that eating 1.5 ounces per day of macadamia nuts, as part of a diet low in saturated fat and cholesterol and not resulting in increased intake of saturated fat or calories may reduce the risk of coronary heart disease. See nutrition information for fat [and calorie] content.” The FDA is expected to rule on this proposed claim by the end of 2016.

Distribute Our Products through Retailers that Target Consumers who Desire Premium Healthy Snacks. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels, that target consumers with healthy eating habits and the disposable income necessary to afford premium products. In accordance with this strategy, we seek to secure product placement in mainstream aisles. We believe this leads more consumers to purchase our products. Early reaction from retailers has been positive, and we estimate that as of December 31, 2015, we had products in approximately 15,000 retail stores nationwide.

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

Customers. Royal markets its retail products to wholesale customers directly and through food brokers and to consumers through Royal’s e-commerce site. The food brokers represent multiple manufacturers and are paid a percentage of sales. Royal’s customers are national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that purchase the products under payment terms approved by Royal based on their creditworthiness. Royal’s customers resell the macadamia nut products to end-consumers in retail outlets in the United States. Royal also sells bulk kernel to nut brokers and companies who use the kernel in their products.

Marketing Strategy. Royal’s marketing strategy focuses on building brand awareness for its brand and line of better for you macadamia snacks using social media, grassroots marketing such as sampling, public relations and participation in community events and festivals. We launched a combination website and integrated e-commerce store at www.royalhawaiianorchards.com in 2012 and also sell our products on Amazon.com. Royal also uses Facebook and Twitter accounts and several other strategies to build its customer base. A key marketing strategy is consistent social media presence, where Royal can connect directly with potential target consumers.

Product Distribution. We developed a product distribution network to support sales growth and provide superior customer service in an efficient manner. Distribution of our products is executed through a third-party distribution center. We primarily use common carriers to deliver products from these distribution points to our customers.

Competition. The snack food market is highly competitive. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than the Partnership. We believe that additional competitors will enter the markets in which we operate. In the macadamia snack food market, we are focused on North America where our competitors are the larger macadamia nut companies and private labels. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers, natural food stores and club stores. We compete primarily on the basis of product quality, ability to satisfy specific consumer needs (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product, and participants in our industry are engaging with new media, including customer outreach through social media and web-based vehicles, which require additional staffing and financial resources. Our principal competitors in the macadamia snack food market are Mauna Loa, Mac Farms and companies who sell under private labels.

Environmental Matters. Our operations are subject to various federal, state and local environmental laws and regulations. We believe the Partnership is in compliance with all material environmental regulations affecting our facilities and operations.

Research and Development. We consider research and development of new products to be a significant part of our overall philosophy, and we are committed to developing new products that incorporate macadamia nuts. As we expand our snack nut product range, we believe we can gain greater shelf space in retail stores and increase our market share. We plan to introduce macadamia nut milk, macadamia nut butter, and convenient, on-the-go, portion-sized packages that appeal to health-conscious consumers. We believe that our innovations differentiate our products from those of our competitors, leading to increased brand loyalty and higher consumer awareness. In addition to developing new products, we are focused on improving our existing products and are making incremental improvements based on customer feedback.

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

Manufacturers and marketers of food products are subject to extensive regulation by the FDA, the U.S. Department of Agriculture (“USDA”), and other national, state and local authorities. The Food, Drug and Cosmetic Act and the new Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under these acts, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods, inspects food facilities and issues recalls for tainted food products. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program.

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

Significant Customer

Nut Sales. From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production to Mauna Loa pursuant to various agreements with Mauna Loa. Due to the expiration of agreements with Mauna Loa and the growth of our branded products segment, we have been reducing our sales to Mauna Loa. Sales to Mauna Loa represented approximately 74% of our nut production in 2014. Sales to Mauna Loa represented approximately 19% of our nut production in 2015. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Employees

As of December 31, 2015, the Partnership employed 265 people: 84 full-time employees; 177 seasonal employees; and four part-time employees. Of the total, 21 are in farming supervision and management, 224 are in production, maintenance and agricultural operations, 18 are in accounting and administration, and two are in sales.

The Partnership is a party to two collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) Local 142. These agreements cover all production, maintenance and agricultural employees of the Ka’u and Keaau orchards. On June 20, 2013, the Partnership and ILWU Local 142 agreed to two new three-year contracts, which are effective June 1, 2013 through May 31, 2016. Although the Partnership believes that relationships with its employees and the ILWU are good, there is no assurance that the Partnership will be able to extend these agreements on terms satisfactory to it when they expire.

Taxation

The Partnership has a grandfathered tax status, which allows it to be treated as a partnership for tax purposes, even though it is publicly traded, provided that it pays a 3.5% federal tax on gross income from the active conduct of the trade and business of the Partnership. The Partnership will cease to be treated as a partnership for tax purposes if the Partnership engages in a substantially new line of business. A substantially new line of business conducted through a wholly owned corporate subsidiary of the Partnership is not deemed to be a new line of business for tax purposes. Accordingly, the Partnership manufactures, markets and sells its branded products through its wholly owned corporate subsidiary, Royal. Any income or gain the Partnership derives from transactions with Royal would be included in income or gain of the Partnership that would flow through to the unitholders. Conversely, tax losses in Royal may not be available to offset the taxable income of the Partnership. As a result, the Partnership may have income allocable to unitholders on which the unitholders are obligated to pay taxes, yet have no cash available for distribution. See Item 1A – Risk Factors – Tax Risks of Owning Our Units - Our branded products line of business operates through a corporate subsidiary, which may result in increased taxes and – Your tax liability from the ownership of Units may exceed your distributions from the Partnership. The Partnership intends to maintain its status of being taxed as a partnership.

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

Risk Factors Related to Our Business

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

From 1986 through 2006 and from 2010 through 2012, we relied upon a single customer, Mauna Loa, to purchase all of the nuts that we produced under various nut purchase agreements, which required us to sell and Mauna Loa to buy all of our production of macadamia nuts at various prices. As some of our contracts with Mauna Loa began to expire, we began retaining nuts previously covered by such contracts to support our own branded product development and marketing efforts. In 2015 and 2014, we sold 19% and 74%, respectively, of our nut production to Mauna Loa. Although we reduced the volume sold to Mauna Loa, Mauna Loa remains a significant customer, and any disruption of the Mauna Loa relationship could significantly adversely affect us if we are not able to find alternative purchasers of our nut production at comparable prices.

We are subject to risks relating to market-price nut purchase agreements.

We have three long-term agreements requiring Mauna Loa to purchase the nuts from orchards that we purchased from International Air Service Co., Ltd. (“IASCO”). The IASCO orchards have represented approximately 20% of our nut production. These contracts expire in 2029, 2078 and 2080 and provide for market-determined prices. For the orchards other than the IASCO orchards, there was one fixed price nut purchase contract with Mauna Loa representing approximately one-third of our non-IASCO production for 2014 that expired on December 31, 2014. Although fixed-price contracts provide protection against adverse declines in market prices, fixed-price contracts can be disadvantageous because we may not be able to pass on unexpected cost increases as they arise or may find that the spot price for nuts materially exceeds this fixed price. On the other hand, a market-price mechanism subjects us to the risk of a decline in world macadamia nut prices, which may or may not result in a price that covers our cost of production.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.

We plan to dry our nuts at our new drying plant and process and manufacture into products at third-party processor and manufacturing facilities. A temporary or extended interruption in operations at any of these facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our process and manufacturing operations, disrupt communications with our customers and suppliers, and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of these facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs or, in the case of our drying facility, prevent us from having sufficient nuts for our branded products business. These third parties may not be as efficient as we and our current processors and manufacturers are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.

We are dependent on third-party manufacturers to manufacture all of our products, and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders could adversely affect our ability to make timely deliveries of product.

We currently rely on and may continue to rely on third-party manufacturers to produce all of our branded products. If one of these manufacturers were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, and we may be unable to do so. Due to industry and customer requirements that manufacturers of food products be certified and/or audited for compliance with food safety standards, the number of qualified manufacturers is constrained. As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources. In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those that we currently enjoy.

There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity to meet our requirements, which could materially adversely affect our ability to make timely deliveries of product. In addition, there can be no assurance that the capacity of our current manufacturers will be sufficient to fulfill our orders, and any supply shortfall could materially and adversely affect our business, financial condition and results of operations. Currently, some of our products are produced by a single third-party source that maintains only one facility. The risks of interruption described above are exacerbated with respect to such single-source, single-facility manufacturer.

Our manufacturers are required to comply with quality and food production standards. The failure of our manufacturers to maintain the quality of our products could adversely affect our reputation in the marketplace and result in product recalls and product liability claims.

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

We use herbicides, fertilizers and pesticides, some of which may be considered hazardous or toxic substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and farming operations and could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under, or in property that we currently own or lease, that we previously owned or leased, or upon which we currently or previously conducted farming operations. These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to use, sell or collateralize certain real property and result in significant fines or clean-up costs, which could adversely affect our business, financial condition and results of operations. Future environmental laws could impact our farming operations or increase our cost of revenues.

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

The price at which we can sell our macadamia nuts may not always exceed our cost of revenues.

During 2015, our costs to farm and produce macadamia nuts, including depreciation of the trees, varied between 65.9 cents and 76.7 cents per WIS pound (depending on the orchard) or an average of approximately 69.8 cents per WIS pound. As our fixed price contracts with Mauna Loa have expired and have not been renewed, we will no longer have our price set and therefore will be subject to the risk of market pricing for those nuts not used in our branded products business. Macadamia orchards are required to be cultivated and farmed in order to maintain the trees, even in years where the price at which the macadamia nuts could be sold do not cover the cost of revenues in any specific orchard. In such event, we could suffer losses from certain orchards, and our financial performance could be adversely affected. There is no assurance that the prices of macadamia nuts in the future will exceed the costs of production.

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

We rely on external financing, currently being provided by an Amended and Restated Credit Agreement with American AgCredit, PCA (“AgCredit PCA”) and a Credit Agreement with American AgCredit, FLCA (“AgCredit FLCA”), through a revolving credit facility and several term notes. These agreements contain various terms and conditions, including financial ratios and covenants, and are secured by all of the real and personal property of the Partnership. On multiple occasions during the last several years and as recently as the end of 2015, the Partnership has failed to comply with various financial covenants under its loan agreements but has been able to obtain waivers or modifications of the agreements to avoid a default. If we are unable to meet the terms and conditions of our loan agreements or to obtain waivers or modifications of such loan agreements, we could be in default under our loan agreements, and the lenders would be able to accelerate the obligations and foreclose on the collateral securing the indebtedness. There is no assurance that we will be able to comply with our loan facilities or obtain waivers or modifications in the future to avoid a default. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

We could lose the production from certain orchards due to lease expirations and early lease termination privileges held by the lessor.

We lease approximately 1,600 tree acres of land for our orchard operations. Two of these leases, covering approximately 491 and 279 tree acres, respectively have produced an average of 2.4 million and 1.1 million WIS pounds, respectively, over the past five years and terminate in 2019. We have another lease that terminates in 2034 but allows the lessor to terminate the lease early by purchasing the trees from the Partnership at fair market value in 2019. This lease accounts for approximately 330 tree acres that have produced an average of 1.5 million WIS pounds over the past five years. We intend to seek renewal of the expiring leases. However, we believe that the lessor of both the 279 tree acres and the 330 tree acres subject to early termination may exercise his rights to take back these orchards in 2019. If we are unable to renew either lease expiring in 2019, the lessor purchases the trees under the third lease, and we are unable to replace these tree acres with other leases or through acquisitions, we would lose approximately 1,100 tree acres or 22% of our production, which loss could have a material adverse effect on our operations. See also Risk Factor below.

We are involved in a lawsuit regarding our performance under two of our leases, and we may not be successful.

From time to time, we have disagreements with persons who lease orchards to us regarding our performance under the applicable lease agreement. At this time, a lessor who owns the approximately 279 and 330 tree acres subject to two of the leases described above, which produced approximately 1.3 million field pounds and 1.15 million field pounds in 2015 and 2014, respectively, has commenced litigation in Hawaii, claiming that we have breached the leases, thereby allowing the lessor to terminate the leases. We denied these allegations and filed cross-claims against the lessor in this suit. The lawsuit is stayed pending the issuance of a written report by a panel of farming experts. We and the lessor have agreed to comply with the recommendations of the panel. If the panel finds that we have breached the leases, we could be required to implement costly corrective measures that could adversely affect our financial condition and results of operations. See Item 3 – Legal Proceedings.

Diseases and pests can adversely affect nut production.

Macadamia trees are susceptible to various diseases and pests that can affect the health of the trees and resultant nut production. There are several types of fungal diseases that can affect flower and nut development. One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed. These types of fungal disease are generally controllable with fungicides. Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau during periods of persistent inclement weather. Tree losses may occur due to a problem known as Macadamia Quick Decline (“MQD”). Research at the University of Hawaii indicates that this affliction is due to Phytophthora capsici, which is associated with high moisture and poor drainage conditions. The Keaau orchards are areas with high moisture conditions and may be more susceptible to the MQD problem. Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD. The Partnership’s Keaau orchards experienced tree replacement of 2% in 2015 and and 1.4% in 2014.

Macadamia trees and production may also be affected by insects and other pests. The Southern Green Stink Bug disfigures the mature kernel and contributes to nut loss. The five-year historical nut loss due to the stink bug is 1.9%. Two natural enemies, a wasp and a fly, effectively keep nut losses at acceptable levels. An insect known as the Koa Seed Worm (“KSW”) causes full-sized nuts to fall that have not completed kernel development. The five-year average nut loss due to the KSW is 4.6%. The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel. Nut damage caused by the TNB is not recorded as a defect by Mauna Loa. However, field surveys in 2015 indicate that nut losses attributed to TNB is estimated to be around 1% or less. Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy population.

In March 2005, a new insect pest, the Macadamia Felted Coccid (“MFC”), or Eriococcus ironsidei, was detected on macadamia trees in the South Kona area on the island of Hawaii. The insect is originally from Australia, and it has the potential to become a serious problem on macadamia nut trees and cause leaf die-back, floret drop and in severe cases possible tree death. Surveys show that this pest is well distributed throughout our orchards and in 2015 the pest reached our Keaau orchards as well. Climatic conditions, particularly extremely dry weather, are conducive for increased pest activity. Due to good rainfall for most of 2014 and 2015, tree damage from MFC was less than in previous years. We continue to work with other growers and the State of Hawaii to control this pest, but there is no assurance we will be successful, and if the insect infestation worsens, we could lose an indeterminate number of our macadamia nut trees. The effects of MFC on production beyond visual damage to the tree are still unknown, we are currently pursuing a research project with the University of Hawaii to identify the economic threshold and evaluate the actual damage to the crop. We have started treating the Ka’u orchards with approved chemical treatments in our heavily infested fields and are evaluating the effectiveness of the treatments. The MFC has been detected in our Keaau orchard in the spring of 2015. After detection the areas with MFC were sprayed. The treated and untreated areas in the Keaau orchard have been monitored for MFC, and due to treatment and rainfall during the rest of the year the amount of MFC is nearly undetectable.

As indicated above, natural enemies are relied upon to manage insects that contribute to nut loss. Without these natural enemies, greater losses are possible. Pesticides may be available to manage these economic insect pests when treatment costs and nut loss justify their use, and when their use does not disrupt the natural enemy population.

Honey bees are placed in the orchards to supplement other insect pollinators during the flower season. In late 2008, the Hawaii Department of Agriculture identified the Varroa mite on feral honey bees near the port of Hilo, Hawaii. This mite is an ectoparasite that attaches to the body of honey bees and weakens them, and can result in the destruction of bee hives and colonies. The apiaries that place hives in the macadamia nut orchards must manage this pest with miticide in order to maintain healthy bee colonies and avoid the development of resistance to the miticide.

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

Our orchards are located in areas on the island of Hawaii that are susceptible to natural hazards, including drought, wildfires, heavy rains, floods, and windstorms. Our orchards located in the Ka’u region are susceptible to wildfires due to recent drought conditions. In June and July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region. The fire resulted in damage to irrigation pipes and approximately 24 tree acres of our macadamia nut orchards. Our orchards are also located in areas that are susceptible to heavy rainstorms. In November 2000, the Ka’u region was affected by flooding, resulting in some nut loss. Since the flood in 2000, heavy rain in the Ka’u region has not produced flooding of any consequence, but heavy rain and flooding continue to be potential risks that can affect our nut production. On August 7, 2014, tropical storm Iselle made landfall on the island of Hawaii with high winds and heavy rain resulting in some tree loss as well as increases in immature nut drop and mature nut loss due to storm run-off. In January 2015, another windstorm swept through the Ka’u region and caused a 1% loss of canopy to our orchards. Twenty-seven major windstorms have occurred on the island of Hawaii since 1961, and six of those caused material losses to our orchards. Most of our orchards are surrounded by windbreak trees, which provide limited protection. Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms. The occurrence of any natural disaster affecting a material portion of our orchards could have a material adverse effect on our business, financial condition and results of operations.

Our orchards are subject to risks from active volcanoes.

Our orchards are located on the island of Hawaii, where there are two active volcanoes. To date, no lava flows from either volcano have affected or threatened the orchards, but the risk remains.

Our business may be adversely affected by adverse or unseasonal weather conditions and climate change.

Poor, severe, or unusual weather conditions, whether caused by climate change or other factors, may adversely affect our nut production and our ability to harvest. Because our nut production is significantly influenced by weather, substantial changes to historical weather patterns in Hawaii, including changing temperature levels, changing rainfall patterns, and changing storm patterns and intensities, could significantly impact our future business, financial condition and results of operations.

The amount and timing of rainfall can materially impact nut production.

The productivity of orchards depends in large part on moisture conditions. Inadequate rainfall can reduce nut yields significantly, whereas excessive rain without adequate drainage can foster disease and hamper harvesting operations. Although rainfall at the orchards located in the Keaau area has generally been adequate, the orchards located in the Ka’u area generally receive less rainfall and, as a result, a portion of the Ka’u orchards is presently irrigated. Irrigation can mitigate some of the effects of a drought, but it cannot completely protect a macadamia nut crop from the effect of a drought. Also, the timing of rainfall relative to key development stages in the growing season can impact nut production. Excessive rains during the flowering season affects pollination and nut set at the Keaau orchards where flowering and the rainy season coincide. During 2015, the Ka’u and Keaau areas recorded 112% and 125%, respectively, of the 20-year average. However, the rainfall in Ka’u for June through September 2014 was 411% of the 20-year average. Much of this rain was due to tropical storm Iselle causing flooding and tree damage that was detrimental to crop development and tree health. The rainfall for November 2014 through January 2015, which are key development months, was 51% of the 20-year average, and negatively impacted nut set and nut retention for the 2015 crop. Regardless of the timing, lack of or excess of adequate rainfall for prolonged periods of time will also negatively affect nut production.

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

We obtain tree insurance each year under a federally subsidized program. The tree insurance for 2015 provides coverage up to a maximum of approximately $21.1 million against catastrophic loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2015-2016 crop season and provides coverage for up to a maximum of approximately $7.8 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies. There is no assurance that such insurance will cover all losses incurred by the Partnership or that such insurance will be available or purchased in the same amount in future periods.

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

We are highly dependent upon consumers’ perception of the safety, quality and possible dietary benefits of our products. As a result, substantial negative publicity concerning one or more of our products or other foods similar to or in the same food group as our products could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and reduced prices and sales of our products. Product quality, contamination, or safety issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our brands and cause consumers to choose other products. Furthermore, any product recall, whether our own or by a third party within one of our categories or due to real or unfounded allegations, could damage our brand image and reputation. By way of example, there have been recent recalls of pistachio and macadamia nuts produced by third parties due to Salmonella contamination. While we roast all of the nuts in our branded products to limit the risk of bacterial contamination and our purchasers of bulk kernel are expected to roast the nuts prior to sale, we cannot assure you that roasting will be conducted sufficiently or will prevent all instances of contamination, that our processors, co-packers and distributors will comply with our specifications, or that every purchaser of our nuts in bulk will in fact roast and properly handle the nuts prior to sale. Any of these events could subject us to significant liability and have a material adverse effect on our business, results of operations and financial condition. If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food products, our business could be materially adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of GMOs, obesity, trans fat, diacetyl, artificial growth hormones, arsenic in rice and bacterial contamination, such as Salmonella and aflatoxins. Consumers may increasingly require that foods meet stricter standards than are required by applicable governmental agencies, thereby increasing the cost of manufacturing such foods and ingredients. Developments in any of these areas, including, but not limited to, a negative perception about our formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales, increase our costs and hurt our operating results, perhaps significantly.

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

Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could materially adversely affect our operating results. The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could materially adversely affect our reputation with existing and potential customers on a permanent basis as well as our corporate image and operating results. Moreover, claims or liabilities of this nature might not be covered by insurance or by any rights of indemnity or contribution that we may have. Although we have product liability insurance coverage in amounts we believe to be adequate, we cannot be sure that claims or liabilities will be asserted for which adequate insurance will be available or that such claims or liabilities will not exceed the available amount of insurance coverage. Our food products may also experience product tampering, contamination or spoilage, or be mishandled or mislabeled, or otherwise damaged. Under certain circumstances, a product recall could be initiated, leading to a material adverse effect on our reputation, operations and operating results. Recalls may be required to avoid seizures or civil or criminal litigation or due to market demands. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us. A product liability judgment or a product recall involving us or a third party within one of our categories could have a material adverse effect on our business, financial condition, results of operations or liquidity and could impair the perception of our brand for an extended period of time. Even if we have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

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

Our largest principal competitors in the macadamia snack food market are Mauna Loa, Mac Farms and companies who sell under private labels. We also compete with non-macadamia nut snack food products, including snack products marketed by large national companies, which have substantially greater market presence, a longer operating history, better distribution, and greater financial, marketing, capital and other resources than us. Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us.

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

Furthermore, there is a trend among retailers in the grocery industry to reduce the overall number of products offered in their stores, further increasing competition for shelf space and making it more difficult for us to keep existing products on the shelf and introduce new products with these retailers. Even if we do obtain shelf placement, our products may fail to achieve the sales expectations held or set by our retailers, potentially causing these retailers to remove our products from the shelf. As companies face more pressure for shelf space within each category, the increase in the number and quality of private-label products continues to affect branded products.

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

Retail customers, such as supermarkets, warehouse clubs and food distributors, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces larger, more sophisticated retail customers that can resist price increases and demand lower pricing, more promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation and increasing retail bargaining power could materially and adversely affect our product sales, financial condition and results of operations.

If we need to compete with other manufacturers or with retailer brands on the basis of price, our business and results of operations could be negatively impacted.

Our branded products face competition from private label products that at times may be sold at lower price points. The impact of price gaps between our products and private-label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours are. These competitors may also prove to be more successful in marketing and selling product than we are, and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing, commodity costs, or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share, a decline in sales, or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A – Controls and Procedures, during the first quarter of 2016, we concluded that certain material weaknesses existed as of December 31, 2015. Specifically, management identified control deficiencies that constitute individually, or in the aggregate, material weaknesses in our internal control over financial reporting related to our account reconciliation process and inadequate segregation of duties.

As of the date of this filing, we have not yet remediated these material weaknesses. We do, however, intend to recruit a controller to fill the vacancy caused by the departure of our previous controller, recruit additional accounting staff, and upgrade our financial accounting systems to improve workflow and enhance internal controls. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are detected, we could be required to restate our financial results and/or experience a decline in the price of our Units.

Significant influence over the Partnership’s affairs may be exercised by certain holders of Units. Two principal holders own over 66 2/3% of the Units, which would give them the ability, if they act together, to remove the Managing Partner and elect a new Managing Partner.

As of March 1, 2016, the holders of Units holding more than 5% of our Units were Fred and Mary Wilkie Ebrahimi (with approximately 66.3% beneficial ownership) and Barry W. Blank (with approximately 7.8% beneficial ownership). The Ebrahimis have the ability to control or block approvals that may be sought from holders of Units, including mergers, sales of substantial assets and modifications to the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended through November 1, 2013 (the “Partnership Agreement”), which generally require approval by holders of a majority of the Units. Together, the Ebrahimis and Mr. Blank have the ability to change the Managing Partner (which requires the affirmative vote of limited partners owning 66 2/3% of the outstanding Units) and effectively to control the Partnership. Effective October 1, 2009, Bradford C. Nelson was elected as a director of the Partnership. Mr. Nelson is the President and owner of West Sedge, Inc., which provides finance and management services to businesses and family offices, including companies owned by the Ebrahimi family and companies owned by Mr. Fred Ebrahimi. Effective December 2012, Barry W. Blank was elected as a director of the Managing Partner. There is no affiliation between the Ebrahimis and Mr. Blank. It is possible that the interests of the Ebrahimis or Mr. Blank could conflict with the interests of the other holders of Units.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) on the balance sheet for all leases with terms longer than 12 months. Currently, all of our orchard leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018. The Partnership is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statement, but these changes could significantly change our reported or expected financial performance.

We may need to renegotiate certain contracts, such as debt agreements, to address the impact on debt covenants of reporting lease liabilities on the balance sheet. For instance, the balance sheet reporting may affect our net worth and we may not be able to meet the minimum tangible net worth requirement as originally provided for under our present debt agreements with AgCredit PCA and AgCredit FLCA. We will also need to ensure that our systems are capable of processing the required information to satisfy the proposed requirements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements has not yet been determined.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results.

As part of our operations, we rely on our computer systems to manage inventory, process transactions, communicate with our suppliers and other third parties, and on continued and unimpeded access to secure network connections to use our computer systems. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, distributor or employee confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage inventories or process transactions and a negative impact on our reputation and loss of confidence of our customers, distributors, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

Tax Risks of Owning Our Units

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

Our branded products line of business operates through a corporate subsidiary, which may result in increased taxes.

Our branded products line of business is conducted through Royal, a wholly-owned separate, taxable corporation, so that the Partnership will not be considered to be engaging in a substantial new line of business that would terminate its status as an Electing 1987 Partnership as defined by the Internal Revenue Code of 1986, as amended (“Code”). The Partnership’s transactions with Royal may be subject to federal, state or local taxes, and any income or gain that the Partnership derives from those transactions would be included in the Partnership’s income or gain that flows through to a holder of Units. In addition, distributions that the Partnership receives from Royal will be taxable dividends to the extent of Royal’s earnings and profits. Conversely, losses that may be incurred by the Partnership as a result of transactions with Royal may be subject to deferral or disallowance, and tax losses in Royal may not be available to offset the taxable income of the Partnership. Because Royal is subject to federal and state income tax, Royal’s income available for distribution will be reduced by those taxes. The Partnership has recorded a valuation allowance equal to 100% of Royal’s deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry forwards (“NOLs”).

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

The book and tax treatment of the Units has changed over the years, and at this time for tax purposes a holder of Units will experience higher earnings or lower loss compared to the income determined under accounting principles generally accepted in the United States of America (“GAAP”). Furthermore, given the restrictions on distributions under the Partnership’s current financing agreement, holders of Units should not expect to receive any distributions with respect to their Units and, thus, will bear the tax liability on any income allocable to them.

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

If the IRS contests the federal income tax positions we take, the market for our Units may be adversely impacted, the cost of any IRS contest will likely reduce cash available for distribution, and if adjustments to income are required, holders may be required to amend their tax returns and pay interest and penalties on any additional tax resulting from such adjustments. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce the cash available for distribution to unitholders.

The Partnership intends to allocate profits and losses in a manner consistent with the requirements of the Code. However, the IRS rules that govern the allocations of profits and losses, particularly with respect to allocations to be made to maintain the uniformity of Units, to account for differences between the book and tax capital accounts holders of Units, to account for the purchase of Units through the exercise of subscription rights, and to account for varying prices paid by holders of Units to purchase their Units, including through purchases of Units through the exercise of subscription rights, are complex and uncertain, and there is no assurance that the IRS will respect the allocation methods utilized by the Managing Partner. If there is an IRS challenge, it may be necessary to resort to administrative or court proceedings to defend the allocations. Any contest with the IRS may materially and adversely impact the market for our Units and the price at which they trade. The cost of defending the allocations will increase the Partnership’s expenses and will likely reduce the cash available for distribution. In addition, if an adjustment is required, holders of Units may be required to amend their income tax returns for the year(s) in question and pay interest and penalties on any additional tax resulting from the adjustment.

Recently enacted legislation, applicable to the Partnership for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our unitholders with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from the Partnership in the year in which the audit is completed. Such tax liability will be determined without regard to unitholder-level tax items that could otherwise reduce tax due on any adjustments. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

The investment in Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to such investors. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and is taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes, and non-U.S. persons are required to file U.S. federal tax returns and pay tax on their shares of our taxable income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Orchards Segment

Location. The Partnership owns or leases approximately 5,379 tree acres of macadamia orchards on the island of Hawaii. The orchards are located in two areas: Ka’u and Keaau. The Ka’u area is located in the south part of the island about 50 miles from Hilo and the Keaau area is located six miles south of Hilo on the east side of the island.

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

Age and Density. The productivity of macadamia nut orchards depends on several factors, including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. Assuming adequate moisture, the most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity at approximately 15 years of age, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease. Of the 5,379 tree acres of macadamia orchards owned or leased by the Partnership, 4,619 are over 20 years of age. Up to 1% of trees are lost to various causes each year and management determines when and whether to replace such trees.

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

Orchards. The following table lists each of the orchards, the year acquired, tree acres, tenure, and minimum lease rents:

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent Per Annum
Keaau I	June 1986	1,464	Fee simple
Ka’u I	June 1986	456	Fee simple
“	June 1986	491	Leasehold (1) (2)	2019	$26,042
Ka’u Green Shoe I	Dec. 1986	279	Leasehold (1) (3)	2019	$5,819
Keaau II	Oct. 1989	218	Fee simple
Ka’u II	Oct. 1989	330	Leasehold (4) (5)	2034	$25,984
“	Oct. 1989	172	Leasehold (1) (6)	2028	$18,035
“	Oct. 1989	21	Fee simple
“	Oct. 1989	185	Leasehold (1)	2031	$41,383
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	132	Leasehold (1) (7)	2045	$10,811
Ka’u O	July 1996	12	Leasehold (1)	Month-to-Month	$46 per month
Ka’u 715/716	April 2006	20	Fee simple
IASCO I	Aug. 2010	412	Fee simple (8)
IASCO II	Aug. 2010	468	Fee simple (8)
Becker	June 2015	641	Fee simple (9)
Total acres		5,379

(1)	Lease of land only; trees may be removed at termination of lease.
(2)	Additional rental payment if USDA farm price for nuts is greater than $0.50 per pound ($521 per annum for each $0.01 per pound).
(3)	Additional rental payment if USDA farm price for nuts is greater than $0.20 per pound ($291 per annum for each $0.01 per pound).
(4)

Lease of land only; lessor may purchase trees from lessee at any time after June 30, 2019 for fair market value. At the end of the lease term, the lessor will be required to repurchase the trees at fair market value if it does not offer to extend the leases at the then-current fair market lease rate. If the Partnership does not accept the offer to extend the lease, the lease will expire and the lessor will not be required to repurchase the trees, which will then revert to it. In all circumstances, the ownership of trees will revert to the lessor after 99 years from lease inception.

(5)	Additional rental payment if USDA farm price for nuts is greater than $0.65 per pound ($392 to $400 per annum for each $0.01 per pound).
(6)	Additional rental payment if USDA farm price for nuts is greater than $0.70 per pound ($257 to $276 per annum for each $0.01 per pound).
(7)	Additional rental payment if USDA farm price for nuts is greater than $0.72 per pound ($138 per annum for each $0.01).
(8)

Pursuant to a license agreement and two lease agreements that we assumed upon the acquisition of these properties from IASCO, we must sell all of our macadamia nut production from the IASCO orchards to Mauna Loa at prices determined pursuant to contractual formulas based on market price components.

(9)	The Becker orchard purchased in 2015 is subject to leases through 2021 so the Partnership only receives lease revenue for this orchard.

Certain leases require additional rental payments based on the USDA farm price of nuts. The additional rental payments were made to lessors in the aggregate amount of $54,000 in 2015 and $103,000 in 2014. The rent paid for the 2014 crop year consisted of $54,000 for 2014 and rent due for the 2013 crop year of $49,000. In 2014, the USDA published the crop year ended June 30, 2014 nut price of $0.87 per WIS pound, and this price also applied to crop year June 30, 2015. All leases also require the Partnership to pay expenses with respect to the leased premises, including, but not limited to, Hawaii general excise tax and real property taxes.

With respect to the Ka’u Green Shoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership. Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow. No additional rent payments were made for 2015 or 2014.

Branded Products Segment

Royal began leasing property on June 1, 2013, for its sales office, which is located in Dana Point, California. Lease expense for this sales office was $32,000 in each of the years ended December 31, 2015 and 2014.

ITEM 3.	LEGAL PROCEEDINGS

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint in the Circuit Court of the Third Circuit State of Hawaii seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. Pursuant to the lease agreements, the lease terms of the Green Shoe I Lease and Green Shoe II Lease expire in 2019 and 2034, respectively. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, we filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of our own for breach of contract, unfair and deceptive competition, and injunctive relief, among others. We believe the claims of the Olson Trust are without merit. The Olson Trust has denied the claims asserted in our cross-claim. On September 17, 2015, the parties signed a Joint Stipulation to Engage in Binding Mediation of Proceedings and to Stay Court Litigation Pending Binding Mediation (the “Joint Stipulation”) to stay the court proceedings pending the issuance of a written report by a panel of three farming experts determining whether the Partnership has been practicing “good husbandry” or “strip or waste” at each orchard. The panel’s report is to include recommendations of any practices or operational changes that should be implemented to bring the leases into compliance with “good husbandry” and to prevent “strip or waste.” The parties have agreed to timely perform all recommendations in the panel’s report. The parties have further agreed that the report shall be enforceable in the state courts of Hawaii to the same extent as an arbitration award. The parties recently completed their selection of the panel of experts. The panel has nine (9) months to complete its report.

From time to time, we may be involved in various legal actions in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

Market Information

The Partnership’s Units trade on the OTCQX (symbol: “NNUTU”). High and low sales prices on the OTCQX per Unit during the last two fiscal years are shown in the table below:

		High	Low
2015:	Fourth Quarter	$3.15	$2.71
	Third Quarter	3.06	2.76
	Second Quarter	3.10	2.70
	First Quarter	3.15	2.79

2014:	Fourth Quarter	$3.15	$2.31
	Third Quarter	2.99	2.42
	Second Quarter	3.19	2.65
	First Quarter	3.00	2.50

The sales prices on the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

There were 610 record holders of Units on February 29, 2016. This is not the actual number of beneficial owners of our Units, because many of our Units are held by brokers and other nominees on behalf of individual unitholders.

Distribution Policy and Restrictions on Cash Distributions

Unitholders are entitled to receive distributions if, as and when declared by the Managing Partner out of funds legally available for distribution and in accordance with the terms of the Partnership Agreement. All distributions to unitholders are made in accordance with their respective participations in profits and losses of the Partnership. Under our prior Credit Agreement with AgCredit PCA, distributions to unitholders were prohibited unless approved by the lender. Pursuant to an Amended and Restated Credit Agreement effective March 27, 2015, tax distributions may be made without lender consent, but any other distributions will still require lender consent. No distributions were declared in 2015 or 2014.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended December 31, 2015. The selected financial data set forth below should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements.

	2015	2014	2013	2012	2011
	In thousands, except per unit data
Financial:
Total revenue	$18,510	$16,018	$13,853	$20,017	$17,994
Net cash provided (used) by operating activities (1)	(5,082)	178	(2,912)	1,361	2,325
(Loss) income before taxes	(2,064)	(6,209)	(3,625)	(373)	811
Net (loss) income	(2,192)	(6,193)	(3,670)	(499)	712
Distributions declared	-	-	150	-	-
Net working capital	8,644	4,627	155	1,966	1,414
Total assets	65,553	50,587	54,724	56,341	57,043
Long-term debt, non-current	20,105	4,725	5,775	6,825	7,875
Total partners’ capital	38,721	41,048	38,584	42,002	42,537
Class A limited partners’ capital	39,042	41,234	38,466	42,286	42,785

Per Class A Unit: (2)
Net (loss) income	(0.21)	(0.56)	(0.49)	(0.07)	0.09
Distributions	-	-	0.02	-	-
Partners’ capital	3.49	3.70	5.14	5.60	5.67

(1)	See the Statements of Cash Flows in the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the method of calculation.
(2)	11,100,000 Units were authorized, issued and outstanding for 2015 and 2014. 7,500,000 Units were authorized, issued and outstanding for 2011 through 2013.

Commencing in 2012, we included the branded products segment in our financial reporting. Upon expiration of each of three contracts with Mauna Loa, on December 31, 2012, 2013 and 2014, respectively, we began taking into inventory kernel that was no longer sold to Mauna Loa. We are utilizing such kernel for our macadamia snack products. Since the percentage of our production sold to Mauna Loa changed each year due to the expiration of these contracts and the production we keep to build inventory does not immediately generate revenues for us, results for 2013, 2014 and 2015 are not comparable to prior periods.

See Note 7 – Short-Term and Long-Term Debt and Lease Obligations to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the Partnership’s contractual obligations as of December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an assessment of our financial condition, results of operations, and liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Part I, Item 1A – Risk Factors and other sections in this report.

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates, including those related to sales, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, goodwill and intangible asset valuations and impairments, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Summary

Royal Hawaiian Orchards, L.P. is a producer, marketer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,379 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

The Partnership was formed in 1986 as a master limited partnership owning macadamia nut orchards on owned and leased land. In 2000, we acquired farming operations from subsidiaries of C. Brewer and Company, Ltd. In 2012, we established a branded products company to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®. In 2014, we completed construction of the first phase of our drying facility, which affords us more control over processing our nuts as well as reduces our processing costs. The second phase of our drying plant was completed in the fourth quarter of 2015 and became fully operational in January 2016.

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. We estimate that as of December 31, 2015, we had products in approximately 15,000 retail stores in the United States.

In 2015, we launched several new products. We made our first entry into the chocolate category, offering a line of dark chocolate-covered macadamias with anti-oxidant fruits (acai, goji and pomegranate). We further expanded our product offerings by introducing five-ounce bags of natural macadamia nuts and 24-ounce bags of roasted salted macadamia nuts and blueberry pomegranate macadamia nuts in club stores.

Recent Developments

On June 16, 2015, pursuant to an Acquisition Agreement dated as of April 13, 2015, between the Partnership and Geyser Asset Management, Inc., a Delaware corporation, as agent for the tenant in common investors (the “Acquisition Agreement”), the Partnership acquired approximately 736 acres of land located in Keaau, Hawaii, for $8.1 million (the “Becker Property Acquisition”). As part of the transaction, the Partnership acquired certain rights, easements, and benefits appurtenant to the Property, 641 acres of macadamia nut trees, and windbreak trees. The Partnership funded the Becker Property Acquisition with $5.265 million in proceeds from the 2015 20-Year Term Loan and $2.835 million in proceeds from the 2015 Bridge Loan (each described below under Liquidity and Capital Resources).

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Our orchards segment derives its revenues from the sale of WIS macadamia nuts grown in orchards we own or lease, the sale of DIS macadamia nuts, the sale of macadamia nut kernel to Royal, revenues from the farming of macadamia orchards owned by other growers and lease income. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occurs during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/nut-set season.

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

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the year ended December 31, 2015, net revenue increased $2.5 million or 16%, compared to the year ended 2014. The increase was due to a $ 6.6 million increase in net branded products revenue, partially offset by a $4.1 million decrease in orchards revenue. Orchards revenue on a consolidated basis decreased due to the increased sales to Royal that are eliminated from orchards revenue.

For the year ended December 31, 2015, cost of revenues decreased $2 million or 12%, compared to the same period in 2014 due to increased branded products sales offset by lower volume of WIS nut sales to external parties. For the year ended December 31, 2015, we generated a gross profit of $4.3 million and a gross margin of 23%, compared to gross loss of $151,000 and a gross margin of (1%) for the same period in 2014.

On a consolidated basis, cost of branded products sales includes the cost of macadamia nuts from our orchards. Consolidated gross profit has increased due to utilization of our drying plant, which we believe has allowed us to dry and shell nuts at lower costs and sell bulk and branded macadamia nuts at higher prices compared to prices obtained from sales of WIS nuts.

Orchards Segment – Revenues

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products, revenues from contract farming, and orchard lease income.

The table below shows revenues, costs of revenues and gross profit and other financial information for our orchards segment for the years ended December 31, 2015 and 2014. See Note 3 – Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of orchards segment results to our consolidated results.

	Years Ended
	(in thousands)
	2015	2014	Change	% Change
Revenues
External customers	$6,425	$10,579	$(4,154)	(39%)
Intersegment revenue (Royal)	13,952	3,233	10,719	332%
Total revenue	$20,377	$13,812	6,565	48%

Cost of orchards revenue	$17,397	$14,286	$3,111	22%

Operating income (loss)	$1,022	$(1,825)	$2,847	156%

Depreciation and amortization	$2,576	$2,432	$144	6%

Capital expenditures	$11,582	$3,061	$8,521	278%

Segment assets	$78,271	$61,294	$16,977	28%

Revenues from external customers decreased $4.2 million to $6.4 million for the year ended December 31, 2015, as compared to $10.6 million for the same period in 2014 due to decreased WIS pounds sold as we sold more kernel to our branded products segment, partially offset by $1.2 million earned from 651,000 DIS pounds sold, an additional $300,000 in contract farming revenue from increased farming activity and $320,000 in orchard lease income. For the year ended 2015, intersegment revenue increased $10.7 million due to the expiration of contracts for WIS to Mauna Loa, resulting in the majority of WIS harvested going to DIS production and sale to Royal. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the year ended December 31, 2015, cost of orchards revenue increased $3.1 million. The 22% increase in cost of orchards revenue to $17.4 million compared to $14.2 million for the same period in 2014 was due to a 332% increase in sales of kernel to Royal and the addition of husking, drying, transportation and shelling costs required for sales of kernel. Generally, our orchards segment receives a higher overall gross margin from sales of kernel as compared to sales of WIS nuts based upon agreed upon intersegment sales rates and sales to third-party customers.

Operating income increased $2.8 million from a loss of $1.8 million for the year ended December 31, 2014 to operating income of $1.0 million for the year ended December 31, 2015. The increase in operating income was due to higher margins obtained from sales of kernel to Royal and higher profit on sales to external customers (primarily the sale of DIS nuts).

On August 1, 2010, we assumed three long-term agreements with Mauna Loa expiring in 2029, 2078 and 2080 under which all macadamia nuts produced from the orchards acquired from IASCO, which represented approximately 19% and 21% of our production in 2015 and 2014, respectively, must be sold to and purchased by Mauna Loa at a predetermined price. Under the IASCO agreements, we are paid based on WIS pounds at prices that are derived annually from formulas that factor in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop years ended June 30, 2015 and 2014 was $0.87 per WIS pound. In 2015 and 2014, the average price received from Mauna Loa per WIS pound amounted to $0.85 and $0.82, respectively.

The Partnership had a nut purchase contract with Mauna Loa, entered into on January 31, 2011, which expired on December 31, 2014, pursuant to which the Partnership sold approximately one-third of its non-IASCO production at $0.77 per adjusted WIS pound. In addition, on July 14, 2014, the Partnership entered into a Macadamia Nut Purchase Agreement (the “2014 Short-Term Agreement”) with Mauna Loa, effective July 1, 2014 through October 31, 2014, which required the Partnership to sell and Mauna Loa to purchase a minimum of 4 million pounds of WIS macadamia nuts adjusted to 20% moisture and 30% kernel recovery at $1.00 per pound. The Partnership sold 4 million pounds of WIS nuts under this contract and received $2.6 million. These two contracts represented approximately 53% of our nut production in 2014.

Pursuant to the Becker Property Acquisition on June 16, 2015, we assumed five leases, which required the lessees of the properties to pay rent to us in the amount of $320,000 for the period from July 1, 2015, through December 31, 2015, recognized on a straight line basis. Beginning January 1, 2016, through December 31, 2021, the annual rent is $601,809, payable in quarterly installments. The lessee is responsible for all costs for the property, including real estate taxes and orchard maintenance.

Orchards Segment – Production and Yields. Production and yield data for the orchards that we own, operate and receive production from are summarized below (expressed in field pounds):

		Production		Yield per Acre[1]		Change
Orchard	Tree Acres	2015	2014	2015	2014	2015 vs. 2014
Keaau	1,760	6,407,813	6,761,616	3,639	3,831	(192)
Ka'u	2,098	8,923,214	7,725,401	4,215	3,681	534
IASCO	880	3,645,576	3,788,001	4,143	4,305	(162)
Mauna Kea [2]	-	-	27,136	-	83	(83)
Total [3]	4,738	18,976,603	18,302,154	3,988	3,610	378

1 Yield per acre is production divided by tree acres.
2 Production in 2014 for Mauna Kea orchards includes only production from January through June 30, 2014.

3 Total does not include newly acquired Becker orchard as the Becker orchard is leased through 2021.

We report our financial results on a calendar year basis, though the natural crop year generally begins July 1.

Our nut production is highly contingent upon Hawaii’s climatic conditions. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally harvested from August through April. Nut production is highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and fruit set occurring during April through August of the previous year. Factors such as cool temperatures (to promote flower development), sunlight and the amount and timing of moisture determine the length of the flower, pollination and fruit set season. Production in 2015 was 4% higher than production in 2014, due to a number of factors, including (i) 2014 tree and nut losses due to tropical storm Iselle, which reduced production by approximately 1.2 million WIS pounds in 2014; and (ii) stronger spring crop in our Ka’u orchards that was partially offset by lower fall production in Keaau. In 2015, Keaau had a small spring harvest due to a slightly extended flowering season in 2014. In Ka’u, the spring 2015 harvest extended into May. Although Ka’a production was higher than 2014, the continued impact of MFC contributed to a lower crop than average. In 2015 Ka’u production increased 15.5%, IASCO production decreased 3.8%, and Keaau production decreased 5.3% as compared to their respective production levels in 2014.

Of the approximately 19 million pounds of production in 2015, 3.6 million was sold as WIS pounds pursuant to the IASCO agreements and the remaining amount was sold as DIS or as kernel to Royal. In 2014, 3.8 million was sold as WIS pounds pursuant to the IASCO agreements, 9.8 million was sold WIS to Mauna Loa under two agreements and the remaining 4.7 million was retained for sale as kernel to Royal.

Orchards Segment – Costs of Orchard Revenue. Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as the quantity of nuts actually harvested.

The Partnership has seven contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same two locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (i.e., cultivation, irrigation and harvesting), to collect a pro rata share of indirect costs and overhead, and to charge a management fee or fixed fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services were approximately $1.8 million in 2015 and $1.5 million in 2014. Approximately 83 acres are on year-to-year contracts, with contracts for approximately 641 acres expiring June 30, 2016, contracts for approximately 40 acres expiring December 31, 2017, contracts for approximately 283 acres expiring June 30, 2033, and a contract for 20 acres expiring May 13, 2020.

Our unit costs (expressed in dollars per WIS pound) are calculated by dividing all agricultural costs for each orchard (including lease rent, property tax, tree insurance and depreciation) by the number of WIS pounds of macadamia nuts produced by that orchard. For further information on nut purchase contracts, see Item 1 - Business of the Partnership – Significant Customers – Nut Sales. Our unit costs per pound are summarized below:

Orchard	2015	2014	Change	% Change
Keaau	$0.767	$0.659	$0.108	16%
Ka’u (without IASCO)	0.659	0.724	(0.065)	-9%
IASCO	0.675	0.581	0.094	16%
Actual average cost per WIS pound, all orchards	$0.698	$0.670	$0.028	4%

Note: The table above does not include cost per WIS pound for the Mauna Kea orchard for 2014. On June 30, 2014, we terminated our lease of the Mauna Kea orchard. The costs incurred in the first half of 2014 and the small amount of pounds harvested is not an accurate indication of cost per pound.

The volume of nuts produced is a significant factor in the cost per WIS pound. Total actual average cost per WIS pound, all orchards, increased from $0.6703 in 2014 to $0.698 in 2015, an increase of $0.028 or 4%.

The change in cost per WIS pound of the individual orchards was more significant. At the Keaau orchard, the cost per WIS pound increased by $0.11 from $0.6586 in 2014 to $0.767 in 2015 or 16%. The costs in Keaau were not entirely comparable, because in prior years WIS from Keaau was sold to Mauna Loa, which is located next to the Keaau orchards, and Mauna Loa husked the WIS. In 2015, approximately $500,000 of additional husking costs and additional transportation costs to our Ka’u husking facility were included in the Keaau orchard farming costs. In addition, lower production of 354,000 pounds at the Keaau orchard in 2015 spread the costs over fewer nuts. In 2014, almost all of the WIS nuts from Keaau were sold to and husked by Mauna Loa.

At the Ka’u orchard (without IASCO), the cost per WIS pound decreased $0.065 from $0.7242 in 2014 to $0.659 in 2015 or 9%. This was due to an increase in annual production at the Ka’u orchard (without IASCO) of 1.2 million pounds of WIS in 2015.

At the IASCO orchards, the cost per WIS pound increased $0.094 from $0.5814 in 2014 to $0.675 in 2015 or 16%. This was due to a decrease in annual production at the IASCO orchards of 142,400 pounds of WIS in 2015 and an increase to farming costs associated with the IASCO orchards of $142,000 in 2015.

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk nuts and three product lines of better for you macadamia nut snacks sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for the years ended December 31, 2015 and 2014 are set forth in the following table.

	For the Years Ended
	(in thousands, except percentages)
	2015			2014			Change	% Change

Total gross revenues	$13,717			$6,953			$6,764	97%
Deductions to gross revenues	1,632			1,514			118	8%
Net revenues	12,085	100%		5,439	100%		6,646	122%
Total cost of revenues	10,221	85%	(1)	5,622	103%	(1)	4,599	82%
Total gross profit (loss)	1,864	15%	(1)	(183)	(3%)	(1)	2,047	1182%
General and administrative expenses	1,028	9%	(1)	891	24%	(1)	(256)	(20%)
Selling expenses	2,374	20%	(1)	1,444	19%	(1)	1,323	126%
Operating (loss) income	$(1,538)	(13%)	(1)	$(2,518)	(46%)	(1)	$980	39%

(1) As a percentage of net revenues.

Gross segment revenue for the year ended December 31, 2015, increased by $6.8 million or 97% to $13.7 million compared to $7.0 million for the same period in 2014. The higher gross revenue resulted from a 129% increase (from $3.4 to $7.8 million) in bulk nut sales, combined with a 64% increases in gross sales of our branded products. Bulk kernel sales were stronger than anticipated for 2015 due to limited market supply of kernel in the U.S. mainland, which created a stronger demand for bulk kernel. This strong demand caused bulk kernel wholesale prices to range from $7.50 to $8.25 per pound during the year. We capitalized on these higher bulk prices while continuing to develop new branded products.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. We offer a variety of sales and promotion incentives to our customers, such as price discounts, advertising allowances, in-store displays and consumer coupons. The 2015 deductions were $118 thousand higher than 2014 and represented 12% and 22% of gross segment revenue for 2015 and 2014, respectively. The decrease in deductions as a percent of revenue was mainly attributable to increased distribution to customers that do not charge slotting.

Cost of revenues (excluding inter-segment eliminations) for the year ended December 31, 2015, increased by $4.6 million (82%) compared to 2014 due to the increased sales volume discussed above.

Operating loss for the branded products segment for 2015 decreased $1.0 million over 2014 mainly due to higher gross profit from increased bulk sales and branded product sales.

General and Administrative Expenses

General and administrative expenses (“G&A”) on a consolidated basis are comprised of pro rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance.

G&A was $3.0 million in 2015 as compared to $2.2 million in 2014. The increase in G&A was primarily attributable to higher legal fees, employee severance, placement and relocation costs and fees for other professional services.

Selling Expenses

Selling expenses on a consolidated basis were $2.4 million in 2015 as compared to $1.4 million in 2014. Selling expenses in 2015, including freight and warehousing expenses and commissions paid to brokers, increased as a result of the increase in the quantity of branded products we sold in 2015. Freight costs and warehousing costs increased $202,000 (62.5%) and $172,000 (75%), respectively, and broker commissions increased $155,000 (101%) compared to 2014. Increased advertising costs and product development costs also contributed to the increase in selling expenses.

Interest Income and Expense

Interest expense was $786,000 in 2015 and $497,000 in 2014. Interest expense results from (i) the long-term loan used for the asset purchase of the macadamia nut farming operations of IASCO, (ii) the revolving line of credit, (iii) the long-term loan used for the purchase of the drying plant, and (iv) the long- and short-term debt for the Becker Property Acquisition. The increase in 2015 was attributable to the additional debt incurred in 2015 for the Becker Property Acquisition and Phases 1 and 2 of our drying plant.

We fund our working capital needs through operating cash flows and, when needed, from short-term borrowings. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to unitholders in the current year, if any, as well as the current level of interest rates. Interest of $2,000 and $1,000 was earned in 2015 and 2014, respectively.

Net Loss on Sale of Property and Equipment

Losses on the disposition of property and equipment were $1,000 and $1.9 million in 2015 and 2014, respectively. The 2014 amount includes a loss of $1.8 million resulting from the sale of the Mauna Kea orchard following the termination of the orchard lease.

Other Income (Expense)

Other expense of $189,000 in 2015 was attributable to $281,000 of costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit PCA, and $88,000 from net insurance proceeds from a prior year crop insurance claim. Other expense recorded in 2014 was attributable to costs incurred for the repair of damages sustained by tropical storm Iselle in the amount of $147,000, offset by a patronage dividend of $80,000 from AgCredit PCA and $51,000 in proceeds from a class action settlement of a Potash antitrust litigation.

Net Loss

In 2015, we recorded a consolidated net loss of $2.2 million, compared to a net loss of $6.2 million in 2014. The reduction in net loss was primarily attributable to increased operating income in both our orchards segment and branded products segment during 2015 as compared to 2014, which decreased our operating loss by $2.7 million. In addition, our loss in 2014 included a $1.8 million loss on sale of trees and other improvements following the termination of our Mauna Kea orchard lease.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition, consumer acceptance and global supply. Farming costs, particularly labor and materials, and G&A generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues) beginning in 1998. The gross income tax expense was $114,000 in 2015. The gross income tax benefit was $16,000 in 2014.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset on Royal’s NOLs at December 31, 2015, was $3.0 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of these NOLs.

Liquidity and Capital Resources

Our businesses are seasonal. Production normally peaks in the fall and winter; however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season as we are increasing our inventory of nuts to support the growth of our branded products.

We have met our working capital needs with cash on hand and through short-term borrowings under a revolving credit facility.

(in thousands)	December 31, 2015	December 31, 2014
Cash and cash equivalents	$404	$786
Accounts receivable	2,306	1,821
Inventories	10,569	4,713
Accounts payable	1,554	1,015
Accrued payroll and benefits	823	1,001
Net working capital (1)	8,644	4,627

(1) Working capital consists of total current assets less total current liabilities.

At December 31, 2015, our working capital was $8.6 million and our current ratio (current assets/current liabilities) was 2.73-to-1, compared to working capital of $4.6 million and a current ratio of 2.43-to-1 at December 31, 2014. The working capital increase of $4 million was driven by the increase in long-term debt. In 2015, we borrowed the full cost of the drying plants, including Phase 1, which was constructed in 2014, so the financing returned approximately $3.1 million to working capital. Inventory increased $5.9 million, primarily funded by an increase in the line of credit of $5 million, which is long-term debt due in 2017.

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

Debt

Credit Agreement with AgCredit PCA. Pursuant to the Fourth Amended and Restated Credit Agreement, dated July 15, 2010 (as amended, the “Prior PCA Credit Agreement”), by and between the Partnership and the Partnership’s wholly owned subsidiary Royal, as the borrowers, and AgCredit PCA, as lender, the Partnership had a revolving credit facility for $5 million (the “Revolving Credit Facility”) and an existing term loan of $10.5 million dollars (the “2010 Term Loan”). The Prior PCA Credit Agreement was amended on various dates in 2011 through February 27, 2015, to extend the maturity date of the Revolving Credit Facility.

On March 27, 2015, the Partnership and each of its wholly owned subsidiaries RHR, Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment and the Fourth PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

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

In connection with the Becker Property Acquisition, the Partnership and its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). On June 29, 2015, the Partnership and its subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended June 30, 2015. On September 22, 2015, the Borrowers and its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended September 30, 2015.

Subsequent to year end, on March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan from March 15, 2016 to January 15, 2017; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016 from (A) LIBOR plus 2.75% or the Base Rate plus 0.75% to (B) LIBOR plus 3.00% or the Base Rate plus 1.00%; and (iii) reduce the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement) (A) for the quarter ending March 31, 2016 from $3,500,000 to $1,000,000, (B) for the quarter ending June 30, 2016 from $4,000,000 to $1,250,000, (C) for the quarter ending September 30, 2016 from $5,000,000 to $2,000,000, and (D) for the quarter ending December 31, 2016 from $5,000,000 to $4,000,000. In addition, a one-time waiver was granted in connection with an Event of Default (as defined in the Amended PCA Credit Agreement) relating to the Consolidated EBITDA covenant of the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2015.

As of December 31, 2015, the Partnership was not in compliance with the terms and conditions of the Amended PCA Credit Agreement, which non-compliance was waived by AgCredit PCA in the Fourth PCA Credit Agreement Amendment.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2015, was 4.25% per annum.

As of December 31, 2015, the outstanding balance on the Revolving Credit Facility was $5.0 million, compared with no balance outstanding as of December 31, 2014.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of December 31, 2015, and December 31, 2014, the outstanding balance on the 2010 Term Loan was $4.725 million and $5.775 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.594 million.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. The Fourth PCA Credit Agreement Amendment extended the fixed maturity date trigger of the 2015 Bridge Loan from March 15, 2016 to January 15, 2017. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Fourth PCA Credit Agreement Amendment increases the interest rate on the 2015 Bridge Loan as of September 1, 2016 to the base rate plus 1.00%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with AgCredit FLCA, providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.133 million.

Subsequent to year end, on March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FCLA Credit Agreement Amendment”) with AgCredit FLCA. As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the Event of Default in the Amended PCA Credit Agreement described above.

As of the indicated dates, we had the following short and long-term debt outstanding (in thousands):

	December 31,	December 31,
	2015	2014
Short-Term Debt
Current portion of long-term debt	$2,202	$1,050
Total	$2,202	$1,050
Long-Term Debt
Revolving Credit Facility (due 2017)	$5,000	$-
2015 Bridge Loan (due 2017) (1)	2,835	-
2010 Term Loan (due 2020)	4,725	5,775
2015 6-Year Term Loan (due 2021)	4,594	-
2015 20-Year Term Loan (due 2045)	5,133	-
Other	20	-
Total principal amount of long-term debt	22,307	5,775
Less: current portion of long-term debt	2,202	1,050
Total long-term debt outstanding	$20,105	$4,725

(1)   Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan above.

The following table summarizes the principal maturities of our debt (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Remaining
Debt	$22,307	$2,202	$10,029	$2,188	$2,188	$1,664	$4,036

The Amended PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants. The financial covenants under the Amended PCA Credit Agreement include a requirement that we achieve minimum Consolidated EBITDA for the four-quarter period ending on the last day of each fiscal quarter as follows:

Fiscal Quarter Ended/Ending	Minimum Consolidated EBITDA (1)
December 31, 2015	$3,000,000
March 31, 2016	$1,000,000
June 30, 2016	$1,250,000
September 30, 2016	$2,000,000
December 31, 2016	$4,000,000
March 31, 2017 and each fiscal quarter thereafter	$5,000,000

(1)

Consolidated EBITDA is a non-GAAP financial measure based on the definition of Consolidated EBITDA in the Amended PCA Credit Agreement, which is defined as the sum (without duplication) of (a) consolidated net income determined in accordance with GAAP; plus (b) the sum of (i) federal, state, local and foreign income taxes, (ii) interest expense (including the interest portion of any capitalized lease obligations), (iii) depletion, depreciation, and amortization, and (iv) extraordinary losses; minus (c) the sum of (i) gains on asset sales and (ii) extraordinary gains. The Consolidated EBITDA minimums were reduced by the Fourth PCA Credit Agreement Amendment after year end. The table above reflects that amendment.

Management believes that the Consolidated EBITDA covenant is a material term of the Amended PCA Credit Agreement and that information about the Consolidated EBITDA covenant is material to an investor’s understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

December 31, 2015
(in thousands)
Consolidated Net Loss	$(2,192)
Total interest expense	786
Income taxes	128
Depreciation and amortization	2,658
Consolidated EBITDA	$1,380

The FLCA Credit Agreement contains covenants customarily found in mortgages regarding operation and maintenance of the properties as well as certain financial covenants, including an EBITDA covenant which does not become effective until the quarter ending December 31, 2016.

Operating Cash Flow. Net cash used in operating activities for the year ended December 31, 2015 was $5.1 million. Net cash provided by operating activities for year ended December 31, 2014 was $178,000, a decrease of $5.3 million. The increase in cash used in operating activities was primarily attributable to a $5.9 million increase in inventory of DIS and kernel as we continue to build inventory for use in branded products which will be sold throughout the year.

Investing Cash Flow. Capital expenditures in 2015 and 2014 were $11.5 million and $3.2, respectively. Orchard expenditures in 2015 include the construction of Phase 2 of the drying plant in Kau ($3.2 million), the Becker Property Acquisition ($8.1 million) and the purchase of various orchard vehicles, equipment and computer equipment ($100,000). Orchard expenditures in 2014 include $3.1 million for our drying plant and Royal’s expenditures of $160,000, consisting of $112,000 for an enterprise resource planning system, $38,000 for print plates and dies, and $10,000 for computers and furniture.

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

Financing Cash Flow. Net cash flow provided by financing activities for 2015 was $16.2 million compared to $2.1 million in 2014. During 2015, proceeds from long-term debt, $13.4 million, were related to the Becker Property Acquisition ($8.1 million) and the new 2015 term loan ($5.3 million). $349,000 of loan fees were paid in 2015 in connection with these new term loans. During 2015, $6.8 million was drawn from the Revolving Credit Facility for use in operations, while $1.8 million was repaid.

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

As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so. No distributions were paid in 2015 or 2014 and the Partnership does not expect to make distributions in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates those estimates, including those related to asset impairment, accruals for self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, allowances for sales returns, inventory valuation allowances, realization of tax assets, contingencies and litigation. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the consolidated financial statements:

Employee Benefits. We sponsor a non-contributory defined benefit pension plan for regular bargaining unit employees and a severance plan for intermittent bargaining unit employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, withdrawal and mortality rates and the rate of increase in compensation levels. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement and severance benefit expense recorded by us in future periods.

Valuation of Long-lived Assets. We review for impairment long-lived assets held and used or held for sale whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value. Changes in projected cash flows generated by an asset based on new events or circumstances may require a change in fair value and a new evaluation of recoverability of the asset.

Inventories. We review the inventory held at year end and values it based on the lower of cost or market. Branded finished goods inventory includes cost of all raw ingredients, packaging, roasting and other ancillary costs.

Revenue Recognition and Accounts Receivable. We recognize revenue under all of our nut purchase contracts and for our branded products using the best information available to the Partnership at the time it files its quarterly and annual consolidated financial statements. Allowances for sales returns and doubtful accounts are based on historical and currently available information. Revenues from branded products are recorded net of customer incentives. We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction of revenue.

Income Taxes. We review our deferred tax asset recorded for Royal. Due to the uncertainty regarding future realization of the deferred tax asset, we recorded a valuation allowance equal to 100% of the deferred tax asset.

Allocation of General and Administrative Expenses to Subsidiary. We estimate an allocation of costs to Royal for management and administrative services provided by the Partnership and its subsidiaries to Royal based on time spent on Royal by the respective employees. The Partnership also allocates certain of its shared general and administrative expenses to Royal. The cost allocations are reviewed throughout the year for reasonableness. These allocations are eliminated in the consolidated financial statements.

New Accounting Standards

See Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of new accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks resulting from changes in the market price of macadamia kernel. Pursuant to the terms of one license agreement and two lease agreements, production from the IASCO orchards (which represented approximately 19% of our 2015 production) must be sold to Mauna Loa at a price based on two components: (1) Mauna Loa’s wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii; and (2) the USDA NASS reported price of WIS Hawaii macadamia nuts for the period of delivery. When the USDA price for a crop year is released, Mauna Loa adjusts the price for that crop year retrospectively. A $0.25 increase or decrease in the USDA nut price would affect the price received by us for production from the IASCO orchards by $0.11 per WIS pound. Based on 2015 production of 3,645,600 pounds from the IASCO orchards, an increase in the USDA nut price of $0.25 per pound would have increased our revenues for the year ended December 31, 2015, by $401,016, and a decrease in the USDA nut price of $0.25 per pound would have decreased our revenues for the year ended December 31, 2015, by $401,016.

We are exposed to market risks resulting from changes in interest rates. The interest rate on our Revolving Credit Facility is based on a base rate as defined in the Amended PCA Credit Agreement and is determined by the higher of the Federal Funds Rate or the prime rate in effect on the day of the borrowing. The rate currently in effect is 4.25% per annum. A 1% increase or decrease per $1 million of borrowing will result in an interest expense fluctuation of approximately $10,000 per annum.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Royal Hawaiian Orchards, L.P.

Hilo, Hawaii

We have audited the accompanying consolidated balance sheets of Royal Hawaiian Orchards, L.P. and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Hawaiian Orchards, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 30, 2016

Boulder, Colorado

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	Years Ended December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$404	$786
Accounts receivable, net	2,306	1,821
Inventories, net	10,569	4,713
Other current assets	371	537
Total current assets	13,650	7,857
Land, orchards and equipment, net	51,253	42,318
Other non-current assets	650	412
Total assets	$65,553	$50,587

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$2,202	$1,050
Accounts payable	1,554	1,015
Accrued payroll and benefits	823	1,001
Other current liabilities	427	164
Total current liabilities	5,006	3,230
Non-current benefits	703	580
Long-term debt	20,105	4,725
Deferred income tax liability	1,018	1,004
Total liabilities	26,832	9,539

Commitments and contingencies

Partners’ capital
Class A limited partners, no par or assigned value, 11,100 units issued authorized, and outstanding at December 31, 2015 and December 31, 2014	39,042	41,234
Accumulated other comprehensive loss	(321)	(186)
Total partners’ capital	38,721	41,048
Total liabilities and partners’ capital	$65,553	$50,587

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per unit data)

	Years Ended December 31,
	2015	2014
Revenues
Orchards revenue	$6,425	$10,579
Branded product sales, net	12,085	5,439
Total revenues	18,510	16,018
Cost of revenues
Cost of orchards revenue	5,063	10,922
Cost of branded product sales	9,175	5,247
Total cost of revenues	14,238	16,169
Gross profit (loss)	4,272	(151)
General and administrative expenses	2,956	2,241
Selling expenses	2,405	1,444
Operating loss	(1,089)	(3,836)
Net loss on sale of property and equipment	(1)	(1,861)
Other expense	(188)	(15)
Interest expense	(786)	(497)
Loss before tax	(2,064)	(6,209)
Income tax (expense) benefit	(128)	16
Net loss	$(2,192)	$(6,193)

Other comprehensive income, net of tax
Amortization of prior service cost	$7	$7
Amortization of actuarial loss	(142)	(230)
Defined benefit pension plan	(135)	(223)
Other comprehensive loss, net of tax	$(135)	$(223)
Comprehensive loss	(2,327)	(6,416)

Net loss per Class A Unit	$(0.21)	$(0.56)

Cash distributions per Class A Unit	$-	$-

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	Years Ended December 31,
	2015	2014
Partners’ capital at beginning of year:
Class A limited partners	$41,234	$38,547
Accumulated other comprehensive loss	-	-
Pension and severance obligations	(186)	37
	41,048	38,584

Allocation of net loss:
Class A limited partners	(2,192)	(6,193)
	(2,192)	(6,193)

Units issued for cash:
Class A limited partner units (3,600 units), net of fees of $300	-	8,880
	-	-

Cash distributions paid and/or declared:
Class A limited partners	-	-
	-	-

Accumulated other comprehensive loss
Change in pension and severance obligations	(135)	(223)
	(135)	(223)

Partners’ capital at end of year:
Class A limited partners	39,042	41,234
Accumulated other comprehensive loss	(321)	(186)
	$38,721	$41,048

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Cash received for goods and services	$18,287	$18,155
Cash paid to suppliers and employees	(22,581)	(17,480)
Income tax paid	(2)	(1)
Interest received	-	1
Interest paid	(786)	(497)
Net cash (used in) provided by operating activities	(5,082)	178

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	1,504
Capital expenditures	(11,483)	(3,221)
Net cash used in investing activities	(11,483)	(1,717)

Cash flows from financing activities:
Proceeds from drawings on line of credit	6,810	2,600
Repayment of line of credit	(1,810)	(8500)
Proceeds from long-term debt	13,378	-
Repayment of long-term debt	(1,846)	(1050)
Proceeds from rights offering	-	9,180
Loan fees paid	(349)	-
Rights offering fees paid	-	(110)
Net cash provided by financing activities	16,183	2,120

Net (decrease) increase in cash	(382)	581
Cash and cash equivalents at beginning of year	786	205
Cash and cash equivalents at end of year	$404	$786

Reconciliation of net loss to net cash (used in) provided by operating activities:
Net loss	$(2,192)	$(6,193)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,658	2,471
Net loss on sale of property and equipment	1	1,861
Pension expense	(135)	100
Deferred income tax expense (benefit)	14	(16)
(Increase) decrease in accounts receivable	(485)	2,006
Increase in inventories	(5,856)	(55)
Decrease (increase) in other current assets	166	(38)
Increase in accounts payable	539	379
Decrease in accrued payroll and benefits	(178)	(277)
Increase (decrease) in other current liabilities	263	(9)
Increase (decrease) in non-current benefits payable	123	(51)
Total adjustments	(2,890)	6,371
Net cash (used in) provided by operating activities	$(5,082)	$178

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Notes to Consolidated Financial Statements

(1)	OPERATIONS AND OWNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”), which is a wholly-owned subsidiary of the Partnership. The Partnership owns or leases 5,379 tree acres of macadamia orchards on the island of Hawaii, including 641 tree acres that we own and lease to another party. The Partnership sells harvested nuts to a customer in Hawaii and also retains nuts to be processed into finished products or sold in bulk kernel form. The Partnership also farms approximately 433 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

The Partnership has developed several retail product lines of better for you macadamia snacks being sold under the brand name “ROYAL HAWAIIAN ORCHARDS®” and reported under Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly owned subsidiary of the Partnership. Royal has contracted with third-party co-packers in California to manufacture its branded products.

Royal Hawaiian Services, LLC (“RHS”), a wholly owned subsidiary of the Partnership, commenced operations in 2013 and provides administrative and farming services for the Partnership.

Limited partner interests are represented by Units, which are evidenced by depositary units that trade publicly on the OTCQX platform.

Liquidity.

Management believes that the Partnership has sufficient working capital to meet current obligations and debt service requirements for at least the next fiscal year. As of December 31, 2015, the Partnership had approximately $400 thousand of cash and $8.6 million of working capital. The Partnership’s has historically funded its operations through operations, debt and issuance of equity. There can be no assurance that the Partnership will be successful in generating cash from operations or obtaining debt or equity on terms that are acceptable to the Partnership.

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

Inventory. Inventories are recorded at the lower of cost (determined under the first-in first-out and standard cost methods) or market. Write-downs are provided for finished goods expected to become nonsaleable due to age, and provisions are specifically made for slow moving or obsolete raw ingredients and packaging material. The Company also adjusts the carrying value of its inventories when it believes that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices, including cost of selling. These charges are recorded as a component of cost of sales. Once inventory is written down, a new, lower cost basis for inventory is established.

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

The Partnership reviews long-lived assets held and used or held for sale for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required. If an impairment charge is required, the Partnership would write the assets down to fair value. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value as determined by quoted market price or a present value technique. Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset. There were no indicators of impairment as of December 31, 2015 and 2014, respectively.

Other Assets. Other assets consist primarily of nut purchase agreements and deferred financing costs which are amortized over the life of the respective agreement using the straight-line method and effective interest method, respectively.

General Excise and Sales Taxes. The Partnership records Hawaii general excise and California sales taxes when goods and services are sold as components of revenues and expenses. For the years ended December 31, 2015 and 2014, Hawaii general excise taxes charged or passed on to customers and reflected in revenues and expenses amounted to $65,000 and $30,000 respectively. There were no California sales taxes charged or collected in 2014, as food products are not subject to sales tax in California. On September 1, 2013, the Partnership was allowed entry into the Hawaii Enterprise Zones Program. Participating in this program provides the Partnership with an exemption from paying the wholesale Hawaii general excise tax, along with other benefits. To remain in the program, the Partnership must increase annual revenue growth by 2% or headcount by 10% after the first year and 15% in each of years four, five, six and seven.

Income Taxes of Partnership. Except as described below, the income of the Partnership is not taxed directly; rather, the Partnership’s tax attributes are included in the individual tax returns of its partners.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. The provision for income taxes equates to a 3.5% federally prescribed rate applied to gross income (net revenues less cost of revenues as calculated on a tax basis) for the years ended December 31, 2015 and 2014.

Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax reporting basis of assets and liabilities.

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2015, management believes there were no uncertain income tax positions.

Income Taxes of Royal. Royal derives its revenues from the sale of branded macadamia nut products, which are reported under the corporation. Royal is subject to taxation as a C Corporation at the 34% federal tax rate and a blended state tax rate of approximately 6.9% on Royal’s taxable income (loss). As a result of the losses incurred by Royal since inception, the Partnership has recorded a deferred tax asset of $3.0 million and $2.4 million as of December 31, 2015 and 2014, respectively. The Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset in both years due to the uncertainty regarding future realization. The difference between Royal’s effective tax rate of 0% and the federal statutory rate of 34% is mainly attributable to the change in the valuation allowance during the year.

Management evaluates uncertain income tax positions for Royal utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2015, management believes there were no uncertain income tax positions.

Revenue. Macadamia nut sales are recognized when nuts are delivered to the buyer. Contract farming revenue and administrative services revenues are recognized in the period that such services are completed. The Partnership is paid for its services on a “time and materials” basis plus a percentage fee or fixed fee based upon each farming contract’s terms. Contract farming includes the regular maintenance of the owners’ orchards as well as harvesting of their nuts. The Partnership provides these services throughout the year. Revenue for the sale of branded products and bulk kernel is recognized when the products are delivered and ownership and risk of loss have been transferred to the customer and there is a reasonable assurance of collection of the sales proceeds. The Partnership recognizes sales net of estimated trade allowances, slotting fees, sales incentives, returns, advertising, reclamation and coupons. Amounts related to shipping and handling that are billed to customers are considered part of the sales price and are reflected in net sales, and the actual shipping and handling costs are reflected in general and administrative expenses.

Lease revenue is recognized on a straight-line basis over the life of the lease.

Advertising. Advertising costs are expensed as they are incurred. Advertising expenses for the years ended December 31, 2015 and 2014 were $139,000 and $106,000, respectively.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income represents the change in partners’ capital from transactions and other events and circumstances arising from non-unitholder sources. Accumulated other comprehensive (loss) consists of deferred pension and intermittent severance gains or losses. At December 31, 2015, our consolidated balance sheet reflected accumulated other comprehensive loss in the amount of $321,000. At December 31, 2014, our consolidated balance sheet reflected accumulated other comprehensive loss in the amount of $186,000.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern.” This guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

(3)	SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are distinct business enterprises that have different products and services, customers and regulatory environments. Both segments are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of wet-in-shell (“WIS”) macadamia nuts, sale of dry-in-shell (“DIS”) macadamia nuts, sale of macadamia nut kernel to Royal, revenues from contract farming, and orchard lease income. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel by Royal.

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the years ended December 31, 2015 and 2014. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Year Ended December 31, 2015
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$6,425	$12,085	(2)	$-	$18,510
Intersegment revenue	13,952	-		(13,952)	-
Total revenue	$20,377	$12,085		$(13,952)	$18,510

Operating income (loss)	$1,022	$(1,538)		$(573)	$(1,089)

Depreciation and amortization	$2,576	$82		$-	$2,658

Capital expenditures	$11,582	$42		$-	$11,624

Segment assets	$78,271	$13,679		$(26,397)	$65,553

	Year Ended December 31, 2014
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$10,579	$5,439	(2)	$-	$16,018
Intersegment revenue	3,233	-		(3,233)	-
Total revenue	$13,812	$5,439		$(3,233)	$16,018

Operating (loss) income	$(1,825)	$(2,518)		$507	$(3,836)

Depreciation and amortization	$2,432	$39		$-	$2,471

Capital expenditures	$3,061	$160		$-	$3,221

Segment assets	$61,294	$8,030		$(18,737)	$50,587

(1)     All revenues are from sources within the United States of America, Canada and Asia.

(2)     Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

Revenues – Orchards Segment

Revenues from the orchards segment are subject to long-term nut purchase contracts and tend to vary from year to year due to changes in the calculated nut price per pound and pounds produced. Revenue generated from farming orchards owned by other growers is subject to farming contracts that generally provide for a mark-up in excess of cost or is based on a fixed fee per acre and tends to vary less than does revenue generated from the sale of nuts.

Nut Purchase Contracts. The Partnership had two lease agreements and one license agreement with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) in 2015 which require that all macadamia nuts produced from the acquired orchards be sold to and be purchased by Mauna Loa (representing approximately 19% of the Partnership’s production in 2015). The agreements expire in 2029, 2078 and 2080. Under these agreements, the Partnership is paid based on WIS pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the U.S. Department of Agriculture (“USDA”) report. Under the two lease agreements, the price per pound is determined based on two elements: (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products, which wholesale price is adjusted to convert kernel price to a WIS basis; and (2) 40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the USDA for the most current crop year listed. When the USDA price for the crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively. The price per pound under the license agreement is determined in a similar manner as in the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. The final nut price published by the USDA for the crop years ended June 30, 2015 and 2014 was $0.87 per WIS pound. The average nut price received by the Partnership for nuts produced from the IASCO orchards in the crop years ended June 30, 2015 and 2014 were $0.85 and $0.82 per pound, respectively.

In addition, the Partnership had a nut purchase contract with Mauna Loa, entered into on January 31, 2011, which expired on December 31, 2014, pursuant to which the Partnership sold approximately one-third of its non-IASCO production at $0.77 per adjusted WIS pound. The Partnership entered into a Macadamia Nut Purchase Agreement (the “2014 Short-Term Agreement”) with Mauna Loa, effective July 1, 2014, through October 31, 2014, to sell a minimum of 4 million pounds of WIS nuts adjusted to 20% moisture and 30% kernel recovery of $1.00 per pound.

Revenues — Branded Product Segment

Royal began generating revenues from the branded product segment in the fourth quarter of 2012. In 2015, Royal’s sale of its savory macadamia nuts, nut and dried fruit clusters and bulk kernel resulted in $12.1 million of net revenues as compared to $5.4 million in 2014. Its cost of sales was $9.2 million in 2015 compared with $5.2 million in 2014. The branded products segment incurred an operating loss of $1.5 million and $2.5 million in 2015 and 2014, respectively.

(4)	RELATED-PARTY TRANSACTIONS

Partnership Employment Contracts. The Partnership has an employment agreement with one executive. The employment agreement provides for severance should the executive be terminated involuntarily under circumstances described in the agreements. The total severance which would be payable under this agreement to Scott C. Wallace, President and CEO, is the equivalent of six months of base pay or $125,000.

Separation Agreement with Senior Vice President Operations. Effective on January 30, 2015, the Managing Partner entered into a new employment agreement with Randolph Cabral, the Senior Vice President of the General Partner, superseding his prior agreement dated October 27, 2009. Pursuant to the new agreement, Mr. Cabral would remain with the General Partner in his current capacity until September 30, 2015. The new agreement did not change Mr. Cabral’s compensation or other benefits. Consistent with the terms of his prior agreement, following termination on September 30, 2015, Mr. Cabral will receive installment payments equal to 18 months of base pay ($222,300). These payments have been made and will continue to be made through April 2016.

(5)	INVENTORIES

Inventories consisted of the following at December 31, 2015 and 2014 (in thousands):

	2015			2014
	Orchard	Branded Product	Total	Orchard	Branded Product	Total
Nut-in-shell	$139	$-	$139	$463	$-	$463
Dry-in-shell	3,685	-	3,685	2,251	-	2,251
Macadamia nut kernel	-	5,360	5,360	-	755	755
Finished goods	-	771	771	-	740	740
Farming supplies	287	-	287	252	-	252
Packaging, supplies and ingredients	-	394	394	-	327	327
Allowance for shrink and obsolescence	-	(67)	(67)	-	(75)	(75)

	$4,111	$6,458	$10,569	$2,966	$1,747	$4,713

(6)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014
Land	$10,745	$8,884
Improvements	2,016	2,016
Machinery and equipment	8,663	8,489
Irrigation well and equipment	2,592	2,592
Producing orchards	76,073	69,749
Construction work-in-progress	3,326	241
Land, orchards and equipment (gross)	103,415	91,971
Less accumulated depreciation and amortization	52,162	49,653
Land, orchards and equipment (net)	$51,253	$42,318

Depreciation expense amounted to $2.6 million and $2.4 million in 2015 and 2014, respectively. The Partnership’s interests in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors. Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements. If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then-current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration. The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(7)	SHORT-TERM AND LONG-TERM DEBT and lease obligations

Short-Term Debt – Revolving Credit Facility

As of the indicated dates, the Partnership had the following short and long-term debt outstanding (in thousands):

	December 31,	December 31,
	2015	2014
Short-Term Debt
Current portion of long-term debt	$2,202	$1,050
Total short-term debt outstanding	$2,202	$1,050
Long-Term Debt
Revolving Credit Facility (due 2017)	$5,000	$-
2015 Bridge Loan (due 2017) (1)	2,835	-
2010 Term Loan (due 2020)	4,725	5,775
2015 6-Year Term Loan (due 2021)	4,594	-
2015 20-Year Term Loan (due 2045)	5,133	-
Other	20	-
Total principal amount of long-term debt	22,307	5,775
Less: current portion of long-term debt	2,202	1,050
Total long-term debt outstanding	$20,105	$4,725

(1)	Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Remaining
Debt	$22,307	$2,202	$10,029	$2,188	$2,188	$1,664	$4,036

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

On March 27, 2015, the Partnership and each of its wholly owned subsidiaries RHR, Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment and the Fourth PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

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

In connection with the Becker Property Acquisition, the Partnership and its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). On June 29, 2015, the Partnership and its subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended June 30, 2015. On September 22, 2015, the Borrowers and its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended September 30, 2015.

As of December 31, 2015, the Partnership was not in compliance with the financial covenants in the Amended PCA Credit Agreement, which non-compliance was waived by AgCredit PCA pursuant to the terms of the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) among the Borrowers and AgCredit PCA executed on March 11, 2016. See Note 15 – Subsequent Events for a more detailed description of the Fourth PCA Credit Agreement Amendment.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2015, was 4.25% per annum.

As of December 31, 2015, the outstanding balance on the Revolving Credit Facility was $5.0 million, compared with no balance outstanding as of December 31, 2014.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of December 31, 2015, and December 31, 2014, the outstanding balance on the 2010 Term Loan was $4.725 million and $5.775 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.594 million.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. Subsequent to year end, the fixed maturity date trigger for the 2015 Bridge Loan was extended from March 15, 2016, to January 15, 2017. See Note 15 – Subsequent Events. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan will increase to the Base Rate plus 1.00%. See Note 15 – Subsequent Events. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.133 million.

See Note 15 – Subsequent Events for a discussion of an amendment to the FLCA Credit Agreement entered into between the Partnership and AgCredit FLCA on March 11, 2016, in connection with a cross-default covenant in the FLCA Credit Agreement related to the default of the financial covenants in the Amended PCA Credit Agreement described above.

Long-Term Debt – Fair Value

The estimated fair values of the Partnership’s financial instruments have been determined through a discounted cash flow model using an estimated market rate of 4.00% in 2015 and 4.25% in 2014 with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows at December 31, 2015 and 2014 (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$17,307	$18,023	$5,775	$6,110
Revolving credit facility	$5,000	$5,000	$-	$-
	$22,307	$23,023	$5,775	$6,110

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

At December 31, 2015, the Partnership’s working capital was $8.6 million and its current ratio was 2.73-to-1 as compared to the Partnership’s working capital of $4.6 million and its current ratio of 2.43-to-1 at December 31, 2014.

As of December 31, 2015 and December 31, 2014, the Partnership was not in compliance with the terms and conditions of the Amended PCA Credit Agreement and the Prior PCA Credit Agreement, respectively. In each case the non-compliance was waived by AgCredit PCA.

Land Lease Obligations

The Partnership leases the land underlying 1,601 acres of its orchards under long-term operating leases and one month-to-month lease, all of which expire through various dates between 2019 and 2045. Operating leases provide for changes in minimum rent based on fair value at certain points in time. Some of the land leases provide for additional lease payments based on USDA-reported macadamia nut price levels. The USDA-reported nut price for the crop year ended June 30, 2015 is $0.87 per WIS pound. Additional payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $54,000 in 2015 and $103,000 in 2014. The 2014 payment included additional lease accrual for crop year 2014 and crop year 2013 in the amount of $54,000 and $49,000, respectively. The USDA had not published the final crop year 2013 nut price as of December 31, 2013; therefore, the Partnership did not issue the additional lease payment in 2013. The Partnership issued the payment in 2014 based on the $0.80 per pound price for crop year 2013 as provided by the USDA in 2014. Total lease rent recorded for all land operating leases was $155,000 in 2015 and $197,000 in 2014. One lease, which terminates in 2034, allows the lessor to purchase the trees from the Partnership in 2019, and if exercised, the lease would terminate.

Operating leases for the Partnership as of December 31, 2015 are detailed in the following table (in thousands):

	Total	2016	2017	2018	2019	2020	Remaining
Operating leases (1)	792	251	219	141	128	53	-
Total	$792	$251	$219	$141	$128	$53	$0

(1) Lease rents for four leases expiring in 2028 or later will be renegotiated from 2018 through 2021 per current lease agreements.

(8)	INCOME TAXES

The components of the Partnership’s gross income tax expense (benefit) for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Currently payable	$114	$-
Deferred	14	(16)
Gross income tax expense (benefit)	$128	$(16)

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income (revenues less cost of revenues) for the years ended December 31, 2015 and 2014.

The components of the net deferred income tax liability reported on the consolidated balance sheets as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Intangible assets	$111	$115
Inventory	31	31
Other	-	3
Gross deferred tax assets	142	149
Deferred income tax liabilities:
Land, orchards, and equipment	(1,160)	(1,153)
Other	-	-
Gross deferred tax liabilities	(1,160)	(1,153)
Net deferred income tax liabilities	$(1,018)	$(1,004)

Royal is subject to taxation as a C Corporation at the 34% federal tax rate and 6.9% blended state tax rate on the corporation’s taxable income (loss). As a result of the losses incurred by Royal for the years ended December 31, 2015 and 2014, the Partnership recorded a deferred tax asset of $3 million and $2.4 million, respectively, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(9)	PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000. The plan covers employees who are members of a union bargaining unit. The projected benefit obligation includes the obligation for these employees related to their previous employer.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2015 and 2014 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 (in thousands):

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,493	$1,201
Service cost	69	62
Interest cost	62	61
Actuarial loss	18	197
Benefits paid	(31)	(28)
Projected benefit obligation at end of year	$1,611	$1,493

Change in plan assets:
Fair value of plan assets at beginning of year	$1,282	$1,199
Actual return (loss) on plan assets	(27)	74
Employer contribution	-	37
Benefits paid	(31)	(28)
Fair value of plan assets at end of year	$1,224	$1,282

Funded status	$(387)	$(211)

Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (non-current)	$(387)	$(211)

The amounts recognized in accumulated other comprehensive loss at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Net actuarial loss	$241	$127
Prior service cost	-	2
	$241	$129

No estimated net actuarial prior service cost will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ended December 31, 2016.

The components of net periodic pension cost for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Service cost	$69	$62
Interest cost	62	61
Expected return on plan assets	(69)	(66)
Amortization of net actuarial loss and prior service cost	2	7
Net periodic pension cost	$64	$64

The amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Net loss	$154	$189
Amortization of prior service cost	(7)	(7)
Total recognized in accumulated other comprehensive loss)	$147	$182
Total recognized in net periodic pension cost and other
Comprehensive loss	$(211)	$(246)

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2015 and 2014 and the net periodic pension cost for the years then ended are as follows:

	2015	2014
Pension benefit obligation:
Discount rate	4.20%	4.20%
Compensation increase	2.00%	2.00%

Net periodic pension cost:
Discount rate	4.20%	5.20%
Compensation increase	2.00%	2.00%
Expected return on plan assets	5.50%	5.50%

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

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2015, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	$258	$-	$258	$-
U.S. mid-cap value	246	-	246	-
U.S. small-cap value	245	-	245	-
Pooled fixed income	475	-	475	-
Total	$1,224	$-	$1,224	$-

The fair values of the Partnership’s pension plan assets at December 31, 2014, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	$255	$-	$255	$-
U.S. mid-cap value	257	-	257	-
U.S. small-cap value	256	-	256	-
Pooled fixed income	514	-	514	-
Total	$1,282	$-	$1,282	$-

The Partnership is required to make a contribution of $77,400 to the plan in 2016.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2016	51
2017	55
2018	60
2019	65
2020	72
2021-2024	482

(10)	UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

Since the acquisition of the farming operations on May 1, 2000, the Partnership has provided a severance plan that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining unit agreements. The severance plan provides for the payment of eight days of pay for each year worked (upon the completion of three years of continuous service) if the employee becomes physically or mentally incapacitated, permanently laid off by the Partnership for reasons clearly beyond his or her control due to a permanent reduction in workforce, or reaches the age of 60 or older and terminates his or her employment with the Partnership. The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation of previous employers which the Partnership acquired. As of December 31, 2015 and 2014, the projected benefit obligation is $409,337 and $443,079, respectively.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2015 and 2014 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 (in thousands).

The amounts recognized in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Net actuarial loss	$45	$57

There will be $1,312 in net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic cost for the year ending December 31, 2015.

The components of net periodic cost for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Service cost	$19	$17
Interest cost	14	16
Amortization of net loss	1	-
Settlement loss	5	-
Net periodic pension cost	$39	$33

The net actuarial gain recognized in other comprehensive income in the year ended December 31, 2015 is $12,000. The net actuarial loss recognized in other comprehensive income in the year ended December 31, 2014 was $41,000.

	2015	2014
Weighted average assumptions
Discount rate	3.80%	3.60%
Rate of compensation increase	1.65%	1.65%

The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt. This analysis created a yield curve of annualized individual discount rates for a period from one to 30 years. The discount rate used to determine the severance benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the net periodic cost for the fiscal year.

The Partnership expects to make $94,000 in contributions to the plan in 2016.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2016	12
2017	23
2018	29
2019	14
2020-2024	167

(11)	DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its eligible salaried non-bargaining unit employees that provides for employee and employer contributions. Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits. The Partnership is required to make matching contributions to the plan and may make discretionary annual contributions to the plan. The Partnership’s matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees. The Partnership’s discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria and are subject to annual limits. During the years ended December 31, 2015 and 2014, Partnership aggregate matching contributions were $35,000 and $35,000, respectively, and Partnership aggregate discretionary contributions were $114,000 and $108,000, respectively.

(12)	QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes selected unaudited quarterly operating results for the years ended December 31, 2015 and 2014 (in thousands, except per unit data):

	Revenues	Gross Profit (Loss)	Net Income (Loss)	Net Income (Loss) per Class A Unit
2015
1st Quarter	$3,468	$848	$(658)	$(0.06)
2nd Quarter	5,094	1,530	71	0.01
3rd Quarter	4,686	1,401	(216)	(0.02)
4th Quarter	5,262	493	(1,389)	(0.13)

2014
1st Quarter	$3,600	$868	$(253)	$(0.02)
2nd Quarter	2,432	13	(2,979)	(0.27)
3rd Quarter	5,037	(154)	(1,421)	(0.13)
4th Quarter	4,949	(878)	(1,540)	(0.14)

(13)	CONCENTRATION RISKS

Nut Purchase Agreements. In 2015, the Partnership has two lease agreements and one license agreement with Mauna Loa. The two lease agreements have a 99-year term with 64 and 65 years remaining. The license agreement has a term of 50 years with 15 years remaining. The payment terms of the lease and license agreements are 30 days after the end of month delivery. The Partnership relies upon the financial ability of the buyer of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements. If the buyer was unable to pay for the macadamia nuts delivered by the Partnership, or if the buyer is late in payment, it could result in the Partnership’s available cash resources being depleted. If the buyer refuses to purchase the nuts, the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price. It is also possible that the Partnership might not be able to find a buyer for the nuts.

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

Employees. As of December 31, 2015, the Partnership employed 265 people, of which 177 were seasonal employees and four were part-time employees. Of the total, 21 are in farming supervision and management, 224 are in production, maintenance and agricultural operations, 18 are in accounting and administration, and two are in sales.

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

(14)	Litigation loss CONTINGENCIES

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. Pursuant to the lease agreements, the lease terms of the Green Shoe I Lease and Green Shoe II Lease expire in 2019 and 2034, respectively. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. The Partnership believes the claims of the Olson Trust are without merit. The Olson Trust has denied the claims asserted in the Partnership’s cross-claim. On September 17, 2015, the parties signed a Joint Stipulation to Engage in Binding Mediation of Proceedings and to Stay Court Litigation Pending Binding Mediation (the “Joint Stipulation”) to stay the court proceedings pending the issuance of a written report by a panel of three farming experts determining whether the Partnership has been practicing “good husbandry” or “strip or waste” at each orchard. The panel’s report is to include recommendations of any practices or operational changes that should be implemented to bring the leases into compliance with “good husbandry” and to prevent “strip or waste.” The parties have agreed to timely perform all recommendations in the panel’s report. The parties have further agreed that the report shall be enforceable in the state courts of Hawaii to the same extent as an arbitration award. The parties recently completed their selection of the panel of experts. The panel has nine (9) months to complete its report.

No amounts have been accrued in the accompanying financial statements due to the early stage of these cases and the uncertainty of the resolution of these matters.

(15)	SUBSEQUENT EVENTS

Credit Agreement with American AgCredit, PCA

On March 11, 2016, the Partnership, the General Partner, RHS, and Royal executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA.

As a result, the Amended PCA Credit Agreement was amended as follows:

(i)	the maturity date of the 2015 Bridge Loan was extended from March 15, 2016 to January 15, 2017;

(ii)	the interest rate on the 2015 Bridge Loan will increase as of September 1, 2016 from (A) LIBOR plus 2.75% or the Base Rate plus 0.75% to (B) LIBOR plus 3.00% or the Base Rate plus 1.00%; and

(iii)

the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement) was reduced (A) for the quarter ending March 31, 2016 from $3,500,000 to $1,000,000, (B) for the quarter ending June 30, 2016 from $4,000,000 to $1,250,000, (C) for the quarter ending September 30, 2016 from $5,000,000 to $2,000,000, and (D) for the quarter ending December 31, 2016 from $5,000,000 to $4,000,000.

In addition, a one-time waiver was granted in connection with an Event of Default (as defined in the Amended PCA Credit Agreement) relating to the Consolidated EBITDA covenant of the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2015.

Credit Agreement with American AgCredit, FLCA

On March 11, 2016, the Partnership also executed the First Amendment to Credit Agreement and Waiver (the “First FCLA Credit Agreement Amendment”) with AgCredit FLCA.

As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the Event of Default described above.

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

Evaluation of Disclosure Controls and Procedures

The Partnership’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer/Chief Accounting Officer of the Managing Partner, the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer/Chief Accounting Officer has concluded that, as of the end of the period covered by this annual report, the Partnership’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Managing Partner of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also projection of any evaluation of effectivenss to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management of the Partnership conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Partnership’s management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management of the Partnership identified control deficiencies related to our account reconciliation process and inadequate segregation of duties that constitute individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses noted above, no changes were made to our internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans.

During the last few years we have experienced turnover in key accounting and finance personnel. Additionally, we have vertically integrated into processing our nuts and expanded inventory to support the rapid growth of the branded products segment. This has resulted in the need for more resources to manage product inventory. Management is dedicated to remediate the control deficiencies that gave rise to the material weaknesses in our control over financial reporting. The following steps are among the measures that have been implemented or that we intend to implement in 2016 to address our material weaknesses as of December 31, 2015:

●	We will hire a controller to fill the vacancy caused by the departure of our previous controller;
●	We intend to recruit accounting staff in order to achieve an effective control environment while growing our branded products segment; and
●	We intend to upgrade our financial accounting systems to improve workflow and enhance internal controls.

We cannot assure that the measures we take will remediate the identified material weaknesses or that any additional material weaknesses will not arise in the future.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors. Instead, the officers and directors of the Managing Partner perform all management functions for the Partnership. Each director of the Managing Partner is appointed for a term of one year. The Chairman of the Board is an independent, non-management director with the business leadership experience that allows him to work with all the Board members to provide direction, control and evaluation of the operations of the Partnership.

On November 4, 2015, during the annual meeting of the Board of Directors of the Managing Partner, the Managing Partner approved the nomination of three directors. On this date, the Partnership, the sole shareholder of the Managing Partner, approved the election of Mr. Barry Blank, Mr. James Kendrick and Mr. Bradford Nelson to serve as members of the Board.

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

Name	Age	Position with Royal Hawaiian Resources, Inc.
Barry W. Blank	75	Director
James S. Kendrick	68	Director, Chairman
Bradford C. Nelson	49	Director
Scott C. Wallace	60	President, Chief Executive Officer and Principal Financial Officer

Barry W. Blank. Mr. Blank has served as a director since December 2012. He has been a registered securities representative since 1968 and has served as Vice President for Cantone Research since January 1, 2014 and as a stock broker from 2009 to 2010. He was branch manager of the investment firm of Murphy & Durieu from 2010 to 2013 and from 1998 to 2009. Mr. Blank was a member of the American Stock Exchange from 1978 until it was acquired by the New York Stock Exchange in 2008. He was a member of the New York Stock Exchange from 1981 until 2008. He has managed underwritings for over 40 companies, including both private placement and public offerings. He served on the Phoenix Police Department as a police officer from 1969 until he retired with honors in 2007. Mr. Blank has a B.S. in Business Administration from Fairleigh Dickinson University, M.S. in Education Administration from Hofstra University, and did post-graduate work at St. John’s University, New York and New York University. In concluding that Mr. Blank is qualified to serve as a director, the Board considered, among other things, his more than 40 years of experience in the securities industry and his experience and expertise in public and private markets and in building stakeholder value.

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

Scott C. Wallace. Mr. Wallace has served as President and Chief Executive Officer of the Managing Partner since October 2013, interim Principal Financial Officer since November 14, 2014 and President of Royal since August 2013. He has served as executive vice president, sales and marketing since January 2012. He served as a director of the Managing Partner from June 2007 to December 2012. Prior to his employment with the Managing Partner, Mr. Wallace performed consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies. He was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits from 2009 through 2011. Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry. From 2006 through 2009, he managed offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg & Company owned business. Prior to joining SVP Worldwide, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006. Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2001. He has also served in management capacities with Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985). Mr. Wallace provides broad general management and executive level sales and marketing expertise. Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.

Board and Committee Meetings; Special Meeting Attendance

The Board of Directors of the Managing Partner currently consists of three members. The Board has two committees — the Audit Committee and the Combined Committee (as defined below). The members of each committee are set forth below.

Director	Audit Committee	Combined Committee
Barry W. Blank	X	X
James S. Kendrick	X	X
Bradford C. Nelson	Chair	Chair

The number of Board and committee meetings held during 2015 is set forth below.

	Board	Audit Committee	Combined Committee
Number of 2015 Meetings	4	4	4

All directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by each committee on which such director served.

Audit Committee

The current members of the Audit Committee are Mr. Nelson (Chairman), Mr. Blank and Mr. Kendrick. The Board of Directors of the Managing Partner has determined that each member of the Audit Committee is independent in accordance with the listing standards of the NYSE rules and the SEC rules governing audit committees. In addition, the Board has determined that Mr. Nelson qualifies as an “audit committee financial expert” as defined by the SEC by reason of his understanding of and the application of GAAP, his education and his work experience. See Mr. Nelson’s biography under “Directors and Executive Officers of the Managing Partner” above.

The functions to be performed by the Audit Committee include the appointment, retention, compensation and oversight of the Partnership’s independent auditors, including pre-approval of all audit and non-audit services to be performed by such auditors, and the review and approval of related-party transactions and other matters that could involve a conflict of interest. The Audit Committee Charter is available on the Partnership’s website at www.royalhawaiianorchards.com.

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

The Combined Committee determines the executive and director compensation based upon the Partnership’s financial performance, the applicable executive’s performance and market conditions. The Combined Committee recommends to the Board for its determination the level of compensation for the executive officers. The Combined Committee is solely responsible for the recommendation of executive officers’ salaries, bonuses and benefit compensation. The Combined Committee has not utilized compensation consultants in determining or recommending the amount or form of executive or director compensation. The President and CEO provides recommendations to the Combined Committee for those executive officers which report directly to him.

Code of Ethics

The Board of Directors of the Managing Partner has adopted a Code of Ethics applicable to directors, officers, employees, and contractors of the Managing Partner and the Partnership. The Code of Ethics is available on the Partnership’s website at www.royalhawaiianorchards.com. The Partnership will post any amendments to the Code of Ethics, or waivers of any provisions thereof, to the Partnership’s website.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, the directors and executive officers of the Managing Partner and persons who are beneficial owners of more than 10% of the Units of the Partnership (the “Reporting Persons”) are required to file reports of their ownership and changes in ownership of Units with the SEC and furnish the Partnership with copies of such reports. Based solely upon the review of the copies of the reports submitted to the Partnership and written representations from the Reporting Persons, the Partnership believes that all Reporting Persons complied with the applicable Section 16(a) requirements of the Exchange Act during 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

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

We are committed to maximizing unitholder value, and dedicated to attracting and retaining the necessary talent to accomplish this objective. Our compensation philosophy is designed to directly align the interests of unitholders and employees through compensation programs that will reward employees for performance that builds long-term unitholder value.

Elements of Compensation

We have a pay-for-performance philosophy and programs that are designed to be aligned with the interests of the business as well as its unitholders. A significant portion of possible total direct compensation of senior management is dependent on actual performance measured against short-term goals which are approved annually by the Board of Directors of the Managing Partner. We offer no equity-based incentives or long-term deferred compensation.

The elements of total compensation for executive officers include:

Compensation Element	Role in Total Compensation
Base Salary	Provides a fixed level of compensation for performing day-to-day responsibilities, competency.

Attracts and retains qualified individuals.

Short-term Incentive Plan	Rewards annual Partnership performance.

Aligns participant's compensation with short-term financial and operational objectives of the Partnership.

Provides a competitive, performance-based cash award based on pre-determined Partnership goals that measure the execution of the business strategy over a one-year period.

Benefits	Attracts and retains executive talent and keeps the Partnership competitive.

Health and Welfare	Provides security pertaining to health and welfare risks in a flexible manner to meet individual needs.

Savings Plan	Provides limited perquisites consistent with the Partnership's business strategy.

Defined Contribution Plan	Provides a competitive retirement benefit.

Termination Benefits	Provides specific total compensation terms in situations of involuntary termination or change in control.

Ensures executives act in the best interests of unitholders in times of heightened uncertainty.

Base Salary. Base salaries for executive officers reflect a balance of market conditions, role, individual competency and attraction and retention considerations. Increases in base pay for executive officers are based primarily on individual performance and competitive considerations. Mr. Wallace’s base salary was raised from $250,000 to $262,000 beginning January 1, 2015. Mr. Cabral’s base salary remained at $148,000.

Short-term Incentive Plan. The Partnership’s short-term incentive plan for executives and other eligible employees provides for incentives based upon (1) financial performance as measured by net income against that in the operating plan and (2) individual performance as measured by the achievement of strategic objectives and personal contribution to our success. In 2015, the short-term incentive plan for the chief executive officer included goals for increasing distribution and gross sales of branded products, improving internal operating systems, launching new products, completing Phase 2 of the drying plant, and managing the processing of nuts at budgeted costs. The plan also included strategic objectives, including undisclosed targets, the disclosure of which, the Partnership believes would cause competitive harm. Each component is measured against financial targets and Partnership objectives set at the beginning of the year as approved by the Board of Directors of the Managing Partner based on the operating budget and strategic plan. Guideline rates are established between 10% and 35% of the employee’s base salary. The bonus compensation level and related payment requires Board of Director approval. Based on the achievements of Mr. Wallace of strategic objectives and personal contributions, the Board of Directors granted Mr. Wallace a discretionary bonus of $ 14,934. Mr. Cabral did not receive a discretionary bonus.

Defined Contribution Plan. We sponsor a defined contribution plan for our eligible salaried non-collective bargaining unit employees that provides for employee and employer contributions. Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits. We are required to make matching contributions to the plan and may make discretionary annual contributions to the plan. Our matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees. Our discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria, and are subject to annual limits.

We do not have a defined benefit plan for non-collective bargaining unit employees. As such, we are not responsible for making any payments on the retirement of any of its present executive officers.

Summary Compensation Table

The following table summarizes the total compensation for services rendered during the fiscal years ended 2015 and 2014 paid to all individuals serving as executive officers during 2015.

	Summary Compensation Table
	Annual Compensation
				All Other
				Compensation
		Salary	Bonus	($)	Total
Name and Principal Position	Year	($)	($)	(1), (2)	($)

Scott C. Wallace	2015	262,000	14,934	24,897	301,831
President & CEO	2014	250,000	24,366	26,343	300,709

Randolph H. Cabral	2015	148,000	0	252,068	400,068
Sr. Vice President *	2014	148,000	2,223	19,562	169,785

* Mr. Cabral’s employment terminated on September 30, 2015.

(1)	Includes the following Partnership contributions to the defined contribution plan (401(k) plan):

	Wallace	Cabral
2015	$12,897	$13,338
2014	14,343	19,562

(2)	Includes the following automobile allowance provided by the Partnership:

Wallace
2015	$12,000
2014	12,000

(3)

Includes $222,300 retention bonus payable to Mr. Cabral pursuant to the terms of his employment agreement, provided that he remained with the Partnership through the scheduled termination date of September 30, 2015. See Employment and Severance Agreements below. Also includes $16,430 accrued for payment to Mr. Cabral for consulting services provided to the partnership in 2015 following termination of his employment.

Outstanding Equity Awards at Fiscal Year-End

No named executive officer has any outstanding equity awards. We do not presently have any equity incentive plans.

Employment and Severance Agreements

We have an employment agreement with one executive — Scott C. Wallace, President and CEO of the Managing Partner. This employment agreement does not provide payments triggered solely by a change of control of the Partnership. The employment agreement provides for severance should Mr. Wallace be terminated without cause.

Effective January 1, 2012, we hired Scott C. Wallace, a former director of the Managing Partner, for the position of executive vice president of sales and marketing. He was appointed President of Royal on August 27, 2013 and President and CEO of the Managing Partner on October 1, 2013. His compensation includes a minimum base salary of $250,000 per annum and a vehicle allowance of $1,000 per month. In 2015, Mr. Wallace’s base salary was $262, 0000. His employment offer letter does not provide for a guaranteed term of employment but requires the payment of a minimum severance benefit of six months of base pay, or $131,000, in the event his employment is involuntarily terminated for other than Just Cause. He is eligible to participate in the short-term incentive compensation plan under which his bonus, if any, will be determined at the discretion of the Board of Directors of the Managing Partner. Mr. Wallace receives standard benefits in accordance with the Partnership’s benefit policies.

Effective on January 30, 2015, the Managing Partner and Mr. Cabral entered into a new employment agreement, superseding his prior agreement dated October 27, 2009. Pursuant to the new agreement, Mr. Cabral would remain in his current capacity until September 30, 2015. The new agreement did not change Mr. Cabral’s compensation and all current benefits provided by the Partnership remained in effect. Consistent with the terms of his prior agreement, upon termination on September 30, 2015, he is being paid a retention bonus equivalent to 18 months of base pay, or $222,300, subject to IRS limitations at the time of termination. The agreement calls for semi-monthly installment payments from October 2015 through March 2016, equivalent to Mr. Cabral’s salary per pay period as it existed on December 31, 2014, with the remainder of the payment to be paid in full in April 2016. The agreement includes limited covenants for non-disclosure of confidential information. After termination of Mr. Cabral’s employment on September 30, 2015, Mr. Cabral agreed to provide consulting services to the Partnership on an as needed basis at the rate of $ 200 per hour plus $ 0.55 per mile.

Director Compensation

Directors of the Managing Partner received a quarterly retainer of $3,750 in 2015 (to be $6,250 per quarter in 2016). Additionally, each director receives a meeting fee of $1,000 per meeting. Members of the Managing Partner’s Audit Committee receive a meeting fee of $1,000 per meeting, with the chairman of the Audit Committee receiving an additional $1,000 per meeting. The non-executive Chairman of the Board receives an additional $3,000 per meeting. Members of the Managing Partner’s Combined Committee receive a meeting fee of $1,000, with the chairman of this Committee receiving an additional $1,000 per meeting. There are no other agreements or arrangements, including no stock or stock option plans, between the Managing Partner and its directors.

Amounts reflected in the table below represent compensation paid for the year December 31, 2015.

2015 Director Compensation Table

	Fees Earned or
	Paid in Cash
Name	($) (1)	Total ($)
Barry W. Blank	27,000	27,000
James S. Kendrick	39,000	39,000
Bradford C. Nelson	35,000	35,000

(1)	The amounts shown in this column reflect the director cash retainers and committee chair fees paid for board service as follows:

						Meeting Fee -	Chairman Fee -
			Meeting			Combined	Combined
		Meeting	Fee -			Nominating,	Nominating,
		Fee -	Chairman	Meeting	Chairman	Governance,	Governance,
		Board of	of the	Fee - Audit	Fee - Audit	and	and
	Retainer	Directors	Board	Committee	Committee	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	Committee ($)	Committee ($)	Fees ($)

Barry W. Blank	15,000	4,000	-	4,000	-	4,000	-	27,000
James S. Kendrick	15,000	4,000	12,000	4,000	-	4,000	-	39,000
Bradford C. Nelson	15,000	4,000	-	4,000	4,000	4,000	4,000	35,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information as of March 22, 2016, as to the beneficial ownership of the Partnership’s Units by (i) each person (or group of affiliated persons) known to the Partnership to own beneficially 5% or more of the Units, (ii) each director of the Managing Partner, (iii) each executive officer of the Managing Partner and (iv) all directors and executive officers of the Managing Partner as a group. All information is based on information filed by such persons with the SEC and other information provided by such persons to the Partnership. Except as otherwise indicated, the Partnership believes that each of the beneficial owners listed has sole investment and voting power with respect to such Units. On March 22, 2016, there were 11,100,000 Units outstanding. There are no Units deemed to be beneficially owned by virtue of a right of a person to acquire Units within 60 days of March 1, 2016.

	Class A		of
	Units		Class A
Name and Address of Beneficial Owner	Owned		Units
Barry W. Blank
2777 Paradise Road
Las Vegas, NV 89019	868,300		7.8%
Bradford C. Nelson**	9,154	(1)	0*
Scott C. Wallace**	-		-
All directors and executive officers as a group (5 persons)	877,454		7.9%

Farhad Fred and Mary Wilkie Ebrahimi
Husband and Wife
191 University Blvd., Suite 246
Denver, CO 80206	7,362,342	(2)	66.3%

* Less than 1%

** Address is the Partnership’s address: 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720.

(1)

Excludes 415,234 Class A Units owned by Crescent River Agriculture LLC. Mr. Nelson is a member of Crescent River Agriculture LLC, but he has no voting or investment control over the Class A Units held by Crescent River Agriculture LLC. Mr. Nelson disclaims beneficial ownership of the Class A Units held by Crescent River Agriculture LLC, except to the extent of his pecuniary interest therein.

(2)

This disclosure is based on a Schedule 13D/A filed by Mr. and Mrs. Ebrahimi on January 12, 2016, and subsequently filed Forms 4. Mr. and Mrs. Ebrahimi have shared voting and dispositive power over all Units owned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

The Partnership owns 100% of the stock of the Managing Partner. Therefore, the Managing Partner’s operations have been included in the Partnership’s consolidated financial statements. The Managing Partner is entitled to receive from the Partnership on or about February 15 of each year a management fee equal to 2% of the Partnership’s operating cash flow. Because the Managing Partner is owned by the Partnership, the Managing Partner has waived all management fees to which it is entitled under the Partnership Agreement but continues to be entitled to reimbursement for its reasonable and necessary business expenses (which consist primarily of compensation costs, board of directors fees, insurance costs and office expenses). The Managing Partner is also entitled to receive an annual incentive fee of 0.5% of the aggregate fair market value of the Units for the preceding calendar year, provided that net cash flow (as defined in the Partnership Agreement) for the preceding calendar year exceeds certain specified levels. No incentive fee was earned in 2015 or 2014.

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

Director Independence

The Board has determined that each of the current directors, Messrs. Blank, Kendrick and Nelson were independent under the NYSE independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures

Pursuant to our Audit Committee Pre-Approval Policy, all audit and non-audit services performed by our auditors must be approved in advance by the Audit Committee of the Board to assure that such services do not impair the auditors’ independence from the Partnership. Under the policy, the Audit Committee may pre-approve any services to be performed by our auditors up to 12 months in advance. The Audit Committee may delegate pre-approval authority to one or more of its members. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by our auditors EKS&H LLLP (“EKS&H”) for our consolidated financial statements as of and for the years ended December 31, 2015 and 2014, respectively.

Fees Paid to Our Auditors

Audit Fees. Fees billed by our auditors, EKS&H, during 2015 and 2014 for the audit of the Partnership’s consolidated financial statements included in this Annual Report on Form 10-K and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q amounted to $100,000 and $103,000, respectively.

Audit Related Fees. Fees billed in 2015 and 2014 by EKS&H for the 2015 and 2012 – 2014 audits of Royal Hawaiian Macadamia Nut, Inc. were $18,500 and $42,000, respectively.

Tax Fees. Fees related to tax compliance services provided by EKS&H amounted to $6,700 for 2015 and $5,200 for 2014.

All Other Fees. Fees billed in 2015 by EKS&H for services provided in conjunction with the Becker Property Acquisition amounted to $5,000.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements

See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

3.	Exhibit List

Exhibit
Number	Description
3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on October 4, 2012), as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 5, 2013)

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

10.17

Agricultural License Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.85 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.18

Agricultural Lease Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.19

Agricultural Lease Agreement, dated as of September 21, 1981, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards) (incorporated by reference to Exhibit 10.87 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011), as amended by the Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.20	Ka’u Orchards Year 2000 Farming Lease, dated as of May 1, 2000, between the Partnership and Ka’u Agribusiness Co., Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 9, 2000)

10.21*

Employment Offer Letter, dated as of December 6, 2011, with Mr. Scott C. Wallace (incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.22*

Employment Agreement, dated as of January 30, 2015, between Randolph H. Cabral and the Managing Partner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2015)

Exhibit
Number	Description
10.23

Amended and Restated Credit Agreement among the Partnership, the Managing Partner, Royal and RHS, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Lender and as Agent for such other persons who may be added as Lenders from time to time, dated as of March 27, 2015, as amended by First Amendment to Amended and Restated Credit Agreement among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 22, 2015), as amended by Second Amendment to Amended and Restated Credit Agreement, among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 29, 2015 (as incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2015), as amended by Third Amendment to Amended and Restated Credit Agreement, by and among and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, and the Partnership, Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., collectively Borrowers and each, a Borrower, dated as of June 29, 2015 (as incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 16, 2015), and as amended by Fourth Amendment to Amended and Restated Credit Agreement and Waiver among the Partnership, Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., as Borrowers, and American AgCredit, PCA, as Agent, dated as of March 11, 2016. (as incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 16, 2016)

10.24

Acquisition Agreement between the Partnership and Geyser Asset Management, Inc., Inc., .as agent for the tenant in common investors listed therein, dated as of April 13, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 17, 2015)

10.25

Credit Agreement dated as of June 15, 2015 between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2015), as amended by First Amendment to Credit Agreement and Waiver between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender, dated as of March 11, 2016 (as incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 16, 2016)

11.1+	Statement re: Computation of Net Loss per Class A Unit

16.1	Letter of Accuity LLP, dated April 2, 2014 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on April 2, 2014)

21.1+	List of Subsidiaries

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2015 of the Partnership, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015, and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, and December 31, 2013, (iii) Consolidated Statements of Partners’ Capital for the years ended December 31, 2015, and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, and December 31, 2013, and (v) Notes to Consolidated Financial Statements

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

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)
	By:	ROYAL HAWAIIAN RESOURCES, INC.
(Managing Partner)

March 30, 2016	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Wallace	President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer) of Royal Hawaiian Resources, Inc. (Managing Partner)	March 30, 2016
Scott C. Wallace

/s/ Barry W. Blank	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 30, 2016
Barry W. Blank

/s/ James S. Kendrick	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 30, 2016
James S. Kendrick

/s/ Bradford C. Nelson	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 30, 2016
Bradford C. Nelson