Form 10-Q
period 2016-03-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2016-05-16
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

PART I      – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6	$404
Accounts receivable, net	2,587	2,306
Inventories, net	11,571	10,569
Deferred farming costs	428	-
Other current assets	500	371
Total current assets	15,092	13,650
Land, orchards and equipment, net	50,626	51,253
Other non-current assets	363	395
Total assets	$66,081	$65,298

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$11,787	$2,202
Accounts payable	1,443	1,554
Accrued payroll and benefits	1,012	823
Other current liabilities	313	427
Total current liabilities	14,555	5,006
Non-current benefits	703	703
Long-term debt, net	11,711	19,850
Deferred income tax liability	1,018	1,018
Total liabilities	27,987	26,577

Commitments and contingencies

Partners’ capital
Class A limited partners, no par or assigned value, 11,100 units issued authorized, and outstanding	38,413	39,042
Accumulated other comprehensive loss	(319)	(321)
Total partners’ capital	38,094	38,721
Total liabilities and partners’ capital	$66,081	$65,298

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months ended March 31,
	2016	2015
Revenues
Orchards revenue	$1,882	$2,877
Branded product sales, net	3,884	591
Total revenues	5,766	3,468
Cost of revenues
Cost of orchards revenue	1,366	1,996
Cost of branded product sales	2,889	624
Total cost of revenues	4,255	2,620
Gross profit	1,511	848
General and administrative expenses	813	607
Selling expenses	1,116	466
Operating loss	(418)	(225)
Net loss on sale of property and equipment	(2)	-
Other income (expense)	112	(276)
Interest expense	(281)	(112)
Loss before income taxes	(589)	(613)
Income tax expense	40	45
Net loss	(629)	(658)

Other comprehensive loss, net of tax
Pension costs	2	2
Other comprehensive income, net of tax	2	2
Comprehensive loss	$(627)	$(656)

Net loss per Class A Unit	$(0.06)	$(0.06)

Weighted average Class A Units outstanding	11,100	11,100

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Partners’ capital at beginning of period:
Class A limited partners	$39,042	$41,234
Accumulated other comprehensive loss	-	-
Pension and severance obligations	(321)	(186)
	38,721	41,048

Allocation of net loss:
Class A limited partners	(629)	(658)
	(629)	(658)

Accumulated other comprehensive income
Change in pension and severance obligations	2	2
	2	2

Partners' capital at end of period:
Class A limited partners	38,413	40,576
Accumulated other comprehensive loss	(319)	(184)
Total partners' capital	$38,094	$40,392

See accompanying notes to condensed consolidated financial statements.

 Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Cash received for goods and services	$5,661	$3,958
Cash paid to suppliers and employees	(7,226)	(5,138)
Interest paid	(142)	(66)
Income tax paid	-	(1)
Net cash used in operating activities	(1,707)	(1,247)

Cash flows from investing activities:
Capital expenditures	(116)	(434)
Net cash used in investing activities	(116)	(434)

Cash flows from financing activities:
Debt issuance costs	-	(150)
Proceeds from drawings on line of credit	2,000	2,810
Repayment of line of credit	(250)	(1,500)
Proceeds from long-term debt	-	5,250
Repayment of long-term debt	(325)	(175)
Net cash provided by financing activities	1,425	6,235

Net (decrease) increase in cash	(398)	4,554
Cash and cash equivalents at beginning of period	404	786
Cash and cash equivalents at end of period	$6	$5,340

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(629)	$(658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763	636
Amortizarion of debt issuance costs	21	3
Pension expense	14	2
(Increase) decrease in accounts receivable	(281)	433
Increase in inventories	(1,002)	(1,924)
Increase in deferred farming costs	(428)	-
(Increase) decrease in other current assets	(129)	45
(Decrease) increase in accounts payable	(111)	172
Increase (decrease) in accrued payroll and benefits	189	(148)
(Decrease) increase in other current liabilities	(114)	192
Total adjustments	(1,078)	(589)
Net cash used in operating activities	$(1,707)	$(1,247)

Supplemental disclosure of non-cash activity:

●	For the three months ended March 31, 2016 and 2015, $86,000 and $0, respectively, of depreciation expense was included in deferred farming costs (See Note 7 – Deferred Farming Costs).

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries Royal Hawaiian Resources, Inc. (“RHR”), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of March 31, 2016, and December 31, 2015, and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year or for any future period.

The December 31, 2015 condensed consolidated balance sheet data in this report was derived from audited consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission (“SEC”) in the 2015 Annual Report.

The Partnership’s business has historically been highly seasonal, reflecting the general pattern of peak harvest and sales of macadamia nuts during the fourth quarter.  Commencing in January 2015, the Partnership began inventorying more than 70% of its harvest for use in its branded products segment. The inventoried nuts are sold throughout the year which has reduced seasonality of revenues but increased the inventory balances.

Management is closely monitoring the Partnership’s cash on hand, cash flow provided by operating activities and borrowings under the Partnership’s revolving credit facility and the Partnership’s ability to fund the Partnership’s operating expenses, fund the sales growth of the branded products’ segment and make required debt service payments for the next 12 months, including payment of the 2015 Bridge Loan (as defined below in Note 9 – Debt) in 2017. To the extent that additional cash is needed, management may pursue sale of bulk kernel inventory and explore additional credit facilities or equity offerings. There can be no assurance that the Partnership will be successful in generating cash from operations or obtaining debt or equity on terms that are acceptable to the Partnership.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amends current presentation guidance by requiring the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The standard requires retrospective application and represents a change in accounting principle. We adopted the provisions of ASU 2015-03 in the first quarter of 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of March 31, 2016 and December 31, 2015, net debt issuance costs of $234,000 and $255,000, respectively, were reclassified in the Consolidated Balance Sheet from other non-current assets to non-current portion of long-term debt. In addition, in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016, $21,000 of amortization included in general and administrative expenses has been reclassified as interest expense.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

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

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation. The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three months ended March 31, 2016 and 2015. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended March 31, 2016 (in thousands)

	Orchards	Branded Products		Eliminations/ Reconciliation	Total
Revenues(1)
External customers	$1,882	$3,884	(2)	$-	$5,766
Intersegment revenue	4,715	-		(4,715)	-
Total revenue	$6,597	$3,884		$(4,715)	$5,766

Operating income (loss)	$643	$(764)		$(297)	$(418)

Depreciation and amortization	$763	$21		$-	$784

Capital expenditures	$71	$45		$-	$116

Segment assets	$79,783	$16,114		$(29,816)	$66,081

	Three Months Ended March 31, 2015 (in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total
Revenues(1)
External customers	$2,877	$591	(2)	$-	$3,468
Intersegment revenue	2,445	-		(2,445)	-
Total revenue	$5,322	$591		$(2,445)	$3,468

Operating income (loss)	$809	$(683)		$(351)	$(225)

Depreciation and amortization	$611	$10		$-	$621

Capital expenditures	$423	$11		$-	$434

Segment assets	$68,283	$9,852		$(21,809)	$56,326

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(5)	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Nut-in-shell	$49	$-	$49	$139	$-	$139
Dry-in-shell	2,934	-	2,934	3,685	-	3,685
Macadamia nut kernel	-	7,055	7,055	-	5,360	5,360
Finished goods	-	882	882	-	771	771
Farming supplies	292	-	292	287	-	287
Packaging, supplies and ingredients	-	478	478	-	394	394
Allowance for shrink and obsolescence	-	(119)	(119)	-	(67)	(67)

	$3,275	$8,296	$11,571	$4,111	$6,458	$10,569

(6)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$10,745	$10,745
Improvements	2,016	2,016
Machinery and equipment	12,018	8,663
Irrigation well and equipment	2,592	2,592
Producing orchards	76,073	76,073
Construction work-in-progress	64	3,326
Land, orchards and equipment (gross)	103,508	103,415
Less accumulated depreciation and amortization	(52,882)	(52,162)
Land, orchards and equipment (net)	$50,626	$51,253

(7)	DEFERRED FARMING COSTS

Orchard costs (e.g., irrigation, fertilizer, pruning and depreciation) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed or added to inventory over the remainder of the year. For the first quarter of 2016, the Partnership recorded a deferred farming cost of $428,000.

(8)	INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and 6.9% blended state tax rate on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset at March 31, 2016, was approximately $3.4 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

(9)	DEBT

As of the indicated dates, the Partnership had the following long-term debt outstanding (in thousands):

	March 31, 2016	December 31, 2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$6,750	$5,000
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	4,550	4,725
2015 6-Year Term Loan (due 2021)	4,448	4,594
2015 20-Year Term Loan (due 2045)	5,133	5,133
Other	16	20
Total principal amount of long-term debt	23,732	22,307
Less: current portion of long-term debt	11,787	2,202
Total long-term debt outstanding	11,945	20,105
Less: unamortized debt issuance costs	(234)	(255)
Long-Term Debt, net of associated unamortized loan fees	$11,711	$19,850

___________________

(1)	Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2016 [1]	2017	2018	2019	2020	Remaining
Debt	$23,732	$1,878	$11,778	$2,188	$2,188	$1,664	$4,036

(1)	For remainder of 2016.

Credit Agreement with AgCredit PCA

Pursuant to the Fourth Amended and Restated Credit Agreement, dated July 15, 2010 (as amended, the “Prior PCA Credit Agreement”), by and between the Partnership and the Partnership’s wholly owned subsidiary Royal, as the borrowers, and American AgCredit, PCA, as lender (“AgCredit PCA”), the Partnership had a revolving credit facility for $5 million (the “Revolving Credit Facility”) and an existing term loan of $10.5 million (the “2010 Term Loan”). The Prior PCA Credit Agreement was amended on various dates in 2011 through February 27, 2015, to extend the maturity date of the Revolving Credit Facility.

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

In connection with the June 2015 acquisition by the Partnership of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees, (the “Becker Property Acquisition”), the Partnership and its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). On June 29, 2015, the Partnership and its subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended June 30, 2015. On September 22, 2015, the Borrowers and its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended September 30, 2015.

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan from March 15, 2016 to January 15, 2017; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016 from the Base Rate (as defined below under 2015 Bride Loan) plus 0.75% to the Base Rate plus 1.00%; (iii) reduce the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement) (A) for the quarter ending March 31, 2016 from $3,500,000 to $1,000,000, (B) for the quarter ending June 30, 2016 from $4,000,000 to $1,250,000, (C) for the quarter ending September 30, 2016 from $5,000,000 to $2,000,000, and (D) for the quarter ending December 31, 2016 from $5,000,000 to $4,000,000, and (iv) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the quarter ended December 31, 2015. For the quarter ending March 31, 2017, and all future quarters, the minimum Consolidated EBITDA requirement remains at $5,000,000.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at March 31, 2016, was 4.25% per annum.

As of March 31, 2016, the outstanding balance on the Revolving Credit Facility was $6.750 million, compared with $5 million balance outstanding as of December 31, 2015.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of March 31, 2016 and December 31, 2015, the outstanding balance on the 2010 Term Loan was $4.550 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of March 31, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.448 million and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. Pursuant to the Fourth PCA Credit Agreement, on March 11, 2016, the fixed maturity date trigger for the 2015 Bridge Loan was extended from March 15, 2016, to January 15, 2017. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan will increase to the Base Rate plus 1.00%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of both March 31, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $ 2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA. As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of both March 31, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.133 million.

(10)	FAIR VALUE MEASUREMENTS

The fair value of the Revolving Credit Facility is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets on the line of credit.

The estimated fair value of the Partnership’s fixed-rate bridge loan and term loans was determined using a discounted cash flow model using an estimated market interest rate of 4.25% in 2016 and 4.00% in 2015 with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$16,982	$17,440	$17,307	$18,023
Revolving credit facility	$6,750	$6,750	$5,000	$5,000
	$23,732	$24,190	$22,307	$23,023

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

The components of net periodic pension cost consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$16	$17
Interest cost	17	15
Expected return on plan assets	(16)	(17)
Amortization of net actuarial loss and prior service cost	2	2
Net periodic pension cost	$19	$17

(13)	INTERMITTENT SEVERANCE PLAN

The Partnership sponsors a defined intermittent severance benefit plan covering employees who are members of a union bargaining unit and not covered by the defined benefit pension plan. Payment of the severance benefit is made when covered employees cease employment with the Partnership under certain terms and conditions as defined in the union bargaining agreement.

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended March 31,
	2016	2015
Service cost	$4	$5
Interest Cost	3	4
Net periodic intermittent severance cost	$7	$9

(14)	COMMITMENTS AND CONTINGENCIES

The Partnership is involved in various commercial claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Partnership assesses these claims in an effort to determine the degree of probability and loss for potential accrual in its financial statements. In accordance with ASC 450, “Contingencies,” an accrual is recorded for a loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable, and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Partnership may be unable to provide a meaningful estimate of loss or recovery due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, the ongoing discovery and/or development of information important to the matter. The Partnership’s material litigation loss contingency is discussed below. The Partnership is unable to estimate reasonably possible losses (in excess of recorded accruals, if any) for these contingencies for the reasons set forth above.

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. Pursuant to the lease agreements, the lease terms of the Green Shoe I Lease and Green Shoe II Lease expire in 2019 and 2034, respectively. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. The Partnership believes the claims of the Olson Trust are without merit. The Olson Trust has denied the claims asserted in the Partnership’s cross-claim. On September 17, 2015, the parties signed a Joint Stipulation to Engage in Binding Mediation of Proceedings and to Stay Court Litigation Pending Binding Mediation (the “Joint Stipulation”) to stay the court proceedings pending the issuance of a written report by a panel of three farming experts determining whether the Partnership has been practicing “good husbandry” or “strip or waste” at each orchard. The panel’s report is to include recommendations of any practices or operational changes that should be implemented to bring the leases into compliance with “good husbandry” and to prevent “strip or waste.” The parties have agreed to timely perform all recommendations in the panel’s report. The parties have further agreed that the report shall be enforceable in the state courts of Hawaii to the same extent as an arbitration award. In January 2016, the parties completed their selection of the panel of experts. The panel has nine (9) months to complete its report.

No amounts have been accrued in the accompanying financial statements due to the early stage of these cases and the uncertainty of the resolution of these matters.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”). This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K.

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a producer, marketer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,379 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

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

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. In 2016, we launched several new products including macadamia nut milk.

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Our orchards segment derives its revenues from the sale of Wet-In-Shell (“WIS”) macadamia nuts grown in orchards we own or lease, the sale of Dry-In Shell (“DIS”) macadamia nuts, the sale of macadamia nut kernel to Royal, revenues from the farming of macadamia orchards owned by other growers and lease income. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, as well as nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occurs during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower/pollination/nut-set season.

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

How We Evaluate Our Business

In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and food manufacturing industry. Management evaluates the performance of each segment on the basis of operating income and revenue growth. In addition, we manage our orchards segment based on increased nut-in-shell productivity, farming costs, kernel recovery, cost stabilization and cash flow generation to support investment in our branded products segment and fund other Partnership priorities. We manage our branded products segment based on sales, gross margins and selling expenses. The Partnership accounts for intersegment sales and transfers at cost plus a mark-up, and such transactions are eliminated in consolidation. Our branded products segment should enjoy higher growth and has the potential for value-added innovation and enhanced responsiveness to consumer marketing.

Factors that May Affect Our Results of Operations

Our businesses are seasonal. While sales of our branded products are anticipated to be only slightly seasonal, with the fourth quarter of the calendar year being somewhat higher, macadamia nut production is very seasonal, with the largest quantities typically being produced and added to inventory from September through November, resulting in large inventories that will be converted into finished product and sold throughout the following year.

A substantial portion of our WIS revenues occur from September through February. In addition, weather conditions may affect yields and delay harvesting, which may result in lower than normal production and revenues within a particular fiscal quarter or fiscal year. Due to the seasonality of our business, a significant amount of working capital is required for much of the harvesting season.

As of January 1, 2015, we have three long-term nut purchase agreements with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), expiring in 2029, 2078 and 2080. Under these agreements, all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 19% our production in 2015, must be sold to and purchased by Mauna Loa at a predetermined price.

Under the IASCO agreements, we are paid based on WIS pounds at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the U.S. Department of Agriculture National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop year ended June 30, 2015 was $0.87 per WIS pound.

Prior to 2015, we sold most of our harvested macadamia nuts as WIS. We now retain most of our harvested macadamia nuts in inventory for our branded products. The cost of the nuts plus costs of husking, drying and shelling are included in cost of goods sold when our branded products are sold. As a result, the recognition of revenues and expensing of the associated farming costs now occur over a longer period.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including estimates of deferred farming costs, accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiaries, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2015 Annual Report.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the three months ended March 31, 2016, net revenue increased $2.3 million or 66% compared to the same period in 2015. The increase in the three month period was due to a $3.3 million increase in revenues from the branded products segment offset by a $1.0 million decrease in orchard revenues. During the three months ended March 31, 2016, revenues from the orchards segment decreased due to lower WIS pounds sold due to lower production from our IASCO orchards and no sales of DIS as compared to 2015, and revenues from our branded products segment increased as a result of the expansion of our branded products into more stores and the introduction of additional products.

For the three months ended March 31, 2016, cost of revenues sold increased $ 1.6 million, compared to the same period in 2015 due to an increase in bulk kernel and branded product sales. For the three months ended March 31, 2016, we generated a gross profit of $ 1.5 million and a gross margin of 26%, compared to gross profit of $848,000 and gross margin of 24% for the same period on 2015.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products under an intercompany supply agreement, revenues from contract farming, and orchard lease income.

The table below shows revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three months ended March 31, 2016 and 2015. See Note 4 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended (in thousands)
	March 31, 2016	March 31, 2015	Change	% Change
Revenues
External customers	$1,882	$2,877	$(995)	(35%)
Intersegment revenue (Royal)	4,715	2,445	2,270	93%
Total revenue	$6,597	$5,322	$1,275	24%

Cost of orchards revenue	$5,477	$4,063	$1,414	35%

Operating income	$643	$809	$(166)	(21%)

Depreciation and amortization	$763	$611	$152	25%

Capital expenditures	$71	$423	$(352)	(83%)

Segment assets	$79,783	$68,283	$11,500	17%

Revenues from external customers decreased $1 million to $1.9 million for the three months ended March 31, 2016, as compared to $2.9 million for the same period in 2015. The decrease was due to no sales of DIS in 2016 offset in part by a higher sales price per WIS pound from our IASCO orchards production. In 2015 the orchard segment took advantage of strong pricing in DIS to sell approximately $1.2 million of DIS.  For the three months ended March 31, 2016, intersegment revenue (sales to Royal) increased $ 2.3 million. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the three months ended March 31, 2016, cost of orchards revenue increased $1.4 million.  The higher costs of orchards revenue of $ 5.5 million in the three months ended March 31, 2016, compared to $4.1 million for the same period in 2015 was due to increased orchard segment revenue due to increased sales. Cost of orchard revenue was 83% of revenue in 2016 compared with 76% of revenue in 2015. The 7% increase relates to the sale of DIS in 2015 at higher margins.

For the three months ended March 31, 2016, our operating income decreased $166,000.  The decrease in operating income to $643,000 in the three months ended March 31, 2016, compared to $809,000 for the same period in 2015 was due to lower margins in 2016.

For the three months ended March 31, 2016 and 2015, WIS nut production was 4.6 million pounds and 5.4 million pounds, respectively. The decrease in production in 2016 as compared to the same period in 2015 relates to the timing of the nut drop. In 2015, in the Ka’u region some production carry-over from fall 2014 occurred as a result of delayed nut drop from the fourth quarter of 2014 to the first quarter of 2015. 2016 production from the Keaau orchards was 635,000 pounds, compared with 266,000 pounds production in the first quarter of 2015.

Farming costs are recognized when our products are sold to external customers. Farming costs related to WIS nuts are capitalized as deferred farming costs until sold to external customers. Farming costs related to our branded products are initially capitalized as deferred farming costs and subsequently added to our branded products inventory until sold to external customers.

Cost of orchards revenue for the three months ended March 31, 2016, is based on the current estimated standard cost of $0.70 per WIS pound compared with an estimated standard cost of $.64 per WIS pound for the same period of 2015. The standard cost per pound for each period is determined by dividing the estimated annual farming costs by forecasted annual production. The standard cost per WIS pound was higher during the three months ended March 31, 2016, due to lower estimated annual production during 2016. The deferred farming costs balance is fully allocated at the end of the calendar year.

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk macadamia nuts and branded macadamia nut products sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for the three months ended March 31, 2016 and 2015, are set forth in the following table.

	For the Three Months Ended
	(in thousands, except percentages)
	March 31, 2016			March 31, 2015			Change	% Change

Total gross revenues	$4,443			$878			$3,565	406%
Deductions to gross revenues	559			287			272	95%
Net revenues	3,884	100%		591	100%		3,293	557%
Total cost of revenues	3,196	82	%(1)	649	110	%(1)	2,547	392%
Total gross profit (loss)	688	18	%(1)	(58)	(10	%)(1)	746	1286%
General and administrative
expenses	336	9	%(1)	132	22	%(1)	204	155%
Selling expenses	1,116	29	%(1)	493	83	%(1)	623	126%
Operating income (loss)	$(764)	(20	%)(1)	$(683)	(116	%)(1)	$(81)	12%

(1)	As a percentage of net revenues.

Gross segment revenue for the three months ended March 31, 2016, increased by $3.6 million (406%) to $4.4 million compared to $878,000 for the same period in 2015. The higher gross revenue for the three months ended March 31, 2016, resulted from a $2 million increase in bulk nut sales combined with a $1.6 million increase of our branded products.  Branded products segment revenues grew over the same period in 2015 due to continued strength in the bulk market and continued gains in distribution for our branded products.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. Deductions to gross revenue increased by approximately $272,000 for the three months ended March 31, 2016, compared with the same period in 2015. For the three months ended March 31, 2016 and 2015, such deductions were approximately 13% and 33%, respectively, of gross segment revenue. The decrease in deductions as a percent of revenue was mainly attributable to increased distribution to customers with no slotting fees. We offer a variety of sales and promotion incentives to our customers, such as price discounts, advertising allowances, in-store displays and consumer coupons.

Cost of revenues (excluding inter-segment eliminations) for the three months ended March 31, 2016, increased by $2.5 million (392%) compared to the same period in 2015 due to the increased sales volume discussed above. Our prices for intersegment sales and transfers are set pursuant to an intercompany agreement at a predetermined rate that includes cost plus a margin.

Operating income for the branded products segment for the three months ended March 31, 2016, decreased $81,000 over the same periods in 2015 mainly due to higher selling expense and general administrative costs offset by higher gross profit from increased bulk sales.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $813,000 for the three months ended March 31, 2016, and were $607,000 for the three months ended March 31, 2015. The increase in general and administrative expenses in 2016 compared to 2015 was mainly attributable to higher legal fees and fees for other professional services.

Selling Expenses

Selling expenses on a consolidated basis were $1.1 million for the three months ended March 31, 2016, compared to $466,000 for the same period in 2015. The increase in selling expenses in the first quarter of 2016 was attributable to higher storage and handling costs and higher commissions paid to brokers related to the higher volume of branded product sales. Increased advertising costs, product development costs and other selling and marketing expenses also contributed to the increase in selling expenses.

Interest Expense

Interest expense for the three months ended March 31, 2016, was $281,000 compared to $112,000 for the same period in 2015. The increase in 2016 was attributable to the additional debt incurred in 2015 for our June 2015 acquisition of approximately 736 acres of land located in Keaau, Hawaii, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”), and Phases 1 and 2 of our drying plant as well as a higher outstanding balance on our line of credit.

Other Income and Expenses (net)

Other income of $112,000 recorded for the three months ended March 31, 2016, was attributable to a patronage dividend from Ag Credit. Other expenses of $276,000 for the three months ended March 31, 2015, were attributable to $280,000 for costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit.

Net Loss on Sale of Property

Loss from the sale of equipment for the three months ended March 31, 2016 and 2015, were $2,000 and $0, respectively.

Net Loss

For the three months ended March 31, 2016, we recorded net loss of $629,000 compared to a net loss of $658,000 for the same period in 2015. The reduction in net loss in the three month period was primarily attributable to an increase of $388,000 in other income offset by an increase of $169,000 in interest expense and $193,000 increase in operating loss.

Income Taxes

The Partnership is subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues). For the three months ended March 31, 2016, gross income tax expense was $40,000 compared to a $45,000 gross income tax expense for the same period in 2015.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset at March 31, 2016, was $3.4 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

Liquidity and Capital Resources

Our businesses are seasonal. Production from our orchard segment normally peaks in the fall and winter; however, farming operations continue year round. In addition, we are increasing our inventory of nuts to support the growth of our branded products. The working capital required for the increases in inventory and accounts receivable from the branded products sales have been funded by cash flow generated from operations, proceeds from the 2014 rights offering and our line of credit.

(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$6	$404
Accounts receivable	2,587	2,306
Inventories	11,571	10,569
Accounts payable	1,443	1,554
Accrued payroll and benefits	1,012	823
Net working capital (1)	537	8,644

(1)	Working capital consists of total current assets less total current liabilities.

At March 31, 2016, our working capital was $537,000 and our current ratio (current assets/current liabilities) was 1.04-to-1, compared to working capital of $8.6 million and a current ratio of 2.73-to-1 at December 31, 2015. The decrease in working capital as of March 31, 2016, was mainly due to the 2015 Bridge Loan (as defined below) and the Revolving Credit Facility (as defined below) becoming current and also an increase in inventory and accounts receivable due to increased sales and continued orchard production in the first quarter of 2016. In 2015, we increased our borrowings under our credit facilities, including the 2015 Bridge Loan of $2.835 million that was used to finance the acquisition of orchards. The 2015 Bridge Loan matures January 15, 2017 or, if earlier, the date that we receive proceeds from any issuance of equity. Management is closely monitoring our cash on hand, cash flow provided by operating activities and borrowings under our Revolving Credit Facility and our ability to fund our operating expenses, fund the sales growth of the branded products’ segment and make required debt service payments for the next 12 months, including payment of the 2015 Bridge Loan in 2017. To the extent that additional cash is needed, management may pursue sale of bulk kernel inventory and explore additional credit facilities or equity offerings. There can be no assurance that we will be successful in generating cash from operations or obtaining debt or equity on terms that are acceptable to us.

Debt

As of the indicated dates, we had the following long-term debt outstanding (in thousands):

	March 31, 2016	December 31, 2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$6,750	$5,000
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	4,550	4,725
2015 6-Year Term Loan (due 2021)	4,448	4,594
2015 20-Year Term Loan (due 2045)	5,133	5,133
Other	16	20
Total principal amount of long-term debt	23,732	22,307
Less: current portion of long-term debt	11,787	2,202
Total long-term debt outstanding	11,945	20,105
Less: unamortized debt issuance costs	(234)	(255)
Long-Term Debt, net of associated unamortized loan fees	$11,711	$19,850

(1)	Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Remaining
Debt	$23,732	$1,878	$11,778	$2,188	$2,188	$1,664	$4,036

_________________________

(1)   For remainder of 2016.

Credit Agreement with AgCredit PCA. Pursuant to the Fourth Amended and Restated Credit Agreement, dated July 15, 2010 (as amended, the “Prior PCA Credit Agreement”), by and between us and our wholly owned subsidiary Royal, as the borrowers, and American AgCredit, PCA, as lender (“AgCredit PCA”), the Partnership had a revolving credit facility for $5 million (the “Revolving Credit Facility”) and an existing term loan of $10.5 million (the “2010 Term Loan”). The Prior PCA Credit Agreement was amended on various dates in 2011 through February 27, 2015, to extend the maturity date of the Revolving Credit Facility.

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

The Amended PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants. The financial covenants under the Amended PCA Credit Agreement include a requirement that we achieve minimum Consolidated EBITDA for the four-quarter period ending on the last day of each fiscal quarter (the “Consolidated EBITDA Covenant”) as follows:

Fiscal Quarter Ended/Ending	Minimum Consolidated EBITDA (1)
March 31, 2016	$1,000,000
June 30, 2016	$1,250,000
September 30, 2016	$2,000,000
December 31, 2016	$4,000,000
March 31, 2017 and each fiscal quarter thereafter	$5,000,000

___________________

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

Management believes that the Consolidated EBITDA Covenant is a material term of the Amended PCA Credit Agreement and that information about the Consolidated EBITDA Covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

Four Quarters ended March 31, 2016
(in thousands)
Consolidated Net Loss	$(2,163)
Total interest expense	938
Income taxes	124
Depreciation and amortization	2,717
Consolidated EBITDA	$1,616

In connection with the Becker Property Acquisition, we entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). The First PCA Credit Agreement Amendment amended the Amended PCA Credit Agreement to add the 2015 Bridge Loan. On June 29, 2015, we entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete the Consolidated EBITDA Covenant for the quarter ended June 30, 2015. On September 22, 2015, we entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete the Consolidated EBITDA covenant for the quarter ended September 30, 2015.

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan from March 15, 2016 to January 15, 2017; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016 from the Base Rate plus 0.75% to the Base Rate plus 1.00%; (iii) reduce the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement) (A) for the quarter ending March 31, 2016 from $3,500,000 to $1,000,000, (B) for the quarter ending June 30, 2016 from $4,000,000 to $1,250,000, (C) for the quarter ending September 30, 2016 from $5,000,000 to $2,000,000, and (D) for the quarter ending December 31, 2016 from $5,000,000 to $4,000,000; and (iv) waive our non-compliance with the Consolidated EBITDA covenant for the quarter ended December 31, 2015. For quarters ending March 31, 2017, and all future quarters, the minimum Consolidated EBITDA requirement remains at $5,000,000. Our actual Consolidated EBITDA for the four-quarter period ended March 31, 2016, was $1.616 million.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at March 31, 2016, was 4.25% per annum.

As of March 31, 2016, the outstanding balance on the Revolving Credit Facility was $6.75 million, compared with $5.0 million balance outstanding as of December 31, 2015.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of March 31, 2016 and December 31, 2015, the outstanding balance on the 2010 Term Loan was $4.55 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of March 31, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.448 and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that we receive net proceeds from any issuance of equity, subject to certain exceptions. Pursuant to the Fourth PCA Credit Agreement Amendment, the fixed maturity date trigger for the 2015 Bridge Loan was extended from March 15, 2016, to January 15, 2017. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan will increase to the Base Rate plus 1.00%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. We used the proceeds of the 2015 Bridge Loan on June 16, 2015, for the Becker Property Acquisition. As of March 31, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (as amended by the First FLCA Credit Agreement Amendment (defined below), the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, we executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA. As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of both March 31, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.133 million.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash and cash equivalents at beginning of period	$404	$786
Net cash used in operating activities	(1,707)	(1,247)
Net cash used in investing activities	(116)	(434)
Net cash provided by financing activities	1,425	6,235
Cash and cash equivalents at end of period	6	5,340

Operating Cash Flow. Net cash used in operating activities for the three months ended March 31, 2016 and 2015, was $1.7 million and $1.2 million, respectively, an increase of $500,000. The increase in cash used in operating activities was primarily attributable to a smaller increase in inventory of $922,000 offset by a $714,000 increase in accounts receivable, a $428,000 increase in deferred farming costs and a $283,000 decrease in accounts payable compared to the same period in 2015. The increase in cash receipts and payments was primarily attributable to increased branded and bulk sales offset by increased costs for DIS processing as we continued to build up our DIS inventory. Inventory increased at a lower rate in 2016 due to a smaller harvest and increased branded product sales in the first quarter of 2016 compared to the first quarter of 2015. The accounts receivable increase was due to the increase in branded product sales. The increase in deferred farming costs was due to an unusually large crop in the first quarter of 2015 which resulted in a $277,000 deferred liability compared to a $428,000 deferred asset at March 31, 2016.

Investing Cash Flow. Cash used in investing activities of $116,000 in the three months ended March 31, 2016 was used for small equipment purchases and $434,000 in the three months ended March 31, 2015, was primarily used to purchase equipment for Phase 2 of our drying plant.

Financing Cash Flow. Financing activities for the three months ended March 31, 2016, consisted of proceeds of $2.0 million under our Revolving Credit Facility. We made payments on our long term debt in the amount of $575,000, which includes $250,000 on our Revolving Credit Facility, during the three months ended March 31, 2016.

Financing activities for the three months ended March 31, 2015, consisted of proceeds from long term borrowings of $5.25 million and borrowings of $2.8 million under our revolving credit facility. Payments on long-term borrowings in the amount of $175,000 and repayments of $1.5 million on our revolving credit facility were made during the three months ended March 31, 2015. A debt issuance fee of $150,000 was incurred for the Amended and Restated Credit Agreement and is comprised of $95,000 and $55,000 for the Revolving Credit facility and 2015 6-Year Term Loan, respectively.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	estimates of deferred farming costs and the timing of the recognition of such costs;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of kernel produced in our orchards segment that will be inventoried and used in our branded products;
●	estimated production;
●	delays of the harvesting season into future fiscal years;
●	opportunities to acquire orchards and/or increase development;
●	increase in revenues from our branded products segment;
●	increase or decreases in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	growth, innovation and responsiveness of our branded products segment;
●	future economic performance;
●	industry trends;
●	legal proceedings;
●	sufficiency of cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility to fund operating expenses;
●	expected impact of new accounting standards on our financial statements; and
●	plans to remediate material weaknesses in our internal control over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, without limitation, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as risks associated with the following:

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

●	market acceptance of our products in the branded segment;
●	the availability and cost of raw materials;
●	changes in fuel and labor costs;
●	our ability to raise capital from the sale of inventory, additional credit facilities or equity offerings;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risks, including those resulting from changes in the market price of macadamia kernel and changes in interest rates. There have been no significant changes in our market risk exposures since December 31, 2015. See “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer/Principal Financial Officer of the managing general partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Principal Financial Officer has concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were not effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management of the Partnership identify control deficiencies related to our account reconciliation process and inadequate segregation of duties that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2015, which continue as of the Evaluation Date:

Remediation

Management is dedicated to remediate the control deficiencies that gave rise to the material weaknesses in our control over financial reporting. The following steps are among the measures that have been implemented or that we intend to implement in 2016 to address our material weaknesses as of December 31, 2015 and March 31, 2016:

●	We have hired two new accounting staff members in order to achieve an effective control environment;
●	We intend to hire a controller to fill the vacancy caused by the departure of our previous controller;
●	We intend to recruit further accounting and/or finance staff, as necessary, in order to achieve an effective control environment while growing our branded products segment; and
●	We intend to upgrade our financial accounting systems to improve workflow and enhance internal controls.

We cannot assure that the measures we have taken and intend to take will remediate the identified material weaknesses or that any additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above, no changes were made to internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      – Other Information

Item 6.     Exhibits

The following documents are filed or furnished as required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on October 4, 2012), as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 4, 2013)

10.1

Fourth Amendment to Amended and Restated Credit Agreement and Waiver among Royal Hawaiian Orchards, L.P., Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., as Borrowers, and American AgCredit, PCA, as Agent, dated as of March 11, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 16, 2016)

10.2

First Amendment to Credit Agreement and Waiver between Royal Hawaiian Orchards, L.P., as Borrower, and American AgCredit, FLCA, as Lender, dated as of March 11, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 16, 2016)

11.1+	Statement re Computation of Net Income (Loss) per Class A Unit

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months ended March 31, 2016, filed on May 16, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: May 16, 2016

	By:	/s/ Scott C. Wallace
Scott C. Wallace
President and Chief Executive Officer
(Principal Executive and Financial Officer)