Form 10-Q
period 2016-06-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2016-08-15
CIK 792161

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

PART I  – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$692	$404
Accounts receivable, net	3,551	2,306
Inventories, net	9,793	10,569
Deferred farming costs	2,698	-
Other current assets	586	371
Total current assets	17,320	13,650
Land, orchards and equipment, net	49,919	51,253
Other non-current assets	377	451
Total assets	$67,616	$65,354

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt, net	$13,762	$2,166
Accounts payable	1,863	1,554
Accrued payroll and benefits	874	823
Other current liabilities	328	427
Total current liabilities	16,827	4,970
Non-current benefits	702	703
Long-term debt, net	11,245	19,942
Deferred income tax liability	1,019	1,018
Total liabilities	29,793	26,633
Commitments and contingencies
Partners’ capital
General and limited partners	38,140	39,042
Accumulated other comprehensive loss	(317)	(321)
Total partners’ capital	37,823	38,721
Total liabilities and partners’ capital	$67,616	$65,354

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Orchards revenue	$789	$823	$2,671	$3,700
Branded product sales, net	5,299	4,271	9,183	4,862
Total revenues	6,088	5,094	11,854	8,562
Cost of revenues
Cost of orchards revenue	515	534	1,881	2,530
Cost of branded product sales	4,219	3,030	7,108	3,654
Total cost of revenues	4,734	3,564	8,989	6,184
Gross profit	1,354	1,530	2,865	2,378
General and administrative expenses	551	723	1,364	1,330
Selling expenses	1,006	506	2,122	972
Operating (loss) income	(203)	301	(621)	76
Net loss on sale of property and equipment	(2)	(1)	(4)	(1)
Other income (expense)	73	(1)	185	(277)
Interest expense	(304)	(187)	(585)	(299)
(Loss) income before income taxes	(436)	112	(1,025)	(501)
Income tax expense	61	41	101	86
Net (loss) income	(497)	71	(1,126)	(587)

Other comprehensive loss, net of tax
Pension costs	2	1	4	3
Other comprehensive income, net of tax	2	1	4	3
Comprehensive (loss) income	$(495)	$72	$(1,122)	$(584)

Net (loss) income per Class A Unit	$(0.04)	$0.01	$(0.10)	$(0.05)

Cash distributions per Class A Unit	$-	$-	$-	$-

Weighted average Class A Units outstanding	11,100	11,100	11,100	11,100

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Partners’ capital at beginning of period:
Limited partners	$38,413	$40,576	$39,042	$41,234
Accumulated other comprehensive loss	(319)	(184)	(321)	(186)
	38,094	40,392	38,721	41,048

Proceeds from sale of general partner interest	224	-	224	-
	224	-	224	-

Allocation of net loss:
Limited partners	(497)	71	(1,126)	(587)
	(497)	71	(1,126)	(587)

Accumulated other comprehensive income
Change in pension and severance obligations	2	1	4	3
	2	1	4	3

Partners' capital at end of period:
General and limited partners	38,140	40,647	38,140	40,647
Accumulated other comprehensive loss	(317)	(183)	(317)	(183)
Total partners' capital	$37,823	$40,464	$37,823	$40,464

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,126)	$(587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,539	1,287
Amortization of debt issance costs	24	14
Net loss on sale of property and equipment	4	1
Pension expense	4	3
Increase in accounts receivable	(1,245)	(1,857)
Decrease (increase) in inventory	776	(330)
Increase in deferred farm cost	(2,698)	(2,009)
(Increase) decrease in other current assets	(214)	101
Increase in accounts payable	309	130
Increase (decrease) in accrued payroll	51	(280)
Decrease in accrued expenses & other	(99)	(34)
Total adjustments	(1,549)	(2,974)
Net cash used in operating activities	(2,675)	(3,561)

Cash flows from investing activities:
Capital expenditures	(136)	(9,694)
Net cash used in investing activities	(136)	(9,694)

Cash flows from financing activities:
Debt issuance costs	-	(296)
Proceeds from sale of general partner interest	224
Proceeds from line of credit	4,000	2,810
Repayment of line of credit	(250)	(1,500)
Proceeds from long-term debt	-	13,378
Repayment of long-term debt	(875)	(585)
Net cash provided by financing activities	3,099	13,807

Net increase in cash	288	552
Cash and cash equivalents at beginning of period	404	786
Cash and cash equivalents at end of period	$692	$1,338

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries Royal Hawaiian Resources, Inc. (“RHR”) (through June 30, 2016), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of June 30, 2016, and December 31, 2015, and the results of operations, changes in partners’ capital and cash flows for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year or for any future period.

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

The Partnership’s business has historically been highly seasonal, reflecting the general pattern of peak harvest and sales of macadamia nuts during the fourth quarter.  Commencing in January 2015, the Partnership began inventorying more than 70% of its harvest for use in its branded products segment. The inventoried nuts are sold throughout the year which has reduced seasonality of revenues but increased the inventory balances and costs associated with maintaining such balances.

Management is closely monitoring the Partnership’s cash on hand, cash flow provided by operating activities and borrowings under the Partnership’s revolving credit facility and the Partnership’s ability to fund the Partnership’s operating expenses, fund the sales growth of the branded products’ segment and make required debt service payments for the next 12 months, including payment of the 2015 Bridge Loan (as defined below in Note 9 – Debt) in 2017. To the extent that additional cash is needed, management may pursue sale of bulk kernel inventory and explore additional credit facilities, amendments to existing credit facilities, or equity offerings. There can be no assurance that the Partnership will be successful in generating cash from operations or obtaining debt or equity on terms that are acceptable to the Partnership.

(2)     CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Partnership sold all of the shares of RHR, its general partner, on June 30, 2016 in a related party transaction. See Note 15 – Sale of RHR below for details of the sale. RHR’s income and expenses through June 30, 2016 are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss; however, RHR is no longer included in the Consolidated Balance Sheet.

(3)     NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Partnership believes that adoption will not have a material impact on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amends current presentation guidance by requiring the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The standard requires retrospective application and represents a change in accounting principle. We adopted the provisions of ASU 2015-03 in the first quarter of 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2016 and December 31, 2015, net debt issuance costs of $175,000 and $199,000, respectively, were reclassified in the Consolidated Balance Sheet from other non-current assets to long-term debt.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update deferred the effective date for implementation of this standard by one year. ASU 2014-09 is now effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

(4)     SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are distinct business enterprises that have different products and services, customers, employees and regulatory environments. Both segments are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of Wet-In-Shell macadamia nuts, sale of Dry-In-Shell macadamia nuts, sale of macadamia nut kernel to Royal, revenues from contract farming, and orchard lease income. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel by Royal.

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at a predetermined, fixed price based on cost plus a mark-up, and such transactions are eliminated in consolidation. The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and six months ended June 30, 2016 and 2015. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended June 30, 2016 (in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$789	$5,299	(2)	$-	$6,088
Intersegment revenue	5,554	-		(5,554)	-
Total revenue	$6,343	$5,299		$(5,554)	$6,088

Operating income (loss)	$1,416	$(644)		$(975)	$(203)

Depreciation and amortization	$732	$23		$-	$755

Capital expenditures	$8	$12		$-	$20

Segment assets	$76,739	$14,412		$(23,535)	$67,616

	Three Months Ended June 30, 2015 (in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$823	$4,271	(2)	$-	$5,094
Intersegment revenue	3,731	-		(3,731)	-
Total revenue	$4,554	$4,271		$(3,731)	$5,094

Operating income (loss)	$685	$(32)		$(352)	$301

Depreciation and amortization	$641	$28		$-	$669

Capital expenditures	$9,210	$50		$-	$9,260

Segment assets	$75,748	$13,422		$(25,493)	$63,677

	Six Months Ended June 30, 2016 (in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$2,671	$9,183	(2)	$-	$11,854
Intersegment revenue	10,269	-		(10,269)	-
Total revenue	$12,940	$9,183		$(10,269)	$11,854

Operating income (loss)	$2,059	$(1,408)		$(1,272)	$(621)

Depreciation and amortization	$1,495	$44		$-	$1,539

Capital expenditures	$79	$57		$-	$136

Segment assets	$76,739	$14,412		$(23,535)	$67,616

	Six Months Ended June 30, 2015 (in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$3,700	$4,862	(2)	$-	$8,562
Intersegment revenue	6,176	-		(6,176)	-
Total revenue	$9,876	$4,862		$(6,176)	$8,562

Operating income (loss)	$1,494	$(715)		$(703)	$76

Depreciation and amortization	$1,249	$38		$-	$1,287

Capital expenditures	$9,633	$61		$-	$9,694

Segment assets	$75,748	$13,422		$(25,493)	$63,677

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(5)     INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Nut-in-shell	$-	$-	$-	$139	$-	$139
Dry-in-shell	-	-	-	3,685	-	3,685
Macadamia nut kernel	168	7,269	7,437	-	5,360	5,360
Finished goods	-	1,494	1,494	-	771	771
Farming supplies	293	-	293	287	-	287
Packaging, supplies and ingredients	-	648	648	-	394	394
Allowance for shrink and obsolescence	-	(79)	(79)	-	(67)	(67)

	$461	$9,332	$9,793	$4,111	$6,458	$10,569

(6)     LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$10,745	$10,745
Improvements	2,016	2,016
Machinery and equipment	11,843	8,663
Irrigation well and equipment	2,592	2,592
Producing orchards	76,073	76,073
Construction work-in-progress	49	3,326
Land, orchards and equipment (gross)	103,318	103,415
Less accumulated depreciation and amortization	(53,399)	(52,162)
Land, orchards and equipment (net)	$49,919	$51,253

(7)     DEFERRED FARMING COSTS

Orchard costs (e.g., irrigation, fertilizer, pruning and depreciation) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed or added to inventory over the remainder of the year. For the first six months of 2016, the Partnership recorded a deferred farming cost of $2,698,000.

(8)     INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset at June 30, 2016 was approximately $3.7 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

(9)     DEBT

As of the indicated dates, the Partnership had the following long-term debt outstanding (in thousands):

	June 30, 2016	December 31, 2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$8,750	$5,000
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	4,287	4,725
2015 6-Year Term Loan (due 2021)	4,229	4,594
2015 20-Year Term Loan (due 2035)	5,068	5,133
Other	13	20
Total principal amount of long-term debt	25,182	22,307
Less: unamortized debt issuance costs	(175)	(199)
Total long-term debt, net of unamortized loan fees	25,007	22,108
Less: current portion of long-term debt, net	(13,762)	(2,166)
Long-Term Debt, net of associated unamortized loan fees	$11,245	$19,942

___________________

(1) Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2016(1)	2017	2018	2019	2020	Remaining
Debt	$25,182	$1,101	$13,779	$2,188	$2,188	$1,751	$4,175

_________________________

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

On March 27, 2015, the Partnership and each of its wholly owned subsidiaries RHR, Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment, the Fourth PCA Credit Agreement Amendment, and the Fifth PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

Pursuant to the Amended PCA Credit Agreement, the Revolving Credit Facility, the 2010 Term Loan, the 2015 6-Year Term Loan and the 2015 Bridge Loan (as defined below) are collateralized by all of the personal and real property assets of the Borrowers other than RHR. The Amended PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants.

In connection with the June 2015 acquisition by the Partnership of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees, (the “Becker Property Acquisition”), the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). On June 29, 2015, the Borrowers entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended June 30, 2015. On September 22, 2015, the Borrowers entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended September 30, 2015.

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

In connection with the sale of RHR, on June 30, 2016, the Borrowers executed the Fifth Amendment to Amended and Restated Credit Agreement and Consent (the “Fifth PCA Credit Agreement Amendment”) with American AgCredit, PCA, to remove RHR as a party to the Loan Documents (as defined in the Amended PCA Credit Agreement) and release RHR from liability under the Loan Documents, other than from such liability as it may have as general partner of the Partnership.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from June 30, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at June 30, 2016, was 4.5% per annum.

As of June 30, 2016 and December 31, 2015, the outstanding balance on the Revolving Credit Facility was $8.750 million and $5 million, respectively.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of June 30, 2016 and December 31, 2015, the outstanding balance on the 2010 Term Loan was $4.287 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of June 30, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.229 million and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. Pursuant to the Fourth PCA Credit Agreement, on March 11, 2016, the fixed maturity date trigger for the 2015 Bridge Loan was extended from March 15, 2016, to January 15, 2017. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan will increase to the Base Rate plus 1.00%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers other than RHR, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of both June 30, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA. As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of June 30, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.068 million and $5.133 million, respectively.

(10)     FAIR VALUE MEASUREMENTS

The fair value of the Revolving Credit Facility is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets on the line of credit.

The estimated fair value of the Partnership’s fixed-rate bridge loan and term loans was determined using a discounted cash flow model using an estimated market interest rate of 4.00% in 2016 and 2015 with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$16,432	$16,863	$17,307	$18,023
Revolving credit facility	8,750	8,750	5,000	5,000
	$25,182	$25,613	$22,307	$23,023

The inputs used in determining the fair value of the bridge and term loans and Revolving Credit Facility are classified as Level 3 within the fair value measurement hierarchy.

(11)     PARTNERS’ CAPITAL

Net losses are allocated 1% to the general partner and 99% to the holders of the Class A Units in proportion to the number of Class A Units held.

On June 30, 2016, the partnership sold all of the shares of RHR for $224,000. See Note 15 – Sale of RHR. As a result, partners’ capital increased by $224,000. Partners’ capital includes the general partner interest plus the Class A limited partners’ interest. As the sale occurred on the last day of the quarter, no allocation of net losses were allocated to the general partner.

(12)     PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees who are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net periodic pension cost consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$16	$17	$33	$34
Interest cost	17	16	33	31
Expected return on plan assets	(16)	(17)	(33)	(34)
Amortization of net actuarial loss and prior service cost	2	1	5	3
Net periodic pension cost	$19	$17	$38	$34

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

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$4	$5	$8	$10
Interest Cost	3	3	7	7
Net periodic intermittent severance cost	$7	$8	$15	$17

(14)     COMMITMENTS AND CONTINGENCIES

The Partnership is involved in various commercial claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Partnership assesses these claims in an effort to determine the degree of probability and loss for potential accrual in its financial statements. In accordance with ASC 450, “Contingencies,” an accrual is recorded for a loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable, and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Partnership may be unable to provide a meaningful estimate of loss or recovery due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, the ongoing discovery and/or development of information important to the matter. The Partnership’s material litigation loss contingency is discussed below. The Partnership is unable to estimate reasonably possible losses (in excess of recorded accruals, if any) for this contingency for the reasons set forth below.

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claims that the Partnership failed to exercise “good husbandry” and permitted waste of the orchards through its horticultural practices, and, therefore, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. Pursuant to the lease agreements, the lease terms of the Green Shoe I Lease and Green Shoe II Lease expire in 2019 and 2034, respectively. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. The Partnership believes the claims of the Olson Trust are without merit. The Olson Trust has denied the claims asserted in the Partnership’s cross-claim. On September 17, 2015, the parties signed a Joint Stipulation to Engage in Binding Mediation of Proceedings and to Stay Court Litigation Pending Binding Mediation (the “Joint Stipulation”) to stay the court proceedings pending the issuance of a written report by a panel of three farming experts determining whether the Partnership has been practicing “good husbandry” or “strip or waste” at each orchard. The panel’s report is to include recommendations of any practices or operational changes that should be implemented to bring the leases into compliance with “good husbandry” and to prevent “strip or waste.” The parties have agreed to timely perform all recommendations in the panel’s report. The parties have further agreed that the report shall be enforceable in the state courts of Hawaii to the same extent as an arbitration award. In January 2016, the parties completed their selection of the panel of experts. The panel’s report is due in October 2016.

No amounts have been accrued in the accompanying financial statements due to the uncertainty of the conclusions to be reached by the panel in the final report and the costs involved to implement the panel’s recommendations.

(15)     SALE OF RHR

On June 30, 2016, the Partnership entered into a definitive Stock Purchase Agreement (the “Agreement”) with Crescent River Agriculture LLC, a Wyoming limited liability company (“Crescent River”) and a related party, pursuant to which the Partnership sold all of the issued and outstanding shares of capital stock of RHR to Crescent River for $224,000.

The only asset of RHR consists of a 1% general partnership interest in the Partnership. The general partnership interest is unregistered and non-transferrable. Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, dated as of October 1, 2012, as amended November 1, 2013 (the “Partnership Agreement”), RHR is also entitled to an annual management fee equal to 2% of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of the partnership exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by RHR since it became a wholly-owned subsidiary of the Partnership in 2005. The incentive fee has not been earned by RHR for at least 15 years. As part of the transaction, RHR agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, RHR will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, the Partnership will still be required to reimburse RHR for expenses incurred in managing the Partnership.

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

The Partnership was formed in 1986 as a master limited partnership owning macadamia nut orchards on owned and leased land. In 2000, we acquired farming operations from subsidiaries of C. Brewer and Company, Ltd. In 2012, we established a branded products company to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS® through our wholly owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”). In 2014, we began drying our nuts in Hawaii, which affords us more control over the processing of our nuts as well as reduces our processing costs.

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. In 2016, we launched several new products including macadamia nut milk and macadamia nut butter.

Recent Developments

On June 30, 2016, the Partnership entered into a definitive Stock Purchase Agreement (the “Agreement”) with Crescent River Agriculture LLC, a Wyoming limited liability company (“Crescent River”) and related party, pursuant to which the Partnership sold all of the issued and outstanding shares of capital stock of Royal Hawaiian Resources, Inc., a Hawaii corporation and the general partner of the Partnership (“RHR” or the “General Partner”) to Crescent River for $224,000.

The only asset of the General Partner consists of a one percent general partnership interest in the Partnership. The general partnership interest is unregistered and non-transferrable. Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, dated as of October 1, 2012, as amended November 1, 2013 (the “Partnership Agreement”), the General Partner is also entitled to an annual management fee equal to two percent of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of the partnership exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by the General Partner since it became a wholly subsidiary of the Partnership in 2005. The incentive fee has not been earned by the General Partner for at least 15 years. As part of the transaction, the General Partner agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, the General Partner will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, the Partnership will still be required to reimburse the General Partner for expenses incurred in managing the Partnership.

There will be no immediate impact on the Partnership as a result of the change of ownership of the General Partner. RHR will continue to own its one percent general partnership interest in the Partnership and serve as general partner of the Partnership. The board of directors and officers of the General Partner will remain unchanged. Prior to the sale of RHR, the board of directors of the General Partner self-determined annually on behalf of the Partnership whether any changes should be made to the board of directors. Following the sale, the board of directors of the General Partner will be elected annually by its new shareholder, Crescent River. The sale of RHR returns the management structure of the Partnership to the original structure that was established when the Partnership was formed, which continued in effect until the purchase of the General Partner by the Partnership in 2005. Therefore, no changes to the Partnership Agreement are necessary as a result of the sale.

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

How We Evaluate Our Business

In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and food manufacturing industry. Management evaluates the performance of each segment on the basis of operating income and revenue growth. In addition, we manage our orchards segment based on increased nut-in-shell productivity, farming costs, kernel recovery, cost stabilization and cash flow generation to support investment in our branded products segment and fund other Partnership priorities. We manage our branded products segment based on sales, gross margins and selling expenses. The Partnership accounts for intersegment sales and transfers at a predetermined, fixed price based on cost plus a mark-up, and such transactions are eliminated in consolidation.

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

A substantial portion of our WIS revenues occur from September through February. In addition, weather conditions may affect yields and delay harvesting, which may result in lower than normal production and revenues within a particular fiscal quarter or fiscal year. In the first six months of 2016 and 2015, our crop has been larger than average with lower production in the preceding fourth quarters. Due to the seasonality of our business, a significant amount of working capital is required for much of the harvesting season.

We have three long-term nut purchase agreements with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), expiring in 2029, 2078 and 2080. Under these agreements, all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 19% of our production in 2015, must be sold to and purchased by Mauna Loa at a predetermined price as described below.

Under the IASCO agreements, we are paid based on WIS pounds at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the U.S. Department of Agriculture National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop year ended June 30, 2016 was $0.97 per WIS pound compared to $0.87 per WIS pound in 2015. Due to the increase, Mauna Loa owes us approximately $130,000 more for the 2015-2016 crop year.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies, including estimates of deferred farming costs, accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiaries, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2015 Annual Report.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the three months ended June 30, 2016, net revenue increased $1 million or 20% compared to the same period in 2015. The increase in the three month period was due to a $1 million increase in revenues from the branded products segment as a result of the expansion of our branded products into more stores and the introduction of additional products.

For the six months ended June 30, 2016, net revenue increased $3.3 million or 38% compared to the same period in 2015. The increase in the six month period was due to a $4.3 million increase in revenues from the branded products segment offset by a $1.0 million decrease in orchard revenues. During the six months ended June 30, 2016, revenues from our branded products segment increased as a result of the expansion of our branded products into more stores and the introduction of additional products, and revenues from the orchards segment decreased due to lower WIS pounds sold due to lower production from our IASCO orchards and no sales of DIS as compared to 2015.

For the three months ended June 30, 2016, cost of revenues increased $1.2 million or 33%, compared to the same period in 2015 due to an increase in branded product sales, and we generated a gross profit of $1.4 million and a gross margin of 22%, compared to gross profit of $1.5 million and gross margin of 30% for the same period in 2015. While our branded product sales increased as a percentage of total net sales, our gross margin decreased due to discounts and promotional incentives.

For the six months ended June 30, 2016, cost of revenues increased $2.8 million or 45%, compared to the same period in 2015 due to an increase in bulk kernel and branded product sales offset by lower orchard revenue. For the six months ended June 30, 2016, we generated a gross profit of $2.9 million and a gross margin of 24%, compared to gross profit of $2.4 million and gross margin of 28% for the same period on 2015. The lower gross margin in 2016 was due to the fact that no DIS sales were made in 2016, which DIS sales contributed to the higher gross profit for the six months ended June 30, 2015.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products under an intercompany supply agreement, revenues from contract farming, and orchard lease income.

The tables below show revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three and six months ended June 30, 2016 and 2015. See Note 4 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended (in thousands)
	June 30, 2016	June 30, 2015	Change	% Change
Revenues
External customers	$789	$823	$(34)	(4%)
Intersegment revenue (Royal)	5,554	3,731	1,823	49%
Total revenue	$6,343	$4,554	$1,789	39%

Cost of orchards revenue	$4,591	$3,450	$1,141	33%

Operating income	$1,416	$685	$731	107%

Depreciation and amortization	$732	$641	$91	14%

Capital expenditures	$8	$9,210	$(9,202)	100%

Segment assets	$76,739	$75,748	$991	1%

	Six Months Ended (in thousands)
	June 30, 2016	June 30, 2015	Change	% Change
Revenues
External customers	$2,671	$3,700	$(1,029)	(28%)
Intersegment revenue (Royal)	10,269	6,176	4,093	66%
Total revenue	$12,940	$9,876	$3,064	31%

Cost of orchards revenue	$10,068	$7,513	$2,555	34%

Operating income	$2,059	$1,494	$565	38%

Depreciation and amortization	$1,495	$1,287	$208	16%

Capital expenditures	$79	$9,633	$(9,554)	(99%)

Segment assets	$76,739	$75,748	$991	1%

Revenues from external customers decreased $34,000 to $789,000 for the three months ended June 30, 2016, as compared to $823,000 for the same period in 2015. The decrease was primarily due to the timing of contract farming activities and the IASCO crop offset by a $128,000 increase in lease rental from the Becker orchard acquisition, which was acquired in June 2015. Revenues from external customers for the six months ended June 30, 2016, were $1 million lower than the same period in 2015 because there were no DIS sales in 2016 and the spring 2016 crop was lower than in 2015 offset by an approximately $278,000 increase in lease rental from the Becker orchard. The orchard segment normally sells all non-IASCO nuts as kernel to Royal. However, in 2015 the orchard segment took advantage of strong pricing in DIS to sell approximately $1.2 million of DIS. For the three and six months ended June 30, 2016, intersegment revenue (sales to Royal) increased $1.8 million and $4.1 million, respectively. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled. Intersegment revenue increased due to more kernel being retained and sold to Royal. Phase 1 of our drying facility was not operational until the end of 2014 so more WIS was sold in 2014, resulting in less kernel available for intersegment sale in the first half of 2015 compared to the first half of 2016 when we processed all non-IASCO nuts.

For the three and six months ended June 30, 2016, cost of orchards revenue increased $1.1 and $2.6 million, respectively.  The increase in costs of orchards revenue was due to increased orchard segment revenue due to increased sales. Cost of orchards revenue was 78% of revenue for the first six months of 2016 compared with 76% of revenue for the same period in 2015.

For the three and six months ended June 30, 2016, our operating income increased $731,000 and $565,000, respectively, to $1.4 and $2.1 million, respectively.  The increase in operating income was due to increased revenue, consistent cost of orchard revenue as a percentage of revenue, and relatively flat general and administrative expenses resulting in higher operating income.

For the three months ended June 30, 2016 and 2015, WIS nut production was 415 thousand pounds and 1.1 million pounds, respectively.  The decrease in production in 2016 as compared to the same period in 2015 relates to the timing of the nut drop and the length of the associated flowering season.  In 2015, in the Ka’u region some production carry-over from fall 2014 occurred as a result of delayed nut drop from the fourth quarter of 2014 to the first half of 2015.  However, carryover for the same period in 2016 was lower.  Also, due to a shorter and less robust flowering season for the 2015-2016 crop, production for the second quarter of 2016 decreased compared to the second quarter of 2015.

Farming costs are recognized when our products are sold to external customers. Farming costs related to WIS nuts are capitalized as deferred farming costs until sold to external customers. Farming costs related to our branded products are initially capitalized as deferred farming costs and subsequently added to our branded products inventory until sold to external customers.

Crop Year Production Results. Total macadamia nut production for the 2015-2016 crop year (July 1 to June 30) was 17.4 million WIS pounds, which was 3.5 million pounds less than in the 2014-2015 crop year. Nut production for the 2014-2015 crop year was 1.8 million pounds less than in the 2013-2014 crop year. The lower crop production was the result of a number of factors.  A short flowering season in all locations contributed to a shorter and less robust production period.  In Ka’u, the presence of the Macadamia Felted Coccid in the orchards has continued to negatively impact production.  Further, two windstorms in 2014 and 2015 caused loss of tree limbs and the loss of productive canopy continued to impact production. With the sale of our Mauna Kea orchard in June 2014, we estimate that our production has been reduced by approximately one million pounds per year. Management has increased irrigation and pest control measures at Ka’u in the first six months of 2016. Comparative crop year results by orchard area are shown below:

	WIS Pounds Harvested for Crop Years Ended June 30, (in thousands, except percentages)
	2016	2015	2014	2016 over 2015	2015 over 2014
Keaau	6,776	7,028	6,863	-4%	+2%
Ka’u (Excludes IASCO orchards)	7,390	9,753	10,464	-24%	-7%
Mauna Kea *	-	-	995	-	-
Subtotal	14,166	16,781	18,322	-16%	-8%
IASCO orchards	3,268	4,119	4,398	-21%	-6%
Total Production	17,434	20,900	22,720	-17%	-8%

* Sold in June 2014

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk macadamia nuts and branded macadamia nut products sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for the three and six months ended June 30, 2016 and 2015, are set forth in the following table.

	For the Three Months Ended
	(in thousands, except percentages)
	June 30, 2016			June 30, 2015			Change	% Change

Total gross revenues	$6,150			$4,632			$1,518	33%
Deductions to gross revenues	851			361			490	136%
Net revenues	5,299	100%		4,271	100%		1,028	24%
Total cost of revenues	4,722	89%	(1)	3,493	82%	(1)	1,229	35%
Total gross profit	577	11%	(1)	778	18%	(1)	(201)	(26%)
General and administrative expenses	215	4%	(1)	281	7%	(1)	(66)	(23%)
Selling expenses	1,006	19%	(1)	529	12%	(1)	477	90%
Operating loss	$(644)	(12%)	(1)	$(32)	(1%)	(1)	$(612)	(1913%)

	For the Six Months Ended
	(in thousands, except percentages)
	June 30, 2016			June 30, 2015			Change	% Change

Total gross revenues	$10,593			$5,510			$5,083	92%
Deductions to gross revenues	1,410			648			762	118%
Net revenues	9,183	100%		4,862	100%		4,321	89%
Total cost of revenues	7,918	86%	(1)	4,143	85%	(1)	3,775	91%
Total gross profit	1,265	14%	(1)	719	15%	(1)	546	76%
General and administrative expenses	551	6%	(1)	492	10%	(1)	59	12%
Selling expenses	2,122	23%	(1)	942	19%	(1)	1,180	125%
Operating loss	$(1,408)	(15%)	(1)	$(715)	(15%)	(1)	$(693)	(97%)

(1) As a percentage of net revenues.

Gross segment revenue for the three and six months ended June 30, 2016 increased $1.5 million and $5.1 million, respectively, compared to the same periods in 2015. Net branded products revenue and bulk sales were $5.4 million and $3.8 million, respectively for the six months ended June 30, 2016, compared to $1.1 million and $3.7 million, respectively, for the same period in 2015. The increased gross revenue was due to increased branded product sales. Branded products segment revenues grew over the same period in 2015 due to continued gains in distribution of our branded products and continued strength in the bulk market.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. Deductions to gross revenue increased by approximately $490,000 and $762,000 for the three and six months ended June 30, 2016, respectively, compared with the same period in 2015. The increased deductions were due to introductory sales discounts and promotions related to the increased in overall revenue. We offer a variety of sales and promotion incentives to our customers, such as price discounts, slotting allowances, advertising allowances, in-store displays and consumer coupons.  Slotting allowances are one-time costs paid to gain distribution primarily in the grocery channel and totaled $343,000 and $158,000 for the six months ended June 30, 2016 and 2015, respectively.

Cost of revenues (excluding inter-segment eliminations) for the three and six months ended June 30, 2016, increased by $1.2 million (35%) and $3.8 million (91%), respectively, compared to the same period in 2015. The cost of revenues increased at approximately the same rate as the increase in gross revenues. Our prices for intersegment sales of kernel from the orchards to branded products are set pursuant to an intercompany agreement at a predetermined, fixed price based on cost plus a mark-up.

Operating loss for the branded products segment for the three months and six months ended June 30, 2016, increased $612,000 and $693,000, respectively, over the same periods in 2015 mainly due to higher selling expenses. Selling expenses increased due to higher revenue and due to increased marketing costs related to new product launches.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $551,000 and $1.4 million for the three and six months ended June 30, 2016, respectively, and were $723,000 and $1.3 million for the three and six months ended June 30, 2015. The decrease in general and administrative expenses in the three months ended June 30, 2016 compared to 2015 was mainly attributable to lower legal fees. The increase in general and administrative expenses in the six months ended June 30, 2016 was due to increased staffing in the branded products segment and higher professional service fees in the orchard segment partially offset by lower employee placement and relocation costs.

Selling Expenses

Selling expenses on a consolidated basis were $1.0 million and $2.1 million for the three and six months ended June 30, 2016, respectively, compared to $506,000 and $972,000 for the same period in 2015. The increase in selling expenses in 2016 was attributable to higher storage and handling costs and higher commissions paid to brokers related to the higher volume of branded product sales. Increased advertising costs, product development costs, sales personnel and other selling and marketing expenses also contributed to the increase in selling expenses.

Interest Expense

Interest expense for the three and six months ended June 30, 2016, was $304,000 and $585,000, respectively, compared to $187,000 and $299,000 for the same periods in 2015. The increase in 2016 was attributable to the additional debt incurred in 2015 for our June 2015 acquisition of approximately 736 acres of land located in Keaau, Hawaii, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”), and Phases 1 and 2 of our drying plant as well as a higher outstanding balance on our line of credit.

Other Income and Expenses (net)

Other income, net of other expense, was $73,000 and $185,000 for the three and six months ended June 30, 2016, respectively. The other income for the six months ended June 30, 2016 was primarily attributable to a patronage dividend from AgCredit. Other expense of $277,000 for the six months ended June 30, 2015, was attributable to $280,000 for costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit.

Net Loss on Sale of Property

Losses from the disposition of property for the six months ended June 30, 2016 and 2015, were $4,000 and $1,000, respectively.

Net Loss

For the three months and six months ended June 30, 2016, we recorded net losses of $497,000 and $1.1 million, respectively compared to a net income of $71,000 and net loss of $587,000 for the same periods in 2015. The net loss in the three and six month periods was primarily attributable to increased selling and general and administrative expense in the branded products business, partially offset by higher gross profit and increased income from the orchard segment.

Income Taxes

The Partnership is subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues). For the three and six months ended June 30, 2016, gross income tax expense was $61,000 and $101,000, respectively, compared to a $41,000 and $86,000 gross income tax expense for the same periods in 2015.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of approximately 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset at June 30, 2016, was $3.7 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

Liquidity and Capital Resources

Our businesses are seasonal. Production from our orchard segment normally peaks in the fall and winter; however, farming operations continue year round. In addition, we are increasing our inventory of nuts to support the growth of our branded products. The working capital required for the increases in inventory and accounts receivable from the branded products sales has been funded by cash flow generated from operations, proceeds from the 2014 rights offering and our line of credit.

(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$692	$404
Accounts receivable	3,551	2,306
Inventories	9,793	10,569
Accounts payable	1,863	1,554
Accrued payroll and benefits	874	823
Net working capital (1)	493	8,680

(1)	Working capital consists of total current assets less total current liabilities.

At June 30, 2016, our working capital was $493,000 and our current ratio (current assets/current liabilities) was 1.03-to-1, compared to working capital of $8.7 million and a current ratio of 2.75-to-1 at December 31, 2015. The decrease in working capital as of June 30, 2016, was mainly due to the 2015 Bridge Loan (as defined below) and the Revolving Credit Facility (as defined below) becoming current and also an increase in accounts receivable due to increased sales in the first six months of 2016. In 2015, we increased our borrowings under our credit facilities, including the 2015 Bridge Loan of $2.835 million that was used to finance the acquisition of orchards. The 2015 Bridge Loan matures January 15, 2017 or, if earlier, the date that we receive proceeds from any issuance of equity. Management is closely monitoring our cash on hand, cash flow provided by operating activities and borrowings under our Revolving Credit Facility and our ability to fund our operating expenses, fund the sales growth of the branded products’ segment and make required debt service payments for the next 12 months, including payment of the 2015 Bridge Loan in 2017. To the extent that additional cash is needed, management may pursue sale of bulk kernel inventory and explore additional credit facilities, amendments to existing credit facilities, or equity offerings. There can be no assurance that we will be successful in generating cash from operations or obtaining debt or equity on terms that are acceptable to us.

Debt

As of the indicated dates, we had the following long-term debt outstanding (in thousands):

	June 30, 2016	December 31, 2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$8,750	$5,000
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	4,287	4,725
2015 6-Year Term Loan (due 2021)	4,229	4,594
2015 20-Year Term Loan (due 2035)	5,068	5,133
Other	13	20
Total principal amount of long-term debt	25,182	22,307
Less: unamortized debt issuance costs	(175)	(199)
Total long-term debt, net of unamortized loan fees	25,007	22,108
Less: current portion of long-term debt, net	(13,762)	(2,166)
Long-Term Debt, net of associated unamortized loan fees	$11,245	$19,942

_________________________

(1)   Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2016(1)	2017	2018	2019	2020	Remaining
Debt	$25,182	$1,101	$13,779	$2,188	$2,188	$1,751	$4,175

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

On March 27, 2015, we and each of our wholly owned subsidiaries RHR, Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent, entered into an Amended and Restated Credit Agreement that amended and restated the terms of our outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment, the Fourth PCA Credit Agreement Amendment, and the Fifth PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

Pursuant to the Amended PCA Credit Agreement, the Revolving Credit Facility, the 2010 Term Loan, the 2015 6-Year Term Loan and the 2015 Bridge Loan (as defined below) are collateralized by all of the personal and real property assets of the Borrowers other than RHR.

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

Management believes that the Consolidated EBITDA Covenant is a material term of the Amended PCA Credit Agreement and that information about the Consolidated EBITDA Covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

Four Quarters ended June 30, 2016
(in thousands)
Consolidated Net Loss	$(2,731)
Total interest expense	1,087
Income taxes	144
Depreciation and amortization	2,895
Consolidated EBITDA	$1,395

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

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan from March 15, 2016 to January 15, 2017; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016 from the Base Rate plus 0.75% to the Base Rate plus 1.00%; (iii) reduce the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement) (A) for the quarter ending March 31, 2016 from $3,500,000 to $1,000,000, (B) for the quarter ending June 30, 2016 from $4,000,000 to $1,250,000, (C) for the quarter ending September 30, 2016 from $5,000,000 to $2,000,000, and (D) for the quarter ending December 31, 2016 from $5,000,000 to $4,000,000; and (iv) waive our non-compliance with the Consolidated EBITDA covenant for the quarter ended December 31, 2015. For quarters ending March 31, 2017, and all future quarters, the minimum Consolidated EBITDA requirement remains at $5,000,000. Our actual Consolidated EBITDA for the four-quarter period ended June 30, 2016, was $1.395 million.

In connection with the sale of RHR, on June 30, 2016, the Borrowers executed the Fifth Amendment to Amended and Restated Credit Agreement and Consent (the “Fifth PCA Credit Agreement Amendment”) with American AgCredit, PCA, to remove RHR as a party to the Loan Documents (as defined in the Amended PCA Credit Agreement) and release RHR from liability under the Loan Documents, other than from such liability as it may have as general partner of the Partnership.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from June 30, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at June 30, 2016, was 4.5% per annum.

As of June 30, 2016, the outstanding balance on the Revolving Credit Facility was $8.75 million, compared with a $5.0 million balance outstanding as of December 31, 2015.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of June 30, 2016 and December 31, 2015, the outstanding balance on the 2010 Term Loan was $4.287 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of June 30, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $4.229 and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that we receive net proceeds from any issuance of equity, subject to certain exceptions. Pursuant to the Fourth PCA Credit Agreement Amendment, the fixed maturity date trigger for the 2015 Bridge Loan was extended from March 15, 2016, to January 15, 2017. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan will increase to the Base Rate plus 1.00%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers other than RHR, including a second priority interest in the properties acquired in the Becker Property Acquisition. We used the proceeds of the 2015 Bridge Loan on June 16, 2015, for the Becker Property Acquisition. As of both June 30, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (as amended by the First FLCA Credit Agreement Amendment (defined below), the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, we executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA. As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of June 30, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $5.068 million and $5.133, respectively.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash and cash equivalents at beginning of period	$404	$786
Net cash used in operating activities	(2,675)	(3,561)
Net cash used in investing activities	(136)	(9,694)
Net cash provided by financing activities	3,099	13,807
Cash and cash equivalents at end of period	692	1,338

Operating Cash Flow. Net cash used in operating activities for the six months ended June 30, 2016 and 2015, was $2.7 million and $3.6 million, respectively, a decrease of $886,000. The increased net loss of $539,000 for the first six months of 2016 was offset by an increase in depreciation and amortization expense of $252,000 and positive changes in asset and liability balances so that cash used in operating activities was $886,000 less than the same period in 2015. Inventory decreased in the first six months of 2016 due to a larger overall inventory balance at the beginning of the year and increased branded product sales. The accounts receivable increase was due to the increase in branded product sales compared to the same period in 2015. The increase in deferred farming costs was due to an unusually large crop in the first quarter of 2015 which resulted in less costs being deferred in the first half of 2015 as well as increased costs of irrigation and pest control in the six months ended June 30, 2016. The orchard segment is seasonal with the highest levels of production in the first and fourth quarter of the year. As discussed in Note 7 – Deferred Farming Cost to the accompanying financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, costs related to maintaining the orchards and preparing for harvest are deferred. As we have become more vertically integrated, the timing of operating cash flows has changed as our nuts are being inventoried and sold throughout the year.

Investing Cash Flow. Cash used in investing activities of $136,000 in the six months ended June 30, 2016, was used for small equipment purchases, and of the $9.7 million of cash used in investing activities in the six months ended June 30, 2015, $1.6 million was used to purchase equipment for Phase 2 of our drying plant and $8.1 million was used for the purchase of orchards.

Financing Cash Flow. Financing activities for the six months ended June 30, 2016, consisted of proceeds of $4.0 million under our Revolving Credit Facility and $224,000 received from the sale of the General Partner. We made payments on our long term debt in the amount of $1.1 million, which includes $250,000 on our Revolving Credit Facility, during the six months ended June 30, 2016.

Financing activities for the six months ended June 30, 2015, consisted of proceeds from long term borrowings of $13.4 million and borrowings of $2.8 million under our revolving credit facility. The long term borrowings were used for construction of drying tanks and for the purchase of orchards. Payments on long-term borrowings in the amount of $585,000 and repayments of $1.5 million on our revolving credit facility were made during the six months ended June 30, 2015. Debt issuance fees of $296,000 were incurred in the six months ended June 30, 2015.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	estimates of deferred farming costs and the timing of the recognition of such costs;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of kernel produced in our orchards segment that will be inventoried and used in our branded products;
●	estimated production;
●	delays of the harvesting season into future fiscal years;
●	increase or decreases in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	future economic performance;
●	industry trends;
●	legal proceedings;
●

our ability to fund operating expenses, fund the sales growth of the branded products segment and make required debt service payments from cash on hand, cash flow provided by operating activities and borrowings under our revolving credit facility;

●	expected impact of new accounting standards on our financial statements;
●	the effectiveness of our disclosure controls and procedures and internal controls over financial reporting; and
●	plans to continue to improve our internal control over financial reporting.

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

●	market acceptance of our products in the branded segment;
●	the availability and cost of raw materials;
●	changes in fuel and labor costs;
●	our ability to raise capital from the sale of inventory, additional or amended credit facilities, or equity offerings;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer/Principal Financial Officer of the managing general partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Principal Executive Officer/Principal Financial Officer has concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Principal Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weaknesses Completed

Management of the Partnership identified control deficiencies related to our account reconciliation process and inadequate segregation of duties that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2015, which continued as of March 31, 2016. With oversight from our Audit Committees, management dedicated itself to remediating the control deficiencies that gave rise to the material weaknesses in our control over financial reporting. As of June 30, 2016, the following measures, among others, have been implemented to address the material weaknesses identified as of December 31, 2015 and March 31, 2016:

●	We hired two new accounting staff members in order to achieve an effective control environment;
●	We hired a controller to fill the vacancy resulting from the departure of our previous controller; and
●	We changed our Principal Financial Officer to a person with greater accounting and financial experience and expertise.

As a result of these actions, management concluded that the previously identified material weaknesses were remedied at June 30, 2016. Although management concluded that the material weaknesses in our internal control over financial reporting have been remediated, we expect to continue implementing measures to improve our internal control over financial reporting, including upgrading our financial accounting systems and recruiting further accounting and/or finance staff, as necessary, in order to maintain an effective control environment while growing our branded products segment.

We cannot assure that additional material weaknesses will not arise in the future.

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
3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on October 4, 2012), as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 4, 2013)

10.3

Stock Purchase Agreement by and between Royal Hawaiian Orchards, L.P., and Crescent River Agriculture LLC, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 6, 2016)

10.4

Management and Incentive Fee Waiver Agreement by and between Royal Hawaiian Orchards, L.P., and Royal Hawaiian Resources, Inc., dated as of June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 6, 2016)

10.5

Fifth Amendment to Amended and Restated Credit Agreement and Consent among Royal Hawaiian Orchards, L.P., Royal Hawaiian Resources, Inc., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., as Borrowers, and American AgCredit, PCA, as Agent, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 6, 2016)

11.1+	Statement re Computation of Net Income (Loss) per Class A Unit

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months ended June 30, 2016, filed on August 15, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: August 15, 2016

	By:	/s/ Bradford Nelson
Bradford Nelson
President
(Principal Executive and Financial Officer)