Form 10-Q
period 2016-09-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2016-11-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

 i

PART II – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$759	$404
Accounts receivable, net	1,908	2,306
Inventories, net	7,751	10,569
Deferred farming costs	3,175	-
Other current assets	875	371
Total current assets	14,468	13,650
Land, orchards and equipment, net	49,218	51,253
Other non-current assets	341	451
Total assets	$64,027	$65,354

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt, net	$12,008	$2,166
Accounts payable	981	1,554
Accrued payroll and benefits	970	823
Other current liabilities	92	427
Total current liabilities	14,051	4,970
Non-current benefits	703	703
Long-term debt, net	10,479	19,942
Deferred income tax liability	987	1,018
Total liabilities	26,220	26,633
Commitments and contingencies
Partners’ capital
General and limited partners	38,123	39,042
Accumulated other comprehensive loss	(316)	(321)
Total partners’ capital	37,807	38,721
Total liabilities and partners’ capital	$64,027	$65,354

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Revenues
Orchards revenue	$727	$1,129	$3,398	$4,829
Branded product sales, net	6,839	3,557	16,022	8,419
Total revenues	7,566	4,686	19,420	13,248
Cost of revenues
Cost of orchards revenue	774	955	2,655	3,484
Cost of branded product sales	5,000	2,330	12,108	5,983
Total cost of revenues	5,774	3,285	14,763	9,467
Gross profit	1,792	1,401	4,657	3,781
General and administrative expenses	720	901	2,084	2,232
Selling expenses	947	515	3,069	1,487
Operating income (loss)	125	(15)	(496)	62
Net loss on sale of property and equipment	-	-	(4)	(1)
Other income (expense)	189	92	374	(188)
Interest expense	(313)	(270)	(898)	(568)
Income (loss) before income taxes	1	(193)	(1,024)	(695)
Income tax expense	18	23	119	108
Net loss	(17)	(216)	(1,143)	(803)

Other comprehensive loss, net of tax
Pension costs	1	2	5	5
Other comprehensive income, net of tax	1	2	5	5
Comprehensive loss	$(16)	$(214)	$(1,138)	$(798)

Net loss per Class A Unit	$(0.00)	$(0.02)	$(0.10)	$(0.07)

Cash distributions per Class A Unit	$-	$-	$-	$-

Weighted average Class A Units outstanding	11,100	11,100	11,100	11,100

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Partners’ capital at beginning of period:
General and limited partners	$38,140	$40,647	$39,042	$41,234
Accumulated other comprehensive loss	(317)	(183)	(321)	(186)
	37,823	40,464	38,721	41,048

Proceeds from sale of general partner interest	-	-	224	-
	-	-	224	-

Allocation of net loss:
General and limited partners	(17)	(216)	(1,143)	(803)
	(17)	(216)	(1,143)	(803)

Accumulated other comprehensive income
Change in pension and severance obligations	1	2	5	5
	1	2	5	5

Partners' capital at end of period:
General and limited partners	38,123	40,431	38,123	40,431
Accumulated other comprehensive loss	(316)	(181)	(316)	(181)
Total partners' capital	$37,807	$40,250	$37,807	$40,250

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,143)	$(803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,307	2,022
Amortization of debt issance costs	31	39
Net loss on sale of property and equipment	4	1
Pension expense	6	5
Decrease in accounts receivable	398	139
Decrease (increase) in inventory	2,818	(1,577)
Increase in deferred farm cost	(3,175)	(2,239)
(Increase) decrease in other current assets	(535)	155
(Decrease) Increase in accounts payable	(573)	339
Increase (decrease) in accrued payroll and benefits	147	(82)
(Decrease) Increase in accrued expenses & other current liabilities	(335)	402
Total adjustments	1,093	(796)
Net cash used in operating activities	(50)	(1,599)

Cash flows from investing activities:
Capital expenditures	(167)	(11,130)
Net cash used in investing activities	(167)	(11,130)

Cash flows from financing activities:
Debt issuance costs	-	(296)
Proceeds from sale of general partner interest	224
Proceeds from line of credit	4,000	2,810
Repayment of line of credit	(2,000)	(1,810)
Proceeds from long-term debt	-	13,378
Repayment of long-term debt	(1,652)	(1,069)
Net cash provided by financing activities	572	13,013

Net increase in cash	355	284
Cash and cash equivalents at beginning of period	404	786
Cash and cash equivalents at end of period	$759	$1,070

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership, organized under the laws of the State of Delaware in 1986. The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries Royal Hawaiian Resources, Inc. (“RHR”) (through June 30, 2016), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of September 30, 2016, and December 31, 2015, and the results of operations, changes in partners’ capital and cash flows for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year or for any future period.

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

(2)     CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated. On June 30, 2016, the Partnership sold all of the shares of RHR, its general partner, in a related party transaction. See Note 15 – Sale of RHR below for details of the sale.

(3)     NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amends current presentation guidance by requiring the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The standard requires retrospective application and represents a change in accounting principle. The Partnership adopted the provisions of ASU 2015-03 in the first quarter of 2016, and prior period amounts have been reclassified to conform to the current period presentation. Net debt issuance costs of $220,000 and $199,000 were reclassified in the Consolidated Balance Sheet and segment disclosures from other non-current assets to long-term debt for the prior periods ending September 30, 2015 and December 31, 2015, respectively.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date for implementation of this standard by one year. ASU 2014-09 is now effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

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

Management evaluates the performance of each segment on the basis of operating income and revenue growth. The Partnership accounts for intersegment sales and transfers at a predetermined, fixed price based on cost plus a mark-up, and such transactions are eliminated in consolidation. The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and nine months ended September 30, 2016 and 2015. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended September 30, 2016
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$727	$6,839	(2)	$-	$7,566
Intersegment revenue	389	-		(389)	-
Total revenue	$1,116	$6,839		$(389)	$7,566

Operating income (loss)	$(518)	$(150)		$793	$125

Depreciation and amortization	$745	$23		$-	$768

Capital expenditures	$31	$-		$-	$31

Segment assets	$73,439	$8,257		$(17,669)	$64,027

	Three Months Ended September 30, 2015
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$1,129	$3,557	(2)	$-	$4,686
Intersegment revenue	2,252	-		(2,252)	-
Total revenue	$3,381	$3,557		$(2,252)	$4,686

Operating income (loss)	$(2)	$8		$(21)	$(15)

Depreciation and amortization	$725	$9		$-	$734

Capital expenditures	$1,422	$21		$-	$1,443

Segment assets	$69,471	$4,642		$(10,575)	$63,538

	Nine Months Ended September 30, 2016
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$3,398	$16,022	(2)	$-	$19,420
Intersegment revenue	10,658	-		(10,658)	-
Total revenue	$14,056	$16,022		$(10,658)	$19,420

Operating income (loss)	$1,541	$(1,558)		$(479)	$(496)

Depreciation and amortization	$2,239	$68		$-	$2,307

Capital expenditures	$108	$59		$-	$167

Segment assets	$73,439	$8,257		$(17,669)	$64,027

	Nine Months Ended September 30, 2015
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$4,829	$8,419	(2)	$-	$13,248
Intersegment revenue	8,428	-		(8,428)	-
Total revenue	$13,257	$8,419		$(8,428)	$13,248

Operating income (loss)	$1,492	$(705)		$(725)	$62

Depreciation and amortization	$1,975	$47		$-	$2,022

Capital expenditures	$11,053	$77		$-	$11,130

Segment assets	$69,471	$4,642		$(10,575)	$63,538

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(5)     INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Nut-in-shell	$483	$-	$483	$139	$-	$139
Dry-in-shell	1,743	-	1,743	3,685	-	3,685
Macadamia nut kernel	113	2,592	2,705	-	5,360	5,360
Finished goods	-	1,878	1,878	-	771	771
Farming supplies	286	-	286	287	-	287
Packaging, supplies and ingredients	-	673	673	-	394	394
Allowance for shrink and obsolescence	-	(17)	(17)	-	(67)	(67)

	$2,625	$5,126	$7,751	$4,111	$6,458	$10,569

(6)     LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land	$10,745	$10,745
Improvements	2,016	2,016
Machinery and equipment	11,802	8,663
Irrigation well and equipment	2,592	2,592
Producing orchards	76,073	76,073
Construction work-in-progress	40	3,326
Land, orchards and equipment (gross)	103,268	103,415
Less accumulated depreciation and amortization	(54,050)	(52,162)
Land, orchards and equipment (net)	$49,218	$51,253

(7)     DEFERRED FARMING COSTS

Orchard costs (e.g., irrigation, fertilizer, pruning and depreciation) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed or added to inventory over the remainder of the year. For the first nine months of 2016, the Partnership recorded a deferred farming cost of $3,175,000. At December 31, 2015, all farming costs not expensed to cost of goods sold were included in inventory.

(8)     INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset at September 30, 2016 was approximately $3.8 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

(9)     DEBT

As of the indicated dates, the Partnership had the following long-term debt outstanding (in thousands):

	September 30,	December 31,
	2016	2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$7,000	$5,000
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	3,938	4,725
2015 6-Year Term Loan (due 2021)	3,937	4,594
2015 20-Year Term Loan (due 2035)	4,936	5,133
Other	9	20
Total principal amount of long-term debt	22,655	22,307
Less: unamortized debt issuance costs	(168)	(199)
Total long-term debt, net of unamortized loan fees	22,487	22,108
Less: current portion of long-term debt, net	(12,008)	(2,166)
Long-Term Debt, net of associated unamortized loan fees	$10,479	$19,942

___________________

(1) Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2016(1)	2017	2018	2019	2020	Remaining
Debt	$22,655	$324	$12,029	$2,188	$2,188	$1,751	$4,175

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

On November 9, 2016, the Borrowers (no longer including RHR) executed a Waiver Agreement with American AgCredit, PCA, pursuant to which American AgCredit, PCA, waived the Partnership’s noncompliance with the Consolidated EBITDA covenant for the quarter ended September 30, 2016.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from June 30, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at September 30, 2016, was 4.75% per annum.

As of September 30, 2016 and December 31, 2015, the outstanding balance on the Revolving Credit Facility was $7 million and $5 million, respectively.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of September 30, 2016 and December 31, 2015, the outstanding balance on the 2010 Term Loan was $3.938 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of September 30, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $3.937 million and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. Pursuant to the Fourth PCA Credit Agreement, on March 11, 2016, the fixed maturity date trigger for the 2015 Bridge Loan was extended from March 15, 2016, to January 15, 2017. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers other than RHR, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of both September 30, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA. As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of September 30, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $4.936 million and $5.133, respectively.

(10)     FAIR VALUE MEASUREMENTS

The fair value of the Revolving Credit Facility is approximately the carrying value due to the variability of the interest rate and frequency that the interest rate resets on the line of credit.

The estimated fair value of the Partnership’s bridge loan and term loans was determined using a discounted cash flow model with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	September 30,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$15,655	$15,960	$17,307	$18,023
Revolving credit facility	7,000	7,000	5,000	5,000
	$22,655	$22,960	$22,307	$23,023

The inputs used in determining the fair value of the bridge and term loans and Revolving Credit Facility are classified as Level 3 within the fair value measurement hierarchy.

(11)     PARTNERS’ CAPITAL

Net losses are allocated 1% to the general partner and 99% to the holders of the Class A Units in proportion to the number of Class A Units held.

On June 30, 2016, the partnership sold all of the issued and outstanding shares of capital stock of RHR for $224,000 See Note 15 – Sale of RHR. As a result, partners’ capital increased by $224,000. Partners’ capital includes the general partner interest plus the Class A limited partners’ interest.

(12)     PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees who are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net periodic pension cost consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$16	$17	$49	$51
Interest cost	17	15	50	46
Expected return on plan assets	(16)	(17)	(49)	(51)
Amortization of net actuarial loss and prior service cost	1	2	5	5
Net periodic pension cost	$18	$17	$55	$51

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

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$4	$5	$12	$15
Interest Cost	4	3	10	9
Net periodic intermittent severance cost	$8	$8	$22	$24

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claims that the Partnership failed to exercise “good husbandry” and permitted waste of the orchards through its horticultural practices, and, therefore, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. Pursuant to the lease agreements, the lease terms of the Green Shoe I Lease and Green Shoe II Lease expire in 2019 and 2034, respectively. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, the Partnership filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of the Partnership for breach of contract, unfair and deceptive competition, and injunctive relief, among others. The Partnership believes the claims of the Olson Trust are without merit. The Olson Trust has denied the claims asserted in the Partnership’s cross-claim. On September 17, 2015, the parties signed a Joint Stipulation to Engage in Binding Mediation of Proceedings and to Stay Court Litigation Pending Binding Mediation (the “Joint Stipulation”) to stay the court proceedings pending the issuance of a written report by a panel of three farming experts determining whether the Partnership has been practicing “good husbandry” or “strip or waste” at each orchard. The panel’s report is to include recommendations of any practices or operational changes that should be implemented to bring the leases into compliance with “good husbandry” and to prevent “strip or waste.” The parties have agreed to timely perform all recommendations in the panel’s report. The parties have further agreed that the report shall be enforceable in the state courts of Hawaii to the same extent as an arbitration award. In January 2016, the parties completed their selection of the panel of experts. The panel’s report was due in October 2016. However, on October 4, 2016, the parties filed a Joint Stipulation to Stay Binding Mediation Proceedings with the court mutually agreeing to stay the binding mediation proceedings for forty-five days, or such additional period as agreed upon by the parties in writing, in order to work on a settlement. Either party may terminate the stay upon ten days’ written notice after October 24, 2016, the date on which the parties completed their exchange of initial settlement offers. If the parties are unable to conclude a definitive settlement agreement, the panel of experts will resume preparing its report.

No amounts have been accrued in the accompanying financial statements due to the uncertainty of (i) the ability of parties to reach a settlement and the terms of any such settlement, and (ii) the conclusions to be reached by the panel in the final report and the costs involved to implement the panel’s recommendations.

(15)     SALE OF RHR

On June 30, 2016, the Partnership entered into a definitive Stock Purchase Agreement (the “Agreement”) with Crescent River Agriculture LLC, a Wyoming limited liability company (“Crescent River”) and a related party, pursuant to which the Partnership sold all of the issued and outstanding shares of capital stock of RHR to Crescent River for $224,000.

The only asset of RHR consists of a one percent general partnership interest in the Partnership. The general partnership interest is unregistered and non-transferrable. Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, dated as of October 1, 2012, as amended November 1, 2013 (the “Partnership Agreement”), RHR is also entitled to an annual management fee equal to two percent of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of the partnership exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by RHR since it became a wholly-owned subsidiary of the Partnership in 2005. The incentive fee has not been earned by RHR for at least 15 years. As part of the transaction, RHR agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, RHR will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, the Partnership will still be required to reimburse RHR for expenses incurred in managing the Partnership.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”). This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our 2015 Annual Report on Form 10-K.

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

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. In 2016, we launched several new products, including macadamia nut milk and macadamia nut butter.

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

Our branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel. Substantial advertising and promotional expenditures are required to introduce a new product or maintain or improve a brand’s market position. Promotional allowances, such as slotting fees, are netted against our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues. Accordingly, our future success depends, in large part, on our ability to effectively maximize the return on these expenditures to implement our growth strategy of expanding distribution, improving placement of our products and attracting new customers to our brand.

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

A substantial portion of our WIS revenues occur from September through February. In addition, weather conditions may affect yields and delay harvesting, which may result in lower than normal production and revenues within a particular fiscal quarter or fiscal year. In the first nine months of 2015, our crop was larger than average with lower production in the subsequent fourth quarter. While our crop in the first half of 2016 was larger than average, a late start to the 2016-2017 crop year has resulted in the crop through the first nine months of 2016 being lower than the same period in 2015. Due in part to the late start of the 2016-2017 crop year, we are anticipating that the crop in the fourth quarter may be smaller than average with harvest delayed into the first quarter of the next year. Due to the seasonality of our business, a significant amount of working capital is required for much of the harvesting season.

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

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the three months ended September 30, 2016, net revenue increased $2.9 million or 61% compared to the same period in 2015. The increase in the three month period was due to a $3.3 million increase in revenues from the branded products and bulk kernel sales offset by a $402,000 decrease in orchard revenue due to the late start of the fall harvest resulting from a late flowering.

For the nine months ended September 30, 2016, net revenue increased $6.2 million or 47% compared to the same period in 2015. The increase in the nine month period was due to a $7.6 million increase in revenues from branded products and bulk kernel sales offset by a $1.4 million decrease in orchard revenues. During the nine months ended September 30, 2016, revenues from our branded products segment increased as a result of the expansion of our branded products into more stores, the introduction of additional products and increased sales of bulk kernel, and revenues from the orchards segment decreased due to lower WIS pounds sold due to lower production from our IASCO orchards, no sales of DIS and a late start to the fall 2016 harvest as compared to the same period in 2015.

For the three months ended September 30, 2016, cost of revenues increased $2.5 million or 76%, compared to the same period in 2015 due to an increase in branded product sales, and we generated a gross profit of $1.8 million and a gross margin of 24%, compared to gross profit of $1.4 million and gross margin of 30% for the same period in 2015. While our branded product sales increased as a percentage of total net sales, our gross margin decreased due to discounts and promotional incentives as well as an increase in bulk kernel sales that have lower gross margin than branded products. Cost of orchard revenue for the three months ended September 30, 2016 was 19% lower than the same period in 2015 and was higher than orchard revenue primarily due to an adjustment in the standard cost for 2016, which resulted from a reduction of forecasted nuts due to timing of the start of the fall 2016 harvest.

For the nine months ended September 30, 2016, cost of revenues increased $5.3 million or 56%, compared to the same period in 2015 due to an increase in bulk kernel and branded product sales offset by lower orchard cost. For the nine months ended September 30, 2016, we generated a gross profit of $4.7 million and a gross margin of 24%, compared to gross profit of $3.8 million and gross margin of 29% for the same period on 2015. The lower gross margin in the first nine months of 2016 was due to the fact that no DIS sales were made in 2016, which DIS sales contributed to the higher gross profit for the nine months ended September 30, 2015, and a late start to the fall 2016 harvest, which resulted in a change to standard cost which was absorbed in the third quarter.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products under an intercompany supply agreement, revenues from contract farming, and orchard lease income.

The tables below show revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three and nine months ended September 30, 2016 and 2015. See Note 4 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended
	(in thousands)
	September 30,
	2016	2015	Change	% Change
Revenues
External customers	$727	$1,129	$(402)	(36%	)
Intersegment revenue (Royal)	389	2,252	(1,863)	(83%	)
Total revenue	$1,116	$3,381	$(2,265)	(67%	)

Cost of orchards revenue	$1,082	$2,711	$(1,629)	(60%	)

Operating income	$(518)	$(2)	$(516)	100%

Depreciation and amortization	$744	$725	$19	3%

Capital expenditures	$31	$1,422	$(1,391)	(98%	)

Segment assets	$73,439	$69,471	$3,968	6%

	Nine Months Ended
	(in thousands)
	September 30,
	2016	2015	Change	% Change
Revenues
External customers	$3,398	$4,829	$(1,431)	(30% )
Intersegment revenue (Royal)	10,658	8,428	2,230	26%
Total revenue	$14,056	$13,257	$799	6%

Cost of orchards revenue	$11,150	$10,224	$926	9%

Operating income	$1,541	$1,492	$49	3%

Depreciation and amortization	$2,239	$1,975	$264	13%

Capital expenditures	$108	$11,053	$(10,945)	(99% )

Segment assets	$73,439	$69,471	$3,968	6%

Revenues from external customers decreased $402,000 to $727,000 for the three months ended September 30, 2016, as compared to $1.1 million for the same period in 2015. The decrease was primarily due to a late start to the fall harvest. Revenues from external customers for the nine months ended September 30, 2016, were $1.4 million lower than the same period in 2015, because there were no DIS sales in 2016, the spring 2016 crop was lower than in 2015, and the fall 2016 harvest started late, offset by an approximately $279,000 increase in lease rental income from the Becker orchard which was acquired in June 2015. The orchard segment normally sells all non-IASCO nuts as kernel to Royal. However, in 2015, the orchard segment took advantage of strong pricing in DIS to sell approximately $1.2 million of DIS. For the three and nine months ended September 30, 2016, intersegment revenue (sales to Royal) decreased $1.9 million and increased $2.2 million, respectively. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled. Intersegment revenue increased for the nine months ended September 30, 2016, due to more kernel being retained and sold to Royal. Phase 1 of our drying facility was not operational until the end of 2014, so more WIS was sold in 2014, resulting in less kernel available for intersegment sale in the first half of 2015 compared to the first half of 2016 when we processed all non-IASCO nuts. Intersegment revenue decreased for the three months ended September 30, 2016, due to a larger crop in spring 2015, which resulted in more sales of kernel to Royal in the third quarter of 2015 as compared to the third quarter of 2016.

For the three and nine months ended September 30, 2016, cost of orchards revenue decreased $1.6 million and increased $926,000, respectively. The decrease in cost of orchards revenue for the three months ended September 30, 2016 compared to the same period in 2015 was due to lower revenue. The increase in costs of orchards revenue for the nine months ended September 30, 2016 as compared to the same period in 2015 was due to increased orchard segment revenue due to increased sales. Cost of orchards revenue was 79% of revenue for the first nine months of 2016 compared with 77% of revenue for the same period in 2015.

For the three and nine months ended September 30, 2016, our operating loss increased $516,000 and operating income decreased $49,000, respectively, to ($518,000) and $1.5 million, respectively. The increase in operating loss was due to higher costs in the third quarter due to a revision of the standard cost. Operating income for the nine-month period was similar to the same period in 2015. Higher revenue in 2016 was offset by higher cost of revenue.

For the three months ended September 30, 2016 and 2015, WIS nut production was 2.6 million pounds and 4.7 million pounds, respectively. For the nine months ended September 30, 2016 and 2015, WIS nut production was 7.6 million pounds and 11.1 million pounds, respectively. The decrease in production in 2016 as compared to the same periods in 2015 relates to the timing of the nut drop and the length of the associated flowering season. For the three months ended September 30, 2016, the production was lower than the same period in 2015 due to a late start to the 2016 fall harvest due to later than average flowering in all of our orchards. In 2015, in the Ka’u region some production carry-over from fall 2014 occurred as a result of delayed nut drop from the fourth quarter of 2014 to the first half of 2015. However, carryover for the same period in 2016 was lower. That lower carryover, combined with the late start to the 2016 fall harvest, resulted in lower production for the nine month period ended September 30, 2016.

Farming costs are recognized when our products are sold to external customers. Farming costs related to WIS nuts are capitalized as deferred farming costs until sold to external customers. A change in the standard cost due to lower production in 2016 resulted in a reduction of deferred farming costs for the third quarter and a corresponding increase to cost of orchard revenue and inventory. Farming costs related to our branded products are initially capitalized as deferred farming costs and subsequently added to our branded products inventory until sold to external customers.

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk macadamia nuts and branded macadamia nut products sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for the three and nine months ended September 30, 2016 and 2015, are set forth in the following table.

	For the Three Months Ended
	(in thousands, except percentages)
	September 30, 2016			September 30, 2015			Change	% Change

Total gross revenues	$7,395			$3,857			$3,538	92%
Deductions to gross revenues	556			300			256	85%
Net revenues	6,839	100%		3,557	100%		3,282	92%
Total cost of revenues	5,756	84	%(1)	2,804	79	%(1)	2,952	105%
Total gross profit	1,083	16	%(1)	753	21	%(1)	330	(44% )
General and administrative expenses	286	4	%(1)	229	6	%(1)	57	(25% )
Selling expenses	947	14	%(1)	515	14	%(1)	432	84%
Operating (loss) income	$(150)	(2%	)(1)	$9	(0%	)(1)	$(159)	(106% )

	For the Nine Months Ended
	(in thousands, except percentages)
	September 30, 2016			September 30, 2015			Change	% Change

Total gross revenues	$17,988			$9,368			$8,620	92%
Deductions to gross revenues	1,966			949			1,017	107%
Net revenues	16,022	100%		8,419	100%		7,603	90%
Total cost of revenues	13,674	85	%(1)	6,946	83	%(1)	6,728	97%
Total gross profit	2,348	15	%(1)	1,473	17	%(1)	875	59%
General and administrative expenses	837	5	%(1)	722	9	%(1)	115	16%
Selling expenses	3,069	19	%(1)	1,457	17	%(1)	1,612	111%
Operating loss	$(1,558)	(10%	)(1)	$(706)	(8%	)(1)	$(852)	(121% )

(1) As a percentage of net revenues.

Gross segment revenue for the three and nine months ended September 30, 2016 increased $3.5 million and $8.6 million, respectively, compared to the same periods in 2015. Net branded products revenue and bulk kernel sales were $4.7 million and $11.3 million, respectively for the nine months ended September 30, 2016, compared to $2.2 million and $6.2 million, respectively, for the same period in 2015. Branded products segment revenues grew over the same period in 2015 due to continued gains in distribution of our branded products and continued strength in the bulk market. For the three month period ended September 30, 2016, net branded products revenue and bulk sales were $1.3 million and $5.5 million, respectively, compared to $1.1 million and $2.5 million, respectively, for the same period in 2015.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. Deductions to gross revenue increased by approximately $256,000 and $1 million for the three and nine months ended September 30, 2016, respectively, compared with the same period in 2015. The increased deductions were due to introductory sales discounts and promotions related to the increase in overall revenue. We offer a variety of sales and promotion incentives to our customers, such as price discounts, slotting allowances, advertising allowances, in-store displays and consumer coupons. Slotting allowances are one-time costs paid to gain distribution primarily in the grocery channel and totaled $469,000 and $202,000 for the nine months ended September 30, 2016 and 2015, respectively.

Cost of revenues (excluding inter-segment eliminations) for the three and nine months ended September 30, 2016, increased by $3 million (105%) and $6.7 million (97%), respectively, compared to the same period in 2015. The cost of revenues increased at a higher rate than the increase in revenue due to lower gross margins from bulk kernel sales as compared to 2015. Our prices for intersegment sales of kernel from the orchards to branded products are set pursuant to an intercompany agreement at a predetermined, fixed price based on cost plus a mark-up.

Operating loss for the branded products segment for the three months and nine months ended September 30, 2016, increased $159,000 and $852,000, respectively, over the same periods in 2015 mainly due to higher selling expenses. Selling expenses increased due to higher revenue and due to increased marketing and distribution costs related to new product launches.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $720,000 and $2.1 million for the three and nine months ended September 30, 2016, respectively, and were $901,000 and $2.2 million for the three and nine months ended September 30, 2015. The decrease in general and administrative expenses in the three months ended September 30, 2016, compared to the same period in 2015 was attributable to the timing of general administrative expenses. General administrative expenses were consistent for the nine-month periods ending September 30, 2016 and 2015.

Selling Expenses

Selling expenses on a consolidated basis were $947,000 and $3.1 million for the three and nine months ended September 30, 2016, respectively, compared to $515,000 and $1.5 million for the three and nine months ended September 30, 2015. The increase in selling expenses in 2016 was attributable to higher storage and handling costs and higher commissions paid to brokers related to the higher volume of branded product sales. Increased advertising costs, product development costs, sales personnel and other selling and marketing expenses also contributed to the increase in selling expenses.

Interest Expense

Interest expense for the three and nine months ended September 30, 2016, was $313,000 and $898,000, respectively, compared to $270,000 and $568,000 for the same periods in 2015. The increase in 2016 was attributable to the additional debt incurred in 2015 for our June 2015 acquisition of approximately 736 acres of land located in Keaau, Hawaii, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”), and Phases 1 and 2 of our drying plant, as well as a higher outstanding balance on our line of credit.

Other Income and Expenses (net)

Other income, net of other expense, was $189,000 and $374,000 for the three and nine months ended September 30, 2016, respectively. The other income for the three months ended September 30, 2016, was primarily attributable to proceeds from crop insurance. The other income for the nine months ended September 30, 2016, was primarily attributable to a patronage dividend from AgCredit of $113,000 and to proceeds from crop insurance of $156,000. Other expense of $188,000 for the nine months ended September 30, 2015, was attributable to $280,000 for costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit.

Net Loss on Sale of Property

Losses from the disposition of property for the nine months ended September 30, 2016 and 2015, were $4,000 and $1,000, respectively.

Net Loss /Income

For the three months and nine months ended September 30, 2016, we recorded net loss of $17,000 and $1.1 million, respectively, compared to a net loss of $216,000 and $803,000 for the same periods in 2015. The net loss in the three-and nine-month periods was primarily attributable to increased selling expense in the branded products business, partially offset by increased income from the orchard segment.

Income Taxes

The Partnership is subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues). For the three and nine months ended September 30, 2016, gross income tax expense was $18,000 and $119,000, respectively, compared to a $23,000 and $108,000 gross income tax expense for the same periods in 2015.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of approximately 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset at September 30, 2016, was $3.8 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

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

(in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$759	$404
Accounts receivable	1,908	2,306
Inventories	7,751	10,569
Accounts payable	981	1,554
Accrued payroll and benefits	970	823
Net working capital (1)	417	8,680

(1)	Working capital consists of total current assets less total current liabilities.

At September 30, 2016, our working capital was $417,000 and our current ratio (current assets/current liabilities) was 1.03-to-1, compared to working capital of $8.7 million and a current ratio of 2.75-to-1 at December 31, 2015. The decrease in working capital as of September 30, 2016, was mainly due to the 2015 Bridge Loan (as defined below) and the Revolving Credit Facility (as defined below) becoming current and the balance on the Revolving Credit Facility increasing. In 2015, we increased our borrowings under our credit facilities, including the 2015 Bridge Loan of $2.835 million that was used to finance the acquisition of orchards. The 2015 Bridge Loan matures January 15, 2017 or, if earlier, the date that we receive proceeds from any issuance of equity. Management is closely monitoring our cash on hand, cash flow provided by operating activities and borrowings under our Revolving Credit Facility and our ability to fund our operating expenses, fund the sales growth of the branded products’ segment and make required debt service payments for the next 12 months, including payment of the 2015 Bridge Loan in 2017. To the extent that additional cash is needed, management may pursue sale of bulk kernel inventory and explore additional credit facilities, amendments to existing credit facilities, or equity offerings. Reductions in inventory balances could impact our ability to grow our branded products business. There can be no assurance that we will be successful in generating cash from operations or obtaining debt or equity on terms that are acceptable to us or at all.

Debt

As of the indicated dates, we had the following long-term debt outstanding (in thousands):

	September 30,	December 31,
	2016	2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$7,000	$5,000
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	3,938	4,725
2015 6-Year Term Loan (due 2021)	3,937	4,594
2015 20-Year Term Loan (due 2035)	4,936	5,133
Other	9	20
Total principal amount of long-term debt	22,655	22,307
Less: unamortized debt issuance costs	(168)	(199)
Total long-term debt, net of unamortized loan fees	22,487	22,108
Less: current portion of long-term debt, net	(12,008)	(2,166)
Long-Term Debt, net of associated unamortized loan fees	$10,479	$19,942

_________________________

(1)   Maturity date for the 2015 Bridge Loan may be earlier than 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2016(1)	2017	2018	2019	2020	Remaining
Debt	$22,655	$324	$12,029	$2,188	$2,188	$1,751	$4,175

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

Management believes that the Consolidated EBITDA Covenant is a material term of the Amended PCA Credit Agreement and that information about the Consolidated EBITDA Covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

Four Quarters ended September 30, 2016
(in thousands)
Consolidated Net Loss	$(2,532)
Total interest expense	1,155
Income taxes	139
Depreciation and amortization	2,904
Consolidated EBITDA	$1,666

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

As noted above, the Consolidated EBITDA requirement for the four-quarter period ended September 30, 2016, was $2,000,000. Our actual Consolidated EBITDA for the four-quarter period ended September 30, 2016, was $1,666,000. On November 9, 2016, the Borrowers (no longer including RHR) executed a Waiver Agreement with American AgCredit, PCA, pursuant to which American AgCredit, PCA, waived the Partnership’s noncompliance with the Consolidated EBITDA covenant for the quarter ended September 30, 2016.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from June 30, 2015, to March 27, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at September 30, 2016, was 4.75% per annum.

As of September 30, 2016, the outstanding balance on the Revolving Credit Facility was $7 million, compared with a $5.0 million balance outstanding as of December 31, 2015.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of September 30, 2016 and December 31, 2015, the outstanding balance on the 2010 Term Loan was $3.938 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of September 30, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $3.937 and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that we receive net proceeds from any issuance of equity, subject to certain exceptions. Pursuant to the Fourth PCA Credit Agreement Amendment, the fixed maturity date trigger for the 2015 Bridge Loan was extended from March 15, 2016, to January 15, 2017. The 2015 Bridge Loan bears interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers other than RHR, including a second priority interest in the properties acquired in the Becker Property Acquisition. We used the proceeds of the 2015 Bridge Loan on June 16, 2015, for the Becker Property Acquisition. As of both September 30, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (as amended by the First FLCA Credit Agreement Amendment (defined below), the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, we executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA. As a result, the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) was increased for the quarter ending December 31, 2016 from (i) 4.0 to 1.0 to (ii) 5.5 to 1.0. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of September 30, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $4.936 million and $5.133, respectively.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash and cash equivalents at beginning of period	$404	$786
Net cash used in operating activities	(50)	(1,599)
Net cash used in investing activities	(167)	(11,130)
Net cash provided by financing activities	572	13,013
Cash and cash equivalents at end of period	759	1,070

Operating Cash Flow. Net cash used in operating activities for the nine months ended September 30, 2016 and 2015, was $50,000 and $1.6 million, respectively, a decrease of $1.6 million. The increased net loss of $340,000 for the first nine months of 2016 was offset by an increase in depreciation and amortization expense of $285,000 and positive changes in asset and liability balances, including a $4.4 million reduction in inventory compared to 2015, so that cash used in operating activities was $1.5 million less than the same period in 2015. Inventory decreased in the first nine months of 2016 due to a larger overall inventory balance at the beginning of the year and increased branded product sales. The accounts receivable decrease was due to the lower orchard revenue in the three months ended September 30, 2016, as compared to the same period in 2015. The increase in deferred farming costs was due to an unusually large crop in the first quarter of 2015 which resulted in less costs being deferred in the first half of 2015 as well as a late start to the fall 2016 harvest. The orchard segment is seasonal with the highest levels of production in the first and fourth quarter of the year. As discussed in Note 7 – Deferred Farming Cost to the accompanying financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, costs related to maintaining the orchards and preparing for harvest are deferred. As we have become more vertically integrated, the timing of operating cash flows has changed as our nuts are being inventoried and sold throughout the year.

Investing Cash Flow. Cash used in investing activities of $167,000 in the nine months ended September 30, 2016, was used for small equipment purchases, and of the $11.1 million of cash used in investing activities in the nine months ended September 30, 2015, $3 million was used to purchase equipment for Phase 2 of our drying plant and $8.1 million was used for the purchase of orchards.

Financing Cash Flow. Financing activities for the nine months ended September 30, 2016, consisted of proceeds of $4.0 million under our Revolving Credit Facility and $224,000 received from the sale of the General Partner. We made payments on our long term debt in the amount of $3.7 million, which includes $2 million on our Revolving Credit Facility, during the nine months ended September 30, 2016.

Financing activities for the nine months ended September 30, 2015, consisted of proceeds from long term borrowings of $13.4 million and borrowings of $2.8 million under our revolving credit facility. The long term borrowings were used for construction of drying tanks and for the purchase of orchards. Payments on long-term borrowings in the amount of $1.1 million and repayments of $1.8 million on our revolving credit facility were made during the nine months ended September 30, 2015. Debt issuance fees of $296,000 were incurred in the nine months ended September 30, 2015.

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

●	our plans to raise additional capital from sales of bulk kernel inventory, additional or amended credit facilities, or equity offerings;
●	expected impact of new accounting standards on our financial statements; and
●	the effectiveness of our disclosure controls and procedures and internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

No changes were made to internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On January 22, 2015, Edmund C. Olson, as trustee of The Edmund C. Olson Trust No. 2 (the “Olson Trust”), filed a complaint in the Circuit Court of the Third Circuit State of Hawaii seeking a declaratory judgment that the Partnership has breached the terms of the leases for the Green Shoe I Orchard and the Green Shoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claims that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel the Partnership from the orchards. Pursuant to the lease agreements, the lease terms of the Green Shoe I Lease and Green Shoe II Lease expire in 2019 and 2034, respectively. In addition, the Olson Trust seeks termination damages in an amount to be proven at trial. On or about February 17, 2015, we filed an answer and a cross-complaint against the Olson Trust, denying the claims of the Olson Trust and asserting claims of our own for breach of contract, unfair and deceptive competition, and injunctive relief, among others. We believe the claims of the Olson Trust are without merit. The Olson Trust has denied the claims asserted in our cross-claim. On September 17, 2015, the parties signed a Joint Stipulation to Engage in Binding Mediation of Proceedings and to Stay Court Litigation Pending Binding Mediation (the “Joint Stipulation”) to stay the court proceedings pending the issuance of a written report by a panel of three farming experts determining whether the Partnership has been practicing “good husbandry” or “strip or waste” at each orchard. The panel’s report is to include recommendations of any practices or operational changes that should be implemented to bring the leases into compliance with “good husbandry” and to prevent “strip or waste.” The parties have agreed to timely perform all recommendations in the panel’s report. The parties have further agreed that the report shall be enforceable in the state courts of Hawaii to the same extent as an arbitration award. In January 2016, the parties completed their selection of the panel of experts. The panel’s report was due in October 2016. On October 4, 2016, the parties filed a Joint Stipulation to Stay Binding Mediation Proceedings with the court mutually agreeing to stay the binding mediation proceedings for forty-five days, or such additional period as agreed upon by the parties in writing, in order to work on a settlement. Either party may terminate the stay upon ten days’ written notice after October 24, 2016, the date on which the parties completed their exchange of initial settlement offers. The parties are currently working on a settlement, but no definitive agreement has been concluded, and there is no assurance that a settlement will be concluded, in which case the panel of experts will resume preparing its report.

Item 6.     Exhibits

The following documents are filed or furnished as required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on October 4, 2012), as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 4, 2013)

10.1

Waiver Agreement among Royal Hawaiian Orchards, L.P., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., as Borrowers, and American AgCredit, PCA, as Agent, dated as of November 9, 2016

11.1+	Statement re Computation of Net Income (Loss) per Class A Unit

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months ended September 30, 2016, filed on November 14, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: November 14, 2016

	By:	/s/ Bradford Nelson
Bradford Nelson
President
(Principal Executive and Financial Officer)