Form 10-K
period 2016-12-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2017-03-15
CIK 792161

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting equity (consisting of Class A Units) held by non-affiliates as of June 30, 2016, was $7,855,053 based on the last reported sales price on the OTCQX on that date of $2.80 per Unit.

The number of outstanding Class A Units as of March 15, 2017, was 11,100,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in or incorporated by reference into this prospectus are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “estimate,” “expect,” “plan,” “intend,” “target” and similar expressions (including negative and grammatical variations) and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	competition in the markets in which we operate;
●	expected costs to produce kernel;
●	renewal of our trademark;
●	ability to pass along increased costs;
●	water needs of maturing orchards and effects on production of insufficient irrigation;
●	the sufficiency of our irrigation wells;
●	nut roasting and other measures to maintain product quality and prevent contamination;
●	industry trends;
●	use of nut-in-shell inventories for the manufacture of branded products;
●	relations with employees;
●	assumptions impacting expenses and liabilities related to our pension obligations;
●	anticipated contributions to our pension plan;
●	lower yields and cash flows from newer orchards;
●	anticipated nut production;
●	plans for the branded products segment, including the number of stores we expect to be in, gaining greater shelf space, increasing market share, higher growth and the introduction of new products;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	our plans to raise equity or refinance or extend our debt;
●	seasonality of nut production and sales of branded products;
●	our ability to engage third parties to process our nuts and the cost of such processing;
●	factors that influence consumer purchases;
●	consumer demands regarding food standards and their impact on our costs and operating results;
●	potential loss of shelf space;
●	reliance on third-party manufacturers;
●	delays in production or delivery of nuts;
●	use of herbicides, fertilizers and pesticides;
●	our belief that we are in compliance with environmental regulations;
●	tax implications of owning our Units;
●	the expected renegotiation of certain leases;
●	a lessor’s exercise of its contractual right to take back orchards;
●	the adequacy of our insurance, including product liability and crop insurance; and
●	impact of new accounting rules.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	the factors discussed in Item 1A – Risk Factors of this Annual Report on Form 10-K;
●	our ability to sell equity, extend or refinance our debt, or to otherwise raise funds to meet our current obligations and debt service requirements;
●	changing interpretations of accounting principles generally accepted in the United States of America;
●	outcomes of litigation, claims, inquiries or investigations;
●	world market conditions relating to macadamia nuts;
●	the weather and local conditions in Hawaii affecting macadamia nut production;
●	diseases and pests affecting macadamia nut production

●	legislation or regulatory environments, requirements or changes adversely affecting our businesses;
●	labor relations;
●	general economic conditions;
●	geopolitical events and regulatory changes;
●	our ability to retain and attract skilled employees;
●	our success in finding purchasers for our macadamia nut production at acceptable prices;
●	increasing competition in the snack food market;
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

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”). On October 1, 2012, the Partnership changed its name from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. to better enable the Partnership to brand its products. Royal Hawaiian was the original brand name used to market the macadamia nuts grown from 1946 until 1973 on the acreage that now comprises our orchards. Branded product sales are made through the Partnership’s wholly owned subsidiary, Royal Hawaiian Macadamia Nut, Inc. (“Royal”). Unless the context otherwise requires, Royal Hawaiian Orchards, L.P. and its subsidiaries are referred to in this report as the Partnership and “we,” “us” or “our.”

Our principal executive offices are located at 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720, and our telephone number is (808) 747-8471. Our Depositary Units Representing Class A Units of Limited Partnership Interests (“Units”) are currently traded on the OTCQX platform under the symbol “NNUTU.”

Overview

We are a producer, marketer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,381 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

In 2012, we established a branded products company to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®. In 2014, we completed construction of the first phase of our drying facility, which affords us more control over processing our nuts and reduces our processing costs. By the end of fourth quarter of 2015, the second and final phase of our drying plant was completed, and the plant became fully operational in January 2016.

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

Information concerning industry segments is set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Orchards Segment

The orchards segment grows and farms macadamia nuts for sale WIS and DIS, and for sale of macadamia nut kernel to Royal for the processing and sale of branded products and the sale of bulk kernel. The orchards segment also provides contract farming services and leases orchards.

From 1986 through 2006 and from 2010 through the end of 2012, we sold all of our nut production WIS to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) pursuant to various agreements with Mauna Loa. During 2013 and 2014, we reduced the number of pounds that we sold to Mauna Loa. As of January 1, 2015, only three long-term agreements remain, which represented approximately 18% of our production in both 2016 and 2015.

Nuts retained by us for use in our branded products segment are dried and then sent to a third-party processor for shelling. In November 2014, the Partnership completed the construction of the first phase of its drying facility located in the Ka’u district of the island of Hawaii, near our producing orchards, and we began drying the WIS nuts harvested from our orchards not sold to Mauna Loa.

Competition. Demand for macadamia nuts in the United States and Hawaii has been strong. Our nuts are sold to Royal and under long-term contracts to Mauna Loa. We compete with other growers in Hawaii for labor and for WIS nuts to process and sell through Royal.

Macadamia Farming. We farm approximately 5,381 tree acres of orchards that we own or lease, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

All orchards are located in two separate regions on the island of Hawaii (“Keaau” and “Ka’u”). Because each region has different terrain and weather conditions, farming methods vary somewhat between the regions.

Branded Products Segment

In 2012, we commenced marketing branded products under the ROYAL HAWAIIAN ORCHARDS® brand name. As of December 2016, our branded products were in approximately 20,000 grocery, natural foods and mass merchant stores nationwide. Key elements of our branded product strategy are as follows:

Capitalize on the Health Benefits of Macadamia Nuts. Our strategy is to capitalize on consumers’ views of nuts as a healthy snack that can command prices above traditional mass-marketed products. According to research conducted by Mintel International, consumers view fruit and nuts, respectively, as the number one and two healthiest snacks. Our products contain no artificial ingredients, contain no genetically modified organisms (“GMOs”), are gluten-free, and have no sulfites. We are leveraging the existing nutritional properties inherent in tree nuts in our line of macadamia-based healthy snacks. Our strategy is based on promoting the health benefits of macadamia nuts, which are similar to those of almonds, a food product that has achieved strong market positioning based on growing consumer awareness of associated wellness properties. As part of this strategy, the Partnership sells better for you macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®.

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

Use of Co-packers. Royal has contracted with third-party manufacturers, also known as co-packers, in California, Minnesota, and Washington, to manufacture the ROYAL HAWAIIAN ORCHARDS® branded products. Utilizing co-packers provides us with the flexibility of producing different products and the ability to develop new products quickly and economically. We selected our co-packers based on production capabilities in producing products of these types.

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

Marketing Strategy. Royal’s marketing strategy focuses on building brand awareness for its brand and line of better for you macadamia snacks using social media, grassroots marketing such as sampling, public relations and participation in community events and festivals. We utilize a combination website and integrated e-commerce store at www.royalhawaiianorchards.com and sell our products on Amazon.com. Royal also uses Facebook and Twitter accounts and several other strategies to build its customer base. A key marketing strategy is consistent social media presence, where Royal can connect directly with potential target consumers.

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

Research and Development. We consider research and development of new products to be a significant part of our overall philosophy, and we are committed to developing new products that incorporate macadamia nuts. As we expand our snack nut product range, we believe we can gain greater shelf space in retail stores and increase our market share. In 2016, we introduced macadamia nut milk, macadamia nut butter, and convenient, on-the-go, portion-sized packages that appeal to health-conscious consumers. We believe that our innovations differentiate our products from those of our competitors, leading to increased brand loyalty and higher consumer awareness. In addition to developing new products, we are focused on improving our existing products and are making incremental improvements based on customer feedback.

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

Manufacturers and marketers of food products are subject to extensive regulation by the Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”), and other national, state and local authorities. The Food, Drug and Cosmetic Act and the Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under these acts, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods, requires specialized training and record keeping to identify and prevent hazards within food production facilities, and inspects food facilities and issues recalls for tainted food products.

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

Significant Customer

Mauna Loa has historically been and still is our largest customer. WIS nut sales to Mauna Loa represented approximately 19% of our nut production in 2016 and 2015. In addition, in 2016 Mauna Loa began buying macadamia nut kernel. Sales of WIS nuts and kernel totaled $6.9 million in 2016 compared to $3.1 million in 2015 and represented 26% and 17% of net sales in 2016 and 2015, respectively. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Employees

As of December 31, 2016, we employed 244 people: 90 full-time employees; 149 seasonal employees; and five part-time employees. Of the total, 18 are in farming supervision and management, 206 are in production, maintenance and agricultural operations, 17 are in accounting and administration, and three are in sales.

We are a party to two collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) Local 142. These agreements cover all production, maintenance and agricultural employees of the Ka’u and Keaau orchards. On January 8, 2017, we and ILWU Local 142 agreed to two new three-year contracts, which are effective June 1, 2016 through May 31, 2019. Although we believe that relationships with our employees and the ILWU are good, there is no assurance that we will be able to extend these agreements on terms satisfactory to it when they expire.

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

Available Information and Website Address

We are subject to the information requirements of the Exchange Act, and in accordance therewith, we file annual, quarterly and current reports and other information with the SEC. You may read and copy any of these documents at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website that contains the reports, proxy and information statements, and other information we file at http://www.sec.gov. Our SEC filings are also available on our website at www.rholp.com. The contents of our website are not incorporated by reference into this report.

Recent Developments

Sale of Managing Partner. On June 30, 2016, the Partnership entered into a definitive Stock Purchase Agreement with Crescent River Agriculture LLC, a Wyoming limited liability company (“Crescent River”) and related party, pursuant to which the Partnership sold all of the issued and outstanding shares of capital stock of the Managing Partner to Crescent River for $224,000.

The only asset of the Managing Partner consists of a one percent general partnership interest in the Partnership. The general partnership interest is unregistered and non-transferrable. Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, dated as of October 1, 2012, and as amended November 1, 2013 and February 15, 2017 (the “Partnership Agreement”), the Managing Partner is also entitled to an annual management fee equal to two percent of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of the partnership exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by the Managing Partner since it became a wholly subsidiary of the Partnership in 2005. The incentive fee has not been earned by the Managing Partner for at least 15 years. As part of the transaction, the Managing Partner agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, the Managing Partner will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, the Partnership is still required to reimburse the Managing Partner for expenses incurred in managing the Partnership.

There was no immediate impact on the Partnership as a result of the change of ownership of the Managing Partner. The Managing Partner continues to own its one percent general partnership interest in the Partnership and serves as managing partner of the Partnership. The board of directors and officers of the Managing Partner remain unchanged. Prior to the sale of the Managing Partner, the board of directors of the Managing Partner self-determined annually on behalf of the Partnership whether any changes should be made to the board of directors. The board of directors of the Managing Partner is now elected annually by Crescent River. The sale of the Managing Partner returned the management structure of the Partnership to the original structure that was established when the Partnership was formed, which continued in effect until the purchase of the Managing Partner by the Partnership in 2005. Therefore, no changes to the Partnership Agreement were necessary as a result of the sale.

Settlement Agreement with Olson Trust. On February 14, 2017, the Partnership entered into a settlement agreement with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”) with respect to the lawsuit filed by the Olson Trust (as lessor) against the Partnership (as lessee) on January 22, 2015, seeking declaratory judgment that the Partnership had breached the terms of two orchard leases.

Upon completion of the transactions contemplated by the settlement agreement, we will gain ownership of 653 acres of land, which includes 382 acres of trees and the land underlying our garage, husking, drying and office facilities. We will have relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of trees, and 30 acres of owned land, including 24 acres of trees. Under the terms of the settlement agreement, each of the parties has released all claims against the other related to the lawsuit and the leases at issue, other than those associated with enforcing the Settlement Agreement. For additional information concerning the terms of the settlement, see Item 3 – Legal Proceedings.

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

Risk Factors Related to Our Business

We need to obtain financing to repay indebtedness, and our current circumstances raise substantial doubt about our ability to continue to operate as a going concern.

Our cash and cash equivalents are not sufficient to repay our 2015 bridge loan when due on July 15, 2017, and, unless we can extend or refinance our revolving credit facility, to repay our revolving credit facility maturing on July 15, 2017. We plan to issue equity to raise funds to satisfy our maturing debt or to extend the terms of our debt; however, there can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us or that we will be able to extend the terms of our debt. If we are unable to issue sufficient equity, extend the terms of our debt, or otherwise raise funds in the short-term, management has determined that substantial doubt exists about our ability to maintain our operations as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. We continue to experience net operating losses.

We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we will face substantial liquidity issues and might be required to sell some of our assets to meet our debt payment obligations.

We have a substantial amount of indebtedness. As of December 31, 2016, we have a total of approximately $13.2 million of short-term indebtedness, all of which we will need to refinance or repay in the next few months. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt or (3) at all. If we are unable to refinance or renegotiate our debt, we will not be able to repay our 2015 bridge loan due July 15, 2017, and we may not be able to generate enough cash flows from operations to service our remaining debt or to extend or refinance our revolving credit facility. Although we have maintained, renegotiated and extended a revolving credit facility with our current lender and its predecessor for over 15 years, there is no assurance that we will be able to do so given our current financial condition.

We rely upon external financing which is secured by a pledge of all of our real and personal property. If we are unable to comply with the terms of our loan agreements, we could lose our assets.

We rely on external financing, currently being provided by an Amended and Restated Credit Agreement with American AgCredit, PCA (“AgCredit PCA”) and a Credit Agreement with American AgCredit, FLCA (“AgCredit FLCA”), through a revolving credit facility and several term notes. These agreements contain various terms and conditions, including financial ratios and covenants, and are secured by all of the real and personal property of the Partnership. On multiple occasions during the last several years and as recently as the end of 2016, we have failed to comply with various financial covenants under our credit agreements but have been able to obtain waivers or modifications of the agreements to avoid a default. If we are unable to meet the terms and conditions of our credit agreements or to obtain waivers or modifications of such credit agreements, we could be in default under our credit agreements, and the lenders would be able to accelerate the obligations and foreclose on the collateral securing the indebtedness. There is no assurance that we will be able to comply with our credit agreements or obtain waivers or modifications in the future to avoid a default. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our Units.

Since we launched our branded products in November 2012 and thru the most current period, we have not generated enough revenue to exceed our expenditures within any twelve-month fiscal period. We have financed our operations primarily through our cash flow from operations, our revolving credit facility and offerings of Units. As of December 31, 2016, we had debt outstanding of $22.3 million, of which $13.2 million is short-term, including a $2.835 million bridge loan maturing on July 15, 2017. If we cannot raise equity or refinance or extend the terms of our debt, we will not be able to repay the 2015 bridge loan or our revolving credit facility, both of which mature on July 15, 2017. This could force us to sell assets or cease operations.

Our substantial level of indebtedness could adversely affect our ability to address the needs of our business and to react to changes in our business. In addition, if we fail to comply with our covenants, our debt could be accelerated.

As a result of our substantial indebtedness:

●	we may be more vulnerable to general adverse economic or industry conditions;
●	we may find it more difficult to obtain additional financing to fund capital investments or other general partnership requirements or to refinance our existing indebtedness;
●

we are or will be required to dedicate a substantial portion of our cash flows from operations to the payment of principal or interest on our debt, thereby reducing the available cash flows to fund other projects;

●	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;
●	we may have a competitive disadvantage relative to other companies in our industry with less debt;
●	we may be adversely impacted by changes in interest rates;
●	we may be required to sell some of our assets, possibly on unfavorable terms, in order to meet obligations; and
●	we may be limited in our ability to take advantage of strategic business opportunities, including mergers and acquisitions.

Currently we have credit agreements in place that limit in certain circumstances our ability to incur additional indebtedness, pay dividends, create liens, sell assets, or engage in certain mergers and acquisitions, among other things. In addition, our credit agreements contain financial covenants. Our ability to comply with these covenants or to satisfy our debt obligations will depend on our future operating performance. If we violate the restrictions in our credit agreements or fail to comply with our applicable financial covenants, we will be in default under the agreements, which in some cases would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated.

ROYAL HAWAIIAN ORCHARDS® products were launched in November 2012 and have a limited retail distribution history, and thus far, our branded products have not been profitable. Our future ability to grow our revenues and generate profits depends upon continued sell-in and sell-through sales of these new products and increasing efficiencies, decreasing costs and/or modifying prices related to the manufacture and sale of our products.

Prior to November 2012, we had never pursued the sale of macadamia nut products to customers or the sale of nuts in kernel form to others for incorporation into their products. Any adverse developments with respect to the sale of ROYAL HAWAIIAN ORCHARDS® macadamia products could significantly reduce revenues and have a material adverse effect on our ability to achieve profitability and future growth. We cannot be certain that we will be able to continue to commercialize our macadamia products or that our products will be accepted in retail markets. Specifically, the following factors, among others, could affect continued market acceptance, revenues and profitability of ROYAL HAWAIIAN ORCHARDS® snack products:

●	the introduction of competitive products into the healthy snack market;
●	the level and effectiveness of our sales and marketing efforts;
●	our ability to effectively manage costs of product development, manufacturing, inventory, transportation and sales;
●	any unfavorable publicity regarding nut products or similar products;
●	litigation or threats of litigation with respect to these products;
●	the price of the product relative to other competing products;
●	price increases resulting from rising commodity, manufacturing, storage and transportation costs;
●	regulatory developments affecting the manufacture, marketing or use of these products; and
●	the inability to gain significant customers.

There is no assurance that this effort will be successful or that we will receive a return on our investment.

We have historically depended on a single nut purchaser.

In each of 2016 and 2015, we sold approximately 19% of our WIS nut production to Mauna Loa. In 2016, we also sold kernel to Mauna Loa totaling $4.4 million and together with WIS sales representing 25% of our total net revenue. Mauna Loa is a significant customer, and any disruption of the Mauna Loa relationship could significantly adversely affect us if we are not able to find alternative purchasers of our nut production at comparable prices.

We are subject to the risk that market prices of macadamia nuts may not be adequate to cover our costs of production.

We have three long-term agreements requiring Mauna Loa to purchase the nuts from orchards that we purchased from International Air Service Co., Ltd. (“IASCO”). The IASCO orchards have historically represented approximately 20% (18% in 2016) of our nut production. These contracts expire in 2029, 2078 and 2080 and provide for market-determined prices. We either use our remaining nuts in our branded products or sell them to willing buyers at market prices. We are subject to the risk that world market prices could decline such that we would not be able to sell our nuts at prices that covers our cost of production.

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

Our farming operations require a large number of workers, many on a seasonal basis. The labor market on the island of Hawaii is very competitive, and most of our employees are unionized under contracts that expire in May 2019. In the event that we are not able to obtain and retain both permanent and seasonal workers to conduct our farming operations, or in the event that we are not able to maintain satisfactory relationships with our unionized workers, the Partnership’s financial results could be negatively impacted.

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

During 2016, our costs to farm and produce macadamia nuts, including depreciation of the trees, varied between 87.1 cents and 91.5 cents per WIS pound (depending on the orchard) or an average of approximately 89.6 cents per WIS pound and some WIS was sold for less than its cost. Macadamia orchards are required to be cultivated and farmed in order to maintain the trees, even in years where the price at which the macadamia nuts could be sold do not cover the cost of revenues in any specific orchard. In such event, we could suffer losses from certain orchards, and our financial performance could be adversely affected. There is no assurance that the prices of macadamia nuts in the future will exceed the costs of production.

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

Macadamia trees are susceptible to various diseases and pests that can affect the health of the trees and resultant nut production. There are several types of fungal diseases that can affect flower and nut development.  One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  These types of fungal disease are generally controllable with fungicides.  Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau during periods of persistent inclement weather.  Tree losses may occur due to a problem known as Macadamia Quick Decline (“MQD”).  This affliction is caused by Phytophthora tropicalis, which is associated with high moisture and poor drainage conditions.  The Keaau orchards are areas with high moisture conditions and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are intolerant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 1.6% in 2016 and 2% in 2015.

The Southern Green Stink Bug causes unattractive stippling to the mature kernels and causes pre-mature drop of young nuts.  It has potential to reduce the crop size and quality. Stink bug damage has historically increased during dry periods. As their preferred fabaceous host plants in pasturelands neighboring our orchards succumb to the dry weather and die, the stink bugs migrate to the macadamia trees as a secondary host plant. Losses from stink bug increased to 3.5% over the previous year average of 1.7%, in part due to dry weather from December 2015 to April 2016. Two natural enemies, a wasp and a fly, generally keep nut losses at acceptable levels. An insect known as the Koa Seed Worm (“KSW”) causes full-sized nuts to fall that have not completed kernel development.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Nut damage caused by the TNB is not recorded as a defect by Royal Hawaiian.  However, field surveys in 2016 indicate that nut losses attributed to TNB increased to 3.9%.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy populations.

In March 2005, a foreign insect pest, the Macadamia Felted Coccid (“MFC”), or Eriococcus ironsidei, was detected on macadamia trees in the South Kona area on the island of Hawaii.  The insect originates from Australia, where populations are kept under control from native predators and parasites. In Hawaii, however, in the absence of its natural enemies, MFC has become a serious problem on macadamia nut trees. The insect causes defoliation, weakening and breakage of large branches and limbs, and, in severe cases, may cause or contribute to tree death.  Yearly surveys conducted in Ka’u have shown MFC to be present extensively throughout the orchards.  Climatic conditions, particularly extremely dry weather, are conducive for increased MFC activity.  Collaboration continued in 2016 with other growers and the State of Hawaii to control this pest.  At this point in time, MFC is not fully understood. In particular, there is a deficit of information on how MFC is able to cause so much damage to such large trees and what level of production loss is attributed to MFC. Research is currently being conducted by the University of Hawaii to assess the level of crop loss due to MFC.  Chemical treatments using products approved for use under federal and state laws are being performed throughout our Ka’u orchards. In 2016, 1,647 acres were sprayed for MFC in the Ka’u orchards. The populations are tracked in both treated and untreated areas. MFC was detected in our Keaau orchard in the spring of 2015.  Treatment was administered shortly after detection. Both treated and untreated areas in the Keaau orchard continue to be monitored for MFC; however, due to the expedience of the treatment and the normal high levels of rainfall, the MFC population was low in 2016.

As indicated above, natural enemies are relied upon to manage insects that contribute to nut loss.  Without these natural enemies, greater losses are possible.  Approved pesticides may be available to manage economically significant insect pests, however their use is limited to situations where treatment costs and nut loss justify their use, and when their use does not disrupt the natural enemy population.

Honey bees are placed in the orchards to supplement other insect pollinators during the flowering season.  In late 2008, the Hawaii Department of Agriculture identified the Varroa mite on feral honey bees near the port of Hilo, Hawaii.  This mite is an ectoparasite that attaches to the body of honey bees and weakens them, and can result in the destruction of bee hives and colonies.  Apiaries that place hives in the macadamia nut orchards must manage this pest with miticide in order to maintain healthy bee colonies and avoid the development of resistance to the miticide.

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

Our orchards are located in areas on the island of Hawaii that are susceptible to natural hazards, including drought, wildfires, heavy rains, floods, and windstorms.  Our orchards located in the Ka’u region are susceptible to wildfires during periods of drought.  In June and July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region.  The fire resulted in damage to irrigation pipes and approximately 24 tree acres of our macadamia nut orchards.  Our orchards are also located in areas that are susceptible to storms which produce heavy rainfall.  Twenty-seven major windstorms have occurred on the island of Hawaii since 1961, and six of those caused material losses to our orchards. In November 2000, the Ka’u region was affected by flooding, resulting in some nut loss.  Since the flood in 2000, heavy rain and flooding in the Ka’u region has not been as damaging, but continue to be potential risks that can affect our nut production.  On August 7, 2014, Tropical Storm Iselle made landfall on the island of Hawaii with high winds and heavy rain resulting in some tree damage and loss, increases in immature nut drop, and mature nut loss due to storm run-off.  In January 2015, another windstorm swept through the Ka’u region and caused a 1% loss of canopy and trees in our orchards.   Most of our orchards are surrounded by windbreak trees, which provide limited protection.  Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.  The occurrence of any natural disaster affecting a material portion of our orchards could have a material adverse effect on our business, financial condition and results of operations.

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

The productivity of orchards depends in large part on moisture conditions. Inadequate rainfall can reduce nut yields significantly, whereas excessive rain without adequate drainage can foster disease and hamper harvesting operations. Although rainfall at the orchards located in the Keaau region has generally been adequate and at times excessive for the orchards, the orchards located in the Ka’u area generally receive less rainfall. To supplement natural rainfall, a portion of the Ka’u orchards is presently irrigated. Irrigation can mitigate some of the effects of a drought, but currently it cannot completely supplement the complete needs of the trees and crops. The timing of rainfall relative to key development stages in the growing season can impact nut production. Excessive rains during the flowering season affects pollination and nut set at the Keaau orchards where flowering and the rainy season coincide. During 2016, the Ka’u and Keaau areas recorded 102% and 109%, respectively, of the 20-year average rainfall.  However, the rainfall in Ka’u from December 2015 through April 2016, which is a critical flowering and nut development period, was recorded as 22% of the 20-year average, and negatively impacted nut set and nut retention for the 2016 crop. Regardless of the timing, lack of or excess of adequate rainfall for prolonged periods of time will also negatively affect nut production.

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

We obtain tree insurance each year under a federally subsidized program. The tree insurance for 2016 provides coverage up to a maximum of approximately $19.8 million against catastrophic loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2015-2016 crop season and provides coverage for up to a maximum of approximately $8.6  million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies. There is no assurance that such insurance will cover all losses incurred by the Partnership or that such insurance will be available or purchased in the same amount in future periods.

Fluctuations in various food and supply costs, as well as increased costs associated with product processing and transportation, could materially adversely affect our business, financial condition and operating results.

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

The National Advertising Division of the Council of Better Business Bureaus, Inc. (“NAD”), administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Should our advertising be determined to be false or misleading, we may have to pay damages, withdraw our campaign and possibly face fines or sanctions, which could have a material adverse effect on our sales and operating results.

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

The food industry is highly competitive, and we compete with many companies that have greater resources than we do.

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

Successful new product introductions are important to growing our business, and there is no guarantee that buyers will accept our products for their stores or set reasonable prices for our products.

Even when stores accept our products, we still must expend resources to create consumer awareness and generate interest in our products. In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors.

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

We have previously identified material weaknesses in our internal control over financial reporting which, if not remediated, could have resulted in material misstatements in our financial statements. Additional material weaknesses could arise in the future.

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

As of June 30, 2016, the following measures, among others, had been implemented to address the material weaknesses identified as of December 31, 2015:

●	We hired two new accounting staff members in order to achieve an effective control environment;
●	We hired a controller to fill the vacancy resulting from the departure of our previous controller; and
●	We changed our Principal Financial and Accounting Officer to a person with greater accounting and financial experience and expertise.

As a result of these actions, management concluded that the previously identified material weaknesses were remedied at June 30, 2016. Although management concluded that the material weaknesses in our internal control over financial reporting have been remediated, we expect to continue implementing measures to improve our internal control over financial reporting, including upgrading our financial accounting systems and recruiting further accounting and/or finance staff, as necessary, in order to maintain an effective control environment.

We cannot assure that additional material weaknesses will not arise in the future.

Significant influence over the Partnership’s affairs may be exercised by certain holders of Units. One couple controls over 66 ⅔% of the Units and owns a controlling interest in the Managing Partner which gives them the ability to control or block significant transactions by the Partnership.

As of March 1, 2017, the holders of Units holding more than 5% of our Units were Fred and Mary Wilkie Ebrahimi (with approximately 67.7% beneficial ownership) and Barry W. Blank (with approximately 7.8% beneficial ownership). The Ebrahimis have the ability to control or block approvals that may be sought from holders of Units, including mergers, sales of substantial assets and modifications to the Partnership Agreement, which generally require approval by holders of a majority of the Units. The Ebrahimis also own a controlling interest in the sole shareholder of the Managing Partner On June 30, 2016, the Partnership sold all of the issued and outstanding shares of capital stock of the Managing Partner to Crescent River (a company controlled by the Ebrahimis), effectively giving the Ebrahimis control of the Partnership.

Effective October 1, 2009, Bradford C. Nelson was elected as a director of the Partnership and on May 18, 2016 he was elected President, Principal Financial Officer, Principal Accounting Officer and Secretary of the Partnership. Mr. Nelson is the President and owner of West Sedge, Inc., which provides finance and management services to businesses and family offices, including companies owned by the Ebrahimi family and companies owned by Mr. Fred Ebrahimi. Effective December 2012, Barry W. Blank was elected as a director of the Managing Partner. There is no affiliation between the Ebrahimis and Mr. Blank. It is possible that the interests of the Ebrahimis or Mr. Blank could conflict with the interests of the other holders of Units.

The significant holdings of Units by the principal holders may adversely impact the market price of our Units and deter bids to acquire the Partnership.

The significant concentration of Unit holdings may deter persons desiring to make bids to acquire the Partnership because they may not be able to do so without the cooperation of the principal holders of Units. In addition, if the principal holders or other large holders of Units were to sell a large number of the Partnership’s Units, the market price of our Units could decline significantly. Furthermore, the perception in the public market that the principal holders or other large holders of Units might sell their Units could depress the market price of our Units, regardless of their actual plans.

Holders of Units have limited voting rights, and the Managing Partner cannot be changed unless our largest unitholder votes in favor of the change.

Holders of Units have limited voting rights on matters affecting the Partnership’s business, which may have a negative effect on the price at which the Units trade. In particular, the holders of Units do not elect the directors of the Managing Partner. Furthermore, if holders of Units are not satisfied with the performance of the directors, they may find it difficult to remove any or all of the directors because the Partnership Agreement requires a vote of at least 66 ⅔% of the outstanding Units to remove the Managing Partner. No change of the Managing Partner can be effected unless the Ebrahimis vote their Units in favor of the change.

Ownership of the Partnership’s Units is different from ownership of stock, and unlike stockholders, holders of our Units do not have the right to elect directors of our Managing Partner.

Although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business, limited partnership interests are inherently different from the capital stock of a corporation. The Units represent limited partnership interests. The rights of a unitholder differ substantially from rights of a stockholder in many important respects. In particular, management of the Partnership is (except for certain specific matters requiring approval of unitholders) vested in the Managing Partner. Although holders of  66 ⅔% of the Units have the power to remove and replace the Managing Partner, unitholders do not have the power to vote upon the composition of the Managing Partner’s board of directors. In addition, since the Ebrahimis control approximately 67.7% of our Units, the Managing Partner cannot be changed unless the Ebrahimis vote their Units in favor of the change. Moreover, the right of unitholders to participate in governance of the Partnership through exercise of voting rights is limited to certain specified matters.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) on the balance sheet for all leases with terms longer than 12 months. Currently, all of our orchard land leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018. The Partnership is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statement, but these changes could significantly change our reported or expected financial performance.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date for implementation of this standard by one year. ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, including interim periods within that period. The Partnership anticipates adopting this guidance in the first quarter of 2018 and is evaluating the impact of adoption of the new rules on the Partnership’s consolidated financial statements.

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

Our branded products line of business is conducted through Royal, a wholly owned separate, taxable corporation, so that the Partnership will not be considered to be engaging in a substantial new line of business that would terminate its status as an Electing 1987 Partnership as defined by the Internal Revenue Code of 1986, as amended (“Code”). The Partnership’s transactions with Royal may be subject to federal, state or local taxes, and any income or gain that the Partnership derives from those transactions would be included in the Partnership’s income or gain that flows through to a holder of Units. In addition, distributions that the Partnership receives from Royal will be taxable dividends to the extent of Royal’s earnings and profits. Conversely, losses that may be incurred by the Partnership as a result of transactions with Royal may be subject to deferral or disallowance, and tax losses in Royal may not be available to offset the taxable income of the Partnership. Because Royal is subject to federal and state income tax, Royal’s income available for distribution will be reduced by those taxes. The Partnership has recorded a valuation allowance equal to 100% of Royal’s deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry forwards (“NOLs”).

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

The book and tax treatment of the Units has changed over the years, and at this time for tax purposes a holder of Units will experience higher earnings or lower loss compared to the income determined under accounting principles generally accepted in the United States of America (“GAAP”). Furthermore, given our current financial condition and the restrictions on distributions under our current credit agreements, holders of Units should not expect to receive any distributions with respect to their Units and, thus, will bear the tax liability on any income allocable to them.

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

The Partnership would be taxable as a corporation but for its status as an Electing 1987 Partnership, which allows the Partnership to be taxed as a partnership for U.S. federal income tax purposes. If the Partnership were to lose its status as an Electing 1987 Partnership and otherwise not qualify to be treated as a partnership under the publicly traded partnership rules, the Partnership would be taxed as a corporation and subject to U.S. federal and state taxation at the Partnership level. Distributions to unitholders would be treated either as a taxable dividend of current and accumulated earnings and profits or, in the absence of earnings and profits, as a nontaxable return of capital or taxable capital gain. Thus, taxation as a corporation would likely result in a material reduction of cash flow and after-tax return to holders of Units, and thus would likely result in a substantial reduction in the value of the Units.

If the IRS contests the federal income tax positions we take, the market for our Units may be adversely impacted, the cost of any IRS contest will likely reduce cash available for distribution, and if adjustments to income are required, holders may be required to amend their tax returns and pay interest and penalties on any additional tax resulting from such adjustments.

If the IRS challenges a tax position that we adopt, it may be necessary to resort to administrative or court proceedings to defend the allocations. Any contest with the IRS may materially and adversely impact the market for our Units and the price at which they trade. The cost of defending the allocations will increase the Partnership’s expenses and will likely reduce the cash available for distribution. In addition, if an adjustment is required, holders of Units may be required to amend their income tax returns for the year(s) in question and pay interest and penalties on any additional tax resulting from the adjustment.

Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce the cash available for distribution to unitholders.

Recently enacted legislation, applicable to the Partnership for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our unitholders with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from the Partnership in the year in which the audit is completed. Such tax liability will be determined without regard to unitholder-level tax items that could otherwise reduce tax due on any adjustments. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year. If permitted under future guidance from the IRS, the Partnership might elect to have the assessment made against the unitholders in the year under review in which event each unitholder would be required to take into account such adjustment at the their level and pay additional tax for the current year.

The Partnership’s allocations of profits and losses may not be respected by the IRS, which could result in changes to income allocation requiring holders to amend their tax returns and pay interest and penalties on any additional tax resulting from such adjustments.

We intend to allocate profits and losses in a manner consistent with the requirements of the Code. However, the IRS rules that govern the allocations of profits and losses, particularly with respect to allocations to be made to maintain the uniformity of Units, to account for differences between the book and tax capital accounts of unitholders, to account for the purchase of Units through the exercise of subscription rights, and to account for varying prices paid by unitholders to purchase their Units, are complex and uncertain, and there is no assurance that the IRS will respect the allocation methods utilized by the Managing Partner. If there is an IRS challenge, we will likely incur administrative costs to defend the allocations. The cost of defending the allocations will increase our expenses, will likely reduce the cash available for distribution and may reduce the value of the Units. In addition, if an adjustment is required, unitholders may be required to amend their income tax returns for the year(s) in question and pay interest and penalties on any additional tax resulting from the adjustment. If the IRS were to make adjustments to allocations in an audit of the Partnership for a taxable year commencing after December 31, 2017, the Partnership itself could incur tax liability as a result of such audit adjustments.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our Units based upon the ownership of our Units on the first business day of each month. Our allocation methods may not be permitted under existing Treasury Regulations and could be challenged by the IRS. Our counsel is unable to opine as to the validity of our allocation methods in the absence of Treasury Regulations or other guidance that approve of our allocation methods. If the IRS were to successfully challenge our proration method, the allocations of items of income, gain, loss and deductions among holders of Units may be changed.

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

Orchards Segment

Location. The Partnership owns or leases approximately 5,381 tree acres of macadamia orchards on the island of Hawaii. The orchards are located in two areas: Ka’u and Keaau. The Ka’u area is located in the south part of the island about 50 miles from Hilo and the Keaau area is located six miles south of Hilo on the east side of the island.

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

Age and Density. The productivity of macadamia nut orchards depends on several factors, including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. Assuming adequate moisture, the most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity at approximately 15 years of age, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease. Of the 5,381 tree acres of macadamia orchards owned or leased by the Partnership, 4,619 are over 20 years of age. Up to 1% of trees are lost to various causes each year and management determines when and whether to replace such trees.

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

Orchards. The following table lists each of the orchards, the year acquired, tree acres, tenure, and minimum lease rents:

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent Per Annum

Keaau I	June 1986	1,464	Fee simple
Ka’u I	June 1986	470	Fee simple
“	June 1986	491	Leasehold (1) (2)	2019	$26,042
Ka’u Greenshoe I	Dec. 1986	264	Leasehold (1) (3)	2019	$5,819
Keaau II	Oct. 1989	218	Fee simple
Ka’u II	Oct. 1989	330	Leasehold (4) (5)	2034	$25,984
“	Oct. 1989	172	Leasehold (1) (6)	2028	$18,035
“	Oct. 1989	21	Fee simple
“	Oct. 1989	185	Leasehold (1)	2031	$41,383
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	132	Leasehold (1) (7)	2045	$10,811
Ka’u O	July 1996	12	Leasehold (1)	Month-to-Month	$46 per month
Ka’u 715/716	April 2006	20	Fee simple
Ka'u M250	March 2005	3	Fee simple
IASCO I	Aug. 2010	412	Fee simple (8)
IASCO II	Aug. 2010	468	Fee simple (8)
Becker	June 2015	641	Fee simple (9)
Total acres		5,381

(1)	Lease of land only; trees may be removed at termination of lease.
(2)	Additional rental payment if USDA farm price for nuts is greater than $0.50 per pound ($521 per annum for each $0.01 per pound).
(3)	Additional rental payment if USDA farm price for nuts is greater than $0.20 per pound ($291 per annum for each $0.01 per pound).
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

The approximately 3,795 tree acres of fee simple orchards is on 5,500 total acres of land. Our orchards typically use about 15% more land than the tree acres for roads, windbreaks and staging areas. Land exceeding the 15% could be planted or used for other purposes.

Certain leases require additional rental payments based on the USDA farm price of nuts. The additional rental payments were made to lessors in the aggregate amount of $70,000 in 2016 and $54,000 in 2015. The USDA net farm nut price published from the NASS Hawaii Macadamia Nuts Final Season report for the crop year ended June 30, 2016 was $0.97 per WIS pound. For crop years ended June 30, 2015 the USDA published nut price was $0.87 per WIS pound. All leases also require the Partnership to pay expenses with respect to the leased premises, including, but not limited to, Hawaii general excise tax and real property taxes.

With respect to the Ka’u Greenshoe I Orchard, the lease requires the Partnership to pay the Olson Trust, the lessor, additional rent equal to 100% of any year’s cash flow generated by such orchard in excess of a target level of $507,000 until the aggregate amount paid equals 150% of the aggregate amount of the stabilization payments previously received by the Partnership. Thereafter, the Partnership is required, with respect to any year prior to the expiration of the lease, to pay as additional rent 50% of the cash flow generated by such orchard for such year in excess of a target level of $507,000 of cash flow. No additional rent payments were made for 2016 or 2015. Pursuant to the terms of a settlement agreement entered into on February 14, 2017, this lease, and others, are being terminated in exchange for ownership of additional land. See Item 3 – Legal Proceedings below.

Facilities

The Partnership owns the husking plant and drying plant, a garage and field office buildings on leased land in Pahala, Hawaii. The Partnership leases its office in Hilo and its garage and field offices in Keaau. The lease expense for the Hilo office was $28,500 in each of the years ended December 31, 2016 and 2015 and expires February 2018. The lease expense of the garage and field offices in Keaau was $60,000 in each of the years ended December 31, 2016 and 2015 and expires June 2017.

Branded Products Segment

Royal began leasing property on June 1, 2013, for its sales office, which is located in Dana Point, California. The lease was extended and space added for a five-year term commencing on December 1, 2016. Lease expense for this sales office was $32,000 in each of the years ended December 31, 2016 and 2015.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported on a Current Report or Form 8-K filed on February 16, 2017, the we entered into a Definitive Terms of Settlement Agreement on February 14, 2016 (the “Settlement Agreement”) with the Olson Trust. The Settlement Agreement resulted in the dismissal of all claims asserted by the parties in the following lawsuit: Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P., Circuit Court of the Third Circuit State of Hawaii, Civil No. 15-1-0016, filed on January 22, 2015, in which the Olsen Trust sought a declaratory judgment that we had breached the terms of two leases (the “Greenshoe I and Greenshoe II Leases”), on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claimed that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel us from the orchards.

Pursuant to the terms of the Settlement Agreement, each of the Greenshoe I and II Leases, as well as a third lease between the parties not in dispute (the “Ka’u Orchard 2000 Lease,” and, collectively with the Greenshoe I and II Leases, the “Leases”), will be terminated. In conjunction with the termination of the Leases, the Olson Trust will convey all of its interests in the land and orchards subject to the Greenshoe I Lease to us, with the result being that we will own the land under our trees on that property. The parties will split ownership of the land and orchards subject to the Greenshoe II and Ka’u Orchard 2000 Lease, such that each party will own a portion of the land and the trees on the land previously subject to the Leases. Under the Leases, we owned the trees and leased the land, and the Olson Trust owned the land but not the trees. The parties have also agreed to partition certain land so that we will obtain ownership of the land (currently leased) under our garage, husking, drying and office facilities. Additionally, after partitioning another parcel, we will convey to the Olson Trust our interest in approximately 30 acres of land and trees in our IASCO orchards along with our rights and obligations to sell the nut production from that acreage to Mauna Loa. The parties have agreed to deliver the necessary lease terminations and deeds and assignments to convey the land and orchards to an escrow account by March 31, 2017, for recording by the escrow agent. The parties have further agreed to use their best efforts to partition the two parcels by June 30, 2017. The actual timing of the exchange of land and orchards will depend on factors, such as title commitments and government approvals of the partitions, which may not be within the control of the parties.

Upon completion of the transactions contemplated by the Settlement Agreement, we will gain ownership of 653 acres of land, which includes 382 acres of trees and the land underlying its garage, husking, drying and office facilities. We will have relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of trees, and 30 acres of owned land, including 24 acres of trees. Under the terms of the Settlement Agreement, each of the parties has released all claims against the other related to the lawsuit and the Leases, other than those associated with enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal filed by the parties.

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

Market Information

The Partnership’s Units trade on the OTCQX (symbol: “NNUTU”). High and low sales prices on the OTCQX per Unit during the last two fiscal years are shown in the table below:

		High	Low
2016:	Fourth Quarter	$3.02	$2.75
	Third Quarter	3.16	2.75
	Second Quarter	3.20	2.72
	First Quarter	3.24	2.57

2015:	Fourth Quarter	$3.15	$2.71
	Third Quarter	3.06	2.76
	Second Quarter	3.10	2.70
	First Quarter	3.15	2.79

The sales prices on the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

There were 581 record holders of Units on March 8, 2017. This is not the actual number of beneficial owners of our Units, because many of our Units are held by brokers and other nominees on behalf of individual unitholders.

Distribution Policy and Restrictions on Cash Distributions

Unitholders are entitled to receive distributions if, as and when declared by the Managing Partner out of funds legally available for distribution and in accordance with the terms of the Partnership Agreement. All distributions to unitholders are made in accordance with their respective participations in profits and losses of the Partnership. Under our Amended and Restated Credit Agreement effective March 27, 2015, tax distributions may be made without lender consent, but any other distributions will still require lender consent. No distributions were declared in 2016 or 2015.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended December 31, 2016. The selected financial data set forth below should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements.

	2016	2015	2014	2013	2012
	In thousands, except per unit data
Financial:
Total revenue	$26,653	$18,510	$16,018	$13,853	$20,017
Net cash provided (used) by operating activities (1)	(490)	(5,082)	178	(2,912)	1,361
(Loss) income before taxes	(1,927)	(2,064)	(6,209)	(3,625)	(373)
Net (loss) income	(1,996)	(2,192)	(6,193)	(3,670)	(499)
Distributions declared	-	-	-	150	-
Net working capital	154	8,680	4,638	165	2,007
Total assets	63,856	65,354	50,528	54,655	56,261
Long-term debt, non-current	10,164	19,942	4,677	5,716	6,756
Total partners’ capital	37,042	38,721	41,048	38,584	42,002

Per Class A Unit: (2)
Net (loss)	(0.18)	(0.21)	(0.56)	(0.49)	(0.07)
Distributions	-	-	-	0.02	-
Partners’ capital	3.30	3.49	3.70	5.14	5.60

(1)	See the Statements of Cash Flows in the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the method of calculation.
(2)	11,100,000 Units were authorized, issued and outstanding at December 31, 2014, 2015 and 2016. 7,500,000 Units were authorized, issued and outstanding at December 31, 2012 and 2013.

Commencing in 2012, we included the branded products segment in our financial reporting. Upon expiration of each of three contracts with Mauna Loa, on December 31, 2012, 2013 and 2014, respectively, we began taking into inventory kernel that was no longer sold to Mauna Loa. We are utilizing such kernel for our macadamia snack products. Since the percentage of our production sold to Mauna Loa changed each year due to the expiration of these contracts and the production we keep to build inventory does not immediately generate revenues for us, results for 2013 through 2016 are not comparable to prior periods.

See Note 8 – Short-Term and Long-Term Debt and Lease Obligations to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the Partnership’s contractual obligations as of December 31, 2016.

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

Summary

Royal Hawaiian Orchards, L.P. is a producer, marketer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,381 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

The Partnership was formed in 1986 as a master limited partnership. In 2012, we established a branded products company to manufacture and sell a line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®. In 2014, in an effort to gain more control over processing our nuts and reduce our processing costs, we completed construction of the first phase of our drying facility. The second and final phase of our drying plant was completed in the fourth quarter of 2015 and became fully operational in January 2016.

Our macadamia snacks contain no artificial ingredients, contain no genetically modified organisms, are gluten-free, and have no sulfites. We sell our products to national, regional and independent grocery and drug store chains, as well as mass merchandisers, club stores and other retail channels that target consumers with healthy eating habits and disposable income necessary to afford premium products. We estimate that as of December 31, 2016, we had products in approximately 20,000 retail stores in the United States.

In 2015, we launched several new products. We made our first entry into the chocolate category, offering a line of dark chocolate-covered macadamias with anti-oxidant fruits (acai, goji and pomegranate). We further expanded our product offerings by introducing five-ounce bags of natural macadamia nuts and 24-ounce bags of roasted salted macadamia nuts and blueberry pomegranate macadamia nuts in club stores. In 2016, we launched macadamia nut milk, macadamia nut butter and “grab & go pouches,” which are single serve, 1.25 ounce pouches.

Recent Developments

On June 30, 2016, the Partnership sold all of the issued and outstanding shares of capital stock of the Managing Partner to Crescent River for $224,000.

The only asset of the Managing Partner consists of a 1% general partnership interest in the Partnership. The general partnership interest is unregistered and non-transferrable. Pursuant to the terms of the Partnership Agreement, the Managing Partner is also entitled to an annual management fee equal to 2% of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of the partnership exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by the Managing Partner since it became a wholly owned subsidiary of the Partnership in 2005. The incentive fee has not been earned by the Managing Partner for at least 15 years. As part of the transaction, the Managing Partner agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, the Managing Partner will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, the Partnership is still required to reimburse the Managing Partner for expenses incurred in managing the Partnership.

Subsequent Events

Credit Agreement with AgCredit PCA

On January 12, 2017, we entered into the Sixth Amendment to Amended and Restated Credit Agreement and Waiver (“Sixth PCA Credit Agreement Amendment”) with our existing lender AgCredit PCA. Capitalized terms used below related to our credit agreements are defined under the heading “Debt” below.

As a result, the Amended PCA Credit Agreement was amended as follows:

●	the maturity date of the 2015 Bridge Loan was extended from January 15, 2017 to July 15, 2017;
●	the maturity date of the Revolving Credit Facility was extended from March 27, 2017 to July 15, 2017;
●

the interest rate on the 2015 Bridge Loan will increase as of April 15, 2017 from (A) LIBOR plus 3.00% or the Base Rate plus 1.00% to (B) LIBOR plus 3.25% or the Base Rate plus 1.25% (the Partnership elected to borrow at the Base Rate); and

●

the minimum Consolidated EBITDA was reduced for the four-quarter period ending March 31, 2017, and for the four-quarter period ending on the last day of each fiscal quarter thereafter from $5,000,000 to $2,500,000.

In addition, a one-time waiver was granted in connection with Events of Default (as defined in the Amended PCA Credit Agreement) relating to (i) the Consolidated EBITDA covenant of the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2016, and (ii) the cross-default covenant of the Amended PCA Credit Agreement relating to the Event of Default in the FLCA Credit Agreement.

Credit Agreement with American AgCredit, FLCA

On January 12, 2017, we also executed the Second FLCA Credit Agreement Amendment with our existing lender AgCredit FLCA.

As a result, the FLCA Credit Agreement was amended by eliminating the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarters ending March 31, 2017 and June 30, 2017. The covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio not to exceed 4.0 to 1.0 will be effective as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017.

In addition, a one-time waiver was granted in connection with Events of Default (as defined in the FLCA Credit Agreement) relating to (i) the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarter ending on December 31, 2016, and (ii) the cross-default covenant of the FLCA Credit Agreement relating to the Event of Default in the Amended PCA Credit Agreement described above.

Definitive Terms of Settlement Agreement with the Olson Trust

On February 14, 2017, we entered into the Settlement Agreement with the Olson Trust with respect to the lawsuit filed by the Olson Trust (as lessor) against the Partnership (as lessee) on January 22, 2015, seeking declaratory judgment that we had breached the terms of two orchard leases. Upon completion of the transactions contemplated by the Settlement Agreement, we will gain ownership of 653 acres of land, which includes 382 acres of trees and the land underlying its garage, husking, drying and office facilities. We will have relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of trees, and 30 acres of owned land, including 24 acres of trees. See Item 3 – Legal Proceedings for a more detailed description of the terms of the Settlement Agreement.

Going Concern

Management does not believe that the Partnership has sufficient working capital to meet current obligations and debt service requirements for at least the next fiscal year. As of December 31, 2016, we had approximately $1.1 million of cash and $154,000 of working capital. We have historically funded our operations through cash flows from operations, debt and issuance of equity. Due to a late and smaller harvest and losses in our branded products segment, we will be unable to repay our financial obligations due July 15, 2017, from cash flow generated by operations. Expenses and inventory are being reduced to fund current operations, and we plan to issue equity to raise funds to satisfy the debt requirements or extend the terms of the debt. There can be no assurance that we will be able to raise sufficient funds on terms that are acceptable to us or that we will be able to further extend the terms of our debt. If we are not able to raise funds through an equity offering or to extend the terms of our debt, we may be forced to sell assets to repay maturing debt or discontinue operations.

Our consolidated financial statements have been prepared under the assumption that we will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although we believe that we will be able to generate sufficient liquidity from the measures described above, our current circumstances raise substantial doubt about our ability to continue to operate as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Our orchards segment derives its revenues from the sale of WIS macadamia nuts grown in orchards we own or lease, the sale of DIS macadamia nuts, the sale of macadamia nut kernel to Royal, revenues from the farming of macadamia orchards owned by other growers and lease income. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, and nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occurs during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower//set season.

Our branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nuts. Substantial advertising and promotional expenditures are required to introduce a new product or maintain or improve a brand’s market position. Promotional allowances, such as slotting fees, are netted against our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues. Accordingly, the future success of the branded products segment depends, in large part, on our ability to effectively maximize the return on these expenditures to implement our growth strategy of expanding distribution and improving placement of our products and attracting new customers to our brand.

How We Evaluate Our Business

In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and food manufacturing industry. Management evaluates the performance of each segment on the basis of operating income and revenue growth. In addition, we manage our orchards segment based on increased nut-in-shell productivity, farming costs, kernel recovery, cost stabilization and cash flow generation to support and grow our branded products segment and fund other Partnership priorities. We manage our branded products segment based on sales (including the number of new stores carrying our branded product), gross margins and selling expenses. The Partnership accounts for intersegment sales and transfers at cost plus a mark-up, and such transactions are eliminated in consolidation. Our branded products segment should enjoy higher growth and has the potential for value-added innovation and enhanced responsiveness to consumer marketing.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the year ended December 31, 2016, net revenue increased $8.1 million or 44%, compared to the year ended 2015. The increase was due to a $9.0 million increase in net branded products segment revenue, partially offset by a $839,000 decrease in orchards revenue. Orchards revenue on a consolidated basis decreased due to decreased WIS nut sales due to lower orchard production.

For the year ended December 31, 2016, cost of revenues increased $6.8 million or 48%, compared to the same period in 2015 due to increased branded products sales offset by lower volume of WIS nut sales to external parties. For the year ended December 31, 2016, we generated a gross profit of $5.6 million and a gross margin of 21%, compared to gross profit of $4.3 million and a gross margin of 23% for the same period in 2015. On a consolidated basis, cost of branded products sales includes the cost of macadamia nuts from our orchards.

Orchards Segment – Revenues

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products, revenues from contract farming, and orchard lease income.

The table below shows revenues, costs of revenues, gross profit and other financial information for our orchards segment for the years ended December 31, 2016 and 2015. See Note 4 – Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of orchards segment results to our consolidated results.

	Years Ended
	(in thousands)
	2016	2015	Change	% Change
Revenues
External customers	$5,586	$6,425	$(839)	(13%)
Intersegment revenue (Royal)	13,112	13,952	(840)	(6%)
Total revenue	$18,698	$20,377	(1,679)	(8%)

Cost of orchards revenue	$16,659	$17,397	$(738)	(4%)

Operating income	$153	$1,083	$(930)	(86%)

Depreciation and amortization	$3,000	$2,515	$485	19%

Capital expenditures	$134	$11,582	$(11,448)	(99%)

Segment assets	$72,458	$78,072	$(5,614)	(7%)

As described in further detail below, macadamia nut production on a calendar year basis was historically low in 2016. Revenues from external customers decreased $839,000 to $5.6 million for the year ended December 31, 2016, as compared to $6.4 million for the same period in 2015 due to decreased WIS pounds sold from the IASCO orchards because of lower production overall and a late start to the harvest. For the year ended 2016, intersegment revenue decreased $840,000 due to lower production overall and a late start to the harvest. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the year ended December 31, 2016, cost of orchards revenue decreased $738,000. The 4% decrease in cost of orchards revenue to $16.7 million compared to $17.4 million for the same period in 2015 was due to the lower revenue because of lower 2016 production. Generally, our orchards segment receives a higher overall gross margin from sales of kernel as compared to sales of WIS nuts based upon agreed upon intersegment sales rates and sales to third-party customers.

Operating income decreased $930,000 from operating income of $1.1 million for the year ended December 31, 2015 to operating income of $153,000 for the year ended December 31, 2016. The decrease in operating income was due to lower revenue as a result of lower production and a late start to the harvest.

We have three long-term agreements with Mauna Loa expiring in 2029, 2078 and 2080 under which all macadamia nuts produced from the IASCO orchards, which represented approximately 18% and 21% of our production in 2016 and 2015, respectively, must be sold to and purchased by Mauna Loa at a predetermined price. Under the IASCO agreements, we are paid based on WIS pounds at prices that are derived annually from formulas that factor in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop years ended June 30, 2016 and 2015 was $0.97 and $0.87 per WIS pound, respectively. In 2016 and 2015, the average price received from Mauna Loa per WIS pound in the crop years ended June 30, 2016 and 2015 amounted to $0.94 and $0.85, respectively.

Pursuant to the Becker Property Acquisition on June 16, 2015, we assumed five leases, which required the lessees of the properties to pay rent to us in the amount of $320,000 for the period from acquisition through December 31, 2015, recognized on a straight line basis. Beginning January 1, 2016, through December 31, 2021, the annual rent is $601,809, payable in quarterly installments. The lessee is responsible for all costs for the property, including real estate taxes and orchard maintenance.

Orchards Segment – Production and Yields. Production and yield data for the orchards that we own, operate and receive production from are summarized below (expressed in WIS pounds):

		Production		Yield per Acre[1]		Change
Orchards	Tree Acres	2016	2015	2016	2015	2016 vs. 2015
Keaau	1,760	6,146,003	6,407,813	3,492	3,641	(149)
Ka'u	2,100	5,626,484	8,923,214	2,679	4,253	(1,574)
IASCO	880	2,510,337	3,645,576	2,853	4,143	(1,290)
Total [2]	4,740	14,282,824	18,976,603	3,013	4,005	(992)

_________________

1 Yield per acre is production divided by tree acres.

2 Total does not include tree acres, production, or yield per acre from the Becker orchard, as the Becker orchard is leased through 2021.

We report our financial results on a calendar year basis, though the natural crop year generally begins July 1.

Our nut production is highly contingent upon Hawaii’s climatic conditions. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and fruit set occurring during April through August of the previous year. Factors such as cool temperatures (to promote flower development), sunlight and the amount and timing of moisture determine the length of the flower, pollination and fruit set season. Warm evening temperatures in November and December 2015 resulted in a late start to flowering in both the Keaau and Ka’u orchards. Dry weather during the first quarter of 2016 resulted in poor fruit set in the Ka’u orchards. The combined result of the late flowering and poor fruit set was that harvest started almost a full month later than normal and 2016 production came in 25% lower than in 2015. This shortfall was largely from the Ka’u orchards and IASCO orchards, which in 2016 produced 37% and 31% less than 2015, respectively. Keaau shortfall was less significant; 2016 production was 4% lower than 2015 production.

Of the approximately 14 million pounds of production in 2016, 2.5 million was sold as WIS pounds pursuant to the IASCO agreements, and the remaining amount was sold as WIS, DIS or as kernel to Royal. In 2015, 3.6 million was sold as WIS pounds pursuant to the IASCO agreements and the remaining was sold as DIS or kernel to Royal.

Orchards Segment – Costs of Orchard Revenue. Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as the quantity of nuts actually harvested.

The Partnership has seven contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same two locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (i.e., cultivation, irrigation and harvesting), to collect a pro rata share of indirect costs and overhead, and to charge a management fee or fixed fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services were approximately $1.8 million in both 2016 and 2015.

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

	Cost per WIS Pound
Orchard	2016	2015	Change	% Change
Keaau	$0.871	$0.767	$0.104	14%
Ka’u (without IASCO)	0.915	0.659	0.256	39%
IASCO	0.913	0.675	0.238	35%
Actual average cost per WIS pound, all orchards	$0.896	$0.698	$0.198	28%

_________________

The volume of nuts produced is a significant factor in the cost per WIS pound. Total actual average cost per WIS pound, all orchards, increased from $0.698 in 2015 to $0.896 in 2016, an increase of $0.198 or 28%. The change in cost per WIS pound of the individual orchards was primarily due to the lower production in 2016 due to a late fall harvest and a smaller than anticipated crop. At the Keaau orchard, the cost per WIS pound increased by $0.10 from $0.767 in 2015 to $0.871 in 2016 or 14%. At the Ka’u orchard (without IASCO), the cost per WIS pound increased $0.256 from $0.659 in 2015 to $0.915 in 2016 or 39%.

At the IASCO orchards, the cost per WIS pound increased $0.238 from $0.675 in 2015 to $0.913 in 2016 or 35%. This was due to a decrease in annual production at the IASCO orchards of 1.1 million pounds of WIS in 2016, which was primarily due to dry weather resulting in late flowering and poor fruit set and partly due to a late fall harvest.

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk nuts, three product lines of better for you macadamia nut snacks, macadamia nut milk and macadamia nut butter sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for the years ended December 31, 2016 and 2015 are set forth in the following table.

	For the Years Ended
	(in thousands, except percentages)
	2016			2015			Change	% Change

Total gross revenues	$23,787			$13,717			$10,070	73%
Deductions to gross revenues	2,720			1,632			1,088	67%
Net revenues	21,067	100%		12,085	100%		8,982	74%
Total cost of revenues	18,007	85%	(1)	10,221	85%	(1)	7,786	76%
Total gross profit	3,060	15%	(1)	1,864	15%	(1)	1,196	64%
General and administrative expenses	1,059	5%	(1)	1,028	9%	(1)	31	3%
Selling expenses	3,688	18%	(1)	2,374	20%	(1)	1,314	55%
Operating (loss) income	$(1,687)	(8%)	(1)	$(1,538)	(13%)	(1)	$(149)	10%

_________________

(1) As a percentage of net revenues.

Gross segment revenue for the year ended December 31, 2016, increased by $10 million or 73% to $23.8 million compared to $13.7 million for the same period in 2015. The higher gross revenue resulted from a 94% increase (from $7.8 to $15.1 million) in bulk nut sales, combined with a 47% increases in gross sales of our branded products. Demand for bulk kernel continued to be strong through 2016. Bulk kernel wholesale prices ranged from $6.00 to $8.55 per pound in 2016 compared to a range of $7.50 to $8.25 per pound during 2015. The volume of bulk kernel sold increased due to increased availability of kernel due to higher inventories at the end of 2015 that were sold in 2016 as compared to the end of 2014 when we sold more of our production as WIS until the drying plant was completed at the end of the year.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. We offer a variety of sales and promotion incentives to our customers, such as price discounts, advertising allowances, in-store displays and consumer coupons. The 2016 deductions were $1.1 million, or 67%, higher than 2015 and represented 11% and 12% of gross segment revenue for 2016 and 2015, respectively. The decrease in deductions as a percent of revenue was mainly attributable to increased sales of bulk. Trade discounts increased 83%, slotting fees increased 74% and promotions increased 101%. Royal introduced several new products in 2016, including macadamia nut milk and macadamia nut butter, which increased total deductions.

Cost of revenues (excluding inter-segment eliminations) for the year ended December 31, 2016, increased by $7.8 million (76%) compared to 2015 due to the increased sales volume discussed above.

Operating loss for the branded products segment for 2016 increased $149,000 over 2015 due to higher selling expenses partially offset by higher gross profit primarily from increased bulk sales.

General and Administrative Expenses

General and administrative expenses (“G&A”) on a consolidated basis are comprised of pro rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance. G&A was $2.9 million in both 2016 and 2015.

Selling Expenses

Selling expenses on a consolidated basis were $3.7 million in 2016 as compared to $2.4 million in 2015. Selling expenses in 2016, including freight and warehousing expenses and commissions paid to brokers, increased as a result of the increase in the quantity of branded products we sold in 2016. Freight costs and warehousing costs increased $202,000 (62.5%) and $172,000 (75%), respectively, and broker commissions increased $155,000 (101%) compared to 2015. Increased advertising costs and product development costs also contributed to the increase in selling expenses.

Interest Income and Expense

Interest expense was $1.2 million in 2016 and $847,000 in 2015. Interest expense results from (i) the long-term loan used for the asset purchase of the macadamia nut farming operations of IASCO, (ii) the revolving line of credit, (iii) the long-term loan used for the purchase of the drying plant, and (iv) the long- and short-term debt for the Becker Property Acquisition. The increase in 2016 was attributable to the additional debt incurred in 2015 for the Becker Property Acquisition and Phases 1 and 2 of our drying plant and a higher average balance on the line of credit.

We fund our working capital needs through operating cash flow, from short-term borrowings and, when needed, from equity offerings. Net interest income or expense, therefore, is partly a function of any balance carried over from the prior year, the amount and timing of cash generated and distributions paid to unitholders in the current year, if any, as well as the current level of interest rates.

Net Gain (Loss) on Sale of Property and Equipment

In 2016 we had a $3,700 gain on sale of property and equipment compared to a $1,000 loss in 2015.

Other Income (Expense)

Other income of $270,000 in 2016 was primarily attributable to $113,000 from patronage dividend received from AgCredit PCA and $156,000 in crop insurance proceeds. Other expense of $189,000 in 2015 was attributable to $281,000 of costs incurred for the repair of damages sustained by a wind storm and other expenses in the amount of $53,000, partially offset by other income of $57,000 from a patronage dividend received from AgCredit PCA, and $88,000 from net insurance proceeds from a prior year crop insurance claim.

Net Loss

In 2016, we recorded a consolidated net loss of $2.0 million, compared to a net loss of $2.2 million in 2015. The reduction in net loss was attributable to increased operating income and other income offset by higher interest expense.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independently of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition, consumer acceptance and global supply. Farming costs, particularly labor and materials, and G&A generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues) beginning in 1998. The gross income tax expense was $ 69,000 in 2016. The gross income tax expense was $128,000 in 2015.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 34% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset on Royal’s NOLs at December 31, 2016, was $3.6 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of these NOLs.

Liquidity and Capital Resources

Our businesses are seasonal. Production normally peaks in the fall and winter; however, farming operations continue year round. In general, a significant amount of working capital is required for much of the harvesting season as we are increasing our inventory of nuts to support the growth of our branded products.

We have met our working capital needs with cash on hand, through short-term borrowings under a revolving credit facility and, when needed, by raising equity.

(in thousands)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$1,132	$404
Accounts receivable	3,215	2,306
Inventories	10,293	10,569
Accounts payable	781	1,554
Accrued payroll and benefits	760	823
Net working capital (1)	154	8,680

__________________

(1) Working capital consists of total current assets less total current liabilities.

At December 31, 2016, our working capital was $154,000 and our current ratio (current assets/current liabilities) was 1.01-to-1, compared to working capital of $8.7 million and a current ratio of 2.75-to-1 at December 31, 2015. The working capital decrease of $8.5 million was mainly due to the 2015 Bridge Loan (as defined below) and the Revolving Credit Facility (as defined below) becoming current rather than long-term and the balance of the Revolving Credit Facility increasing from $5 million to $8.15 million. In 2015, we increased our borrowings under our credit agreements, including the 2015 Bridge Loan of $2.835 million that was used to finance the acquisition of orchards. The 2015 Bridge Loan matures July 15, 2017 or, earlier if we receive proceeds from any issuance of equity. Management is closely monitoring our cash on hand, cash flow provided by operating activities and borrowings under our Revolving Credit Facility and our ability to fund our operating expenses and make required debt service payments for the next 12 months. Given the lower than average 2016 production and losses incurred in the branded products segment, we will not be able to repay the 2015 Bridge Loan from operating cash flow in July 2017, which will impact our ability to renew our Revolving Credit Facility. We plan to raise equity to meet these payments or extend the terms of our debt. However, there can be no assurance that we will be successful in obtaining equity on terms that are acceptable to us or at all or that we will be able to further extend the terms of this debt. If we are unable to do so, we may be forced to or sell assets to repay maturing debt or discontinue operations.

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

On March 27, 2015, the Partnership and each of its then wholly owned subsidiaries, the Managing Party, Royal and Royal Hawaiian Services, LLC (“RHS”), as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment and the Fourth PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

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

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016; (iii) amend the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement), and (iv) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the quarter ended December 31, 2015.

In connection with the sale of the Managing Partner, on June 30, 2016, the Borrowers executed the Fifth Amendment to Amended and Restated Credit Agreement and Consent (the “Fifth PCA Credit Agreement Amendment”) with AgCredit PCA to remove the Managing Partner as a party to the Loan Documents (as defined in the Amended PCA Credit Agreement) and release the Managing Partner from liability under the Loan Documents, other than from such liability as it may have as general partner of the Partnership.

On November 9, 2016, the Borrowers (no longer including the Managing Partner) executed a Waiver Agreement with AgCredit PCA pursuant to which AgCredit PCA waived our noncompliance with the Consolidated EBITDA covenant for the quarter ended September 30, 2016.

As of December 31, 2016, we were not in compliance with a financial covenant in the Amended PCA Credit Agreement, which non-compliance was waived by AgCredit PCA pursuant to the terms of the Sixth PCA Credit Agreement Amendment among the Borrowers and AgCredit PCA entered into on January 12, 2017.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. The Sixth PCA Credit Agreement Amendment extended the maturity date to July 15, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2016, was 5.00% per annum.

As of December 31, 2016 and December 31, 2015, the outstanding balance on the Revolving Credit Facility was $8.15 million and $5.0 million, respectively.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of December 31, 2016, and December 31, 2015, the outstanding balance on the 2010 Term Loan was $3.762 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of December 31, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $3.792 million and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. The Fourth PCA Credit Agreement Amendment extended the fixed maturity date trigger of the 2015 Bridge Loan from March 15, 2016 to January 15, 2017. The Sixth PCA Credit Agreement Amendment extended the maturity date to July 15, 2017. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) was the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base rate plus 1.00%. Pursuant to the Sixth PCA Credit Agreement Amendment, as of April 15, 2017, the interest rate on the 2015 Bridge Loan will increase to the Base Rate plus 1.25%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by us on June 16, 2015, for the Becker Property Acquisition. As of December 31, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with AgCredit FLCA, providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA to amend the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) covenant and to grant a one-time waiver in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of December 31, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $4.936 million and $5.133 million, respectively.

As of December 31, 2016, we were not in compliance with a financial covenant in the FLCA Credit Agreement, which non-compliance was waived by AgCredit FLCA pursuant to the terms of the Second Amendment to Credit Agreement and Waiver (the “Second FLCA Credit Agreement Amendment”) between the Partnership and AgCredit FLCA entered into on January 12, 2017. As a result, the FLCA Credit Agreement was amended by eliminating the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarters ending March 31, 2017 and June 30, 2017. The covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio not to exceed 4.0 to 1.0 will be effective as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above.

As of the indicated dates, we had the following short and long-term debt outstanding (in thousands):

	December 31,	December 31,
	2016	2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$8,150	$5,000
2015 Bridge Loan (due 2017)	2,835	2,835
2010 Term Loan (due 2020)	3,762	4,725
2015 6-Year Term Loan (due 2021)	3,792	4,594
2015 20-Year Term Loan (due 2035)	4,936	5,133
Other	7	20
Total principal amount of long-term debt	23,482	22,307
Less: unamortized debt issuance costs	(163)	(199)
	23,319	22,108
Less: current portion of long-term debt	(13,155)	(2,166)
Total long-term debt outstanding	$10,164	$19,942

The following table summarizes the principal maturities of our debt (in thousands):

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Remaining
Debt	$23,482	$13,179	$2,188	$2,188	$1,751	$555	$3,621

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

Fiscal Quarter Ended/Ending	Minimum Consolidated EBITDA (1)
December 31, 2016	$4,000,000
March 31, 2017 and each fiscal quarter thereafter	$2,500,000

__________________

(1)   Consolidated EBITDA is a non-GAAP financial measure based on the definition of Consolidated EBITDA in the Amended PCA Credit Agreement, which is defined as the sum (without duplication) of (a) consolidated net income determined in accordance with GAAP; plus (b) the sum of (i) federal, state, local and foreign income taxes, (ii) interest expense (including the interest portion of any capitalized lease obligations), (iii) depletion, depreciation, and amortization, and (iv) extraordinary losses; minus (c) the sum of (i) gains on asset sales and (ii) extraordinary gains. The Consolidated EBITDA minimum was reduced by the Sixth PCA Credit Agreement Amendment after year end. The table above reflects that amendment. Our non-compliance with the Consolidated EBITDA covenant at December 31, 2016, was waived pursuant to the Sixth PCA Credit Agreement Amendment.

Management believes that the Consolidated EBITDA covenant is a material term of the Amended PCA Credit Agreement and that information about the Consolidated EBITDA covenant is material to an investor’s understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

December 31, 2016
(in thousands)
Consolidated Net Loss	$(1,996)
Total interest expense	1,182
Income taxes	69
Depreciation and amortization	3,092
Consolidated EBITDA	$2,347

The FLCA Credit Agreement contains covenants customarily found in mortgages regarding operation and maintenance of the properties as well as certain financial covenants, including a Total Indebtedness to Consolidated EBITDA Ratio covenant. Consolidated EBITDA under the FLCA Credit Agreement is determined in the same manner as Consolidated EBITDA under the Amended PCA Credit Agreement. At December 31, 2016, the Total Indebtedness to Consolidated EBITDA Ratio was not to exceed 5.5 to 1, and the actual ratio was 10.1 to 1. The ratio was increased to take into consideration the 2015 Bridge Loan and the 2015 20-Year Term Loan, but it has not been amended to take into consideration the reduction of the minimum Consolidated EBITDA covenant. AgCredit FLCA waived our non-compliance with the Total Indebtedness to Consolidated EBITDA Ratio covenant pursuant to the Second FLCA Credit Agreement Amendment.

Operating Cash Flow. Net cash used in operating activities for the year ended December 31, 2016 was $490,000, a decrease of $4.6 million. Net cash used in operating activities for year ended December 31, 2015 was $5.1 million. The decrease in cash used in operating activities was primarily attributable to a $276,000 decrease in inventory in 2016 compared to a $5.9 million increase in inventory in 2015 offset by an increase in accounts receivable of $909,000 and decrease in accounts payable of $773,000 in 2016.

Investing Cash Flow. Capital expenditures in 2016 and 2015 were $196,000 and $11.5 million, respectively. Capital expenditures in 2016 included purchase of computers and orchard equipment and in 2015 included the completion of the drying plant in Ka’u ($3.2 million), the Becker Property Acquisition ($8.1 million) and the purchase of various orchard vehicles, equipment and computer equipment ($100,000).

Financing Cash Flow. Net cash flow provided by financing activities for 2016 was $1.4 million compared to $16.2 million in 2015. During 2016, $5.2 million was drawn from the Revolving Credit Facility for use in operations, while $2 million was repaid. In addition, $2 million was paid on long-term debt in 2016. During 2015, proceeds from long-term debt, $13.4 million, were related to the Becker Property Acquisition ($8.1 million) and the new 2015 term loan ($5.3 million). Loan fees of $349,000 were paid in 2015 in connection with these new term loans. During 2015, $6.8 million was drawn from the Revolving Credit Facility for use in operations, while $1.8 million was repaid.

As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so. No distributions were paid in 2016 or 2015, and the Partnership does not expect to make distributions in the foreseeable future.

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

Inventories. We review the inventory held at year end and value it based on the lower of cost or market. Branded finished goods inventory includes cost of all raw ingredients, packaging, roasting and other ancillary costs.

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

New Accounting Standards

See Note 3 – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of new accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks resulting from changes in the market price of macadamia kernel. Pursuant to the terms of one license agreement and two lease agreements, production from the IASCO orchards (which represented approximately 18% of our 2016 production) must be sold to Mauna Loa at a price based on two components: (1) Mauna Loa’s wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii; and (2) the USDA NASS reported price of WIS Hawaii macadamia nuts for the period of delivery. When the USDA price for a crop year is released, Mauna Loa adjusts the price for that crop year retrospectively. A $0.25 increase or decrease in the USDA NASS reported price would affect the price received by us for production from the IASCO orchards by $0.11 per WIS pound. Based on 2016 production of 2,510,000 pounds from the IASCO orchards, an increase in the USDA NASS reported price of $0.25 per pound would have increased our revenues for the year ended December 31, 2016, by $276,100, and a decrease in the USDA NASS reported price of $0.25 per pound would have decreased our revenues for the year ended December 31, 2016, by $276,100.

We are exposed to market risks resulting from changes in interest rates. The interest rate on our Revolving Credit Facility is based on a base rate as defined in the Amended PCA Credit Agreement and is determined by the higher of the Federal Funds Rate or the prime rate in effect on the day of the borrowing. The rate currently in effect is 5.00% per annum. A 1% increase or decrease per $1 million of borrowing results in an interest expense fluctuation of approximately $10,000 per annum.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Partners of Royal Hawaiian Orchards, L.P.

We have audited the accompanying consolidated balance sheets of Royal Hawaiian Orchards, L.P. and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, partners’ capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Hawaiian Orchards, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, management does not believe that the Partnership has sufficient working capital to meet its current obligations and debt service requirements for at least the next year. This raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

March 15, 2017

Boulder, Colorado

Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,132	$404
Accounts receivable, net	3,215	2,306
Inventories, net	10,293	10,569
Other current assets	418	371
Total current assets	15,058	13,650
Land, orchards and equipment, net	48,490	51,253
Other non-current assets	308	451
Total assets	$63,856	$65,354

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$13,155	$2,166
Accounts payable	781	1,554
Accrued payroll and benefits	760	823
Other current liabilities	208	427
Total current liabilities	14,904	4,970
Non-current benefits	732	703
Long-term debt, net of current portion	10,164	19,942
Deferred income tax liability	1,014	1,018
Total liabilities	26,814	26,633

Commitments and contingencies

Partners’ capital
General and limited partners	37,270	39,042
Accumulated other comprehensive loss	(228)	(321)
Total partners’ capital	37,042	38,721
Total liabilities and partners’ capital	$63,856	$65,354

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per unit data)

	Years Ended December 31,
	2016	2015
Revenues
Orchards revenue	$5,586	$6,425
Branded product sales, net	21,067	12,085
Total revenues	26,653	18,510
Cost of revenues
Cost of orchards revenue	4,810	5,063
Cost of branded product sales	16,225	9,175
Total cost of revenues	21,035	14,238
Gross profit	5,618	4,272
General and administrative expenses	2,945	2,895
Selling expenses	3,688	2,405
Operating loss	(1,015)	(1,028)
Other income (expense)	270	(189)
Interest expense	(1,182)	(847)
Loss before tax	(1,927)	(2,064)
Income tax expense	(69)	(128)
Net loss	$(1,996)	$(2,192)

Other comprehensive loss, net of tax
Change in pension and severance	93	(135)
Other comprehensive loss, net of tax	$93	$(135)
Comprehensive loss	(1,903)	(2,327)

Net loss per Class A Unit	$(0.18)	$(0.21)

Cash distributions per Class A Unit	$-	$-

Class A Units outstanding	11,100	11,100

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	Years Ended December 31,
	2016	2015
Partners’ capital at beginning of year:
General and limited partners	$39,042	$41,234
Accumulated other comprehensive loss	(321)	(186)
	38,721	41,048

Proceeds from sale of general partner interest:	224	-
	224	-

Allocation of net loss:
General and limited partners	(1,996)	(2,192)
	(1,996)	(2,192)

Accumulated other comprehensive income (loss)
Change in pension and severance	93	(135)
	93	(135)

Partners’ capital at end of year:
General and limited partners	37,270	39,042
Accumulated other comprehensive loss	(228)	(321)
Total partners' capital	$37,042	$38,721

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,996)	$(2,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,092	2,597
Amortization of debt issuance costs	37	-
Net (gain) loss on sale of property and equipment	(4)	1
Change in pension and severance	93	(135)
Deferred income tax (benefit) expense	(4)	14
Changes in assets and liabilities:
Accounts receivable	(909)	(485)
Inventories	276	(5,856)
Other current assets	(47)	227
Non-current assets	(2)	-
Accounts payable	(773)	539
Accrued payroll and benefits	(63)	(178)
Other current liabilities	(219)	263
Non-current benefits payable	29	123
Total adjustments	1,506	(2,890)
Net cash used in operating activities	$(490)	$(5,082)

Cash flows from investing activities:
Proceeds from sale of property and equipment	16	-
Capital expenditures	(196)	(11,483)
Net cash used in investing activities	(180)	(11,483)

Cash flows from financing activities:
Proceeds from drawings on line of credit	5,150	6,810
Repayment of line of credit	(2,000)	(1,810)
Proceeds from long-term debt	-	13,378
Repayment of long-term debt	(1,976)	(1,846)
Proceeds from sale of general partner interest	224	-
Debt issuance costs	-	(349)
Net cash provided by financing activities	1,398	16,183

Net (decrease) increase in cash	728	(382)
Cash and cash equivalents at beginning of year	404	786
Cash and cash equivalents at end of year	$1,132	$404

Supplemental disclosure of cash flow information:

Cash paid for interest for the years ended December 31, 2016 and 2015 was $1,004,000 and $786,000, respectively.

Cash paid for income taxes for the years ended December 31, 2016 and 2015 was $179,000 and $2,000, respectively.

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Notes to Consolidated Financial Statements

(1)	OPERATIONS AND OWNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”). The Partnership owns or leases 5,381 tree acres of macadamia orchards on the island of Hawaii, including 641 tree acres that we own and lease to another party. The Partnership sells harvested nuts to a customer in Hawaii and also retains nuts to be processed into finished products or sold in bulk kernel form. The Partnership also farms approximately 433 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

The Partnership has developed several retail product lines of better for you macadamia snacks being sold under the brand name “ROYAL HAWAIIAN ORCHARDS®” and reported under Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly owned subsidiary of the Partnership. Royal has contracted with third-party co-packers to manufacture its branded products.

Royal Hawaiian Services, LLC (“RHS”), a wholly owned subsidiary of the Partnership, commenced operations in 2013 and provides administrative and farming services for the Partnership.

Limited partner interests are represented by Units, which are evidenced by depositary units that trade publicly on the OTCQX platform under the symbol NNUTU.

(2)	GOING CONCERN

Management does not believe that the Partnership has sufficient working capital to meet current obligations and debt service requirements for at least the next fiscal year. As of December 31, 2016, the Partnership had approximately $1.1 million of cash and $154,000 of working capital. The Partnership has historically funded its operations through cash flows from operations, debt and issuance of equity. Due to a late and smaller harvest and losses in its branded products segment, the Partnership will be unable to repay its financial obligations due July 15, 2017, from cash flow generated by operations. Expenses and inventory are being reduced to fund current operations, and the Partnership plans to issue equity to raise funds to satisfy the debt requirements or extend the terms of the debt. There can be no assurance that the Partnership will be able to raise sufficient funds on terms that are acceptable to the Partnership or that it will be able to further extend the terms of its debt. If the Partnership is not able to raise funds through an equity offering or to extend the terms of its debt, the Partnership may be forced to sell assets to repay maturing debt.

The Partnership's consolidated financial statements have been prepared under the assumption that it will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Partnership believes that it will be able to generate sufficient liquidity from the measures described above, its current circumstances raise substantial doubt about its ability to continue to operate as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Cash and cash equivalents include unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months. The cash equivalents are not protected by federal deposit insurance.

Accounts Receivable. At the time the accounts receivable are originated, the Partnership considers an allowance for doubtful accounts, trade discounts, and other customer incentives. The Partnership reviews the adequacy of the allowance for doubtful accounts by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates. The Partnership estimates the allowance for trade discounts and other customer incentives at the time the respective trade program or promotion occurs. As of December 31, 2016 and 2015, the allowance for doubtful accounts, trade discounts, and other customer incentives was $217,000 and $145,000, respectively.

Consolidation. The consolidated financial statements include the accounts of the Partnership, Royal, the Managing Partner (through June 30, 2016) and RHS. All significant intercompany balances and transactions, including management fees and distributions, have been eliminated.

Farming Costs. The Partnership considers each orchard to be a separate cost center, which includes the depreciation/of capitalized costs associated with each orchard’s acquisition and/or development and maintenance and harvesting costs directly attributable to each orchard. In accordance with industry practice in Hawaii and accounting principles generally accepted in the United States of America (“GAAP”), orchard maintenance and harvesting costs for commercially producing macadamia orchards are charged against earnings or added to inventory in the year that the costs are incurred. Costs are expensed if nuts are sold wet-in-shell (“WIS”) and added to inventory if nuts are retained to be sold as dry-in-shell (“DIS”), bulk kernel or branded products.

However, the timing and manner in which farming costs are recognized in the Partnership’s consolidated financial statements over the course of the year is based on management’s estimate of annual farming costs expected to be incurred. For interim financial reporting purposes, farming costs are recognized as expense or added to inventory based on an estimate of the cost incurred to produce macadamia nuts sold during the quarter. Management estimates the average cost per pound for each orchard based on the estimated annual costs to farm each orchard and the anticipated annual production from each orchard. The amount of farming costs recognized as expense or added to inventory throughout the year is calculated by multiplying each orchard’s estimated cost per pound by the actual production from that orchard. The difference between actual farming costs incurred and the amount of farming costs recognized as expense is recorded as either an increase or decrease in deferred farming costs, which is reported as an asset in the consolidated balance sheets. Deferred farming costs accumulate throughout the year, typically peaking midway through the third quarter, since nut production is typically lowest during the first and second quarter of the year. Deferred farming costs are expensed or added to inventory over the remainder of the year since nut production is typically highest at the end of the third and fourth quarters. Management evaluates the validity of each orchard’s estimated cost on a monthly basis based on actual production and farming costs incurred, as well as any known events that might significantly affect forecasted annual production and farming costs for the remainder of the year.

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

The Partnership reviews long-lived assets held and used or held for sale for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required. If an impairment charge is required, the Partnership would write the assets down to fair value. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value as determined by quoted market price or a present value technique. Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset. There were no indicators of impairment as of December 31, 2016 and 2015, respectively.

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

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. The provision for income taxes equates to a 3.5% federally prescribed rate applied to gross income (net revenues less cost of revenues as calculated on a tax basis) for the years ended December 31, 2016 and 2015. Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax reporting basis of assets and liabilities. As of December 31, 2016 and 2015, the Partnership has recorded a deferred tax liability of $1,014 and $1,018, respectively, which was generated from the difference in depreciation methods used on the Partnership’s property and equipment for tax purposes and financial statement purposes.

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2016, management believes there were no uncertain income tax positions.

Income Taxes of Royal. Royal derives its revenues from the sale of branded macadamia nut products and processed kernel, which are reported under the corporation. Royal is subject to taxation as a C Corporation at the 35% federal tax rate and a blended state tax rate of approximately 6.9% on Royal’s taxable income (loss). As a result of the losses incurred by Royal since inception, the Partnership has recorded a deferred tax asset of $3.6 million and $3.0 million as of December 31, 2016 and 2015, respectively. The Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset in both years due to the uncertainty regarding future realization. The difference between Royal’s effective tax rate of 0% and the federal statutory rate of 35% is mainly attributable to the change in the valuation allowance during the year.

Management evaluates uncertain income tax positions for Royal utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2016, management believes there were no uncertain income tax positions.

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

Advertising. Advertising costs are expensed as they are incurred. Advertising expenses for the years ended December 31, 2016 and 2015 were $257,000 and $139,000, respectively.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income represents the change in partners’ capital from transactions and other events and circumstances arising from non-unitholder sources. Accumulated other comprehensive (loss) consists of deferred pension and intermittent severance gains or losses. At December 31, 2016 and 2015, our consolidated balance sheet reflected accumulated other comprehensive loss in the amount of $228,000 and $321,000, respectively.

New Accounting Standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

In November 2015, the FASB issued an ASU 2015-17, “Income Taxes (Topic 740)”, an update to simplify income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for the Partnership in the first quarter 2017 and is not expected to have a material impact on the Partnership’s financial condition, results of operations or cash flows.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for the Partnership in the first quarter of 2017. The Partnership does not expect the adoption of the new accounting rules to have a material impact on the Partnership’s financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amends current presentation guidance by requiring the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The standard requires retrospective application and represents a change in accounting principle. We adopted the provisions of ASU 2015-03 in the first quarter of 2016 and prior period amounts have been reclassified to conform to the current period presentation. Net debt issuance costs of $199,000 were reclassified in the Consolidated Balance Sheet and segment disclosures from other non-current assets to long-term debt for the prior period ending December 31, 2015, respectively.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which requires an entity’s management to evaluate, for each reporting period, including interim periods, of whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance was effective for the Partnership in the fourth quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Partnership’s financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015 14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date for implementation of this standard by one year. ASU 2014 09 is now effective for annual and interim periods beginning after December 15, 2017 including interim periods within that period. The Partnership anticipates adopting this guidance in the first quarter of 2018 and is evaluating the impact of adoption of the new rules on the Partnership’s consolidated financial statements.

(4)	SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are distinct business enterprises that have different products and services, customers and regulatory environments. Both segments are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal, revenues from contract farming, and orchard lease income. The branded products segment derives its revenues from the sale of branded macadamia nut products and bulk macadamia nut kernel by Royal.

Management evaluates the performance of each segment on the basis of operating income and topline growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the years ended December 31, 2016 and 2015. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Year Ended December 31, 2016
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$5,586	$21,067	(2)	$-	$26,653
Intersegment revenue	13,112	-		(13,112)	-
Total revenue	$18,698	$21,067		$(13,112)	$26,653

Operating income (loss)	$153	$(1,687)		$519	$(1,015)

Depreciation and amortization	$3,000	$92		$-	$3,092

Capital expenditures	$134	$62		$-	$196

Segment assets	$72,458	$7,131		$(15,733)	$63,856

	Year Ended December 31, 2015
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$6,425	$12,085	(2)	$-	$18,510
Intersegment revenue	13,952	-		(13,952)	-
Total revenue	$20,377	$12,085		(13,952)	18,510

Operating (loss) income	$1,083	$(1,538)		$(573)	$(1,028)

Depreciation and amortization	$2,515	$82		$-	$2,597

Capital expenditures	$11,392	$91		$-	$11,483

Segment assets	$78,072	$13,679		$(26,397)	$65,354

__________________

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

Nut Purchase Contracts. The Partnership had two lease agreements and one license agreement with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) which require that all macadamia nuts produced from the acquired orchards be sold to and be purchased by Mauna Loa (representing approximately 18% of the Partnership’s production in 2016). The agreements expire in 2029, 2078 and 2080. Under these agreements, the Partnership is paid based on WIS pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the U.S. Department of Agriculture (“USDA”) report. Under the two lease agreements, the price per pound is determined based on two elements: (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products, which wholesale price is adjusted to convert kernel price to a WIS basis; and (2) 40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the USDA for the most current crop year listed. When the USDA price for the crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively. The price per pound under the license agreement is determined in a similar manner as in the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. The final nut price published by the USDA for the crop years ended June 30, 2016 and 2015 were $0.97 and $0.87 per WIS pound, respectively. The average nut price received by the Partnership for nuts produced from the IASCO orchards in the crop years ended June 30, 2016 and 2015 was $0.94 and $0.85 per WIS pound, respectively.

Revenues — Branded Product Segment

Royal began generating revenues from the branded product segment in the fourth quarter of 2012. In 2016, Royal’s sale of its savory macadamia nuts, nut and dried fruit clusters and bulk kernel resulted in $21.1 million of net revenues as compared to $12.1 million in 2015. Its cost of sales, after eliminating intercompany profit, was $16.2 million in 2016 compared with $9.2 million in 2015. The branded products segment incurred an operating loss of $1.7 million and $1.5 million in 2016 and 2015, respectively.

(5)	RELATED-PARTY TRANSACTIONS

Partnership Employment Contracts. The Partnership has an employment agreement with one executive. The employment agreement provides for severance should the executive be terminated involuntarily under circumstances described in the agreements. The total severance which would be payable under this agreement to Scott C. Wallace, President and CEO, is the equivalent of six months of base pay or $131,000.

Separation Agreement with Senior Vice President Operations. Effective on January 30, 2015, the Managing Partner entered into a new employment agreement with Randolph Cabral, the Senior Vice President of the Managing Partner, superseding his prior agreement dated October 27, 2009. Pursuant to the new agreement, Mr. Cabral remained with the Managing Partner in his current capacity until September 30, 2015. The new agreement did not change Mr. Cabral’s compensation or other benefits. Consistent with the terms of his prior agreement, following termination on September 30, 2015, Mr. Cabral received installment payments equal to 18 months of base pay ($222,300) paid through April 2016.

Sale of Managing Partner. On June 30, 2016, the Partnership entered into a definitive Stock Purchase Agreement with Crescent River Agriculture, LLC (“Crescent River), a related party, pursuant to which the Partnership sold all of the issued and outstanding shares of capital stock of the Managing Partner to Crescent River for $224,000.

The only asset of the Managing Partner consists of a 1% general partnership interest in the Partnership. The general partnership interest is unregistered and non-transferrable. Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, dated as of October 1, 2012, as amended November 1, 2013 and February 15, 2016 (the “Partnership Agreement”), the Managing Partner is also entitled to an annual management fee equal to 2% of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of the partnership exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by the Managing Partner since it became a wholly owned subsidiary of the Partnership in 2005. The incentive fee has not been earned by the Managing Partner for at least 15 years. As part of the transaction, the Managing Partner agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, the Managing Partner will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, the Partnership will still be required to reimburse the Managing Partner for expenses incurred in managing the Partnership. Those reimbursable costs totaled $165,000 for the period from sale of the Managing Partner through the end of the year and consisted of executive compensation, board fees and travel.

(6)	INVENTORIES

Inventories consisted of the following at December 31, 2016 and 2015 (in thousands):

	2016			2015
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Wet-in-shell	$919	$-	$919	$139	$-	$139
Dry-in-shell	4,527	-	4,527	3,685	-	3,685
Macadamia nut kernel	-	2,362	2,362	-	5,360	5,360
Finished goods	-	1,902	1,902	-	771	771
Farming supplies	135	-	135	287	-	287
Packaging, supplies and ingredients	-	584	584	-	394	394
Allowance for shrink and obsolescence	-	(136)	(136)	-	(67)	(67)

	$5,581	$4,712	$10,293	$4,111	$6,458	$10,569

(7)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Land	$10,745	$10,745
Improvements	2,016	2,016
Machinery and equipment	11,891	8,663
Irrigation well and equipment	2,615	2,592
Producing orchards	76,073	76,073
Construction work-in-progress	-	3,326
Land, orchards and equipment (gross)	103,340	103,415
Less accumulated depreciation and amortization	54,850	52,162
Land, orchards and equipment (net)	$48,490	$51,253

Depreciation expense amounted to $2.9 million and $2.6 million in 2016 and 2015, respectively. The Partnership’s interests in trees situated on certain leased macadamia orchard properties are subject to repurchase at the option of the lessors. Such repurchase options grant the lessors the right to purchase all or a portion of these trees after June 30, 2019, at fair market value, as defined in the respective farming lease agreements. If the repurchase options are not exercised prior to expiration of the lease agreements and the lessors do not offer to extend the lease agreements at the then-current market lease rates, the lessors are required to repurchase these trees at fair market value at lease expiration. The lessors will be released from their repurchase obligation in the event that the Partnership declines to accept an extension offer from the lessors at fair market lease rates.

(8)	SHORT-TERM AND LONG-TERM DEBT and lease obligations

Short-Term Debt – Revolving Credit Facility

As of the indicated dates, the Partnership had the following short and long-term debt outstanding (in thousands):

	December 31,	December 31,
	2016	2015
Long-Term Debt
Revolving Credit Facility (due 2017)	$8,150	$5,000
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	3,762	4,725
2015 6-Year Term Loan (due 2021)	3,792	4,594
2015 20-Year Term Loan (due 2035)	4,936	5,133
Other	7	20
Total principal amount of long-term debt	23,482	22,307
Less: unamortized debt issuance costs	(163)	(199)
	23,319	22,108
Less: current portion of long-term debt	(13,155)	(2,166)
Total long-term debt outstanding	$10,164	$19,942

_________________

(1)	Maturity date for the 2015 Bridge Loan may be earlier than July 15, 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Remaining
Debt	$23,482	$13,179	$2,188	$2,188	$1,751	$555	$3,621

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

On March 27, 2015, the Partnership and each of its then wholly owned subsidiaries, the Managing Partner, Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment, the Fourth PCA Credit Agreement Amendment, the Fifth PCA Credit Agreement Amendment, and the Sixth PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

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

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016; (iii) amend the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement), and (iv) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the quarter ended December 31, 2015.

In connection with the sale of the Managing Partner, on June 30, 2016, the Borrowers executed the Fifth Amendment to Amended and Restated Credit Agreement and Consent (the “Fifth PCA Credit Agreement Amendment”) with AgCredit PCA to remove the Managing Partner as a party to the Loan Documents (as defined in the Amended PCA Credit Agreement) and release the Managing Partner from liability under the Loan Documents, other than from such liability as it may have as general partner of the Partnership.

On November 9, 2016, the Borrowers (no longer including the Managing Partner) executed a Waiver Agreement with AgCredit PCA pursuant to which AgCredit PCA waived the Partnership’s noncompliance with the Consolidated EBITDA covenant for the quarter ended September 30, 2016.

As of December 31, 2016, the Partnership was not in compliance with a financial covenant in the Amended PCA Credit Agreement, which non-compliance was waived by AgCredit PCA pursuant to the terms of the Sixth Amendment to Amended and Restated Credit Agreement and Waiver (the “Sixth PCA Credit Agreement Amendment”) among the Borrowers and AgCredit PCA entered into on January 12, 2017. See Note 16 – Subsequent Events for a more detailed description of the Sixth PCA Credit Agreement Amendment.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. The Sixth PCA Credit Agreement Amendment extended this maturity to July 15, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2016, was 5.00% per annum.

As of December 31, 2016 and December 31, 2015, the outstanding balance on the Revolving Credit Facility was $8.15 million and $5.00 million, respectively.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of December 31, 2016, and December 31, 2015, the outstanding balance on the 2010 Term Loan was $3.762 million and $4.725 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of December 31, 2016 and December 31, 2015, the outstanding balance on the 2015 6-Year Term Loan was $3.792 million and $4.594 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. Subsequent to year end, the fixed maturity date trigger for the 2015 Bridge Loan was extended from January 15, 2017, to July 15, 2017. See Note 16 – Subsequent Events. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. As of April 15, 2017, the interest rate on the 2015 Bridge Loan will increase to the Base Rate plus 1.25% See Note 16 – Subsequent Events. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of December 31, 2016 and December 31, 2015, the outstanding balance on the 2015 Bridge Loan was $2.835 million

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA to amend the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) covenant and to grant a one-time waiver in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement described above. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of December 31, 2016 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $4.936 million and $5.133 million, respectively.

As of December 31, 2016, the Partnership was not in compliance with a financial covenant in the FLCA Credit Agreement, which non-compliance was waived by AgCredit FLCA pursuant to the terms of the Second Amendment to Credit Agreement and Waiver (the “Second FLCA Credit Agreement Amendment”) between the Partnership and AgCredit FLCA entered into on January 12, 2017. See Note 16 – Subsequent Events for a more detailed description of the Second FLCA Credit Agreement Amendment.

Long-Term Debt – Fair Value

The estimated fair values of the Partnership’s financial instruments have been determined using a discounted cash flow model with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows at December 31, 2016 and 2015 (in thousands):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$15,332	$15,123	$17,307	$18,023
Revolving credit facility	8,150	8,150	5,000	5,000
	$23,482	$23,273	$22,307	$23,023

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

At December 31, 2016, the Partnership’s working capital was $154,000 and its current ratio was 1.01-to-1 as compared to the Partnership’s working capital of $8.7 million and its current ratio of 2.75-to-1 at December 31, 2015.

As of December 31, 2016 and December 31, 2015, the Partnership was not in compliance with the terms and conditions of the Amended PCA Credit Agreement and the Prior PCA Credit Agreement, respectively. In each case the non-compliance was waived by AgCredit PCA.

Land Lease Obligations

The Partnership leases the land underlying 1,601 acres of its orchards under long-term operating leases and one month-to-month lease, all of which expire through various dates between 2019 and 2045. Operating leases provide for changes in minimum rent based on fair value at certain points in time. Some of the land leases provide for additional lease payments based on USDA-reported macadamia nut price levels. The USDA-reported nut price for the crop year ended June 30, 2016 is $0.97 per WIS pound. Additional payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $70,000 in 2016 and $54,000 in 2015. Total lease rent recorded for all land operating leases was $155,000 in 2016 and $197,000 in 2015. One lease, which terminates in 2034, allows the lessor to purchase the trees from the Partnership in 2019, and if exercised, the lease would terminate.

Operating leases for the Partnership as of December 31, 2016 are detailed in the following table (in thousands):

	Total	2017	2018	2019	2020	2021	Remaining
Operating leases (1)	2,065	242	190	187	156	153	1,137
Total	$2,065	$242	$190	$187	$156	$153	$1,137

(1) Lease rent for four leases expiring in 2028 or later will be renegotiated from 2018 through 2021 per current lease agreements.

See Note 16 – Subsequent Events for a discussion of settlement agreement with the Olson Trust the landlord for approximately 1,100 acres of leased land whereby the leases will be cancelled and land and trees will be exchanged.

(9)	INCOME TAXES

The components of the Partnership’s gross income tax expense (benefit) for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Currently payable	$74	$114
Deferred	(5)	14
Gross income tax expense	$69	$128

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income (revenues less cost of revenues) for the years ended December 31, 2016 and 2015.

The components of the net deferred income tax liability reported on the consolidated balance sheets as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Intangible assets	$111	$111
Inventory	31	31
Other	-	-
Gross deferred tax assets	142	142
Deferred income tax liabilities:
Land, orchards, and equipment	(1,156)	(1,160)
Other	-	-
Gross deferred tax liabilities	(1,156)	(1,160)
Net deferred income tax liabilities	$(1,014)	$(1,018)

Royal is subject to taxation as a C Corporation at the 35% federal tax rate and 6.9% blended state tax rate on the corporation’s taxable income (loss). As a result of the losses incurred by Royal for the years ended December 31, 2016 and 2015, the Partnership recorded a deferred tax asset of $3.6 million and $3 million, respectively, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(10)	PENSION PLAN

The Partnership established a defined benefit pension plan in conjunction with the acquisition of farming operations on May 1, 2000. The plan covers employees who are members of a union bargaining unit. The projected benefit obligation includes the obligation for these employees related to their previous employer.

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2016 and 2015 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,611	$1,493
Service cost	66	69
Interest cost	67	62
Actuarial loss	(5)	18
Benefits paid	(76)	(31)
Projected benefit obligation at end of year	$1,663	$1,611

Change in plan assets:
Fair value of plan assets at beginning of year	$1,224	$1,282
Actual return (loss) on plan assets	117	(27)
Employer contribution	-	-
Benefits paid	(76)	(31)
Fair value of plan assets at end of year	$1,265	$1,224

Funded status	$(398)	$(387)

Amounts recognized within non-current benefits in the consolidated balance sheets consist of:
Accrued pension liability (non-current)	$(398)	$(387)

The amounts recognized in accumulated other comprehensive loss at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Net actuarial loss	$(176)	$(241)

No estimated net actuarial prior service cost will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ended December 31, 2016.

The components of net periodic pension cost for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Service cost	$66	$69
Interest cost	67	62
Expected return on plan assets	(66)	(69)
Amortization of net actuarial loss and prior service cost	9	2
Net periodic pension cost	$76	$64

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2016 and 2015 and the net periodic pension cost for the years then ended are as follows:

	2016	2015
Pension benefit obligation:
Discount rate (1)	4.39%	4.20%
Compensation increase	2.00%	2.00%

Net periodic pension cost:
Discount rate (1)	4.39%	4.20%
Compensation increase	2.00%	2.00%
Expected return on plan assets	5.50%	5.50%

__________________________________________________

(1) The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

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

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2016, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	$263	$-	$263	$-
U.S. mid-cap value	256	-	256	-
U.S. small-cap value	255	-	255	-
Pooled fixed income	491	-	491	-
Total	$1,265	$-	$1,265	$-

The fair values of the Partnership’s pension plan assets at December 31, 2015, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. large-cap value	$258	$-	$258	$-
U.S. mid-cap value	246	-	246	-
U.S. small-cap value	245	-	245	-
Pooled fixed income	475	-	475	-
Total	$1,224	$-	$1,224	$-

The Partnership is required to make a contribution of $77,400 to the plan in 2016.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2017	56
2018	62
2019	65
2020	72
2021	82
2022-2026	529

(11)	UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

Since the acquisition of the farming operations on May 1, 2000, the Partnership has provided a severance plan that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining unit agreements. The severance plan provides for the payment of eight days of pay for each year worked (upon the completion of three years of continuous service) if the employee becomes physically or mentally incapacitated, permanently laid off by the Partnership for reasons clearly beyond his or her control due to a permanent reduction in workforce, or reaches the age of 60 or older and terminates his or her employment with the Partnership. The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation of previous employers which the Partnership acquired. As of December 31, 2016 and 2015, the projected benefit obligation is $387,000 and $409,000, respectively.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2016 and 2015 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 (in thousands).

	2016	2015
Change in severance obligation:
Severance obligation at beginning of year	$409	$443
Service cost	17	19
Interest cost	13	14
Actuarial loss	(2)	(6)
Benefits paid	(50)	(61)
Settlements	-	-
Severance obligation at end of year	$387	$409

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	50	61
Benefits paid	(50)	(61)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in the consolidated balance sheets consist of:
Accrued severance liability (current)	$(52)	$(93)
Accrued severance liability (non-current)	(335)	(316)
Net amount recognized	$(387)	$(409)

The amounts recognized in accumulated other comprehensive income (loss) at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Net actuarial loss	$(37)	$(45)

There will be $133 in net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic cost for the year ending December 31, 2016.

The components of net periodic cost for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Service cost	$17	$19
Interest cost	13	14
Amortization of net loss	1	1
Settlement loss	4	5
Net periodic pension cost	$35	$39

The net actuarial gain recognized in other comprehensive income in the year ended December 31, 2016 is $8,000. The net actuarial loss recognized in other comprehensive income in the year ended December 31, 2015 was $12,000.

	2016	2015
Weighted average assumptions
Discount rate	3.70%	3.80%
Rate of compensation increase	2.00%	1.65%

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

The Partnership expects to make $52,000 in contributions to the plan in 2017.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2017	52
2018	23
2019	30
2020	13
2021	33
2022-2026	157

(12)	DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its eligible salaried non-bargaining unit employees that provides for employee and employer contributions. Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits. The Partnership is required to make matching contributions to the plan and may make discretionary annual contributions to the plan. The Partnership’s matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees. The Partnership’s discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria and are subject to annual limits. During the years ended December 31, 2016 and 2015, Partnership aggregate matching contributions were $44,000 and $35,000, respectively, and Partnership aggregate discretionary contributions were $0 and $114,000, respectively.

(13)	QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes selected unaudited quarterly operating results for the years ended December 31, 2016 and 2015 (in thousands, except per unit data):

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) per Class A Unit

2016
1st Quarter	$5,766	$1,511	$(629)	$(0.06)
2nd Quarter	6,088	1,354	(497)	(0.04)
3rd Quarter	7,566	1,792	(17)	-
4th Quarter	7,233	961	(853)	(0.08)
2015
1st Quarter	$3,468	$848	$(658)	$(0.06)
2nd Quarter	5,094	1,530	71	0.01
3rd Quarter	4,686	1,401	(216)	(0.02)
4th Quarter	5,262	493	(1,389)	(0.13)

(14)	CONCENTRATION RISKS

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

Employees. As of December 31, 2016, the Partnership employed 244 people, of which 149 were seasonal employees and five were part-time employees. Of the total, 18 are in farming supervision and management, 206 are in production, maintenance and agricultural operations, 17 are in accounting and administration, and three are in sales.

On January 8, 2017 the Partnership and the ILWU Local 142 agreed to two bargaining unit contracts, which are effective June 1, 2016 through May 31, 2019. These agreements cover all production, maintenance and agricultural employees of the Ka’u and Keaau orchards.

(15)	Litigation loss CONTINGENCIES

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On February 14, 2014, the Partnership entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”). The Settlement Agreement settles the lawsuit filed by the Olsen Trust against the Partnership on January 22, 2015, seeking a declaratory judgment that the Partnership had breached the terms of the leases for the Greenshoe I Orchard and the Greenshoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. Pursuant to the settlement, each of the parties has released all claims against the other related to the lawsuit and the leases, other than claims related to enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal. The settlement involves the termination of certain leases and the exchange of certain land and trees by the parties. Additional details of the terms of the Settlement Agreement are described in Note 16 – Subsequent Events below.

The settlement will be reflected in the financial statements beginning in the quarter when the exchange of land and orchards has been completed. The Company is currently evaluating the net impact of this transaction.

(16)	SUBSEQUENT EVENTS

Credit Agreement with American AgCredit, PCA

On January 12, 2017, the Partnership, Royal, and RHS entered into the Sixth PCA Agreement Amendment with the Partnership’s existing lender AgCredit PCA.

As a result, the Amended PCA Credit Agreement was amended as follows:

●	the maturity date of the 2015 Bridge Loan was extended from January 15, 2017 to July 15, 2017;
●	the maturity date of the Revolving Credit Facility was extended from March 27, 2017 to July 15, 2017;
●

the interest rate on the 2015 Bridge Loan will increase as of April 15, 2017 from (A) LIBOR plus 3.00% or the Base Rate plus 1.00% to (B) LIBOR plus 3.25% or the Base Rate plus 1.25% (the Partnership elected to borrow at the Base Rate); and

●

the minimum Consolidated EBITDA was reduced for the four-quarter period ending March 31, 2017, and for the four-quarter period ending on the last day of each fiscal quarter thereafter from $5,000,000 to $2,500,000.

In addition, a one-time waiver was granted in connection with Events of Default (as defined in the Amended PCA Credit Agreement) relating to (i) the Consolidated EBITDA covenant of the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2016, and (ii) the cross-default covenant of the Amended PCA Credit Agreement relating to the Event of Default in the FLCA Credit Agreement.

Credit Agreement with American AgCredit, FLCA

On January 12, 2017, the Partnership also executed the Second FLCA Credit Agreement Amendment with the Partnership’s existing lender AgCredit FLCA.

As a result, the FLCA Credit Agreement was amended by eliminating the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarters ending March 31, 2017 and June 30, 2017. The covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio not to exceed 4.0 to 1.0 will be effective as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017.

In addition, a one-time waiver was granted in connection with Events of Default (as defined in the FLCA Credit Agreement) relating to (i) the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarter ending on December 31, 2016, and (ii) the cross-default covenant of the FLCA Credit Agreement relating to the Event of Default in the Amended PCA Credit Agreement described above.

Definitive Terms of Settlement Agreement with the Olson Trust

On February 14, 2017, the Partnership entered into the Settlement Agreement with the Olson Trust with respect to the lawsuit filed by the Olson Trust (as lessor) against the Partnership (as lessee) on January 22, 2015, seeking declaratory judgment that the Partnership had breached the terms of two orchard leases (the “Greenshoe I and II Leases”).

Pursuant to the terms of the Settlement Agreement, each of the Greenshoe I and II Leases, as well as a third lease between the parties not in dispute (the “Ka’u Orchard 2000 Lease,” and, collectively with the Greenshoe I and II Leases, the “Leases”), will be terminated. In conjunction with the termination of the Leases, the Olson Trust will convey all of its interests in the land and orchards subject to the Greenshoe I Lease to the Partnership, with the result being that the Partnership will own the land under its trees on that property. The parties will split ownership of the land and orchards subject to the Greenshoe II and Ka’u Orchard 2000 Lease, such that each party will own a portion of the land and the trees on the land previously subject to the Leases. Under the Leases, the Partnership owned the trees and leased the land, and the Olson Trust owned the land but not the trees. The parties have also agreed to partition certain land so that the Partnership will obtain ownership of the land (currently leased) under its garage, husking, drying and office facilities. Additionally, after partitioning another parcel, the Partnership will convey to the Olson Trust its interest in approximately 30 acres of land and trees in the Partnership’s IASCO orchards along with the Partnership’s rights and obligations to sell the nut production from that acreage to Mauna Loa. The parties have agreed to deliver the necessary lease terminations and deeds and assignments to convey the land and orchards to an escrow account by March 31, 2017, for recording by the escrow agent. The parties have further agreed to use their best efforts to partition the two parcels by June 30, 2017. The actual timing of the exchange of land and orchards will depend on factors, such as title commitments and government approvals of the partitions, which may not be within the control of the parties.

Upon completion of the transactions contemplated by the Settlement Agreement, the Partnership will gain ownership of 653 acres of land, which includes 382 acres of trees and the land underlying its garage, husking, drying and office facilities. The Partnership will have relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of trees, and 30 acres of owned land, including 24 acres of trees. Under the terms of the Settlement Agreement, each of the parties has released all claims against the other related to the lawsuit and the Leases, other than those associated with enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal filed by the parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Principal Financial Officer of the Managing Partner evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the President and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Managing Partner of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

The Managing Partner conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Partnership’s management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors. Instead, the officers and directors of the Managing Partner perform all management functions for the Partnership. Each director of the Managing Partner is elected for a term of one year. The Chairman of the Board is also the President of the Managing Partner, with the business leadership experience that allows him to work with all the Board members to provide direction, control and evaluation of the operations of the Partnership.

On November 10, 2016, the board of directors of the Managing Partner approved the nomination of all four members of the board to stand for re-election.. On this date, Crescent River, the sole shareholder of the Managing Partner, approved the election of Messrs. Barry Blank, Mark Harding, James Kendrick and Bradford Nelson to serve as members of the board by written consent in lieu of an annual meeting of the sole shareholder.

Directors and Executive Officers

Directors are elected by the sole shareholder of the Managing Partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the directors and executive officers of the Managing Partner:

Name	Age	Position with Royal Hawaiian Resources, Inc.
Bradford C. Nelson	50	Chairman of the Board, President, and Secretary
Barry W. Blank	76	Director
Mark W. Harding	53	Director
James S. Kendrick	69	Director

Bradford C. Nelson. Mr. Nelson has served as a director since October 2009 and served as President and Secretary of the Managing Partner since May 2016. Mr. Nelson also serves as the Principal Financial Officer and Principal Accounting Officer for SEC reporting purposes. Since 2010, he has been President and owner of West Sedge, Inc., providing finance and management services to businesses and family offices, including companies owned by the Ebrahimi family and Mr. Fred Ebrahimi, the Partnership’s largest unitholder. Mr. Nelson is a CPA and served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined a company owned by the Ebrahimi family. He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver. In concluding that Mr. Nelson is qualified to serve as a director, the Board considered, among other things, his global financial management experience and expertise and his tax and financial experience and understanding of GAAP.

Barry W. Blank. Mr. Blank has served as a director since December 2012. He has been a registered securities representative since 1968 and has served as Director for Divine Capital Markets since November 1, 2016. He was Vice President for Cantone Research from January 1, 2014 to October 31, 2016 and was a stock broker at Cantone Research from 2009 to 2010. He was branch manager of the investment firm of Murphy & Durieu from 2010 to 2013 and from 1998 to 2009. Mr. Blank was a member of the American Stock Exchange from 1978 until it was acquired by the New York Stock Exchange in 2008. He was a member of the New York Stock Exchange from 1981 until 2008. He has managed underwritings for over 40 companies, including both private placement and public offerings. He served on the Phoenix Police Department as a police officer from 1969 until he retired with honors in 2007. Mr. Blank has a B.S. in Business Administration from Fairleigh Dickinson University, M.S. in Education Administration from Hofstra University, and did post-graduate work at St. John’s University, New York and New York University. In concluding that Mr. Blank is qualified to serve as a director, the Board considered, among other things, his more than 40 years of experience in the securities industry and his experience and expertise in public and private markets and in building stakeholder value.

James S. Kendrick. Mr. Kendrick has served as a director since June 2005. Mr. Kendrick has over 37 years of experience in the food processing industry. From 1998 until his retirement in 2007, Mr. Kendrick provided consulting services to various food companies, including Hamakua Macadamia Nut Company, Shade Foods and Mauna Loa Macadamia Nut Corporation. Mr. Kendrick held executive positions at Mauna Loa Macadamia Nut Corporation from 1983 to 1998, including Executive Vice President of Operations and President. Between 1978 and 1983, he was the Manager of the Honolulu Dole pineapple cannery. Mr. Kendrick worked for Kraft Foods as an engineering manager. He is a graduate of Northern Illinois University and Cornell’s Executive Development Program. In concluding that Mr. Kendrick is qualified to serve as a director, the Board considered, among other things, his high degree of general manufacturing acumen and extensive macadamia growing, processing and marketing experience and expertise.

Mark W. Harding. Mr. Harding has served as a director since May 2016.  Mr. Harding is the President, Chief Executive Officer, Chief Financial Officer and a director of Pure Cycle Corporation, a NASDAQ traded water and wastewater services provider, where he has served in various capacities for over 27 years. Mr. Harding was responsible for the acquisition and management of Pure Cycle’s agricultural operations, consisting of approximately 16,700 acres of irrigated farm land and related water rights, until the sale of Pure Cycle’s farming segment in 2015. Mr. Harding previously worked in investment banking and public finance. Mr. Harding holds a B.S. Degree in Computer Science and a Master’s in Business Administration in Finance from the University of Denver. In determining Mr. Harding’s qualifications to serve as a director, the Board considered, among other things, his extensive financial, operational and management experience as President and Chief Financial Officer of a publicly listed company qualifying him as an audit committee financial expert, his experience in water infrastructure, agriculture and irrigation systems as well as his general business experience.

Scott C. Wallace. Mr. Wallace has served as the President of Royal since August 2013. He served as President and Chief Executive Officer of the Managing Partner from October 2013 to May 2016 and as interim Principal Financial Officer from November 2014 to May 2016. He served as executive vice president, sales and marketing from January 2012 to August 2013. He served as a director of the Managing Partner from June 2007 to December 2012. Prior to his employment with the Managing Partner, Mr. Wallace performed consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies. He was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits from 2009 through 2011. Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry. From 2006 through 2009, he managed offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg & Company owned business. Prior to joining SVP Worldwide, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006. Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2001. He has also served in management capacities with Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985). Mr. Wallace provides broad general management and executive level sales and marketing expertise. Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University.

Board and Committee Meetings; Special Meeting Attendance

The board of directors of the Managing Partner currently consists of four members. The board has two committees — the Audit Committee and the Combined Committee (as defined below). The members of each committee are set forth below.

	Audit	Combined
Director	Committee	Committee
Barry W. Blank	X	X
James S. Kendrick	X	Chair
Mark W. Harding	Chair	X

The number of board and committee meetings held during 2016 is set forth below.

	Board	Audit Committee	Combined Committee
Number of 2016 Meetings	6	4	3

All directors attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings held by each committee on which such director served.

Audit Committee

The current members of the Audit Committee are Mr. Harding (Chairman), Mr. Blank and Mr. Kendrick. The board of directors of the Managing Partner has determined that each member of the Audit Committee is independent in accordance with the listing standards of the NYSE rules and the SEC rules governing audit committees. In addition, the Board has determined that Mr. Harding qualifies as an “audit committee financial expert” as defined by the SEC by reason of his understanding of and the application of GAAP, his education and his work experience. See Mr. Harding’s biography under “Directors and Executive Officers of the Managing Partner” above.

The functions to be performed by the Audit Committee include the appointment, retention, compensation and oversight of the Partnership’s independent auditors, including pre-approval of all audit and non-audit services to be performed by such auditors, and the review and approval of related-party transactions and other matters that could involve a conflict of interest. The Audit Committee Charter is available on the Partnership’s website at www.rholp.com.

Nominating, Governance and Compensation Committee (the “Combined Committee”)

The current members of the Combined Committee are Mr. Kendrick (Chairman), Mr. Blank and Mr. Harding. The board has determined that each member of the Combined Committee is “independent” within the meaning of the listing standards of the NYSE. The Combined Committee is responsible for recommending to the board individuals qualified to serve as directors and on committees of the board. The Combined Committee oversees the Partnership’s compensation and employee benefit plans and practices, including its executive and director compensation plans, and reviews and discusses with management the Compensation Discussion and Analysis to be included in the Partnership’s annual proxy statement or annual report on Form 10-K. The Combined Committee advises the board on the board’s composition, procedures, and committees, develops and recommends to the board a set of Corporate Governance Guidelines applicable to the Partnership, and oversees the evaluation of the board. The Charter of the Combined Committee and the Corporate Governance Guidelines are available on the Partnership’s website at www.rholp.com.

The Combined Committee establishes procedures for evaluating the suitability of potential director nominees. Unitholders may recommend candidates for the board of directors by submitting such recommendation in writing to the Managing Partner. The factors considered for a director of the Managing Partner are (1) professional qualification, (2) number of other boards on which the candidate serves, (3) other business and professional commitments, (4) the need of the board of directors for having certain skills and experience, and (5) the diversity of the directors then comprising the board. The Combined Committee evaluates a candidate based upon the factors described above and based upon a written resume and then the CEO and Committee interview the candidate. The Combined Committee determines whether or not to recommend the candidate to the board of directors.

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

Code of Ethics

The board of directors of the Managing Partner has adopted a Code of Ethics applicable to directors, officers, employees, and contractors of the Managing Partner and the Partnership. The Code of Ethics is available on the Partnership’s website at www.rholp.com. The Partnership will post any amendments to the Code of Ethics, or waivers of any provisions thereof, to the Partnership’s website.

Communications with the Board

Unitholders and others may send written communications directly to the board addressed to: Board of Directors of Royal Hawaiian Resources, Inc., 390 Interlocken Crescent, Suite 350, Broomfield, Colorado 80021. Any such communication may be directed to the attention of the Chairman of the Board or the Chair of any board committee or to the non-management or independent directors. Any such communications should include the following: (a) the name of the person sending the communication; (b) a statement in reasonable detail specifying the issue or concern; and (c) the contact information of the sender (at a minimum, phone number and address). Nothing stated in this paragraph shall override any requirements imposed on any communications under the Partnership Agreement (as amended) or other governing documents or by any law, rule or regulation.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, the directors and executive officers of the Managing Partner and persons who are beneficial owners of more than 10% of the Units of the Partnership (the “Reporting Persons”) are required to file reports of their ownership and changes in ownership of Units with the SEC and furnish the Partnership with copies of such reports. Based solely upon the review of the copies of the reports submitted to the Partnership and written representations from the Reporting Persons, the Partnership believes that all Reporting Persons complied with the applicable Section 16(a) requirements of the Exchange Act during 2016, except Fred and Mary Wilkie Ebrahimi, owners of a majority of our Units, filed one late Form 4 reporting one purchase transaction. Director James S. Kendrick is in the process of filing a late Form 3 related to joining the board in 2005 and one late Form 4 reporting one purchase transaction in 2006.

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

Elements of Compensation

We have a pay-for-performance philosophy and programs that are designed to be aligned with the interests of the business as well as its unitholders. A significant portion of possible total direct compensation of senior management is dependent on actual performance measured against short-term goals, which are approved annually by the board of directors of the Managing Partner. We offer no equity-based incentives or long-term deferred compensation.

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

Base Salary. Base salaries for executive officers reflect a balance of market conditions, role, individual competency and attraction and retention considerations. Increases in base pay for executive officers are based primarily on individual performance and competitive considerations. Mr. Nelson’s was paid $82,000 for 2016 and will be paid a base salary of $132,000 for 2017. Mr. Nelson does not receive any benefits from the Partnership. Mr. Wallace’s base salary was $262,000 for 2015 and 2016.

Short-term Incentive Plan. The Partnership’s short-term incentive plan for executives and other eligible employees provides for incentives based upon (1) financial performance as measured by net income against that in the operating plan and (2) individual performance as measured by the achievement of strategic objectives and personal contribution to our success. Mr. Nelson was not eligible for short-term incentive compensation in 2016, having started mid-year. In 2016, the short-term incentive plan for the Mr. Wallace included goals for increasing distribution and gross sales of branded products, improving internal operating systems, launching new products, and managing the processing of nuts at budgeted costs. The plan also included strategic objectives, including undisclosed targets, the disclosure of which, the Partnership believes would cause competitive harm. Each component is measured against financial targets and Partnership objectives set at the beginning of the year as approved by the board of directors of the Managing Partner based on the operating budget and strategic plan. Guideline rates are established between 10% and 35% of the employee’s base salary. The bonus compensation level and related payment requires board of director approval. Due to our financial condition and the inadequate progress in achieving strategic objectives, the board of directors did not award any discretionary bonuses in 2016.

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

Summary Compensation Table

The following table summarizes the total compensation for services rendered during the fiscal years ended 2016 and 2015 paid to all individuals serving as executive officers during 2015.

	Summary Compensation Table
	Annual Compensation

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position (1)	Year	($)	($)	($)(2)(3)	($)

Scott C. Wallace	2016	262,000	-	12,000	274,000
President of Royal, Former President and CEO of the Managing Partner	2015	262,000	14,934	24,897	301,831

Bradford C. Nelson	2016	81,968	-	43,000	124,968
President of the	2015	-	-	35,000	35,000
Managing Partner

_______________

(1)	Change in executive officers in 2016

Scott Wallace was President and CEO of Royal and the Managing Partner through May 18, 2016. Bradford Nelson was a director and became President of the Managing Partner on May 18, 2016.

(2)	Includes the following Partnership contributions to the defined contribution plan (401(k) plan) on behalf of Mr. Wallace:

2016	$-
2015	12,897

Includes the following automobile allowance provided to Mr. Wallace by the Partnership:

2016	$12,000
2015	12,000

(3)	Consists entirely of cash compensation for Mr. Nelson’s service as a director of the Managing Partner.

Outstanding Equity Awards at Fiscal Year-End

No named executive officer has any outstanding equity awards. We do not presently have any equity incentive plans.

Employment and Severance Agreements

We have an employment agreement with one executive — Scott C. Wallace, President of Royal. Effective January 1, 2012, we hired Scott C. Wallace, a former director of the Managing Partner, for the position of executive vice president of sales and marketing. He was appointed President of Royal on August 27, 2013 and served as President and CEO of the Managing Partner from October 1, 2013 through May 18, 2016. His compensation includes a minimum base salary of $262,000 per annum and a vehicle allowance of $1,000 per month. His employment offer letter does not provide for a guaranteed term of employment but requires the payment of a minimum severance benefit of six months of base pay, or $131,000, in the event his employment is involuntarily terminated for other than Just Cause. He is eligible to participate in the short-term incentive compensation plan under which his bonus, if any, will be determined at the discretion of the board of directors of the Managing Partner. Mr. Wallace receives standard benefits in accordance with the Partnership’s benefit policies. This employment agreement does not provide payments triggered solely by a change of control of the Partnership. The employment agreement provides for severance should Mr. Wallace be terminated without cause.

Director Compensation

Directors of the Managing Partner received a quarterly retainer of $6,250 in 2016. Additionally, each director receives a meeting fee of $1,000 per meeting. Members of the Managing Partner’s Audit Committee receive a meeting fee of $1,000 per meeting, with the chairman of the Audit Committee receiving an additional $1,000 per meeting. The Chairman of the Board receives an additional $3,000 per meeting. Members of the Managing Partner’s Combined Committee receive a meeting fee of $1,000, with the chairman of this Committee receiving an additional $2,000 per meeting. The Chairman of the Board of Royal receives a meeting fee of $1,000 per meeting. There are no other agreements or arrangements, including no stock or stock option plans, between the Managing Partner and its directors.

Amounts reflected in the table below represent compensation paid for the year December 31, 2016.

2016 Director Compensation Table (All amounts represent fees earned or paid in cash)

						Meeting Fee -	Chairman Fee -
			Meeting			Combined	Combined
		Meeting	Fee -			Nominating,	Nominating,
		Fee -	Chairman	Meeting	Chairman	Governance,	Governance,
		Board of	of the	Fee - Audit	Fee - Audit	and	and
	Retainer	Directors	Board	Committee	Committee	Compensation	Compensation	Total
Name	($)	($)	($) (1)	($)	($)	Committee ($)	Committee ($)	($)

Barry W. Blank	25,000	4,000	-	4,000	-	4,000	-	37,000
Mark W. Harding	12,500	2,000		2,000	2,000	2,000		20,500
James S. Kendrick	25,000	4,000	8,000	3,000	-	4,000	4,000	48,000
Bradford C. Nelson	25,000	4,000	6,000	2,000	2,000	2,000	2,000	43,000

_____________________

(1)     Includes $2,000 paid to Mr. Kendrick for each of the two meetings at which he served as Chairman of the Board of Royal.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information as of March 1, 2017, as to the beneficial ownership of the Partnership’s Units by (i) each person (or group of affiliated persons) known to the Partnership to own beneficially 5% or more of the Units, (ii) each director of the Managing Partner, (iii) each executive officer of the Managing Partner and (iv) all directors and executive officers of the Managing Partner as a group. All information is based on information filed by such persons with the SEC and other information provided by such persons to the Partnership. Except as otherwise indicated, the Partnership believes that each of the beneficial owners listed has sole investment and voting power with respect to such Units. On March 1, 2017, there were 11,100,000 Units outstanding. There are no Units deemed to be beneficially owned by virtue of a right of a person to acquire Units within 60 days of March 1, 2017.

			Percent
	Class A		of
	Units		Class A
Name and Address of Beneficial Owner	Owned		Units
Barry W. Blank**	868,300		7.8%
Mark W. Harding**	-
James S. Kendrick**	1,500		*
Bradford C. Nelson**	9,154	(1)	*
Scott C. Wallace**	-
All directors and executive officers as a group (5 persons)	878,954		7.9%

Farhad Fred and Mary Wilkie Ebrahimi
Husband and Wife
191 University Blvd., Suite 246
Denver, CO 80206	7,512,247	(2)	67.7%

__________________

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

(2)

This disclosure is based on a Schedule 13D/A filed by Mr. and Mrs. Ebrahimi on July 21, 2016, and subsequently filed Forms 4. Mr. and Mrs. Ebrahimi have shared voting and dispositive power over all Units owned. Crescent River, which is controlled by the Ebrahimis, owns the 1% general partnership interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

The Partnership owned 100% of the stock of the Managing Partner through June 30, 2016, when it was purchased by Crescent River. Therefore, the Managing Partner’s operations have been included in the Partnership’s consolidated financial statements for 2015 and the six months ended June 30, 2016. On June 30, 2016, the Partnership sold all of the issued and outstanding shares of capital stock of the managing Partner to Crescent River for $224,000. Crescent River is controlled by the Ebrahimis, so the sale of the Managing Partner effectively resulted in giving the Ebrahimis control of the Partnership. Mr. Nelson, President and director of the Managing Partner, is also a non-controlling member of Crescent River. The sale of the Managing Partner and the terms of the purchase agreement were approved by the three independent directors of the board, without the participation of Mr. Nelson and after full disclosure to the independent board members of Mr. Nelson’s interest in Crescent River. Under the terms of the Partnership Agreement, the Partnership reimburses the Managing Partner for its reasonable and necessary business expenses (which consist primarily of compensation costs, board of directors’ fees, insurance costs and office expenses). The Managing Partner is entitled to receive from the Partnership on or about February 15 of each year a management fee equal to 2% of the Partnership’s operating cash flow. Prior to the sale to Crescent River, the Managing Partner had waived all management fees to which it was entitled under the Partnership Agreement. The Managing Partner is also entitled to receive an annual incentive fee of 0.5% of the aggregate fair market value of the Units for the preceding calendar year, provided that net cash flow (as defined in the Partnership Agreement) for the preceding calendar year exceeds certain specified levels. The incentive fee has not been earned by the Managing Partner for at least 15 years. As part of the purchase by Crescent River, the Managing Partner agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, the Managing Partner will be eligible to earn the management fee and the incentive fee.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written code of ethics for the Partnership, which is available on our website at www.rholp.com. Under our code of ethics, our employees, officers, directors and consultants are discouraged from entering into any transaction that may cause a conflict of interest for us. In addition, they must report any potential conflict of interest, including related-party transactions, to their supervisor or an executive officer of the Managing Partner, who then reviews and submits any violation or proposed transaction to our audit committee.

In addition, the Board has adopted written Corporate Governance Guidelines, which apply to our executive officers and directors and are available on our website at www.rholp.com. If any executive officer of the Partnership has an unavoidable conflict of interest or seeks a waiver of any other provision of the code of ethics, the executive officer must notify the Board and the Board must consider the conflict or waiver request. The Board must approve any waiver of the code of ethics for executive officers.

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

Director Independence

The Board has determined that Messrs. Blank, Kendrick and Harding are independent directors under the NYSE independence standards. Mr. Nelson became President of the Managing Partner on May 18, 2016 and no longer qualifies as independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures

Pursuant to our Audit Committee Pre-Approval Policy, all audit and non-audit services performed by our auditors must be approved in advance by the Audit Committee of the Board to assure that such services do not impair the auditors’ independence from the Partnership. Under the policy, the Audit Committee may pre-approve any services to be performed by our auditors up to 12 months in advance. The Audit Committee may delegate pre-approval authority to one or more of its members. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by our auditors EKS&H LLLP (“EKS&H”) for our consolidated financial statements as of and for the years ended December 31, 2016 and 2015, respectively.

Fees Paid to Our Auditors

Audit Fees. Fees billed by our auditors, EKS&H, during 2016 and 2015 for the audit of the Partnership’s consolidated financial statements included in this Annual Report on Form 10-K and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q amounted to $104,100 and $100,000, respectively.

Audit Related Fees. Fees billed in 2016 and 2015 by EKS&H for the 2016 and 2015 audits of Royal Hawaiian Macadamia Nut, Inc. were $19,000 and $18,500, respectively.

Tax Fees. Fees related to tax compliance services provided by EKS&H amounted to $6,650 for 2016 and $6,700 for 2015.

All Other Fees. No other fees were billed in 2016 by EKS&H. Fees billed in 2015 by EKS&H for services provided in conjunction with the Becker Property Acquisition amounted to $5,000.

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
3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2+

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012, as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013, as amended by Second Amendment to the Amended and Restated Agreement of Limited Partnership, dated as of February 15, 2017

4.1	Form of Class A Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 18, 1986)

4.2	Form of Depository Receipt (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on April 18, 1986)

10.1

Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) dated October 7, 1983, but effective as of January 1, 1975 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on April 18, 1986)

10.2

Lease between Ka’u Agribusiness Co., Inc. (“KACI”) and Mauna Loa Orchards, L.P. (“MLO”), dated December 22, 1986 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 31, 1987)

10.3

Form of Ka’u Orchards Farming Lease between KACI and MLO, dated August 11, 1989, but effective July 1, 1989 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.4

Form of Cash Flow Warranty Agreement among KACI, Mauna Kea Agribusiness Company, Inc. and the Partnership, dated as of July 1, 1989 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.5

Form of Assignment of Partial Interest in Lease No. 15,020 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.6

Form of Assignment of Partial Interest in Lease No. 16,859 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.7

Form of Assignment of Partial Interest in Lease No. 20,397 and Consent from MLO to the Partnership (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

Exhibit Number	Desricption
10.8

Form of Assignment of Lease from MLO to the Partnership relating to Lease from the Trustees of the Bishop Estate (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

10.9	Form of Lease from the Trustees of the Bishop Estate to MLO (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

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

10.16	Lease from the Trustees of the Bishop Estate to Mauna Loa (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Registration Statement on Form S-1 filed on October 20, 1989)

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

Exhibit Number	Desricption
10.23

Amended and Restated Credit Agreement among the Partnership, the Managing Partner, Royal and RHS, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Lender and as Agent for such other persons who may be added as Lenders from time to time, dated as of March 27, 2015 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10 K filed on March 27, 2015), as amended by First Amendment to Amended and Restated Credit Agreement among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 22, 2015), as amended by Second Amendment to Amended and Restated Credit Agreement, among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 29, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2015), as amended by Third Amendment to Amended and Restated Credit Agreement, by and among and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, and the Partnership, the Managing Partner, RHS, and Royal, collectively Borrowers and each, a Borrower, dated as of September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 16, 2015), as amended by Fourth Amendment to Amended and Restated Credit Agreement and Waiver among the Partnership, the Managing Partner, RHS, and Royal, as Borrowers, and American AgCredit, PCA, as Agent, dated as of March 11, 2016, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2016), as amended by Fifth Amendment to Amended and Restated Credit Agreement and Consent among the Partnership, the Managing Partner, RHS, and Royal, as Borrowers, and American AgCredit, PCA, as Agent, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 6, 2016), and as amended by Sixth Amendment to Amended and Restated Credit Agreement and Waiver among the Partnership, RHS, and Royal, as Borrowers, American AgCredit, PCA, as Agent, and the Lenders, dated as of January 12, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2017)

10.24

Acquisition Agreement between the Partnership and Geyser Asset Management, Inc., Inc., .as agent for the tenant in common investors listed therein, dated as of April 13, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 17, 2015)

10.25

Credit Agreement dated as of June 15, 2015 between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2015), as amended by First Amendment to Credit Agreement and Waiver between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender, dated as of March 11, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 16, 2016), and as amended by Second Amendment to Credit Agreement and Waiver between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender, dated as of January 12, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 13, 2017)

10.26

Stock Purchase Agreement by and between the Partnership and Crescent River Agriculture LLC, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2016)

10.27

Management and Incentive Fee Waiver Agreement by and between the Partnership and the Managing Partner, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 6, 2016)

10.28

Waiver Agreement among the Partnership, RHS, and Royal, as Borrowers, and American AgCredit, PCA, as Agent, dated as of November 9, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2016)

10.29

Definitive Terms of Settlement Agreement, dated February 14, 2017, between the Partnership and EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2017)

Exhibit Number	Desricption
11.1+	Statement re: Computation of Net Loss per Class A Unit

21.1+	List of Subsidiaries

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2016 of the Partnership, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016, and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, and December 31, 2015, (iii) Consolidated Statements of Partners’ Capital for the years ended December 31, 2016, and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, and December 31, 2015, and (v) Notes to Consolidated Financial Statements

+	Filed herewith
*	Management contract or compensatory plan or arrangement

(b)	Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules.

Schedule I – audited balance sheet of Royal Hawaiian Resources, Inc., the general partner, as of December 31, 2016.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)
	By:	ROYAL HAWAIIAN RESOURCES, INC.
(Managing Partner)

March 15, 2017	By:	/s/ Bradford C. Nelson
Bradford C. Nelson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Bradford C. Nelson	President (Principal Executive, Financial and Accounting Officer) and	March 15, 2017
Bradford C. Nelson	Director of Royal Hawaiian Resources, Inc. (Managing Partner)

/s/ Barry W. Blank	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 15, 2017
Barry W. Blank

/s/ James S. Kendrick	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 15, 2017
James S. Kendrick

/s/ Mark W. Harding	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 15, 2017
Mark W. Harding

 Schedule I

ROYAL HAWAIIAN RESOURCES, INC.

Balance Sheet

and

Independent Auditors’ Report

December 31, 2016

ROYAL HAWAIIAN RESOURCES, INC.

Page

Independent Auditors’ Report	3

Balance Sheet

Balance Sheet	5

Notes to Balance Sheet	6

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Royal Hawaiian Resources, Inc.

Broomfield, CO

We have audited the accompanying balance sheet of Royal Hawaiian Resources, Inc., as of December 31, 2016, and the related notes.

MANAGEMENT'S RESPONSIBILITY FOR THE FINANCIAL STATEMENTS

Management is responsible for the preparation and fair presentation of this financial statement in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of a financial statement that is free from material misstatement, whether due to fraud or error.

AUDITORS' RESPONSIBILITY

Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statement. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statement, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity’s preparation and fair presentation of the financial statement in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statement.

Board of Directors

Royal Hawaiian Resources, Inc.

Page Two

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

OPINION

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Royal Hawaiian Resources, Inc. as of December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/EKS&H LLLP

March 15, 2017

Boulder, Colorado

Royal Hawaiian Resources, Inc.

Balance Sheet

(in thousands)

December 31,
2016

Assets

Current assets
Cash	$2
Total current assets	2
Investment	378
Total assets	$380

Liabiliies and Shareholder's Equity

Current liabilities
Accounts payable	$1
Total current liabilities	1

Shareholder’s equity
Common stock, no par value, 1,000 shares authorized, issued, and outstanding	1
Additional paid in capital	419
Accumulated deficit	(41)
Total shareholder’s equity	379
Total liabilities and shareholder’s equity	$380

See accompanying notes to financial statement.

Royal Hawaiian Resources, Inc.

Notes to Financial Statement

OPERATIONS AND OWNERSHIP

Royal Hawaiian Resources, Inc. (the “Company” or “RHR”) is a Hawaii corporation formed in 1986. It is the sole general partner and managing partner of Royal Hawaiian Orchards, LP (“RHO”), which is engaged in farming and marketing macadamia nuts. The managing partner is authorized, in general, to perform all acts necessary to carry out the purposes and conduct the business of RHO, which RHR does through its directors and officers. The managing partner may be removed or replaced by the affirmative vote of the holders of units representing 66 2/3% of the limited partnership interests of RHO.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash. Cash includes unrestricted demand deposits with banks and all highly liquid deposits with an original maturity of less than three months.

Investment in Partnership. The general partnership interest in RHO is unregistered and non-transferrable. Management analyzed the investment in partnership under the variable interest entity and voting interest rules and determined that the investment is an equity method investment. Investment in partnership is recorded at cost plus the Company’s share of RHO's cumulative income or losses and distributions.

Income Taxes. The Company is subject to taxation as a C Corporation at rates up to 35% for federal tax rate and 6.4% for state tax on its taxable income (loss), if any.

Management evaluates uncertain income tax positions for the Company utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2016, management believes there were no uncertain income tax position. RHR has loss carryforwards of $71 thousand in which it has recorded a valuation allowance due to the uncertainty of income from RHO.

RELATED-PARTY TRANSACTIONS

RHR is the managing partner and owns a 1% general partnership interest in RHO. Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, dated as of October 1, 2012, as amended November 1, 2013, and February 15, 2017 (the “Partnership Agreement”), RHR is also entitled to an annual management fee equal to 2% of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of RHO exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by RHR since 2005. The incentive fee has not been earned by RHR for at least 15 years. In June 2016, RHR agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, RHR will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, RHO will still be required to reimburse RHR for expenses incurred in managing RHO. $54 thousand of accounts receivable have been included in shareholder’s equity.

RHR is indirectly owned by a limited partner of RHO who owns, directly or indirectly, over two-thirds of RHO’s Class A units.