Form 10-Q
period 2017-03-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2017-05-15
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2017, the registrant had 11,100,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

PART I – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,013	$1,132
Accounts receivable, net	4,056	3,215
Inventories, net	8,666	10,293
Other current assets	651	418
Total current assets	14,386	15,058
Land, orchards and equipment, net	47,755	48,490
Other non-current assets	276	308
Total assets	$62,417	$63,856

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt, net	$12,428	$13,155
Accounts payable	677	781
Accrued payroll and benefits	1,007	760
Other current liabilities	280	208
Total current liabilities	14,392	14,904
Non-current benefits	732	732
Long-term debt, net of current portion	9,620	10,164
Deferred income tax liability	1,014	1,014
Total liabilities	25,758	26,814

Commitments and contingencies

Partners’ capital
General and limited partners	36,887	37,270
Accumulated other comprehensive loss	(228)	(228)
Total partners’ capital	36,659	37,042
Total liabilities and partners’ capital	$62,417	$63,856

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2017	2016
Revenues
Orchards revenue	$2,170	$1,882
Branded product sales, net	5,935	3,884
Total revenues	8,105	5,766
Cost of revenues
Cost of orchards revenue	1,878	1,366
Cost of branded product sales	5,101	2,889
Total cost of revenues	6,979	4,255
Gross profit	1,126	1,511
General and administrative expenses	701	813
Selling expenses	590	1,116
Operating loss	(165)	(418)
Net loss on sale of property and equipment	(4)	(2)
Other income	88	112
Interest expense	(297)	(281)
Loss before income taxes	(378)	(589)
Income tax expense	5	40
Net loss	(383)	(629)

Other comprehensive loss, net of tax
Pension costs	-	2
Other comprehensive income, net of tax	-	2
Comprehensive loss	$(383)	$(627)

Net loss per Class A Unit	$(0.03)	$(0.06)

Cash distributions per Class A Unit	$-	$-

Weighted average Class A Units outstanding	11,100	11,100

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2017	2016
Partners’ capital at beginning of period:
General and limited partners	$37,270	$39,042
Accumulated other comprehensive loss	(228)	(321)
	37,042	38,721

Allocation of net loss:
General and limited partners	(383)	(629)
	(383)	(629)

Accumulated other comprehensive income
Change in pension and severance	-	2
	-	2

Partners' capital at end of period:
General and limited partners	36,887	38,413
Accumulated other comprehensive loss	(228)	(319)
Total partners' capital	$36,659	$38,094

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(383)	$(629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783	763
Amortization of debt issance costs	6	21
Net loss on sale of property and equipment	4	2
Change in pension and severance	-	14
Changes in assets and liabilities:
Accounts receivable	(841)	(281)
Inventories	1,627	(1,430)
Other current assets	(233)	(129)
Accounts payable	(104)	(111)
Accrued payroll and benefits	247	189
Other current liabilities	72	(116)
Total adjustments	1,561	(1,078)
Net cash provided by (used in) operating activities	1,178	(1,707)

Cash flows from investing activities:
Capital expenditures	(20)	(116)
Net cash used in investing activities	(20)	(116)

Cash flows from financing activities:
Proceeds from drawings on line of credit	-	2,000
Repayment of line of credit	(500)	(250)
Repayment of long-term debt	(777)	(325)
Net cash (used in) provided by financing activities	(1,277)	1,425

Net decrease in cash	(119)	(398)
Cash and cash equivalents at beginning of period	1,132	404
Cash and cash equivalents at end of period	$1,013	$6

Supplemental disclosure of cash flow information:
Cash paid for interest for the periods ended March 31, 2017 and 2016 was $291 and $142, respectively.
No cash was paid for income taxes for the periods ended March 31, 2017 and 2016.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner” or “RHR”). The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries RHR (through June 2016), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of March 31, 2017, and December 31, 2016, and the results of operations, changes in partners’ capital and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year or for any future period.

The December 31, 2016 condensed consolidated balance sheet data in this report was derived from audited consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission (“SEC”) in the 2016 Annual Report.

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

Liquidity. The Partnership recorded a net loss of $383,000 and cash flows from operations of $1.2 million during the first three months of 2017.  The Partnership’s working capital was ($6,000) at March 31, 2017. At March 31, 2017, the Partnership did not have sufficient working capital to repay its financial obligations due July 15, 2017.

Subsequent to the three-month period ended March 31, 2017, the Partnership successfully concluded a rights offering on May 9, 2017, raising gross proceeds of approximately $19.869 million. The Partnership intends to use the net proceeds (i) to repay the debt outstanding under the 2015 Bridge Loan (as defined in Note 9 – Debt), which was incurred to acquire the Becker orchards; (ii) to purchase capital equipment; and (iii) for general partnership purposes, which may include, among other things, repaying or refinancing all or a portion of the indebtedness outstanding under our revolving credit facility, funding working capital, and acquiring land, orchards and related businesses. As a result of the rights offering, management believes that the Partnership has sufficient working capital to fund its operations, including its current debt service requirements, for a period of 12 months following May 15, 2017.

(2)     CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated. On June 30, 2016, the Partnership sold all of the shares of RHR, its general partner, in a related party transaction, so RHR is included in the consolidated financial statements for March 31, 2016, but not for March 31, 2017.

(3)     NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”, to simplify income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Partnership adopted the provisions of ASU 2015-17 in the first quarter of 2017, and the update did not have a material impact on the Partnership’s financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)”, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Partnership adopted the provisions of ASU 2015-11 in the first quarter of 2017, and the new accounting standard did not have a material impact on the Partnership’s financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date for implementation of this standard by one year. ASU 2014-09 is now effective for annual and interim periods beginning after December 15, 2017, including interim periods within that period. The Partnership anticipates adopting this guidance in the first quarter of 2018 and has begun the analysis of the impact of adoption of the new standard on the Partnership’s consolidated financial statements and anticipates disclosing the impact in the notes to financial statements for the second quarter of 2017.

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

Management evaluates the performance of each segment on the basis of operating income and revenue growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation. The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three months ended March 31, 2017 and 2016. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended March 31, 2017
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$2,170	$5,935	(2)	$-	$8,105
Intersegment revenue	3,620	-		(3,620)	-
Total revenue	$5,790	$5,935		$(3,620)	$8,105

Operating income (loss)	$(109)	$(4)		$(52)	$(165)

Depreciation and amortization	$761	$22		$-	$783

Capital expenditures	$16	$4		$-	$20

Segment assets	$71,432	$6,488		$(15,503)	$62,417

	Three Months Ended March 31, 2016
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$1,882	$3,884	(2)	$-	$5,766
Intersegment revenue	4,715	-		(4,715)	-
Total revenue	$6,597	$3,884		$(4,715)	$5,766

Operating income (loss)	$643	$(764)		$(297)	$(418)

Depreciation and amortization	$763	$21		$-	$784

Capital expenditures	$71	$45		$-	$116

Segment assets	$79,783	$16,114		$(29,816)	$66,081

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(5)     INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Wet-in-shell	$119	$-	$119	$919	$-	$919
Dry-in-shell	4,992	-	4,992	4,527	-	4,527
Macadamia nut kernel	-	1,764	1,764	-	2,362	2,362
Finished goods	-	937	937	-	1,902	1,902
Farming supplies	147	-	147	135	-	135
Packaging, supplies and ingredients	-	735	735	-	584	584
Allowance for shrink and obsolescence	-	(28)	(28)	-	(136)	(136)
Total inventory, net	$5,258	$3,408	$8,666	$5,581	$4,712	$10,293

(6)     LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land	$10,745	$10,745
Improvements	2,016	2,016
Machinery and equipment	11,882	11,891
Irrigation well and equipment	2,613	2,615
Producing orchards	76,073	76,073
Construction work-in-progress	21	-
Land, orchards and equipment (gross)	103,350	103,340
Less accumulated depreciation and amortization	(55,595)	(54,850)
Land, orchards and equipment (net)	$47,755	$48,490

(7)     DEFERRED FARMING COSTS

Orchard costs (e.g., irrigation, fertilizer, pruning and depreciation) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed or added to inventory over the remainder of the year. All deferred farming costs have been allocated to inventory at March 31, 2017. At December 31, 2016, all farming costs not expensed to cost of goods sold were included in inventory.

(8)     INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

Royal is subject to taxation as a C corporation at the current federal tax rate of 35% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset at March 31, 2017 was approximately $3.6 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

(9)     DEBT

As of the indicated dates, the Partnership had the following long-term debt outstanding (in thousands):

	March 31,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2017)	$7,650	$8,150
2015 Bridge Loan (due 2017) (1)	2,835	2,835
2010 Term Loan (due 2020)	3,413	3,762
2015 6-Year Term Loan (due 2021)	3,500	3,792
2015 20-Year Term Loan (due 2035)	4,804	4,936
Other	2	7
Total principal amount of long-term debt	22,204	23,482
Less: unamortized debt issuance costs	(156)	(163)
Total long-term debt, net of unamortized loan fees	22,048	23,319
Less: current portion of long-term debt, net	(12,428)	(13,155)
Long-Term Debt, net of associated unamortized loan fees	$9,620	$10,164

___________

(1) Maturity date for the 2015 Bridge Loan may be earlier than July 2017. See description of the 2015 Bridge Loan below.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2017 (1)	2018	2019	2020	2021	Remaining
Debt	$22,204	$11,902	$2,188	$2,188	$1,751	$555	$3,620

_________________________

(1)   For remainder of 2017

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

On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries RHR (through June 2017), Royal and RHS, as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment, the Fourth PCA Credit Agreement Amendment, the Fifth PCA Credit Agreement Amendment, and the Sixth PCA Credit Agreement Amendment (each defined below), the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

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

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016; (iii) amend the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement), and (iv) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the four-quarter period ended December 31, 2015.

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

On November 9, 2016, the Borrowers (no longer including the Managing Partner) executed a Waiver Agreement with AgCredit PCA pursuant to which AgCredit PCA waived the Partnership’s noncompliance with the Consolidated EBITDA covenant for the four-quarter period ended September 30, 2016.

On January 12, 2017, the Partnership entered into the Sixth Amendment to Amended and Restated Credit Agreement and Waiver (the “Sixth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan; (ii) extend the maturity date of the Revolving Credit Facility; (iii) increase the interest rate on the 2015 Bridge Loan; (iv) reduce the minimum Consolidated EBITDA; (v) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the four-quarter period ended December 31, 2016, and (vi) grant a one-time waiver in connection with the cross-default covenant of the Amended PCA Credit Agreement relating to the non-compliance with a covenant of the FLCA Credit Agreement (as defined below).

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. The Sixth PCA Credit Agreement extended the maturity to July 15, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at March 31, 2017, was 5% per annum.

As of March 31, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $7.65 million and $8.15 million, respectively.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of March 31, 2017 and December 31, 2016, the outstanding balance on the 2010 Term Loan was $3.413 million and $3.762 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of March 31, 2017 and December 31, 2016, the outstanding balance on the 2015 6-Year Term Loan was $3.5 million and $3.792 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly-owned subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. The Fourth PCA Credit Agreement Amendment extended the fixed maturity date trigger for the 2015 Bridge Loan from March 15, 2016 to January 15, 2017. The Sixth PCA Credit Agreement Amendment extended the maturity date to July 15, 2017. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. Pursuant to the Sixth PCA Credit Agreement Amendment, as of April 15, 2017, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.25%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. As of both March 31, 2017 and December 31, 2016, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA to amend the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) covenant and to grant a one-time waiver in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2015. On January 12, 2017, the Partnership executed the Second Amendment to Credit Agreement and Waiver (the “Second FLCA Credit Agreement”) with AgCredit FLCA. As a result, the FLCA Credit Agreement was amended by eliminating the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarters ending March 31, 2017 and June 30, 2017. The covenant requiring the Total Indebtedness Consolidated EBITDA Ratio not to exceed 4.0 to 1.0 will be effective as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2016. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of March 31, 2017 and December 31, 2016, the outstanding balance on the 2015 20-Year Term Loan was $4.804 million and $4.936 million, respectively.

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

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	March 31,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$14,554	$15,126	$15,332	$15,123
Revolving credit facility	7,650	7,650	8,150	8,150
	$22,204	$22,776	$23,482	$23,273

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

The components of net periodic pension cost consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Service cost	$15	$16
Interest cost	18	17
Expected return on plan assets	(18)	(16)
Amortization of net actuarial loss and prior service cost	-	2
Net periodic pension cost	$15	$19

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

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended
	March 31,
	2017	2016
Service cost	$4	$4
Interest Cost	3	3
Net periodic intermittent severance cost	$7	$7

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On February 14, 2017, the Partnership entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”). The Settlement Agreement settles the lawsuit filed by the Olson Trust against the Partnership on January 22, 2015, seeking a declaratory judgment that the Partnership had breached the terms of the leases for the Greenshoe I Orchard and the Greenshoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. Pursuant to the settlement, each of the parties has released all claims against the other related to the lawsuit and the leases, other than claims related to enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal. The settlement involves the termination of certain leases and the exchange of certain land and trees by the parties. For additional details of the terms of the Settlement Agreement, see Note 16 – Subsquent Events in Part II, Item 8 of the 2016 Annual Report.

The settlement will be reflected in the financial statements beginning in the quarter when the exchange of land and orchards has been completed. The Partnership is currently evaluating the net impact of this transaction.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our 2016 Annual Report on Form 10-K.

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a producer, marketer and distributor of high-quality macadamia nuts and nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,381 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

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

Recent Developments

Credit Agreement with AgCredit PCA

On January 12, 2017, we entered into the Sixth Amendment to Amended and Restated Credit Agreement and Waiver (“Sixth PCA Credit Agreement Amendment”) with our existing lender American AgCredit, PCA (“AgCredit PCA”). Capitalized terms used below related to our credit agreements are defined under Liquidity and Capital Resources – Debt below.

As a result, the Amended PCA Credit Agreement was amended as follows:

●	the maturity date of the 2015 Bridge Loan was extended from January 15, 2017 to July 15, 2017;
●	the maturity date of the Revolving Credit Facility was extended from March 27, 2017 to July 15, 2017;
●

the interest rate on the 2015 Bridge Loan was increased as of April 15, 2017, from (A) LIBOR plus 3.00% or the Base Rate plus 1.00% to (B) LIBOR plus 3.25% or the Base Rate plus 1.25% (the Partnership elected to borrow at the Base Rate); and

●

the minimum Consolidated EBITDA was reduced for the four-quarter period ending March 31, 2017, and for the four-quarter period ending on the last day of each fiscal quarter thereafter from $5,000,000 to $2,500,000.

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

Credit Agreement with American AgCredit, FLCA

On January 12, 2017, we also executed the Second Amendment to Credit Agreement and Waiver (the “Second FLCA Credit Agreement Amendment”) with our existing lender AgCredit FLCA.

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

Rights Offering

Subsequent to the three-month period ended March 31, 2017, the Partnership successfully concluded its rights offering on May 9, 2017. The rights offering allowed existing unitholders of the Partnership to purchase an aggregate of 11.1 million Class A Units at $1.79 per Unit. The rights offering was fully subscribed and raised gross proceeds of approximately $19.869 million. The issuance of the Class A Units purchased upon exercise of the rights is expected to occur on or about May 15, 2017, after which the Partnership will have 22.2 million Class A Units outstanding.

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the development, manufacture and sale of branded products and the sale of processed kernel.

Our orchards segment derives its revenues from the sale of wet-in-shell (“WIS”) macadamia nuts grown in orchards we own or lease, the sale of dry-in-shell (“DIS”) macadamia nuts, the sale of macadamia nut kernel to our wholly-owned subsidiary Royal Hawaiian Macadamia Nut, Inc. (“Royal”), revenues from the farming of macadamia orchards owned by other growers and lease income. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions and nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occurs during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower pollination/nut-set season.

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

How We Evaluate Our Business

In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and food manufacturing industry. Management evaluates the performance of each segment on the basis of operating income and revenue growth. In addition, we manage our orchards segment based on increased nut-in-shell productivity, farming costs, kernel recovery, cost stabilization and cash flow generation to support and grow our branded products segment and fund other Partnership priorities. We manage our branded products segment based on sales (including the number of new stores carrying our branded product), gross margins and selling expenses. The Partnership accounts for intersegment sales and transfers at cost plus a mark-up, and such transactions are eliminated in consolidation. We believe our branded products segment should enjoy higher growth and has the potential for value-added innovation and enhanced responsiveness to consumer marketing.

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

A substantial portion of our WIS revenues occur from September through February. Weather conditions may affect yields and delay harvesting, which may result in lower than normal production and revenues within a particular fiscal quarter or fiscal year. In the first three months of 2017, our crop was larger than average due to a later than average start of the 2016-2017 crop year, which caused more of the crop to be harvested in the first quarter of 2017.

We have three long-term nut purchase agreements with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), expiring in 2029, 2078 and 2080. Under these agreements, all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 18% of our production in 2016, must be sold to and purchased by Mauna Loa at a predetermined price as described below.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies, including estimates of deferred farming costs, accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiaries, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2016 Annual Report.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the three months ended March 31, 2017, net revenue increased $2.3 million or 41% compared to the same period in 2016. The increase in the three month period was due to a $2 million increase in net revenues from branded products along with a $288,000 increase in orchard revenue due to higher production in the IASCO orchards compared to the same period in 2016.

For the three months ended March 31, 2017, cost of revenues increased $2.7 million or 64%, compared to the same period in 2016 due to an increase in bulk sales during the first quarter of higher cost nuts from 2016. The 2016 nuts had a higher cost per pound compared to nuts from 2015 due to the lower crop yields in 2016. We generated a gross profit of $1.1 million and a gross margin of 14%, compared to gross profit of $1.5 million and gross margin of 26% for the same period in 2016.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products under an intercompany supply agreement, revenues from contract farming, and orchard lease income.

The tables below show revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three months ended March 31, 2017 and 2016. See Note 4 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended
	(in thousands)
	March 31,
	2017	2016	Change	% Change
Revenues
External customers	$2,170	$1,882	$288	(15%	)
Intersegment revenue (Royal)	3,620	4,715	(1,095)	(23%	)
Total revenue	$5,790	$6,597	$(807)	(12%	)

Cost of orchards revenue	$5,602	$5,477	$125	(2%	)

Operating (loss) income	$(109)	$643	$(752)	(117%	)

Depreciation and amortization	$761	$763	$(2)	0%

Capital expenditures	$16	$71	$(55)	(77%	)

Segment assets	$71,432	$79,783	$(8,351)	(10%	)

Revenues from external customers increased $288,000 to $2.2 million for the three months ended March 31, 2017, as compared to $1.9 million for the same period in 2016. The increase was due to higher production from the IASCO orchards compared to 2016. For the three months ended March 31, 2017, intersegment revenue (sales to Royal) decreased $1.1 million due to a smaller fall crop in 2016 compared to 2015. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the three months ended March 31, 2017, cost of orchards revenue increased $125,000. The increase in cost of orchards revenue for the three months ended March 31, 2017, compared to the same period in 2016 was due to the higher cost of nuts in inventory at the beginning of the quarter than in the prior year because of a historically low calendar year 2016 crop, which resulted in higher costs per pound.

For the three months ended March 31, 2017, we incurred an operating loss $109,000 compared to operating income of $643,000 in the first quarter of 2016. The increase in operating loss was due to smaller gross margin due to higher nut cost from the calendar year 2016 crop.

For the three months ended March 31, 2017 and 2016, WIS nut production was 5.2 million pounds and 4.7 million pounds, respectively. The increase in production in 2017 as compared to the same period in 2016 is due to a late crop in 2016 which resulted in some production shifting into the first quarter of 2017.

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

Financial information for our branded products segment for the three months ended March 31, 2017 and 2016, are set forth in the following table.

	For the Three Months Ended
	(in thousands, except percentages)
	March 31, 2017			March 31, 2016			Change	% Change
Total gross revenues	$6,529			$4,443			$2,086	47%
Deductions to gross revenues	594			559			35	6%
Net revenues	5,935	100%		3,884	100%		2,051	53%
Total cost of revenues	4,944	83	%(1)	3,196	82	%(1)	1,748	55%
Total gross profit	991	17	%(1)	688	18	%(1)	303	(44% )
General and administrative
expenses	405	7	%(1)	336	9	%(1)	69	21%
Selling expenses	590	10	%(1)	1,116	29	%(1)	(526)	(47% )
Operating loss	$(4)	(0%	)(1)	$(764)	(20%	)(1)	$760	99%

(1) As a percentage of net revenues.

Gross segment revenue for the three months ended March 31, 2017, increased $2.1 million, compared to the same period in 2016. Net branded products revenue and bulk kernel sales were $5.9 million for the three months ended March 31, 2017, compared to $3.9 million for the same period in 2016. Branded products segment revenues grew over the same period in 2016 due to Royal selling excess bulk kernel as received in order to improve operating cash flow, rather than inventorying it. The increase in revenue from bulk sales was offset by lower net revenue from branded products due to lower sales to club stores in the first three months of 2017 as compared to the same period in 2016.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. Deductions to gross revenue increased by approximately $35,000 for the three months ended March 31, 2017 compared with the same period in 2016. We offer a variety of sales and promotion incentives to our customers, such as price discounts, slotting allowances, advertising allowances, in-store displays and consumer coupons. Slotting allowances are one-time costs paid to gain distribution primarily in the grocery channel and totaled $113,000 and $127,000 for the three months ended March 31, 2017 and 2016, respectively.

Cost of revenues (excluding inter-segment eliminations) for the three months ended March 31, 2017, increased by $1.7 million (55%) compared to the same period in 2016. The cost of revenues increased due to higher bulk kernel sales compared to the same period in the prior year. Our prices for intersegment sales of kernel from the orchards to branded products are set pursuant to an intercompany agreement at cost plus a mark-up.

Operating loss for the branded products segment for the three months ended March 31, 2017, decreased $760,000 over the same period in 2016 mainly due to lower selling expenses. Selling expenses decreased due to decreased marketing costs as a result of cuts in expenditures and lower storage and handling costs and freight costs due to sales of excess kernel after processing instead of inventorying it.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $701,000 and $813,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease in general and administrative expenses in the three months ended March 31, 2017, compared to the same period in 2016 was attributable to lower legal fees due to the settlement of outstanding litigation.

Selling Expenses

Selling expenses on a consolidated basis were $590,000 and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in selling expenses in 2017 was attributable to lower storage and handling costs and freight due to the branded products segment selling excess kernel immediately after processing rather than holding it in inventory. Decreased advertising costs, product development costs, sales personnel and other selling and marketing expenses also contributed to the decrease in selling expenses.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016, was $297,000 and $281,000, respectively. The increase in 2017 was attributable to a higher balance outstanding in the line of credit in 2017 compared to the same period in 2016.

Other Income and Expenses (net)

Other income, net of other expense, was $88,000 and $112,000 for the three months ended March 31, 2017 and 2016, respectively. Other income for the three-month period ended March 31, 2017, was comprised of $179,000 dividend from American AgCredit offset by severance costs due to a reduction in employees. The other income for the three months ended March 31, 2016, was primarily attributable to proceeds from crop insurance.

Net Loss on Sale of Property

Losses from the disposition of property for the three months ended March 31, 2017 and 2016 were $4,000 and $2,000, respectively.

Net Loss

For the three months ended March 31, 2017 and 2016, we recorded net loss of $383,000 and $629,000, respectively. The reduction in net loss in the three-month periods was primarily attributable to a smaller loss in the branded products segment, partially offset by a loss in the orchard segment.

Income Taxes

The Partnership is subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues). For the three months ended March 31, 2017 and 2016, gross income tax expense was $5,000 and $40,000, respectively.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 35% and a blended state tax rate of approximately 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset at March 31, 2017, was $3.6 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

Liquidity and Capital Resources

Our businesses are seasonal. Production from our orchard segment normally peaks in the fall and winter; however, farming operations continue year-round. In addition, we have increased our inventory of nuts to support the growth of our branded products. The working capital required for the increases in inventory and accounts receivable from the branded products sales has been funded by cash flow generated from operations, proceeds from the 2014 rights offering and our line of credit.

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$1,013	$1,132
Accounts receivable	4,056	3,215
Inventories	8,666	10,293
Accounts payable	677	781
Accrued payroll and benefits	1,007	760
Net working capital (1)	(6)	154

(1)	Working capital consists of total current assets less total current liabilities.

At March 31, 2017, our working capital was ($6,000) and our current ratio (current assets/current liabilities) was 1-to-1, compared to working capital of $154,000 and a current ratio of 1.01-to-1 at December 31, 2016. Working capital was little changed in the first quarter. The low working capital is due to the large current portion of long-term debt maturing on July 15, 2017, or earlier for the bridge loan if we receive proceeds from any issuance of equity. Management has been closely monitoring our cash on hand, cash flow provided by operating activities and borrowings under our Revolving Credit Facility. Cash flow from operating activities was positive in the first quarter of 2017, and payments were made to reduce the line of credit. Given the lower-than-average 2016 production and losses incurred in the branded products segment, we will not be able to repay the 2015 Bridge Loan from operating cash flow in July 2017. Subsequent to the end of the quarter, we conducted a rights offering to raise equity to meet these obligations, and we believe that as of the date of the filing of this quarterly report on Form 10-Q, we have sufficient working capital to fund our operations for a period of 12 months following May 15, 2017. See Recent Developments – Rights Offering above.

Debt

As of the indicated dates, we had the following long-term debt outstanding (in thousands):

	March 31,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2017)	$7,650	$8,150
2015 Bridge Loan (due 2017)	2,835	2,835
2010 Term Loan (due 2020)	3,413	3,762
2015 6-Year Term Loan (due 2021)	3,500	3,792
2015 20-Year Term Loan (due 2035)	4,804	4,936
Other	2	7
Total principal amount of long-term debt	22,204	23,482
Less: unamortized debt issuance costs	(156)	(163)
	22,048	23,319
Less: current portion of long-term debt	(12,428)	(13,155)
Total long-term debt outstanding	$9,620	$10,164

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2017 (1)	2018	2019	2020	2021	Remaining
Debt	$22,204	$11,902	$2,188	$2,188	$1,751	$555	$3,620

_________________________

(1)   For remainder of 2017.

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

On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, Royal Hawaiian Resources, Inc. through June 2016 (the “Managing Partner” or “RHR”), Royal and Royal Hawaiian Services, LLC (“RHS”), as the borrowers (the “Borrowers”), and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment, the Fourth PCA Credit Agreement Amendment, the Fifth PCA Credit Agreement Amendment (each defined below), and the Sixth PCA Credit Agreement Amendment, the “Amended PCA Credit Agreement”). The Amended PCA Credit Agreement (i) increased the amount of the Revolving Credit Facility from $5 million to $9 million and extended its maturity from March 31, 2015, to March 27, 2017; (ii) reduced the interest rate of the 2010 Term Loan; and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

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

In connection with our June 2015 acquisition of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”), the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”). On June 29, 2015, the Partnership and its subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended June 30, 2015. On September 22, 2015, the Borrowers and its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended September 30, 2015.

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016; (iii) amend the minimum Consolidated EBITDA (as defined in the Amended PCA Credit Agreement), and (iv) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the four-quarter period ended December 31, 2015.

In connection with the sale of the Managing Partner on June 30, 2016, the Borrowers executed the Fifth Amendment to Amended and Restated Credit Agreement and Consent (the “Fifth PCA Credit Agreement Amendment”) with AgCredit PCA to remove the Managing Partner as a party to the Loan Documents (as defined in the Amended PCA Credit Agreement) and release the Managing Partner from liability under the Loan Documents, other than from such liability as it may have as general partner of the Partnership.

On November 9, 2016, the Borrowers (no longer including the Managing Partner) executed a Waiver Agreement with AgCredit PCA pursuant to which AgCredit PCA waived our noncompliance with the Consolidated EBITDA covenant for the four-quarter period ended September 30, 2016.

As of December 31, 2016, we were not in compliance with a financial covenant in the Amended PCA Credit Agreement, which non-compliance was waived by AgCredit PCA pursuant to the terms of the Sixth PCA Credit Agreement Amendment among the Borrowers and AgCredit PCA entered into on January 12, 2017.

Revolving Credit Facility. The Amended PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity from March 31, 2015, to March 27, 2017. The Sixth PCA Credit Agreement Amendment extended the maturity date to July 15, 2017. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the Amended PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at March 31, 2017, was 5.00% per annum.

As of March 31, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $7.65 million and $8.15 million, respectively.

2010 Term Loan. The Prior PCA Credit Agreement provided for the 2010 Term Loan of $10.5 million, which matures on July 1, 2020. The Amended PCA Credit Agreement left the 2010 Term Loan in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. As of March 31, 2017, and December 31, 2016, the outstanding balance on the 2010 Term Loan was $3.413 million and $3.762 million, respectively.

2015 6-Year Term Loan. The Amended PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of March 31, 2017 and December 31, 2016, the outstanding balance on the 2015 6-Year Term Loan was $3.500 million and $3.792 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly-owned subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. The Fourth PCA Credit Agreement Amendment extended the fixed maturity date trigger of the 2015 Bridge Loan from March 15, 2016 to January 15, 2017. The Sixth PCA Credit Agreement Amendment extended the maturity date to July 15, 2017. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. Pursuant to the Sixth PCA Credit Agreement Amendment, as of April 15, 2017, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.25%. The 2015 Bridge Loan is collateralized by all personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition. The proceeds of the 2015 Bridge Loan were used by us on June 16, 2015, for the Becker Property Acquisition. As of March 31, 2017 and December 31, 2016, the outstanding balance on the 2015 Bridge Loan was $2.835 million.

2015 20-Year Term Loan. Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with AgCredit FLCA, providing for a $5.265 million, 20-year term loan, which matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA to amend the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) covenant and to grant a one-time waiver in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2015. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of March 31, 2017 and December 31, 2015, the outstanding balance on the 2015 20-Year Term Loan was $4.804 million and $4.936 million, respectively.

As of December 31, 2016, we were not in compliance with a financial covenant in the FLCA Credit Agreement, which non-compliance was waived by AgCredit FLCA pursuant to the terms of the the Second FLCA Credit Agreement Amendment between the Partnership and AgCredit FLCA entered into on January 12, 2017. As a result, the FLCA Credit Agreement was amended by eliminating the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarters ending March 31, 2017 and June 30, 2017. The covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio not to exceed 4.0 to 1.0 will be effective as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the Amended PCA Credit Agreement for the four-quarter period ended December 31, 2016.

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

Fiscal Quarter Ended/Ending
March 31, 2017 and each fiscal quarter thereafter	$2,500,000

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

Management believes that the Consolidated EBITDA covenant is a material term of the Amended PCA Credit Agreement and that information about the Consolidated EBITDA covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

Four Quarters ended March 31, 2017
(in thousands)
Consolidated Net Loss	$(1,750)
Total interest expense	1,198
Income taxes	34
Depreciation and amortization	3,113
Consolidated EBITDA	$2,595

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash and cash equivalents at beginning of period	$1,132	$404
Net cash provided by (used in) operating activities	1,178	(1,707)
Net cash used in investing activities	(20)	(116)
Net cash (used in) provided by financing activities	(1,277)	1,425
Cash and cash equivalents at end of period	1,013	6

Operating Cash Flow. Net cash provided by and used in operating activities for the three months ended March 31, 2017 and 2016, was $1.2 million and ($1.7 million), respectively, an increase of $2.9 million. Net loss decreased $246,000 for the first three months of 2017, and there were positive changes in asset and liability balances, including a $3 million reduction in inventory and deferred farming cost, which was comprised of a $2.2 million reduction in inventory and an $853,000 change in deferred farming cost. These were offset by a $560,000 increase in accounts receivable compared to the same period in 2016, so that cash provided by operating activities was $2.9 million more than the cash used in operating activity in the first three months of 2016. Inventory decreased in the first three months of 2017 due to increased sales of bulk kernel compared to 2016. The accounts receivable increase was due to the higher bulk kernel sales. The decrease in deferred farming costs was due to a higher standard cost being used in the first quarter of 2017 compared to the same period in 2016, which resulted in more farming costs being accrued in the first quarter. As discussed in Note 7 – Deferred Farming Cost to the accompanying financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, costs related to maintaining the orchards and preparing for harvest are deferred. As we have become more vertically integrated, the timing of operating cash flows has changed as our nuts are being inventoried and sold throughout the year.

Investing Cash Flow. Cash used in investing activities of $20,000 and $116,000 in the three months ended March 31, 2017 and 2016, respectively, was used for small equipment purchases.

Financing Cash Flow. Financing activities for the three months ended March 31, 2017, consisted of payments on our long term debt in the amount of $1.3 million, which includes $500,000 on our Revolving Credit Facility.

Financing activities for the three months ended March 31, 2016, consisted of proceeds of $2.0 million under our Revolving Credit Facility. We made payments on our long term debt in the amount of $575,000, which included $250,000 on our Revolving Credit Facility, during the three months ended March 31, 2016.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	use of proceeds from our rights offering;

●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	estimates of deferred farming costs and the timing of the accumulation and recognition of such costs;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of kernel produced in our orchards segment that will be inventoried and used in our branded products;
●	estimated production;
●	increase or decreases in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	our branded product segment potential, including higher growth, value-added innovation and responsiveness to consumer marketing;
●	the sufficiency of our working capital to fund operations for the next year;
●	future economic performance;
●	industry trends;
●	legal proceedings, commitments and contingencies;
●	our ability to fund debt service payments from cash provided by operating activities;
●	expected impact of new accounting standards on our financial statements and the timing of adopting such guidance;
●	the effectiveness of our disclosure controls and procedures and internal controls over financial reporting; and
●	estimated fair values of our financial instruments.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, without limitation, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as risks associated with the following:

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risks, including those resulting from changes in the market price of macadamia kernel and changes in interest rates. There have been no significant changes in our market risk exposures since December 31, 2016. See “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer/Principal Financial Officer of the Managing Partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Principal Executive Officer/Principal Financial Officer has concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Principal Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      – Other Information

Item 1.     Legal Proceedings

Edmund C. Olson, as Trustee of the Edmund C. Olson Trust No. 2 v. Royal Hawaiian Orchards, L.P.

On February 14, 2017, the Partnership entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”) with respect to the lawsuit filed by the Olson Trust (as lessor) against the Partnership (as lessee) in the Circuit Court of the Third Circuit State of Hawaii on January 22, 2015, seeking declaratory judgment that the Partnership had breached the terms of two orchard leases (the “Greenshoe I and II Leases”). The Olson Trust claimed that, by the Partnership failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust was entitled to terminate the leases and reenter and expel the Partnership from the orchards.

Pursuant to the terms of the Settlement Agreement, each of the Greenshoe I and II Leases, as well as a third lease between the parties not in dispute (the “Leases”), will be terminated. In conjunction with the termination of the Leases, the parties will exchange ownership of certain land and orchards subject to the Leases, such that each party will own a portion of the land and the trees on the land previously subject to the Leases. Under the Leases, the Partnership owned the trees and leased the land, and the Olson Trust owned the land but not the trees.

Upon completion of the transactions contemplated by the Settlement Agreement, the Partnership will gain ownership of 653 acres of land, which includes 382 acres of trees and the land underlying its garage, husking, drying and office facilities. The Partnership will have relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of trees, and 30 acres of owned land, including 24 acres of trees. Under the terms of the Settlement Agreement, each of the parties has released all claims against the other related to the lawsuit and the Leases, other than those associated with enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal. For a more detailed discussion of the terms of the Settlement Agreement, see the Current Report on Form 8-K filed on February 16, 2017.

Item 6.     Exhibits

The following documents are filed or furnished as required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012, as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013, as amended by Second Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership, dated February 15, 2017 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016)

10.1

Sixth Amendment to Amended and Restated Credit Agreement and Waiver among Royal Hawaiian Orchards, L.P., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., as Borrowers, American AgCredit, PCA, as Agent, and the Lenders, dated as of January 12, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on January 13, 2017)

10.2

Second Amendment to Credit Agreement and Waiver between Royal Hawaiian Orchards, L.P., as Borrower, and American AgCredit, FLCA, as Lender, dated as of January 12, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on January 13, 2017)

10.3

Definitive Terms of Settlement Agreement, dated February 14, 2017, between the Partnership and EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2017)

11.1+	Statement re Computation of Net Income (Loss) per Class A Unit

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months ended March 31, 2017, filed on May 15, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: May 15, 2017

	By:	/s/ Bradford Nelson
Bradford Nelson
President
(Principal Executive and Financial Officer)