Form 10-Q
period 2017-06-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2017-08-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, the registrant had 22,200,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

PART I – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,004	$1,132
Short-term investments	3,000	-
Accounts receivable, net	2,963	3,215
Inventories, net	6,692	10,293
Other current assets	526	418
Total current assets	22,185	15,058
Land, orchards and equipment, net	47,506	48,490
Other non-current assets	262	308
Total assets	$69,953	$63,856

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt, net	$988	$13,155
Accounts payable	909	781
Accrued payroll and benefits	878	760
Other current liabilities	37	208
Total current liabilities	2,812	14,904
Non-current benefits	732	732
Long-term debt, net of current portion	9,465	10,164
Deferred income tax liability	1,014	1,014
Total liabilities	14,023	26,814

Commitments and contingencies

Partners’ capital
General and limited partners	56,158	37,270
Accumulated other comprehensive loss	(228)	(228)
Total partners’ capital	55,930	37,042
Total liabilities and partners’ capital	$69,953	$63,856

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per unit data)

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Revenues
Orchards revenue	$1,019	$789	$3,189	$2,671
Branded product sales, net	6,799	5,299	12,734	9,183
Total revenues	7,818	6,088	15,923	11,854
Cost of revenues
Cost of orchards revenue	899	515	2,777	1,881
Cost of branded product sales	5,663	4,219	10,764	7,108
Total cost of revenues	6,562	4,734	13,541	8,989
Gross profit	1,256	1,354	2,382	2,865
General and administrative expenses	1,018	551	1,719	1,364
Selling expenses	425	1,006	1,015	2,122
Operating loss	(187)	(203)	(352)	(621)
Net loss on sale of property and equipment	-	(2)	(4)	(4)
Other (expense) income	(123)	73	(35)	185
Interest expense	(278)	(304)	(575)	(585)
Loss before income taxes	(588)	(436)	(966)	(1,025)
Income tax (benefit) expense	(3)	61	2	101
Net loss	(585)	(497)	(968)	(1,126)

Other comprehensive loss, net of tax
Pension costs	-	2	-	4
Other comprehensive income, net of tax	-	2	-	4
Comprehensive loss	$(585)	$(495)	$(968)	$(1,122)

Net loss per Class A Unit	$(0.03)	$(0.04)	$(0.07)	$(0.10)

Cash distributions per Class A Unit	$-	$-	$-	$-

Weighted average Class A Units outstanding	16,711	11,100	13,921	11,100

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Partners’ capital at beginning of period:
General and limited partners	$36,887	$38,413	$37,270	$39,042
Accumulated other comprehensive loss	(228)	(319)	(228)	(321)
	36,659	38,094	37,042	38,721

Proceeds from sale of general partner interest	-	224	-	224
	-	224	-	224
Partner's capital issued for cash:
Class A limited partner units (11,100,000 units) net of fees of $214,000.	19,655	-	19,655	-
General partner interest	201	-	201	-
	19,856	-	19,856	-

Allocation of net loss:
General and limited partners	(585)	(497)	(968)	(1,126)
	(585)	(497)	(968)	(1,126)

Accumulated other comprehensive income
Change in pension and severance	-	2	-	4
	-	2	-	4

Partners' capital at end of period:
General and limited partners	56,158	38,140	56,158	38,140
Accumulated other comprehensive loss	(228)	(317)	(228)	(317)
Total partners' capital	$55,930	$37,823	$55,930	$37,823

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(968)	$(1,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,557	1,539
Amortization of debt issance costs	47	24
Net loss on sale of property and equipment	4	4
Change in pension and severance	-	4
Changes in assets and liabilities:
Accounts receivable	252	(1,245)
Inventories	3,601	(1,922)
Other current assets	(108)	(214)
Non-current assets	(10)	-
Accounts payable	128	309
Accrued payroll and benefits	118	51
Other current liabilities	(171)	(99)
Total adjustments	5,418	(1,549)
Net cash provided by (used in) operating activities	4,450	(2,675)

Cash flows from investing activities:
Purchase of short-term investments	(3,000)	-
Capital expenditures	(521)	(136)
Net cash used in investing activities	(3,521)	(136)

Cash flows from financing activities:
Proceeds from sale of general partner interest	-	224
Proceeds from rights offering	19,869	-
Payment of rights offering fees	(214)
Proceeds from issuance of general partner interest	201	-
Proceeds from drawings on line of credit	400	4,000
Repayment of line of credit	(6,000)	(250)
Repayment of long-term debt	(7,313)	(875)
Net cash provided by financing activities	6,943	3,099

Net increase in cash	7,872	288
Cash and cash equivalents at beginning of period	1,132	404
Cash and cash equivalents at end of period	$9,004	$692

Supplemental disclosure of cash flow information:
Cash paid for interest for the periods ended June 30, 2017 and 2016 was $681 and $437, respectively.
No cash was paid for income taxes for the periods ended June 30, 2017 and 2016.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner” or “RHR”). The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries RHR (through June 2016), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of June 30, 2017, and December 31, 2016, the results of operations and changes in partners’ capital for the three and six months ended June 30, 2017 and 2016, and the changes in cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or for any future period.

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

(2)     CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated. On June 30, 2016, the Partnership sold all of the shares of RHR, its general partner, in a related party transaction, so RHR is included in the consolidated financial statements for June 30, 2016, but not for subsequent periods.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740),” to simplify income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Partnership adopted the provisions of ASU 2015-17 in the first quarter of 2017, and the update did not have a material impact on the Partnership’s financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Partnership adopted the provisions of ASU 2015-11 in the first quarter of 2017, and the new accounting standard did not have a material impact on the Partnership’s financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date for implementation of this standard by one year. ASU 2014-09 is now effective for annual and interim periods beginning after December 15, 2017, including interim periods within that period. The Partnership will adopt this guidance in the first quarter of 2018 using the modified retrospective transition method and does not anticipate a significant impact on its financial statements, except for broader disclosure of its revenue recognition in its Notes to Consolidated Financial Statements.

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

Management evaluates the performance of each segment on the basis of operating income and revenue growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation. The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and six months ended June 30, 2017 and 2016. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended June 30, 2017
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$1,019	$6,799	(2)	$-	$7,818
Intersegment revenue	5,116	-		(5,116)	-
Total revenue	$6,135	$6,799		$(5,116)	$7,818

Operating (loss) income	$(660)	$341		$132	$(187)

Depreciation and amortization	$752	$22		$-	$774

Capital expenditures	$498	$3		$-	$501

Segment assets	$78,772	$5,961		$(14,780)	$69,953

	Three Months Ended June 30, 2016
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$789	$5,299	(2)	$-	$6,088
Intersegment revenue	5,554	-		(5,554)	-
Total revenue	$6,343	$5,299		$(5,554)	$6,088

Operating income (loss)	$1,416	$(644)		$(975)	$(203)

Depreciation and amortization	$732	$23		$-	$755

Capital expenditures	$8	$12		$-	$20

Segment assets	$76,739	$14,412		$(23,535)	$67,616

	Six Months Ended June 30, 2017
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$3,189	$12,734	(2)	$-	$15,923
Intersegment revenue	8,736	-		(8,736)	-
Total revenue	$11,925	$12,734		$(8,736)	$15,923

Operating (loss) income	$(551)	$337		$(138)	$(352)

Depreciation and amortization	$1,513	$44		$-	$1,557

Capital expenditures	$514	$7		$-	$521

Segment assets	$78,772	$5,961		$(14,780)	$69,953

	Six Months Ended June 30, 2016
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$2,671	$9,183	(2)	$-	$11,854
Intersegment revenue	10,269	-		(10,269)	-
Total revenue	$12,940	$9,183		$(10,269)	$11,854

Operating income (loss)	$2,059	$(1,408)		$(1,272)	$(621)

Depreciation and amortization	$1,495	$44		$-	$1,539

Capital expenditures	$79	$57		$-	$136

Segment assets	$76,739	$14,412		$(23,535)	$67,616

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(5)     INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Wet-in-shell	$-	$-	$-	$919	$-	$919
Dry-in-shell	2,000	-	2,000	4,527	-	4,527
Macadamia nut kernel	-	2,116	2,116	-	2,362	2,362
Finished goods	-	643	643	-	1,902	1,902
Farming supplies	91	-	91	135	-	135
Packaging, supplies and ingredients	-	396	396	-	584	584
Allowance for shrink and obsolescence	-	(112)	(112)	-	(136)	(136)
Total inventory, net	$2,091	$3,043	$5,134	$5,581	$4,712	$10,293
Deferred farming cost	$1,558	$-	$1,558	$-	$-	$-
Total inventory and deferred farming costs, net	$3,649	$3,043	$6,692	$5,581	$4,712	$10,293

(6)     LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land	$10,745	$10,745
Improvements	2,016	2,016
Machinery and equipment	11,786	11,891
Irrigation well and equipment	2,613	2,615
Producing orchards	76,073	76,073
Construction work-in-progress	514	-
Land, orchards and equipment (gross)	103,747	103,340
Less accumulated depreciation and amortization	(56,241)	(54,850)
Land, orchards and equipment (net)	$47,506	$48,490

(7)     DEFERRED FARMING COSTS

Orchard costs (e.g., irrigation, fertilizer, pruning and depreciation) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date reported on the consolidated balance sheet as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed or added to inventory over the remainder of the year. At December 31, 2016, all farming costs not expensed to cost of goods sold were allocated to inventory.

(8)     INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

Royal is subject to taxation as a C corporation at the current federal tax rate of 35% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset at June 30, 2017, was approximately $3.6 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

(9)     DEBT

As of the indicated dates, the Partnership had the following long-term debt outstanding (in thousands):

	June 30,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2017) (1)	$2,550	$8,150
2015 Bridge Loan	-	2,835
2010 Term Loan (due 2020)	-	3,762
2015 6-Year Term Loan (due 2021)	3,281	3,792
2015 20-Year Term Loan (due 2035)	4,738	4,936
Other	-	7
Total principal amount of long-term debt	10,569	23,482
Less: unamortized debt issuance costs	(116)	(163)
Total long-term debt, net of unamortized loan fees	10,453	23,319
Less: current portion of long-term debt, net	(988)	(13,155)
Long-Term Debt, net of associated unamortized loan fees	$9,465	$10,164

 ________________________

(1)	On July 13, 2017, the maturity date was extended to July, 2020. See Note 15- Subsequent Events

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2017 (1)	2018	2019	2020	2021	Remaining
Debt	$10,569	$430	$1,138	$1,138	$3,688	$555	$3,620

_________________________

(1)   For remainder of 2017

Credit Agreement with AgCredit PCA

On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, RHR (through June 2016), Royal and RHS, as the borrowers (the “Borrowers”), and American AgCredit, PCA (“AgCredit PCA”), as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as amended by the First PCA Credit Agreement Amendment, the Second PCA Credit Agreement Amendment, the Third PCA Credit Agreement Amendment, the Fourth PCA Credit Agreement Amendment, the Fifth PCA Credit Agreement Amendment, the Sixth PCA Credit Agreement Amendment (each defined below), and the Seventh PCA Credit Agreement Amendment, the “PCA Credit Agreement”). The PCA Credit Agreement originally (i) increased the amount of the Partnership’s revolving credit facility (the “Revolving Credit Facility”) from $5 million to $9 million and extended its maturity from March 31, 2015 to March 27, 2017; (ii) reduced the interest rate of an existing term loan of $10.5 million (the “2010 Term Loan”); and (iii) added a new term loan of $5.25 million that matures on March 27, 2021 (the “2015 6-Year Term Loan”).

The borrowings pursuant to the PCA Credit Agreement are collateralized by all of the personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the Becker Property Acquisition (as defined below). The PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants.

In connection with the June 2015 acquisition by the Partnership of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees, (the “Becker Property Acquisition”), the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with AgCredit PCA, effective as of June 15, 2015 (the “First PCA Credit Agreement Amendment”), to provide for the 2015 Bridge Loan (as defined below). On June 29, 2015, the Borrowers entered into a Second Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Second PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended June 30, 2015. On September 22, 2015, the Borrowers entered into a Third Amendment to Amended and Restated Credit Agreement with AgCredit PCA (the “Third PCA Credit Agreement Amendment”) to delete a financial covenant for the quarter ended September 30, 2015.

On March 11, 2016, the Borrowers executed the Fourth Amendment to Amended and Restated Credit Agreement and Waiver (the “Fourth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan; (ii) increase the interest rate on the 2015 Bridge Loan as of September 1, 2016; (iii) amend the minimum Consolidated EBITDA (as defined in the PCA Credit Agreement), and (iv) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the four-quarter period ended December 31, 2015.

In connection with the sale of the Managing Partner, on June 30, 2016, the Borrowers executed the Fifth Amendment to Amended and Restated Credit Agreement and Consent (the “Fifth PCA Credit Agreement Amendment”) with AgCredit PCA to remove the Managing Partner as a party to the Loan Documents (as defined in the PCA Credit Agreement) and release the Managing Partner from liability under the Loan Documents, other than from such liability as it may have as general partner of the Partnership.

On November 9, 2016, the Borrowers (no longer including the Managing Partner) executed a Waiver Agreement with AgCredit PCA pursuant to which AgCredit PCA waived the Partnership’s noncompliance with the Consolidated EBITDA covenant for the four-quarter period ended September 30, 2016.

On January 12, 2017, the Borrowers entered into the Sixth Amendment to Amended and Restated Credit Agreement and Waiver (the “Sixth PCA Credit Agreement Amendment”) with AgCredit PCA to (i) extend the maturity date of the 2015 Bridge Loan; (ii) extend the maturity date of the Revolving Credit Facility; (iii) increase the interest rate on the 2015 Bridge Loan; (iv) reduce the minimum Consolidated EBITDA; (v) waive the Partnership’s non-compliance with the Consolidated EBITDA covenant for the four-quarter period ended December 31, 2016, and (vi) grant a one-time waiver in connection with the cross-default covenant of the PCA Credit Agreement relating to the non-compliance with a covenant of the FLCA Credit Agreement (as defined below).

On July 13, 2017, the Borrowers entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with AgCredit PCA. See Note 15 – Subsequent Events for a more detailed description of the Seventh PCA Credit Agreement Amendment.

Revolving Credit Facility. The PCA Credit Agreement increased the Revolving Credit Facility from $5 million to $9 million and extended the maturity date from March 31, 2015 to March 27, 2017. The Sixth and Seventh PCA Credit Agreement Amendments extended the maturity date to July 15, 2017 and July 15, 2020, respectively. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at June 30, 2017, was 5.25% per annum.

As of June 30, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $2.55 million and $8.15 million, respectively.

2010 Term Loan. The PCA Credit Agreement left the 2010 Term Loan of $10.5 million, which matures on July 1, 2020, in place but reduced the fixed interest rate under the 2010 Term Loan from 6.5% per annum to 6.0% per annum. The 2010 Term Loan was repaid in full in May 2017. As of December 31, 2016, the outstanding balance on the 2010 Term Loan was $3.762 million.

2015 6-Year Term Loan. The PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of June 30, 2017 and December 31, 2016, the outstanding balance on the 2015 6-Year Term Loan was $3.281 million and $3.792 million, respectively.

2015 Bridge Loan. The First PCA Credit Agreement Amendment provided for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) March 15, 2016, or (b) the date that the Partnership or any of its wholly-owned subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. The Fourth PCA Credit Agreement Amendment extended the fixed maturity date trigger for the 2015 Bridge Loan from March 15, 2016 to January 15, 2017. The Sixth PCA Credit Agreement Amendment extended the maturity date to July 15, 2017. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. Pursuant to the Sixth PCA Credit Agreement Amendment, as of April 15, 2017, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.25%. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. The 2015 Bridge Loan was repaid in full in May 2017.

Credit Agreement with AgCredit FLCA

Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The 2015 20-Year Term Loan matures on July 1, 2035. On March 11, 2016, the Partnership executed the First Amendment to Credit Agreement and Waiver (the “First FLCA Credit Agreement Amendment”) with AgCredit FLCA to amend the maximum allowable Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) covenant and to grant a one-time waiver in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the PCA Credit Agreement for the four-quarter period ended December 31, 2015. On January 12, 2017, the Partnership executed the Second Amendment to Credit Agreement and Waiver (the “Second FLCA Credit Agreement”) with AgCredit FLCA. As a result, the FLCA Credit Agreement was amended by eliminating the Total Indebtedness to Consolidated EBITDA Ratio covenant as of the last day of the calendar quarters ending March 31, 2017 and June 30, 2017. The covenant requiring the Total Indebtedness Consolidated EBITDA Ratio not to exceed 4.0 to 1.0 will be effective as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. In addition, a one-time waiver was granted in connection with the cross-default covenant of the FLCA Credit Agreement relating to the non-compliance with the Consolidated EBITDA covenant in the PCA Credit Agreement for the four-quarter period ended December 31, 2016. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of June 30, 2017 and December 31, 2016, the outstanding balance on the 2015 20-Year Term Loan was $4.738 million and $4.936 million, respectively.

(10)  FAIR VALUE MEASUREMENTS

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accounting guidance requires disclosures about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped based on the types of inputs in measuring fair value as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

There were no transfers between levels, and the Company consistently applied the valuation techniques discussed below in all periods presented.

Level 1 Assets – Available-for-Sale Securities

The Partnership’s bond funds are valued at the closing price reported on the active market on which the mutual funds or individual securities are traded.

The following table provides information on the assets measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and losses
Bond funds	$3,000	$3,000	$3,000	$-	$-	$-
	$3,000	$3,000	$3,000	$-	$-	$-

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities that the Partnership does not have the positive intent or ability to hold to maturity are classified as available-for sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

Level 3 Liabilities – Debt

The inputs used in determining the fair value of the bridge and term loans and Revolving Credit Facility are classified as Level 3 within the fair value measurement hierarchy.

The carrying value of the Revolving Credit Facility approximates its fair value due to the variability of the interest rate and frequency that the interest rate resets on the line of credit.

The estimated fair value of the Partnership’s bridge loan and term loans was determined using a discounted cash flow model with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s debt instruments are as follows (in thousands):

	June 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$8,019	$8,010	$15,332	$15,123
Revolving credit facility	2,550	2,550	8,150	8,150
	$10,569	$10,560	$23,482	$23,273

(11)     PARTNERS’ CAPITAL

Net losses are allocated 1% to the general partner and 99% to the holders of the Class A Units in proportion to the number of Class A Units held.

The Partnership successfully concluded its rights offering on May 9, 2017. The rights offering allowed existing unitholders of the Partnership to purchase an aggregate of 11.1 million Class A Units at $1.79 per Unit. The rights offering was fully subscribed and raised gross proceeds of approximately $19.869 million. The issuance of the Class A Units purchased upon exercise of the rights occurred on May 15, 2017, after which the Partnership had 22.2 million Class A Units outstanding. In conjunction with the closing of the rights offering, the Managing Partner made a $201,000 capital contribution to the Partnership to maintain its 1% ownership interest as required by the Partnership Agreement.

(12)     PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees who are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net periodic pension cost consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$15	$16	$30	$33
Interest cost	18	17	36	33
Expected return on plan assets	(18)	(16)	(36)	(33)
Amortization of net actuarial loss and prior service cost	-	2	-	5
Net periodic pension cost	$15	$19	$30	$38

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

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$4	$4	$8	$8
Interest Cost	3	3	7	7
Net periodic intermittent severance cost	$7	$7	$15	$15

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On February 14, 2017, the Partnership entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”). The Settlement Agreement settles the lawsuit filed by the Olson Trust against the Partnership on January 22, 2015, seeking a declaratory judgment that the Partnership had breached the terms of the leases for the Greenshoe I Orchard and the Greenshoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. Pursuant to the settlement, each of the parties has released all claims against the other related to the lawsuit and the leases, other than claims related to enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal. The settlement involves the termination of certain leases and the exchange of certain land and trees by the parties. The parties are continuing to work on the legal partition of the properties and are transitioning the operating activities so that each party will be expected to be responsible, effective as of July 1, 2017, for the operations of and receive the benefits from the orchards that are being transferred to it under the Settlement Agreement. For additional details of the terms of the Settlement Agreement, see Note 16 – Subsequent Events in Part II, Item 8 of the 2016 Annual Report.

The settlement will be reflected in the financial statements beginning in the quarter when the exchange of land and orchards has been completed. The Partnership is currently evaluating the net impact of this transaction.

(15)     SUBSEQUENT EVENTS

On July 13, 2017, the Partnership, RHS, and Royal entered into the Seventh PCA Agreement Amendment with the Partnership’s existing lender AgCredit PCA.

As a result, the PCA Credit Agreement was amended as follows:

●	all references to the 2010 Term Loan and 2015 Bridge Loan were deleted because those loans have been repaid and are no longer outstanding;

●	the maturity date of the Revolving Credit Facility was extended for three years from July 15, 2017 to July 15, 2020;

●

the minimum Consolidated EBITDA was changed from $2,500,000 on the last day of each fiscal quarter to (A) $2,000,000 for the quarter ending June 30, 2017, which brought the Partnership into compliance with the Consolidated EBITDA covenant for that quarter, (B) $2,250,000 for the quarter ending September 30, 2017, (C) $2,750,000 for the quarters ending December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018, and (D) $3,000,000 for the quarters ending December 31, 2018 and thereafter; and

●

the Consolidated Tangible Net Worth as of the last day of any fiscal year beginning with the fiscal year ending December 31, 2017, was increased such that it shall not be less than $49,000,000 minus (i) the aggregate amount of Tax Distributions (as defined in the PCA Credit Agreement) made on or after January 1, 2017; and plus (ii) the aggregate amount of positive Consolidated Net Income (as defined in the PCA Credit Agreement) (but not reduced if Consolidated Net Income in any fiscal year is negative) for the fiscal year ending December 31, 2017 and for each fiscal year thereafter.

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

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a producer, marketer and distributor of high-quality macadamia nuts and nut-based products. We are the largest macadamia nut farmer in the State of Hawaii, farming approximately 5,381 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards on the island of Hawaii for other orchard owners.

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

Subsequent Events

On July 13, 2017, we entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with our existing lender American AgCredit, PCA (“AgCredit PCA”). Capitalized terms used below related to our credit agreement are defined under Liquidity and Capital Resources – Debt below.

As a result, the PCA Credit Agreement was amended as follows:

●	all references to the 2010 Term Loan and 2015 Bridge Loan were deleted because those loans have been repaid and are no longer outstanding;

●	the maturity date of the Revolving Credit Facility was extended for three years from July 15, 2017 to July 15, 2020;

●

the minimum Consolidated EBITDA was changed from $2,500,000 on the last day of each fiscal quarter to (A) $2,000,000 for the quarter ending June 30, 2017, which brought us into compliance with the Consolidated EBITDA covenant for that quarter, (B) $2,250,000 for the quarter ending September 30, 2017, (C) $2,750,000 for the quarters ending December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018, and (D) $3,000,000 for the quarters ending December 31, 2018 and thereafter; and

●

the Consolidated Tangible Net Worth (as defined in the PCA Credit Agreement) as of the last day of any fiscal year beginning with the fiscal year ending December 31, 2017, was increased such that it shall not be less than $49,000,000 minus (i) the aggregate amount of Tax Distributions (as defined in the PCA Credit Agreement) made on or after January 1, 2017; and plus (ii) the aggregate amount of positive Consolidated Net Income (as defined in the PCA Credit Agreement) (but not reduced if Consolidated Net Income in any fiscal year is negative) for the fiscal year ending December 31, 2017 and for each fiscal year thereafter.

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

Our branded products segment, the result of our vertical integration efforts, derives its revenues from the sale of branded macadamia nut products and bulk macadamia nuts. For sales of branded macadamia nut products, substantial advertising and promotional expenditures are required to introduce a new product or maintain or improve a brand’s market position. Promotional allowances, such as slotting fees, are netted against our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues. Sales of bulk macadamia nut are dependent on the overall world market for macadamia nuts. Our emphasis on selling branded macadamia nut products versus selling bulk macadamia nuts is adjusted based on the relative profitability and cash flow provided by the respective channels.

How We Evaluate Our Business

In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and the food manufacturing industry. Management evaluates the performance of each segment on the basis of operating income, revenue growth and cash flow. In addition, we manage our orchards segment based on increased nut-in-shell productivity, farming costs, kernel recovery, cost stabilization and cash flow generation to support and fund other Partnership priorities. We manage our branded products segment based on sales, gross margins and selling expenses. The Partnership accounts for intersegment sales and transfers at cost plus a mark-up, and such transactions are eliminated in consolidation.

Factors that May Affect Our Results of Operations

Our businesses are seasonal. While sales of our branded products are anticipated to be less seasonal, macadamia nut production is very seasonal, with the largest quantities typically being produced and added to inventory from September through November, resulting in large inventories that will be converted into finished product and sold throughout the following year.

A substantial portion of our WIS revenues occur from September through February. Weather conditions may affect yields and delay harvesting, which may result in higher or lower than normal production and revenues within a particular fiscal quarter or fiscal year. In the first six months of 2017, our crop was larger than average due to a later than average start of the 2016-2017 crop year, which caused more of the crop to be harvested in the first half of 2017.

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

Under the IASCO agreements, we are paid based on WIS pounds at a price that is derived annually from a formula that factors in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the U.S. Department of Agriculture National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop year ended June 30, 2017 was $1.00 per WIS pound compared to $0.97 per WIS pound in 2016.

Prior to 2015, we sold most of our harvested macadamia nuts as WIS. We now retain most of our harvested macadamia nuts, dry and process them, and then sell them as bulk kernel or use them for our branded products. The cost of the nuts plus costs of husking, drying and shelling are included in cost of goods sold when our bulk kernel and branded products are sold. As a result, the recognition of revenues and expensing of the associated farming costs now occur over a longer period.

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

Recent Developments

The Partnership successfully concluded its rights offering on May 9, 2017. The rights offering allowed existing unitholders of the Partnership to purchase an aggregate of 11.1 million Class A Units at $1.79 per Unit. The rights offering was fully subscribed and raised gross proceeds of approximately $19.869 million. The issuance of the Class A Units purchased upon exercise of the rights occurred on May 15, 2017, after which the Partnership had 22.2 million Class A Units outstanding.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the three months ended June 30, 2017, net revenue increased $1.7 million or 28% compared to the same period in 2016. The increase in the three-month period was due to a $1.5 million increase in net revenues from branded products due to higher bulk sales along with a $230,000 increase in orchard revenue due to higher production in the IASCO orchards compared to the same period in 2016.

For the six months ended June 30, 2017, net revenue increased $4.1 million or 34% compared to the same period in 2016. The increase in the six-month period was due to a $3.5 million increase in revenues from the branded products segment and $518,000 increase in orchard revenues. Revenues from our branded products segment increased as a result of selling bulk kernel inventory earlier in 2017 than in 2016, and revenues from the orchards segment increased due to higher WIS pounds sold due to greater production from our IASCO orchards as compared to 2016.

For the three months ended June 30, 2017, cost of revenues increased $1.8 million or 39%, compared to the same period in 2016 due to an increase in bulk sales during the second quarter and due to the higher cost of nuts from the 2016 crop that were sold in 2017. The 2017 bulk kernel had a higher cost per pound compared to nuts from 2016 due to the lower crop yields in 2016 that resulted in higher costs per pound compared to the 2015 nuts that were sold in the first half of 2016. We generated a gross profit of $1.3 million and a gross margin of 16%, compared to gross profit of $1.4 million and gross margin of 22% for the same period in 2016.

For the six months ended June 30, 2017, cost of revenues increased $4.6 million or 51%, compared to the same period in 2016 due to an increase in bulk kernel sales from our branded products segment and an increase in orchard revenue. The increase in cost of revenues was higher than the increase in revenue due to higher cost of nuts compared to the same period in 2016. For the six months ended June 30, 2017, we generated a gross profit of $2.4 million and a gross margin of 15%, compared to gross profit of $2.9 million and gross margin of 24% for the same period in 2016.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products under an intercompany supply agreement, revenues from contract farming, and orchard lease income.

The tables below show revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three and six months ended June 30, 2017 and 2016. See Note 4 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended
	(in thousands)
	June 30,
	2017	2016	Change	% Change
Revenues
External customers	$1,019	$789	$230	29%
Intersegment revenue (Royal)	5,116	5,554	(438)	-8%
Total revenue	$6,135	$6,343	$(208)	-3%

Cost of orchards revenue	$6,031	$4,591	$1,440	31%

Operating (loss) income	$(660)	$1,416	$(2,076)	-147%

Depreciation and amortization	$752	$732	$20	3%

Capital expenditures	$498	$8	$490	6125%

Segment assets	$78,772	$76,739	$2,033	3%

	Six Months Ended
	(in thousands)
	June 30,
	2017	2016	Change	% Change
Revenues
External customers	$3,189	$2,671	$518	19%
Intersegment revenue (Royal)	8,736	10,269	(1,533)	-15%
Total revenue	$11,925	$12,940	$(1,015)	-8%

Cost of orchards revenue	$11,633	$10,068	$1,565	16%

Operating (loss) income	$(551)	$2,059	$(2,610)	-127%

Depreciation and amortization	$1,513	$1,495	$18	1%

Capital expenditures	$514	$79	$435	551%

Segment assets	$78,772	$76,739	$2,033	3%

Revenues from external customers increased $230,000 and $518,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was due to higher production from the IASCO orchards compared to 2016. For the three and six month periods ended June 30, 2017, intersegment revenue (sales to Royal) decreased $438,000 and $1.5 million, respectively, due to a smaller fall crop in 2016 compared to 2015 resulting in less kernel available to sell in the spring of 2017. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the three and six months ended June 30, 2017, cost of orchards revenue increased $1.4 million and $1.6 million, respectively. The increase in cost of orchards revenue for the three and six months ended June 30, 2017, compared to the same periods in 2016 was due to the higher cost of nuts in inventory at the beginning of the year than in the prior year because of a historically low calendar year 2016 crop, which resulted in higher costs per pound.

For the three and six months ended June 30, 2017, we incurred an operating loss of $660,000 and $551,000, respectively, compared to operating income of $1.4 million and $2.1 million in the same periods of 2016. The increase in operating loss was due to smaller gross margin due to higher nut cost from the calendar year 2016 crop.

For the six months ended June 30, 2017 and 2016, WIS nut production was 6.7 million pounds and 5.1 million pounds, respectively. The increase in production in 2017 as compared to the same period in 2016 was due to a late crop in 2016 which resulted in some production shifting into the first half of 2017.

Farming costs are recognized when our products are sold to external customers. Farming costs related to WIS nuts are capitalized as deferred farming costs or WIS inventory until sold to external customers. Farming costs related to our branded products are initially capitalized as deferred farming costs and subsequently added to our branded products inventory until sold to external customers.

Crop Year Production Results. Total macadamia nut production for the 2016-2017 crop year (July 1 to June 30) was 16 million WIS pounds, which was 1.4 million pounds less than in the 2015-2016 crop year. Nut production for the 2015-2016 crop year was 3.5 million pounds less than in the 2014-2015 crop year. The lower crop production was the result of a number of factors.  A short flowering season in all locations due to warmer winter temperatures during the flowering period contributed to a shorter and less robust production period.  The presence of the Macadamia Felted Coccid in the orchards has continued to negatively impact production.  Further, two windstorms in 2014 and 2015 caused loss of tree limbs and the loss of productive canopy, which has continued to impact production. Management has increased irrigation and pest control measures at Ka’u in the first six months of 2017. We purchased crop insurance for the 2016-2017 crop season; however, we will not know the amount we may recover from insurance, if any, until later in the year. Comparative crop year results by orchard area are shown below:

	WIS Pounds Harvested for Crop Years Ended June 30,
	(in thousands, except percentages)
	2017	2016	2015	2017 over 2016	2016 over 2015
Keaau	5,596	6,776	7,028	-17%	-4%
Ka’u (Excludes IASCO orchards)	7,215	7,390	9,753	-2%	-24%
Subtotal	12,879	14,166	16,781	-9%	-16%
IASCO orchards	3,179	3,268	4,119	-3%	-21%
Total Production	15,990	17,434	20,900	-8%	-17%

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk macadamia nuts and branded macadamia nut products sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for the three and six months ended June 30, 2017 and 2016, are set forth in the following tables.

	For the Three Months Ended
	(in thousands, except percentages)
	June 30, 2017			June 30, 2016			Change	% Change

Total gross revenues	$7,092			$6,150			$942	15%
Deductions to gross revenues	293			851			(558)	-66%
Net revenues	6,799	100%		5,299	100%		1,500	28%
Total cost of revenues	5,562	82	%(1)	4,722	89	%(1)	840	18%
Total gross profit	1,237	18	%(1)	577	11	%(1)	660	114%
General and administrative expenses	471	7	%(1)	215	4	%(1)	256	119%
Selling expenses	425	6	%(1)	1,006	19	%(1)	(581)	-58%
Operating income (loss)	$341	5	%(1)	$(644)	(12	%)(1)	$985	153%

	For the Six Months Ended
	(in thousands, except percentages)
	June 30, 2017			June 30, 2016			Change	% Change

Total gross revenues	$13,621			$10,593			$3,028	29%
Deductions to gross revenues	887			1,410			(523)	-37%
Net revenues	12,734	100%		9,183	100%		3,551	39%
Total cost of revenues	10,506	83	%(1)	7,918	86	%(1)	2,588	33%
Total gross profit	2,228	17	%(1)	1,265	14	%(1)	963	76%
General and administrative expenses	876	7	%(1)	551	6	%(1)	325	59%
Selling expenses	1,015	8	%(1)	2,122	23	%(1)	(1,107)	-52%
Operating income (loss)	$337	3	%(1)	$(1,408)	(15	%)(1)	$1,745	124%

(1) As a percentage of net revenues.

Due to a shortage of working capital, in 2017 we reduced inventory levels to improve cash flow by selling bulk kernel as soon as possible. The change in focus for the branded products segment has resulted in gross and net revenues that are not comparable to 2016 on a quarterly basis. Higher branded products segment revenues in the first half of 2017 were largely due to this change in timing of when bulk kernel was sold rather than due to increased revenues from the branded products. The change in emphasis has allowed the branded products segment to reduce shipping and storage expenses related to holding inventory and allowed it to reduce its selling and marketing activities. We have reduced the variety of branded products available and are evaluating reducing the number and types of retail channels in which we sell based on profitability of such products and channels. We have been increasing sales of bulk kernel due to the strong market for bulk at this time, and we expect to increase our focus on sales to larger retail customers such as club stores.

Gross segment revenue for the three and six months ended June 30, 2017, increased $942,000 and $3.0 million, respectively, compared to the same periods in 2016. Net branded products revenue and bulk kernel sales were $1.7 million and $5.1 million, respectively for the three months ended June 30, 2017, compared to $1.5 million and $3.8 million, respectively, for the same period in 2016. Net branded products revenue and bulk kernel sales were $2.7 million and $10 million, respectively for the six months ended June 30, 2017, compared to $3.4 million and $5.8 million, respectively, for the same period in 2016. Branded products segment revenues grew over the same periods in 2016 due to Royal selling bulk kernel as received in order to improve operating cash flow, rather than inventorying it. The branded products segment has less inventory available to sell in subsequent quarters. The increase in revenue from bulk sales was offset by lower net revenue from branded products due to lower sales in the first six months of 2017 as compared to the same period in 2016. The lower sales of branded products are due primarily to lower sales discounts and incentives being provided to customers compared to the prior year as we evaluate reducing the number and types of retail channels in which we sell.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. Deductions to gross revenue decreased by approximately $558,000 and $523,000 respectively, for the three and six months ended June 30, 2017, compared with the same periods in 2016. We offer a variety of sales and promotion incentives to our customers, such as price discounts, slotting allowances, advertising allowances, in-store displays and consumer coupons. Slotting allowances are one-time costs paid to gain distribution primarily in the grocery channel and totaled $38,000 and $217,000 for the three months ended June 30, 2017 and 2016, respectively. Slotting allowances totaled $152,000 and $343,000 for the six months ended June 30, 2017 and 2016, respectively. We reduced the amount of new slotting allowances offered in the first half of 2017.

Cost of revenues (excluding inter-segment eliminations) for the three and six months ended June 30, 2017, increased by $840,000 (18%) and $2.6 million (33%), respectively, compared to the same period in 2016. The cost of revenues increased due to higher bulk kernel sales compared to the same period in the prior year. Our prices for intersegment sales of kernel from the orchards to branded products are set pursuant to an intercompany agreement at cost plus a mark-up.

Operating income for the branded products segment for the three and six months ended June 30, 2017 increased $985,000 and $1.7 million, respectively, from operating losses in the same periods in 2016 mainly due to higher gross margins and lower selling expenses partially offset by higher general and administrative costs. Selling expenses decreased due to decreased marketing and sales personnel costs as a result of cuts in expenditures and lower storage and handling costs and freight costs due to sales of excess kernel after processing instead of inventorying it.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $1 million and $1.7 million for the three and six months ended June 30, 2017, respectively, and were $551,000 and $1.4 million for the three and six months ended June 30, 2016. The increase in general and administrative expenses in the three months ended June 30, 2017 compared to 2016 was mainly attributable to increases in bad debt expense and officer compensation as compared to 2016. The increase in general and administrative expenses in the six months ended June 30, 2017, was attributable to increases in bad debt expense and officer compensation offset by lower legal fees due to the settlement of outstanding litigation. The increase in bad debt expenses was due to our customer receiving fraudulent instructions to change the bank account to which it wires payments for our invoices. As a result, we did not receive payment of an invoice. The source of the fraudulent instructions is currently being investigated.

Selling Expenses

Selling expenses on a consolidated basis were $425,000 and $1.0 million for the three and six months ended June 30, 2017, respectively, compared to $1.0 million and $2.1 million for the same period in 2016. The decrease in selling expenses in 2017 was attributable to lower storage and handling costs and freight due to the branded products segment selling excess kernel immediately after processing rather than holding it in inventory. Decreased advertising costs, product development costs, sales personnel and other selling and marketing expenses also contributed to the decrease in selling expenses.

Interest Expense

Interest expense for the three and six months ended June 30, 2017, was $278,000 and $575,000, respectively, compared to $304,000 and $585,000 for the same periods in 2016. The decreases in the three months and six months ended June 30, 2017, were due to (i) a lower balance outstanding on the line of credit as a result of payments from operating cash flow and from proceeds from the rights offering and (ii) repayment of the 2015 Bridge Loan and the 2010 Term Loan in May 2017, partially offset by a higher interest rate charged on line of credit balances.

Other Income and Expenses (net)

Other expenses, net of other income, were $123,000 and $35,000 for the three and six months ended June 30, 2017, respectively. Other income, net of other expense, was $73,000 and $185,000 for the three and six months ended June 30, 2016, respectively. Other expenses for the six-month period ended June 30, 2017, were comprised of separation costs due to a reduction in employees offset by a $179,000 dividend from American AgCredit. The other income for the six months ended June 30, 2016, was primarily attributable to a patronage dividend from AgCredit.

Net Loss on Sale of Property

Losses from the disposition of property for the six months ended June 30, 2017 and 2016 were $4,000 and $4,000, respectively.

Net Loss

For the three and six months ended June 30, 2017, we recorded net losses of $585,000 and $968,000, respectively, compared to net losses of $497,000 and $1.1 million for the same periods in 2016. The net loss in the three- and six-month periods ended June 30, 2017, was primarily attributable to lower gross margin from sales of kernel due to a small 2016 crop which resulted in a high nut cost on sales of 2016 kernel and due to other losses from separation of employees and bad debt. The net loss in the three- and six-month periods ended June 30, 2016. was primarily attributable to high selling and general and administrative expenses in the branded products business, partially offset by higher gross profit and increased income from the orchard segment.

Income Taxes

The Partnership is subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues). For the three and six months ended June 30, 2017, gross income tax (benefit) expense was ($3,000) and $2,000, respectively, compared to a $61,000 and $101,000 gross income tax expense for the same periods in 2016.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the current federal tax rate of 35% and a blended state tax rate of approximately 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset at June 30, 2017, was $3.6 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

Liquidity and Capital Resources

Our businesses are seasonal. Production from our orchard segment normally peaks in the fall and winter; however, farming operations continue year-round.

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$9,004	$1,132
Accounts receivable	2,963	3,215
Inventories	6,992	10,293
Accounts payable	909	781
Accrued payroll and benefits	878	760
Net working capital (1)	19,373	154

(1)	Working capital consists of total current assets less total current liabilities.

At June 30, 2017, our working capital was $19.4 million and our current ratio (current assets/current liabilities) was 7.89-to-1, compared to working capital of $154,000 and a current ratio of 1.01-to-1 at December 31, 2016. The working capital increase was attributable to our rights offering to raise equity that was completed in May 2017 and the extension of the line of credit which moved the balance of the line of credit to long-term. We believe that as of the date of the filing of this quarterly report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Debt

As of the indicated dates, we had the following long-term debt outstanding (in thousands):

	June 30,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2017) (1)	$2,550	$8,150
2015 Bridge Loan (due 2017)	-	2,835
2010 Term Loan (due 2020)	-	3,762
2015 6-Year Term Loan (due 2021)	3,281	3,792
2015 20-Year Term Loan (due 2035)	4,738	4,936
Other	-	7
Total principal amount of long-term debt	10,569	23,482
Less: unamortized debt issuance costs	(116)	(163)
	10,453	23,319
Less: current portion of long-term debt	(988)	(13,155)
Total long-term debt outstanding	$9,465	$10,164

           ______________________________________________________________________

(1)	On July 13, 2017, the maturity date was extended to July, 2020. See Subsequent Events above.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2017 (1)	2018	2019	2020	2021	Remaining
Debt	$10,569	$430	$1,138	$1,138	$3,688	$555	$3,620

_________________________

(1)   For remainder of 2017.

Credit Agreement with AgCredit PCA. On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, Royal Hawaiian Resources, Inc. through June 2016 (the “Managing Partner” or “RHR”), Royal and Royal Hawaiian Services, LLC (“RHS”), as the borrowers, and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, modified or supplemented from time to time, the “PCA Credit Agreement.”). Set forth below is a summary of the borrowings provided for by the PCA Credit Agreement:

Revolving Credit Facility. The PCA Credit Agreement provides for a $9 million revolving credit facility (the “Revolving Credit Facility”), which was scheduled to mature on July 15, 2017. The Seventh PCA Credit Agreement Amendment extended the maturity date by three years to July 15, 2020. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at June 30, 2017, was 5.25% per annum.

As of June 30, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $2.55 million and $8.15 million, respectively.

2010 Term Loan. The PCA Credit Agreement governs a 2010 term loan of $10.5 million, which matures on July 1, 2020 (the “2010 Term Loan”). The 2010 Term Loan bore interest at a fixed rate of 6.5% per annum until March 27, 2015. Since that date the interest rate has been 6.0% per annum. As of December 31, 2016, the outstanding balance on the 2010 Term Loan was $3.762 million. The 2010 Term Loan was repaid in full in May 2017.

2015 6-Year Term Loan. The PCA Credit Agreement provides for a six-year term loan of $5.25 million, which matures on March 27, 2021 (the “2015 6-Year Term Loan”). The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of June 30, 2017 and December 31, 2016, the outstanding balance on the 2015 6-Year Term Loan was $3.281 million and $3.792 million, respectively.

2015 Bridge Loan. In connection with our June 2015 acquisition of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”), the PCA Credit Agreement was amended to provide for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was due to mature on the earlier of (a) July 15, 2017, or (b) the date that we receive net proceeds from any issuance of equity, subject to certain exceptions. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. As of April 15, 2017, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.25%. The proceeds of the 2015 Bridge Loan were used by us on June 16, 2015, for the Becker Property Acquisition. The 2015 Bridge Loan was repaid in full in May 2017.

The borrowings pursuant to the PCA Credit Agreement are collateralized by all of our personal and real property assets, including a second priority interest in the properties acquired in the Becker Property Acquisition. The PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants, including minimum consolidated tangible net worth and minimum Consolidated EBITDA (as defined below). Under the PCA Credit Agreement we are required to achieve minimum Consolidated EBITDA for the four-quarter period ending on the last day of each fiscal quarter as follows:

Fiscal Quarter Ended/Ending
June 30, 2017	$2,000,000
September 30, 2017	2,250,000
December 31, 2017 through September 30, 2018	2,750,000
December 31, 2018 and each fiscal quarter thereafter	3,000,000

___________________

(1) Consolidated EBITDA is a non-GAAP financial measure based on the definition of Consolidated EBITDA in the PCA Credit Agreement, which is defined as the sum (without duplication) of (a) consolidated net income determined in accordance with GAAP; plus (b) the sum of (i) Federal, state, local and foreign income taxes, (ii) interest expense (including the interest portion of any capitalized lease obligations), (iii) depletion, depreciation, and amortization, and (iv) extraordinary losses; minus (c) the sum of (i) gains on asset sales and (ii) extraordinary gains.

Management believes that the Consolidated EBITDA covenant is a material term of the PCA Credit Agreement and that information about the Consolidated EBITDA covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

Four Quarters ended June 30, 2017
(in thousands)
Consolidated Net Loss	$(1,838)
Total interest expense	1,172
Income taxes	(30)
Depreciation and amortization	3,111
Consolidated EBITDA	$2,415

Credit Agreement with AgCredit FLCA. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million, 20-year term loan, which matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The FLCA Credit Agreement requires the maintenance of certain financial covenants, including a covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) not to exceed 4.0 to 1.0 as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of June 30, 2017 and December 31, 2016, the outstanding balance on the 2015 20-Year Term Loan was $4.738 million and $4.936 million, respectively.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Cash and cash equivalents at beginning of period	$1,132	$404
Net cash provided by (used in) operating activities	4,448	(2,675)
Net cash used in investing activities	(3,521)	(136)
Net cash provided by financing activities	6,945	3,099
Cash and cash equivalents at end of period	9,004	692

Operating Cash Flow. Net cash provided by and used in operating activities for the six months ended June 30, 2017 and 2016, was $4.4 million and ($2.7 million), respectively, an increase of $7.1 million. Net loss decreased $158,000 for the first six months of 2017, and there were positive changes in asset and liability balances, including a $5.5 million reduction in inventory and deferred farming cost, which was comprised of a $4.4 million reduction in inventory and an $1.1 million change in deferred farming cost. These were offset by a $1.5 million increase in accounts receivable compared to the same period in 2016, so that cash provided by operating activities was $4.4 million more than the cash used in operating activity in the first six months of 2016. Inventory decreased in the first six months of 2017 due to increased sales of bulk kernel compared to 2016. The accounts receivable increase was due to the higher bulk kernel sales. The decrease in deferred farming costs was due to a higher standard cost being used in the first half of 2017 compared to the same period in 2016, which resulted in more farming costs being accrued in the first quarter. As discussed in Note 7 – Deferred Farming Cost to the accompanying financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, costs related to maintaining the orchards and preparing for harvest are deferred. As we have become more vertically integrated, the timing of operating cash flows has changed as our nuts are being inventoried and sold throughout the year.

Investing Cash Flow. Cash used in investing activities of $3.5 million in the six months ended June 30, 2017, of which $521,000 was used for equipment purchases and relocation of the Keaau operations and garage due to expiration of the lease and $3 million was used to purchase an investment in a conservative bond mutual fund. Cash used in investing activities of $136,000 in the six months ended June 30, 2016, was used for small equipment purchases.

Financing Cash Flow. Financing activities for the six months ended June 30, 2017, consisted of proceeds from our May 2017 rights offering, payments of $7.3 million on our long-term debt and net payments of $5.6 million on our Revolving Credit Facility.

Financing activities for the six months ended June 30, 2016, consisted of proceeds of $4.0 million under our Revolving Credit Facility and $224,000 received from the sale of the General Partner. We made payments on our long-term debt in the amount of $1.1 million, which includes $250,000 on our Revolving Credit Facility, during the six months ended June 30, 2016.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	the transition of operating activities and responsibilities and benefits with respect to the orchards that are being transferred between us and the Olson Trust under to the Settlement Agreement;
●	projections of revenues, expenses, income or loss;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	estimates of deferred farming costs and the timing of the accumulation and recognition of such costs;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	amount of kernel produced in our orchards segment that will be inventoried and used in our branded products;
●	estimated production;
●	crop insurance coverage;
●	evaluations of our branded products and the retail channels in which we sell;
●	the focus of our efforts for future sales of kernel and branded products;
●	increases or decreases in expenditures on slotting fees and other promotional activities and their impact on revenues;
●	the sufficiency of our working capital to fund operations for the next year;
●	future economic performance;
●	industry trends;
●	legal proceedings, commitments and contingencies;
●	expected impact of new accounting standards on our financial statements and the timing of adopting such guidance;
●	the effectiveness of our disclosure controls and procedures and internal controls over financial reporting; and
●	estimated fair values of our financial instruments.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risks, including those resulting from changes in the market price of macadamia kernel and changes in interest rates. During the quarter ended June 30, 2017, we invested $3 million in a highly liquid, conservative bond mutual fund, which subjected us to market risk based on the trading price of the fund. This investment has since been sold so the risk no longer exists. Except as described, there have been no significant changes in our market risk exposures since December 31, 2016. See “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer of the Managing Partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective. The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012, as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013, as amended by Second Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership, dated February 15, 2017 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016)

10.1

Seventh Amendment to Amended and Restated Credit Agreement and Waiver among Royal Hawaiian Orchards, L.P., Royal Hawaiian Services, LLC, and Royal Hawaiian Macadamia Nut, Inc., as Borrowers, American AgCredit, PCA, as Agent, and the Lenders, dated as of July 13, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on July 17, 2017)

11.1+	Statement re Computation of Net Income (Loss) per Class A Unit

31.1+	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer

32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the six months ended June 30, 2017, filed August 14, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: August 14, 2017

	By:	/s/ Bradford Nelson
Bradford Nelson
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive and Financial Officer)