Form 10-Q
period 2017-09-30
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2017-11-14
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, the registrant had 22,200,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

i

PART I     – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,777	$1,132
Accounts receivable, net	2,817	3,215
Inventories, net	7,610	10,293
Other current assets	393	418
Total current assets	21,597	15,058
Land, orchards and equipment, net	47,478	48,490
Other non-current assets	227	308
Total assets	$69,302	$63,856

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt, net	$988	$13,155
Accounts payable	828	781
Accrued payroll and benefits	1,211	760
Other current liabilities	83	208
Total current liabilities	3,110	14,904
Non-current benefits	654	732
Long-term debt, net of current portion	8,433	10,164
Deferred income tax liability	1,014	1,014
Total liabilities	13,211	26,814

Commitments and contingencies

Partners’ capital
General and limited partners	56,319	37,270
Accumulated other comprehensive loss	(228)	(228)
Total partners’ capital	56,091	37,042
Total liabilities and partners’ capital	$69,302	$63,856

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(in thousands, except per unit data)

	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Revenues
Orchards revenue	$2,168	$727	$5,357	$3,398
Branded product sales, net	3,841	6,839	16,575	16,022
Total revenues	6,009	7,566	21,932	19,420
Cost of revenues
Cost of orchards revenue	1,998	774	4,775	2,655
Cost of branded product sales	2,943	5,000	13,707	12,108
Total cost of revenues	4,941	5,774	18,482	14,763
Gross profit	1,068	1,792	3,450	4,657
General and administrative expenses	611	720	2,330	2,084
Selling expenses	452	947	1,467	3,069
Operating income (loss)	5	125	(347)	(496)
Net loss on sale of property and equipment	-	-	(10)	(4)
Other income	290	189	261	374
Interest expense	(121)	(313)	(696)	(898)
Net income (loss) before income taxes	174	1	(792)	(1,024)
Income tax expense	13	18	15	119
Net income (loss)	161	(17)	(807)	(1,143)

Other comprehensive income (loss), net of tax
Pension costs	-	1	-	5
Other comprehensive income, net of tax	-	1	-	5
Comprehensive income (loss)	$161	$(16)	$(807)	$(1,138)

Net income (loss) per Class A Unit	$0.01	$(0.00)	$(0.05)	$(0.10)

Cash distributions per Class A Unit	$-	$-	$-	$-

Weighted average Class A Units outstanding	22,200	11,100	16,711	11,100

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Partners’ capital at beginning of period:
General and limited partners	$56,158	$38,140	$37,270	$39,042
Accumulated other comprehensive loss	(228)	(317)	(228)	(321)
	55,930	37,823	37,042	38,721

Proceeds from sale of general partner interest	-	-	-	224
	-	-	-	224
Partner's capital issued for cash:
Class A limited partner units (11,100,000 units) net of fees of $214,000.	-	-	19,655	-
General partner interest	-	-	201	-
	-	-	19,856	-

Allocation of net income (loss):
General and limited partners	161	(17)	(807)	(1,143)
	161	(17)	(807)	(1,143)

Accumulated other comprehensive income
Change in pension and severance	-	1	-	5
	-	1	-	5

Partners' capital at end of period:
General and limited partners	56,319	38,123	56,319	38,123
Accumulated other comprehensive loss	(228)	(316)	(228)	(316)
Total partners' capital	$56,091	$37,807	$56,091	$37,807

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(807)	$(1,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,351	2,307
Amortization of debt issance costs	47	31
Net loss on sale of property and equipment	10	4
Change in pension and severance	-	6
Changes in assets and liabilities:
Accounts receivable	398	398
Inventories	2,683	(357)
Other current assets	25	(535)
Non-current assets	-	-
Accounts payable	47	(573)
Accrued payroll and benefits	451	147
Other current liabilities	(205)	(335)
Total adjustments	5,807	1,093
Net cash provided by (used in) operating activities	5,000	(50)

Cash flows from investing activities:
Capital expenditures	(1,266)	(167)
Net cash used in investing activities	(1,266)	(167)

Cash flows from financing activities:
Proceeds from sale of general partner interest	-	224
Proceeds from rights offering	19,869	-
Payment of rights offering fees	(214)
Proceeds from issuance of general partner interest	201	-
Proceeds from drawings on line of credit	400	4,000
Repayment of line of credit	(6,750)	(2,000)
Repayment of long-term debt	(7,595)	(1,652)
Net cash provided by financing activities	5,911	572

Net increase in cash	9,645	355
Cash and cash equivalents at beginning of period	1,132	404
Cash and cash equivalents at end of period	$10,777	$759

Supplemental disclosure of cash flow information:
Cash paid for interest for the periods ended September 30, 2017 and 2016 was $827,000 and $885,000, respectively.
Cash paid for income taxes for the periods ended September 30, 2017 and 2016 was $11,000 and $94,000, respectively.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner” or “RHR”). The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries RHR (through June 2016), Royal Hawaiian Services, LLC (“RHS”) and Royal Hawaiian Macadamia Nut, Inc. (“Royal”), include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of September 30, 2017, and December 31, 2016, the results of operations and changes in partners’ capital for the three and nine months ended September 30, 2017 and 2016, and the changes in cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year or for any future period.

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

The Partnership’s business has historically been highly seasonal, reflecting the general pattern of peak harvest and sales of macadamia nuts during the fourth quarter. Commencing in January 2015, the Partnership began inventorying more than 70% of its harvest for use in its branded products and sale as bulk kernel. The inventoried nuts are sold throughout the year which has reduced seasonality of revenues but increased the inventory balances and costs associated with maintaining such balances.

(2)     CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated. On June 30, 2016, the Partnership sold all of the shares of RHR, its general partner, in a related party transaction, so RHR is included in the consolidated financial statements through June 30, 2016, but not for subsequent periods.

(3)     NEW ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

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

Management evaluates the performance of each segment on the basis of operating income and revenue growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation. The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three and nine months ended September 30, 2017 and 2016. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended September 30, 2017
	(in thousands)

	Orchards	Branded Products		Eliminations/ Reconciliation	Total
Revenues(1)
External customers	$2,168	$3,841	(2)	$-	$6,009
Intersegment revenue	2,836	-		(2,836)	-
Total revenue	$5,004	$3,841		$(2,836)	$6,009

Operating (loss) income	$(104)	$70		$39	$5

Depreciation and amortization	$772	$24		$-	$796

Capital expenditures	$747	$-		$-	$747

Segment assets	$78,165	$4,689		$(13,552)	$69,302

	Three Months Ended September 30, 2016
	(in thousands)

	Orchards	Branded Products		Eliminations/ Reconciliation	Total
Revenues(1)
External customers	$727	$6,839	(2)	$-	$7,566
Intersegment revenue	389	-		(389)	-
Total revenue	$1,116	$6,839		$(389)	$7,566

Operating (loss) income	$(518)	$(150)		$793	$125

Depreciation and amortization	$745	$23		$-	$768

Capital expenditures	$31	$-		$-	$31

Segment assets	$73,439	$8,257		$(17,669)	$64,027

	Nine Months Ended September 30, 2017
	(in thousands)

	Orchards	Branded Products		Eliminations/ Reconciliation	Total
Revenues(1)
External customers	$5,357	$16,575	(2)	$-	$21,932
Intersegment revenue	11,572	-		(11,572)	-
Total revenue	$16,929	$16,575		$(11,572)	$21,932

Operating (loss) income	$(655)	$407		$(99)	$(347)

Depreciation and amortization	$2,285	$66		$-	$2,351

Capital expenditures	$1,261	$5		$-	$1,266

Segment assets	$78,165	$4,689		$(13,552)	$69,302

	Nine Months Ended September 30, 2016
	(in thousands)

	Orchards	Branded Products		Eliminations/ Reconciliation	Total
Revenues(1)
External customers	$3,398	$16,022	(2)	$-	$19,420
Intersegment revenue	10,658	-		(10,658)	-
Total revenue	$14,056	$16,022		$(10,658)	$19,420

Operating income (loss)	$1,541	$(1,558)		$(479)	$(496)

Depreciation and amortization	$2,239	$68		$-	$2,307

Capital expenditures	$108	$59		$-	$167

Segment assets	$73,439	$8,257		$(17,669)	$64,027

(1) All revenues are from sources within the United States of America, Canada and Asia.

(2) Branded products revenue is reported net of slotting fees, trade discounts and promotional allowances.

(5)     INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Wet-in-shell	$360	$-	$360	$919	$-	$919
Dry-in-shell	3,143	-	3,143	4,527	-	4,527
Macadamia nut kernel	-	1,433	1,433	-	2,362	2,362
Finished goods	-	1,391	1,391	-	1,902	1,902
Farming supplies	114	-	114	135	-	135
Packaging, supplies and ingredients	-	510	510	-	584	584
Allowance for shrink and obsolescence	-	(77)	(77)	-	(136)	(136)
Total inventory, net	$3,617	$3,257	$6,874	$5,581	$4,712	$10,293
Deferred farming cost	$736	$-	$736	$-	$-	$-
Total inventory and deferred farming costs, net	$4,353	$3,257	$7,610	$5,581	$4,712	$10,293

Orchard costs (e.g., irrigation, fertilizer, pruning and depreciation) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date included in inventory as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed or added to inventory over the remainder of the year. At December 31, 2016, all farming costs not expensed to cost of goods sold were allocated to inventory.

(6)     LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Land	$10,808	$10,745
Improvements	2,440	2,016
Machinery and equipment	11,911	11,891
Irrigation well and equipment	2,613	2,615
Producing orchards	76,073	76,073
Construction work-in-progress	642	-
Land, orchards and equipment (gross)	104,487	103,340
Less accumulated depreciation and amortization	(57,009)	(54,850)
Land, orchards and equipment (net)	$47,478	$48,490

(7)     INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

Royal is subject to taxation as a C corporation at the current federal tax rate of 35% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of the Partnership’s deferred tax asset at September 30, 2017, was approximately $3.5 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

(8)     DEBT

As of the indicated dates, the Partnership had the following long-term debt outstanding (in thousands):

	September 30,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2020) (1)	$1,800	$8,150
2015 Bridge Loan	-	2,835
2010 Term Loan (due 2020)	-	3,762
2015 6-Year Term Loan (due 2021)	3,062	3,792
2015 20-Year Term Loan (due 2035)	4,673	4,936
Other	-	7
Total principal amount of long-term debt	9,535	23,482
Less: unamortized debt issuance costs	(114)	(163)
Total long-term debt, net of unamortized loan fees	9,421	23,319
Less: current portion of long-term debt, net	(988)	(13,155)
Long-Term Debt, net of associated unamortized loan fees	$8,433	$10,164

________________________

(1)	On July 13, 2017, the maturity date was extended to July 15, 2020.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2017(1)	2018	2019	2020	2021	Remaining
Debt	$9,535	$146	$1,138	$1,138	$2,938	$555	$3,620

_________________________

(1)   For remainder of 2017

Credit Agreement with AgCredit PCA

On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, RHR (through June 2016), Royal and RHS, as the borrowers, and American AgCredit, PCA (“AgCredit PCA”), as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as it may be further amended, restated, modified or supplemented from time to time, the “PCA Credit Agreement”).

On July 13, 2017, the Partnership, Royal and RHS entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with AgCredit PCA. As a result, the PCA Credit Agreement was amended to (i) delete references to certain loans that were paid in full in May 2017, (ii) extend the maturity date of the Revolving Credit Facility (as defined below) by three years, and (iii) revise certain financial covenants in connection with the three-year extension, all of which was described in greater detail in a Current Report on Form 8-K filed by the Company on July 17, 2017, and as a subsequent event in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Set forth below is a summary of the borrowings provided for by the PCA Credit Agreement:

Revolving Credit Facility. The PCA Credit Agreement provides for a $9 million revolving credit facility (the “Revolving Credit Facility”). As a result of the Seventh PCA Credit Agreement Amendment, the maturity date was extended from July 15, 2017 to July 15, 2020. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at September 30, 2017, was 5.25% per annum.

As of September 30, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $1.8 million and $8.15 million, respectively.

2010 Term Loan. The PCA Credit Agreement governed a 2010 term loan of $10.5 million, which was scheduled to mature on July 1, 2020 (the “2010 Term Loan”). The 2010 Term Loan bore interest at a fixed rate of 6.5% per annum until March 27, 2015. Since that date the interest rate has been 6.0% per annum. The 2010 Term Loan was repaid in full in May 2017. As of December 31, 2016, the outstanding balance on the 2010 Term Loan was $3.762 million.

2015 6-Year Term Loan. The PCA Credit Agreement provides for a six-year term loan of $5.25 million, which matures on March 27, 2021 (the “2015 6-Year Term Loan”). The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of September 30, 2017 and December 31, 2016, the outstanding balance on the 2015 6-Year Term Loan was $3.062 million and $3.792 million, respectively.

2015 Bridge Loan. In connection with the June 2015 acquisition by the Partnership of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”), the PCA Credit Agreement was amended to provide for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was to mature on the earlier of (a) July 15, 2017, or (b) the date that the Partnership or any of its wholly-owned subsidiaries receives net proceeds from any issuance of equity, subject to certain exceptions. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. As of April 15, 2017, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.25%. The proceeds of the 2015 Bridge Loan were used by the Partnership on June 16, 2015, for the Becker Property Acquisition. The 2015 Bridge Loan was repaid in full in May 2017.

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

Credit Agreement with AgCredit FLCA

Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (as it may be amended, restated, modified or supplemented from time to time, the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million 20-year term loan that matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The FLCA Credit Agreement requires the maintenance of certain financial covenants, including a covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) not to exceed 4.0 to 1.0 as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of September 30, 2017 and December 31, 2016, the outstanding balance on the 2015 20-Year Term Loan was $4.673 million and $4.936 million, respectively.

(9)     FAIR VALUE MEASUREMENTS

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

The estimated fair values of the Partnership’s debt instruments are as follows (in thousands):

	September 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$7,735	$7,718	$15,332	$15,123
Revolving credit facility	1,800	1,800	8,150	8,150
	$9,535	$9,518	$23,482	$23,273

(10)     PARTNERS’ CAPITAL

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

The components of net periodic pension cost consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$15	$16	$46	$49
Interest cost	18	17	54	50
Expected return on plan assets	(18)	(16)	(53)	(49)
Amortization of net actuarial loss and prior service cost	-	1	-	5
Net periodic pension cost	$15	$18	$47	$55

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

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$4	$4	$12	$12
Interest Cost	3	4	10	10
Net periodic intermittent severance cost	$7	$8	$22	$22

(13)     COMMITMENTS AND CONTINGENCIES

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On February 14, 2017, the Partnership entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”). The Settlement Agreement settles the lawsuit filed by the Olson Trust against the Partnership on January 22, 2015, seeking a declaratory judgment that the Partnership had breached the terms of the leases for the Greenshoe I Orchard and the Greenshoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. Pursuant to the settlement, each of the parties has released all claims against the other related to the lawsuit and the leases, other than claims related to enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal. The settlement involves the termination of certain leases and the exchange of certain land and trees by the parties. The parties are continuing to work on the legal partition and transfer of ownership of the properties, but have transitioned the operating activities so that each party is responsible, effective as of July 1, 2017, for the operations of and receive the benefits from the orchards that are being transferred to it under the Settlement Agreement. For additional details of the terms of the Settlement Agreement, see Note 16 – Subsequent Events in Part II, Item 8 of the 2016 Annual Report.

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

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a producer, marketer and distributor of high-quality macadamia nuts and nut-based products. We are the largest macadamia nut farmer in the State of Hawaii, farming approximately 5,010 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards on the island of Hawaii for other orchard owners.

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

A substantial portion of our WIS revenues occur from September through February. Weather conditions may affect yields and delay harvesting, which may result in higher or lower than normal production and revenues within a particular fiscal quarter or fiscal year. In the first six months of 2017, our crop was larger than average due to a later than average start of the 2016-2017 crop year, which caused more of the crop to be harvested in the first half of 2017. Harvest of our 2017-2018 crop started in mid-July compared to the 2016-2017 crop year when the harvest started in late August.

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

On February 14, 2017, we entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”). Pursuant to the Settlement Agreement, effective as of July 1, 2017, Olson Trust began farming approximately 371 tree acres for the 2017/2018 crop year. Accordingly, the crop from Ka’u will be smaller than if the Partnership had continued farming that acreage. In the 2016/2017 crop year, the Ka’u orchards (excluding IASCO) produced 7.2 million pounds over 2,100 acres, or 3,429 pounds per acre.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the three months ended September 30, 2017, net revenue decreased $1.6 million or 21% compared to the same period in 2016. The decrease in the three-month period was due to a $3.0 million decrease in net revenues from branded products due to lower bulk sales offset by a $1.4 million increase in orchard revenue due to higher production in the IASCO orchards and an early start to the fall harvest compared to the same period in 2016. Bulk sales were lower in the third quarter due to the Partnership’s efforts to reduce inventory which resulted in sales of bulk kernel earlier in the year than in 2016 so less kernel was available to sell in the third quarter.

For the nine months ended September 30, 2017, net revenue increased $2.5 million or 13% compared to the same period in 2016. The increase in the nine-month period was due to a $553,000 increase in net revenues from the branded products segment and $2.0 million increase in orchard revenues. Net revenues from our branded products segment increased as a result of reducing deductions to gross revenues, and revenues from the orchards segment increased due to higher WIS pounds sold due to greater production from our IASCO orchards as compared to 2016 and sales of additional WIS in the third quarter.

For the three months ended September 30, 2017, cost of revenues decreased $833,000 or 14%, compared to the same period in 2016 due to a decrease in bulk sales during the second quarter offset by higher cost of orchard revenues due to higher orchard revenues. The 2017 bulk kernel had a higher cost per pound compared to nuts from 2016 due to the lower crop yields in 2016 that resulted in higher costs per pound compared to the 2015 nuts that were sold in the first half of 2016. We generated a gross profit of $1.1 million and a gross margin of 18%, compared to gross profit of $1.8 million and gross margin of 24% for the same period in 2016.

For the nine months ended September 30, 2017, cost of revenues increased $3.7 million or 25%, compared to the same period in 2016 due to an increase in bulk kernel sales from our branded products segment and an increase in orchard revenue. The increase in cost of revenues was higher than the increase in revenue due to higher cost of nuts compared to the same period in 2016. For the nine months ended September 30, 2017, we generated a gross profit of $3.5 million and a gross margin of 16%, compared to gross profit of $4.7 million and gross margin of 24% for the same period in 2016.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products pursuant to an intercompany supply agreement, revenues from contract farming, and orchard lease income.

The tables below show revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three and nine months ended September 30, 2017 and 2016. See Note 4 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended
	(in thousands)
	September 30,
	2017	2016	Change	% Change
Revenues
External customers	$2,168	$727	$1,441	198%
Intersegment revenue (Royal)	2,836	389	2,447	629%
Total revenue	$5,004	$1,116	$3,888	348%

Cost of orchards revenue	$4,712	$1,082	$3,630	335%

Operating loss	$(104)	$(518)	$414	80%

Depreciation and amortization	$772	$744	$28	4%

Capital expenditures	$747	$31	$716	2310%

Segment assets	$78,165	$73,439	$4,726	6%

	Nine Months Ended
	(in thousands)
	September 30,
	2017	2016	Change	% Change
Revenues
External customers	$5,357	$3,398	$1,959	58%
Intersegment revenue (Royal)	11,572	10,658	914	9%
Total revenue	$16,929	$14,056	$2,873	20%

Cost of orchards revenue	$16,375	$11,150	$5,225	47%

Operating (loss) income	$(655)	$1,541	$(2,196)	-143%

Depreciation and amortization	$2,285	$2,239	$46	2%

Capital expenditures	$1,261	$108	$1,153	1068%

Segment assets	$78,165	$73,439	$4,726	6%

Revenues from external customers increased $1.4 million and $2.0 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was due to higher production from the IASCO orchards compared to 2016 and an earlier start to the fall harvest than in 2016 that increased contract farming revenue, IASCO revenue and revenue from WIS sales outside of the IASCO contracts in the three months ended September 30, 2017, as compared to the same period in 2016. For the three and nine month periods ended September 30, 2017, intersegment revenue (sales to Royal) increased $2.4 million and $914,000, respectively, due to a larger and later spring crop in 2017 compared to 2016 which resulted in more kernel sold to Royal in the third quarter and year-to-date. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the three and nine months ended September 30, 2017, cost of orchards revenue increased $3.6 million and $5.2 million, respectively. The increase in cost of orchards revenue for the three and nine months ended September 30, 2017, compared to the same periods in 2016 was due to the higher revenues. Cost of orchards revenue was higher for the nine months ended September 30, 2017, compared to the same period in 2016 due to a historically low calendar year 2016 crop, which resulted in higher costs per pound, and due to higher standard costs used in 2017 compared to the first nine months of 2016.

For the three and nine months ended September 30, 2017, we incurred an operating loss of $104,000 and $655,000, respectively, compared to an operating loss of $518,000 and operating income of $1.5 million in the same periods of 2016. The decrease in operating loss for the three months ended September 30, 2017, as compared to the same period in 2016 was due to an earlier start to the fall harvest which resulted in increased revenue. The increase in operating loss for the nine months ended September 30, 2017, was due to lower gross margin in 2017 due to higher nut cost from the calendar year 2016 crop sold in 2017 and a higher cost for the 2017 nut sales compared to the cost in the same period of 2016.

For the three months ended September 30, 2017 and 2016, WIS nut production was 6.3 million pounds and 2.6 million pounds, respectively. For the nine months ended September 30, 2017 and 2016, WIS nut production was 13.0 million pounds and 7.6 million pounds, respectively. The increase in production in 2017 as compared to the same period in 2016 was due to a late crop in 2016 which resulted in some production shifting into the first half of 2017 and due to the fall harvest starting earlier in 2017 than in 2016.

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

Financial information for our branded products segment for the three and nine months ended September 30, 2017 and 2016, are set forth in the following tables.

	For the Three Months Ended
	(in thousands, except percentages)
	September 30, 2017			September 30, 2016			Change	% Change

Total gross revenues	$4,313			$7,395			$(3,082)	-42%
Deductions to gross revenues	472			556			(84)	-15%
Net revenues	3,841	100%		6,839	100%		(2,998)	-44%
Total cost of revenues	3,075	80	%(1)	5,756	84	%(1)	(2,681)	-47%
Total gross profit	766	20	%(1)	1,083	16	%(1)	(317)	-29%
General and administrative expenses	244	6	%(1)	286	4	%(1)	(42)	-15%
Selling expenses	452	12	%(1)	947	14	%(1)	(495)	-52%
Operating income (loss)	$70	2	%(1)	$(150)	(2	%)(1)	$220	147%

	For the Nine Months Ended
	(in thousands, except percentages)
	September 30, 2017			September 30, 2016			Change	% Change

Total gross revenues	$17,933			$17,988			$(55)	0%
Deductions to gross revenues	1,358			1,966			(608)	-31%
Net revenues	16,575	100%		16,022	100%		553	3%
Total cost of revenues	13,581	82	%(1)	13,674	85	%(1)	(93)	-1%
Total gross profit	2,994	18	%(1)	2,348	15	%(1)	646	28%
General and administrative expenses	1,120	7	%(1)	837	5	%(1)	283	34%
Selling expenses	1,467	9	%(1)	3,069	19	%(1)	(1,602)	-52%
Operating income (loss)	$407	2	%(1)	$(1,558)	(10	%)(1)	$1,965	126%

(1) As a percentage of net revenues.

In 2017, we reduced inventory levels to improve cash flow by selling bulk kernel sooner. This change has resulted in gross and net revenues that are not comparable to 2016 on a quarterly basis. We had higher branded products segment revenues in the first two quarters of 2017, largely due to the change in timing of when bulk kernel was sold rather than due to increased revenues from the branded products, and we had lower net revenues in the third quarter, resulting in year-to-date gross revenue similar to 2016. The change in emphasis has allowed the branded products segment to reduce shipping and storage expenses related to holding inventory and allowed it to reduce its selling and marketing activities.

Gross segment revenue for the three and nine months ended September 30, 2017, decreased $3.1 million and $55,000, respectively, compared to the same periods in 2016 due to lower sales of bulk kernel offset by higher sales of branded products. Net branded products revenue and bulk kernel sales were $2.6 million and $1.2 million, respectively for the three months ended September 30, 2017, compared to $1.3 million and $5.5 million, respectively, for the same period in 2016. Net branded products revenue and bulk kernel sales were $5.4 million and $11.2 million, respectively for the nine months ended September 30, 2017, compared to $4.7 million and $11.3 million, respectively, for the same period in 2016. Net branded products segment revenues grew over the nine months ended September 30, 2017, compared to the same period in 2016 due to reduced deductions to gross revenue.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. Deductions to gross revenue decreased by approximately $84,000 and $608,000 respectively, for the three and nine months ended September 30, 2017, compared with the same periods in 2016. We offer a variety of sales and promotion incentives to our customers, such as price discounts, slotting allowances, advertising allowances, in-store displays and consumer coupons. Slotting allowances are one-time costs paid to gain distribution primarily in the grocery channel and totaled $9,700 and $126,000 for the three months ended September 30, 2017 and 2016, respectively. Slotting allowances totaled $162,000 and $469,000 for the nine months ended September 30, 2017 and 2016, respectively. We reduced the amount of new slotting allowances offered in the first nine months of 2017 compared to the same period in 2016.

Cost of revenues (excluding inter-segment eliminations) for the three and nine months ended September 30, 2017, decreased by $2.7 million (47%) and $93,000 (1%), respectively, compared to the same periods in 2016. The cost of revenues decreased for the three months ended September 30, 2017, due to lower bulk sales in the third quarter as much of the bulk had been sold in the first six months of 2017. Cost of revenues for the nine months ended September 30, 2017, were approximately the same as cost of revenues for the same period in 2016, because gross revenue for the nine months ended September 30, 2017, was approximately the same as gross revenue for the nine months ended September 30, 2016. Our prices for intersegment sales of kernel from the orchards to branded products are set pursuant to an intercompany agreement at cost plus a mark-up.

Operating income for the branded products segment for the three and nine months ended September 30, 2017 increased $220,000 and $2.0 million, respectively, from operating losses in the same periods in 2016 mainly due to higher gross margins and lower selling expenses partially offset by higher general and administrative costs in the first two quarters of 2017. Selling expenses decreased due to decreased marketing and sales personnel costs as a result of cuts in expenditures and lower storage and handling costs and freight costs due to sales of bulk kernel after processing instead of inventorying it.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $611,000 and $2.3 million for the three and nine months ended September 30, 2017, respectively, and were $720,000 and $2.1 million for the three and nine months ended September 30, 2016. The decrease in general and administrative expenses in the three months ended September 30, 2017, compared to 2016 was mainly attributable to lower legal fees as compared to 2016. The increase in general and administrative expenses in the nine months ended September 30, 2017, was attributable to increases in accrued bad debt expense and officer compensation offset by lower legal fees due to the settlement of outstanding litigation. We are still working on collection of the amount accrued for bad debt.

Selling Expenses

Selling expenses on a consolidated basis were $452,000 and $1.5 million for the three and nine months ended September 30, 2017, respectively, compared to $947,000 and $3.1 million for the same periods in 2016. The decrease in selling expenses in 2017 was attributable to lower storage and handling costs and freight due to the branded products segment selling bulk kernel immediately after processing rather than holding it in inventory. Decreased advertising costs, product development costs, sales personnel and other selling and marketing expenses also contributed to the decrease in selling expenses.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017, was $121,000 and $696,000, respectively, compared to $313,000 and $898,000 for the same periods in 2016. The decreases in the three months and nine months ended September 30, 2017, were due to (i) a lower balance outstanding on the line of credit as a result of payments from operating cash flow and from proceeds from the rights offering and (ii) repayment of the 2015 Bridge Loan and the 2010 Term Loan in May 2017, partially offset by a higher interest rate charged on line of credit balances.

Other Income and Expenses (net)

Other income, net of other expense, was $290,000 and $261,000 for the three and nine months ended September 30, 2017, respectively. Other income, net of other expense, was $189,000 and $374,000 for the three and nine months ended September 30, 2016, respectively. Other income for the nine-month period ended September 30, 2017, was comprised of a $179,000 dividend from American AgCredit and proceeds of $306,000 from a crop insurance claim offset by separation costs due to a reduction in employees. The other income for the nine months ended September 30, 2016, was primarily attributable to a patronage dividend from AgCredit.

Net Income (Loss)

For the three and nine months ended September 30, 2017, we had net income of $161,000 and net loss of $807,000, respectively, compared to net losses of $17,000 and $1.1 million for the same periods in 2016. The net income in the three-month period ended September 30, 2017, was primarily due to net income from our branded products segment and a crop insurance claim in our orchard segment. The net loss for the nine-month period ended September 30, 2017, was primarily attributable to lower gross margin from sales of kernel due to a small 2016 crop which resulted in a high nut cost on sales of 2016 kernel and due to other losses from separation of employees and bad debt. The net loss in the three- and nine-month periods ended September 30, 2016, was primarily attributable to high selling and general and administrative expenses in the branded products business, partially offset by higher gross profit and increased income from the orchard segment.

Income Taxes

The Partnership is subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues). For the three and nine months ended September 30, 2017, gross income tax expense was $13,000 and $15,000, respectively, compared to a $18,000 and $119,000 gross income tax expense for the same periods in 2016.

Our wholly owned subsidiary, Royal, is subject to taxation as a C corporation at the current federal tax rate of 35% and a blended state tax rate of approximately 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset at September 30, 2017, was $3.5 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of Royal’s net operating loss carry-forwards.

Liquidity and Capital Resources

Our businesses are seasonal. Production from our orchard segment normally peaks in the fall and winter; however, farming operations continue year-round.

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$10,777	$1,132
Accounts receivable	2,817	3,215
Inventories	7,610	10,293
Accounts payable	828	781
Accrued payroll and benefits	1,211	760
Net working capital (1)	18,487	154

(1)	Working capital consists of total current assets less total current liabilities.

At September 30, 2017, our working capital was $18.5 million and our current ratio (current assets/current liabilities) was 6.94-to-1, compared to working capital of $154,000 and a current ratio of 1.01-to-1 at December 31, 2016. The working capital increase was attributable to our rights offering to raise equity that was completed in May 2017, the extension of the line of credit which moved the balance of the line of credit to long-term, and increased cash flow from operations for the nine months ended September 30, 2017. We believe that as of the date of the filing of this quarterly report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Debt

As of the indicated dates, we had the following long-term debt outstanding (in thousands):

	September 30,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2020)(1)	$1,800	$8,150
2015 Bridge Loan (due 2017)	-	2,835
2010 Term Loan (due 2020)	-	3,762
2015 6-Year Term Loan (due 2021)	3,062	3,792
2015 20-Year Term Loan (due 2035)	4,673	4,936
Other	-	7
Total principal amount of long-term debt	9,535	23,482
Less: unamortized debt issuance costs	(114)	(163)
	9,421	23,319
Less: current portion of long-term debt	(988)	(13,155)
Total long-term debt outstanding	$8,433	$10,164

______________________________________________________________________

(1)	On July 13, 2017, the maturity date was extended to July 15, 2020.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2017(1)	2018	2019	2020	2021	Remaining
Debt	$9,535	$146	$1,138	$1,138	$2,938	$555	$3,620

_________________________

(1)   For remainder of 2017.

Credit Agreement with AgCredit PCA. On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, Royal Hawaiian Resources, Inc. through June 2016 (the “Managing Partner” or “RHR”), Royal and Royal Hawaiian Services, LLC (“RHS”), as the borrowers, and American AgCredit PCA (“AgCredit PCA”), as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, modified or supplemented from time to time, the “PCA Credit Agreement.”). Set forth below is a summary of the borrowings provided for by the PCA Credit Agreement:

Revolving Credit Facility. The PCA Credit Agreement provides for a $9 million revolving credit facility (the “Revolving Credit Facility”), which was scheduled to mature on July 15, 2017. On July 13, 2017, we entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with AgCredit PCA. The Seventh PCA Credit Agreement Amendment extended the maturity date by three years to July 15, 2020. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at September 30, 2017, was 5.25% per annum.

As of September 30, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $1.8 million and $8.15 million, respectively.

2010 Term Loan. The PCA Credit Agreement governed a 2010 term loan of $10.5 million, which was scheduled to mature on July 1, 2020 (the “2010 Term Loan”). The 2010 Term Loan bore interest at a fixed rate of 6.5% per annum until March 27, 2015. Since that date the interest rate has been 6.0% per annum. As of December 31, 2016, the outstanding balance on the 2010 Term Loan was $3.762 million. The 2010 Term Loan was repaid in full in May 2017, and all references to the 2010 Term Loan were deleted from the PCA Credit Agreement pursuant to the Seventh PCA Credit Agreement Amendment.

2015 6-Year Term Loan. The PCA Credit Agreement provides for a six-year term loan of $5.25 million, which matures on March 27, 2021 (the “2015 6-Year Term Loan”). The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of September 30, 2017 and December 31, 2016, the outstanding balance on the 2015 6-Year Term Loan was $3.062 million and $3.792 million, respectively.

2015 Bridge Loan. In connection with our June 2015 acquisition of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”), the PCA Credit Agreement was amended to provide for a bridge loan of $2.835 million (the “2015 Bridge Loan”), which was due to mature on the earlier of (a) July 15, 2017, or (b) the date that we receive net proceeds from any issuance of equity, subject to certain exceptions. The 2015 Bridge Loan originally bore interest at the base rate plus three quarters of one percent (0.75%) where the base rate (“Base Rate”) is the higher of (i) one half of one percent (0.5%) per annum in excess of the latest Federal Funds Rate, and (ii) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. As of September 1, 2016, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.00%. As of April 15, 2017, the interest rate on the 2015 Bridge Loan increased to the Base Rate plus 1.25%. The proceeds of the 2015 Bridge Loan were used by us on June 16, 2015, for the Becker Property Acquisition. The 2015 Bridge Loan was repaid in full in May 2017, and all references to the 2015 Bridge Loan were deleted from the PCA Credit Agreement pursuant to the Seventh PCA Credit Agreement Amendment.

The borrowings pursuant to the PCA Credit Agreement are collateralized by all of our personal and real property assets, including a second priority interest in the properties acquired in the Becker Property Acquisition. The PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants, including minimum consolidated tangible net worth commencing with the fiscal year ending December 31, 2017, and minimum Consolidated EBITDA (as defined below). Pursuant to the Seventh PCA Credit Agreement Amendment, the minimum Consolidated EBITDA was changed from $2,500,000 on the last day of each fiscal quarter to $2,000,000 for the quarter ending June 30, 2017, which brought us into compliance with the Consolidated EBITDA covenant for that quarter. Under the PCA Credit Agreement, we are required to achieve minimum Consolidated EBITDA for future four-quarter periods ending on the last day of each fiscal quarter as follows:

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

Management believes that the Consolidated EBITDA covenant is a material term of the PCA Credit Agreement and that information about the Consolidated EBITDA covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

Four Quarters ended September 30, 2017
(in thousands)
Consolidated Net Loss	$(1,660)
Total interest expense	980
Income taxes	(35)
Depreciation and amortization	3,115
Consolidated EBITDA	$2,400

Credit Agreement with AgCredit FLCA. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million 20-year term loan that matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The FLCA Credit Agreement requires the maintenance of certain financial covenants, including a covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) not to exceed 4.0 to 1.0 as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of September 30, 2017 and December 31, 2016, the outstanding balance on the 2015 20-Year Term Loan was $4.673 million and $4.936 million, respectively.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Cash and cash equivalents at beginning of period	$1,132	$404
Net cash provided by (used in) operating activities	5,000	(50)
Net cash used in investing activities	(1,266)	(167)
Net cash provided by financing activities	5,911	572
Cash and cash equivalents at end of period	10,777	759

Operating Cash Flow. Net cash provided by and used in operating activities for the nine months ended September 30, 2017 and 2016, was $5 million and ($50,000), respectively, an increase of $5.05 million. Net loss decreased $337,000 for the first nine months of 2017, and there were positive changes in asset and liability balances, including a $2.7 million reduction in inventory and deferred farming cost, which was comprised of a $3.4 million reduction in inventory and an $736,000 change in deferred farming cost. Cash provided by operating activities was $5.05 million more than the cash used in operating activity in the first nine months of 2016. Inventory decreased in the first nine months of 2017 due to the Partnership selling bulk kernel. The decrease in deferred farming costs was due to a higher standard cost being used in the first nine months of 2017 compared to the same period in 2016, which resulted in more farming costs being included in cost of goods sold and inventory in the first nine months than in 2016. As discussed in Note 5 – Inventories to the accompanying financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, costs related to maintaining the orchards and preparing for harvest are deferred and capitalized to inventory as the nuts are harvested. As we have become more vertically integrated, the timing of operating cash flows has changed as our nuts are being inventoried and sold throughout the year.

Investing Cash Flow. Cash used in investing activities of $1.3 million in the nine months ended September 30, 2017, was used for equipment purchases, relocation of the Keaau operations and garage, and the purchase of a building in Pahala for $210,000. Cash used in investing activities of $167,000 in the nine months ended September 30, 2016, was used for small equipment purchases.

Financing Cash Flow. Financing activities for the nine months ended September 30, 2017, consisted of net proceeds from our May 2017 rights offering of $19.9 million, proceeds of $400,000 from the Revolving Credit Facility, payments of $7.6 million on our long-term debt and payments of $6.75 million on our Revolving Credit Facility.

Financing activities for the nine months ended September 30, 2016, consisted of proceeds of $4.0 million under our Revolving Credit Facility and $224,000 received from the sale of the General Partner. We made payments on our long-term debt in the amount of $3.7 million, which includes $2 million on our Revolving Credit Facility, during the nine months ended September 30, 2016.

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

PART II     Other Information

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

11.1+	Statement re Computation of Net Income (Loss) per Class A Unit

31.1+	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the nine months ended September 30, 2017, filed on November 14, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: November 14, 2017

	By:	/s/ Bradford Nelson
Bradford Nelson
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive and Financial Officer)