Form 10-K
period 2017-12-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2018-03-09
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting equity (consisting of Class A Units) held by non-affiliates as of June 30, 2017, was $6,906,282 based on the last reported sales price on the OTCQX on that date of $2.00 per Unit.

The number of outstanding Class A Units as of March 9, 2018, was 22,200,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in or incorporated by reference into this prospectus are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend,” “target,” “potential,” “assume” and similar expressions (including negative and grammatical variations) and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;
●	competition in the markets in which we operate;
●	expected costs to produce kernel;
●	ability to pass along increased costs;
●	water needs of maturing orchards and effects on production of insufficient irrigation;
●	the sufficiency of our irrigation wells;
●	nut roasting and other measures to maintain product quality and prevent contamination;
●	industry trends;
●	relations with employees;
●	assumptions impacting expenses and liabilities related to our pension obligations;
●	anticipated contributions to our pension plan;
●	lower yields and cash flows from newer orchards;
●	anticipated nut production;
●	plans for the branded products segment;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	seasonality of nut production;
●	our ability to engage third parties to process our nuts and the cost of such processing;
●	factors that influence consumer purchases;
●	consumer demands regarding food standards and their impact on our costs and operating results;
●	reliance on third-party manufacturers;
●	delays in production or delivery of nuts;
●	use of herbicides, fertilizers and pesticides;
●	our belief that we are in compliance with environmental regulations;
●	tax implications of owning our Units;
●	the expected renegotiation of certain leases;
●	the adequacy of our insurance, including product liability and crop insurance; and
●	impact of new accounting rules.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	the factors discussed in Item 1A – Risk Factors of this Annual Report on Form 10-K;
●	our ability to sell equity, extend or refinance our debt, or to otherwise raise funds to meet our current obligations and debt service requirements;
●	changing interpretations of accounting principles generally accepted in the United States of America;
●	outcomes of litigation, claims, inquiries or investigations;
●	world market conditions relating to macadamia nuts;
●	the weather and local conditions in Hawaii affecting macadamia nut production;
●	diseases and pests affecting macadamia nut production;
●	legislation or regulatory environments, requirements or changes adversely affecting our businesses;
●	labor relations;
●	general economic conditions;
●	geopolitical events and regulatory changes;
●	our ability to retain and attract skilled employees;

●	our success in finding purchasers for our macadamia nut production at acceptable prices;
●	the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, shippers and distributors;
●	the availability and cost of raw materials;
●	availability and cost of labor, fuel, materials, equipment, and insurance;
●	nonperformance by a significant customer; and
●	our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

PART I

ITEM 1.	BUSINESS OF THE PARTNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”). On October 1, 2012, the Partnership changed its name from ML Macadamia Orchards, L.P. to Royal Hawaiian Orchards, L.P. to better enable the Partnership to brand its products. Royal Hawaiian was the original brand name used to market the macadamia nuts grown from 1946 until 1973 on the acreage that now comprises our orchards. Bulk macadamia kernel and branded product sales are made through the Partnership’s wholly owned subsidiary, Royal Hawaiian Macadamia Nut, Inc. (“Royal”). Unless the context otherwise requires, Royal Hawaiian Orchards, L.P. and its subsidiaries are referred to in this report as the Partnership and “we,” “us” or “our.”

Our principal executive offices are located at 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720, and our telephone number is (808) 747-8471. Our Depositary Units Representing Class A Units of Limited Partnership Interests (“Units”) are currently traded on the OTCQX platform under the symbol “NNUTU.”

Overview

We are a producer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,010 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

Business Segments

We have two business segments: orchards and branded products. The orchards segment derives its revenues from the sale of wet-in-shell (“WIS”) macadamia nuts, sale of dry-in-shell (“DIS”) macadamia nuts, sale of macadamia nut kernel to Royal, revenues from contract farming, and orchard lease income. The branded products segment derives its revenues from the sale of bulk macadamia kernel and, through 2017, of branded macadamia nut products by Royal.

Information concerning industry segments is set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Orchards Segment

The orchards segment grows and farms macadamia nuts for sale as WIS and DIS, and for sale as macadamia nut kernel to Royal for the sale of bulk kernel and the processing and sale of branded products. The orchards segment also provides contract farming services and leases orchards.

Most of our WIS nuts are dried, sent to a third-party processor for shelling and then sold as bulk kernel or used in our branded products. We also sell to Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) pursuant to three long-term agreements, which represented approximately 23% and 18% of our production in 2017 and 2016, respectively.

Nuts retained by us for use in our branded products segment are dried and then sent to a third-party processor for shelling.

Competition. Demand for macadamia nuts in the United States and Hawaii has been strong. Our nuts are sold to Royal, to Mauna Loa under long-term contracts and to processors, with and without contracts. We compete with other growers in Hawaii for labor and with processors for WIS nuts to process and sell through Royal.

Macadamia Farming. We farm approximately 5,010 tree acres of orchards that we own or lease, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

All orchards are located in two separate regions on the island of Hawaii (“Keaau” and “Ka’u”). Because each region has different terrain and weather conditions, farming methods vary somewhat between the regions.

Branded Products Segment

Our branded products segment sells bulk kernel to customers throughout the world directly and through brokers and marketed branded products under the ROYAL HAWAIIAN ORCHARDS® brand name. In 2017, because of strong prices for bulk kernel and the need to generate cash flow, we reduced our investment in growing sales of branded products and focused on profitability and minimizing inventory balances. On February 28, 2018, we announced the sale of our branded products snack business. After close of the sale in March 2018, the branded products segment will focus exclusively on bulk macadamia kernel sales.

Customers. Royal sells bulk kernel to nut brokers and companies who use the kernel in their products. The branded products were sold to wholesale customers in the United States.

Competition. Our principal competitors in the sale of bulk macadamia kernel are sellers of macadamia kernel from Australia, South Africa and other macadamia producing countries.

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

Significant Customers

Mauna Loa has historically been and still is our largest customer. WIS nut sales to Mauna Loa represented approximately 33% and 19% of our nut production in 2017 and 2016, respectively. In addition, in both 2017 and 2016 Mauna Loa bought macadamia nut kernel. Sales of WIS nuts and kernel totaled $8.5 million in 2017 compared to $6.9 million in 2016 and represented 26% of net revenue in both 2017 and 2016. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation. In 2017, two other customers, Golden Peanut Company, LLC and Specialty Commodities, Inc., both owned by Archer Daniels Midland Company, purchased bulk kernel which together represented 15% of net revenue.

Employees

As of December 31, 2017, we employed 297 people: 83 full-time employees; 206 seasonal employees; and 8 part-time employees.  Of the total, 15 are in farming supervision and management, 267 are in production, maintenance and agricultural operations, 15 are in accounting and administration, and one in sales.

We are a party to two collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) Local 142. These agreements cover all production, maintenance and agricultural employees of the Ka’u and Keaau orchards. On January 8, 2017, we and ILWU Local 142 agreed to two new three-year contracts, which are effective June 1, 2016 through May 31, 2019. Although we believe that relationships with our employees and the ILWU are good, there is no assurance that we will be able to extend these agreements on terms satisfactory to us when they expire.

Taxation

The Partnership has a grandfathered tax status, which allows it to be treated as a partnership for tax purposes, even though it is publicly traded, provided that it pays a 3.5% federal tax on gross income from the active conduct of the trade and business of the Partnership. The Partnership will cease to be treated as a partnership for tax purposes if the Partnership engages in a substantially new line of business. A substantially new line of business conducted through a wholly owned corporate subsidiary of the Partnership is not deemed to be a new line of business for tax purposes. Accordingly, the Partnership manufactures, markets and sells its branded products through its wholly owned corporate subsidiary, Royal. Any income or gain the Partnership derives from transactions with Royal would be included in income or gain of the Partnership that would flow through to the unitholders. Conversely, tax losses in Royal may not be available to offset the taxable income of the Partnership. As a result, the Partnership may have income allocable to unitholders on which the unitholders are obligated to pay taxes yet have no cash available for distribution. See Item 1A – Risk Factors – Tax Risks of Owning Our Units - Our branded products line of business operates through a corporate subsidiary, which may result in increased taxes and – Your tax liability from the ownership of Units may exceed your distributions from the Partnership. The Partnership intends to maintain its status of being taxed as a partnership.

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

Recent Developments

Settlement Agreement with Olson Trust. The Partnership entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”) on February 14, 2017. On February 22, 2018, the Partnership and Olson Trust completed substantially all of the transactions contemplated by the Settlement Agreement, with the exception of a couple of small parcels subject to legal partition. Pursuant to the Settlement Agreement, the Partnership gained ownership of 653 acres of land, which includes the land underlying 382 acres of its trees and the land underlying its husking and drying plants, and the Partnership will gain ownership of the land underlying its garage and field office upon completion of the partition of the parcel underlying those facilities. The Partnership relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of trees, and 30 acres of owned land, including 24 acres of trees (collectively, the “Olson Settlement”). For additional details of the terms of the Settlement Agreement, see Item 3 – Legal Proceedings and Note 15 – Litigation Loss Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sale of Brands and Macadamia Snack Business. On February 28, 2018, Royal entered into a definitive agreement to sell its brands and macadamia snack business to MacFarms, LLC (“MacFarms”). MacFarms will acquire from Royal all assets which are currently owned by Royal that are used in the marketing and retail sales of macadamia nuts under Royal’s trademark and trade-name brands, including but not limited to the ROYAL HAWAIIAN ORCHARDS® trademark, for 11,220,242 ordinary fully paid shares, approximately 13% of the issued shares, in Buderim Group Limited (ASX:BUG), the parent company of MacFarms. The Partnership will also enter into a supply agreement to sell kernel at international prices to MacFarms. In addition, the Partnership and MacFarms will enter agreements to process each other’s wet-in-shell nuts as needed and to explore a joint investment in a processing facility in Hawaii.

In 2012, the Partnership established Royal to sell its bulk kernel and to supply its newly developed line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®, which together made up its branded products segment. In the first half of 2017, the Partnership began focusing more on its bulk macadamia kernel business with sales into Europe, Asia and the US. With the sale of its brands and the macadamia snack business, the Partnership will focus on its orchard business and on sales of macadamia kernel from its orchards and other Hawaiian orchards to MacFarms and other customers worldwide at prices higher than can be obtained by selling wet-in-shell in Hawaii.

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

We rely on external financing, currently being provided by an Amended and Restated Credit Agreement with American AgCredit, PCA (“AgCredit PCA”) and a Credit Agreement with American AgCredit, FLCA (“AgCredit FLCA”), through a revolving credit facility and several term notes. These agreements contain various terms and conditions, including financial ratios and covenants, and are secured by all of the real and personal property of the Partnership. We are currently in compliance with our credit agreements, however on multiple occasions during the last several years and as recently as the end of 2016, we have failed to comply with various financial covenants under our credit agreements but have been able to obtain waivers or modifications of the agreements to avoid a default. If we are unable to meet the terms and conditions of our credit agreements or to obtain waivers or modifications of such credit agreements, we could be in default under our credit agreements, and the lenders would be able to accelerate the obligations and foreclose on the collateral securing the indebtedness. There is no assurance that we will be able to comply with our credit agreements or obtain waivers or modifications in the future to avoid a default. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our Units.

Since we launched our branded products in November 2012, we have only generated enough revenue to exceed our expenditures once, during the twelve-month fiscal period ending December 31, 2017. We have financed our operations primarily through our cash flow from operations, our revolving credit facility and offerings of Units. At December 31, 2016, we only had $154,000 of net working capital. During 2017, we reduced costs, reduced levels of inventory, raised additional equity financing, paid off and extended debt so that working capital at December 31, 2017, was $19.1 million. In 2017, we benefited from a larger spring crop due to a late start to harvest in the 2016-2017 crop year and an early start to harvest in the 2017-2018 crop year, which resulted in an increase in the calendar year crop and positive net income. We cannot be certain that we will be able to maintain profitability in the future.

We have historically depended on a significant nut purchaser.

In 2017 and 2016, we sold approximately 33% and 19% of our WIS nut production to Mauna Loa. In 2017 and 2016, we also sold kernel to Mauna Loa totaling $2.3 million and $4.4 million and together with WIS sales represented 26% of our total net revenue in both 2017 and 2016. Mauna Loa is a significant customer, and any disruption of the Mauna Loa relationship could significantly adversely affect us if we are not able to find alternative purchasers of our nut production at comparable prices.

We are subject to the risk that market prices of macadamia nuts may not be adequate to cover our costs of production.

We have three long-term agreements requiring Mauna Loa to purchase the nuts from orchards that we purchased from International Air Service Co., Ltd. (“IASCO”). The IASCO orchards have historically represented approximately 20% (23% and 18% in 2017 and 2016, respectively) of our nut production. These contracts expire in 2029, 2078 and 2080 and provide for market-determined prices. All other macadamia nuts are sold at market prices. We are subject to the risk that world market prices could decline such that we would not be able to sell our nuts at prices that covers our cost of production.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.

We dry our nuts at our drying plant and process and manufacture nuts into products at third-party processor and manufacturing facilities. A temporary or extended interruption in operations at any of these facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our process and manufacturing operations, disrupt communications with our customers and suppliers, and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of these facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs or, in the case of our drying facility, prevent us from having sufficient nuts for our branded products business. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.

We are dependent on third-party manufacturers to process our products, and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders could adversely affect our ability to make timely deliveries of product.

We currently rely on and may continue to rely on third-party manufacturers to process our products. If one of these manufacturers were unable or unwilling to produce our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, and we may be unable to do so. Due to industry and customer requirements that manufacturers of food products be certified and/or audited for compliance with food safety standards, the number of qualified manufacturers is constrained. As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources. In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those that we currently enjoy.

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

Any significant delays of shipments to or from our processors could adversely affect our sales.

Shipments to and from our processors could be delayed for a variety of reasons, including weather conditions, strikes, and shipping delays. Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition, and could cause our sales and earnings to fluctuate during a particular period or periods. We have from time to time experienced, and may in the future experience, delays in the production and delivery of product.

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

Our branded products segment requires us to carry additional inventory, which increases our working capital needs and our reliance on generating additional income from sales or obtaining additional external financing.

Although branded products segment revenues are more evenly distributed throughout the year, this change has required us to carry larger quantities of inventory, increasing our working capital needs. If we are unable to generate additional working capital from product sales or obtain external financing, we may not be able to build the inventory necessary to maintain a sufficient and consistent supply of our branded products to meet customer demands, which could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

The price at which we can sell our macadamia nuts may not always exceed our cost of revenues.

During 2017, our costs to farm and produce macadamia nuts, including depreciation of the trees, varied between 66.4 cents and 80.2 cents per WIS pound (depending on the orchard) or an average of approximately 71.9 cents per WIS pound. Macadamia orchards are required to be cultivated and farmed in order to maintain the trees, even in years where the price at which the macadamia nuts could be sold do not cover the cost of revenues in any specific orchard. In such event, we could suffer losses from certain orchards, and our financial performance could be adversely affected. There is no assurance that the prices of macadamia nuts in the future will exceed the costs of production.

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

Macadamia trees are susceptible to various diseases and pests that can affect the health of the trees and resultant nut production.  There are several types of fungal diseases that can affect flower and nut development.  One of these is Phytophthora capsici, which affects the macadamia flowers and developing nuts, and another, Botrytis cinerea, causes senescence of the macadamia blossom before pollination is completed.  Extended periods of cool, wet weather increase the risk of Phytophthora development, whereas Botrytis development is bolstered by warm, moist evening weather.  Historically, these fungi have infested the reproductive plant parts at orchards located in Keaau during periods of persistent inclement weather.  These types of fungal disease are generally controllable with fungicides. Tree losses may occur due to a problem known as Macadamia Quick Decline (“MQD”).  This affliction is caused by Phytophthora tropicalis, which is associated with high moisture and poor drainage conditions.  The Keaau orchards are areas with high moisture conditions and may be more susceptible to the MQD problem.  Afflicted trees in these regions are replaced with cultivars that are more resistant to MQD.  The Partnership’s Keaau orchards experienced tree replacement of 0.17% in 2017 and 1.6% in 2016.

The Southern Green Stink Bug causes unattractive stippling to the mature kernels and causes pre-mature drop of young nuts.  It has potential to reduce the crop size and quality.  Stink bug damage has historically increased during dry periods.  As their preferred fabaceous host plants in pasturelands neighboring our orchards succumb to the dry weather and die, the stink bugs migrate to the macadamia trees as a secondary host plant. Losses of SGSB were 2.6% overall in 2017, though levels in Kau were higher than Keaau; the highest damages from Stink Bug were above 9% in Fall 2017. Two natural enemies, a wasp and a fly, generally keep nut losses at acceptable levels.  An insect known as the Koa Seed Worm (“KSW”) causes full-sized nuts to fall that have not completed kernel development.  The Tropical Nut Borer Beetle (“TNB”) bores through the mature macadamia shell and feeds on the kernel.  Damages caused by each insect may fluctuate when unfavorable environmental conditions affect the natural enemy populations. Damage caused by TNB increases the mold content of in-shell nuts and is not easily detectable prior to cracking. TNB can cause otherwise good quality kernel to receive flavor and odor contamination from TNB damaged nuts during the cracking process.

In March 2005, a foreign insect pest, the Macadamia Felted Coccid (“MFC”), or Eriococcus ironsidei, was detected on macadamia trees in the South Kona area on the island of Hawaii.  The insect originates from Australia, where populations are kept under control from native predators and parasites.  In Hawaii, however, in the absence of its natural enemies, MFC has become a serious problem on macadamia nut trees.  The insect causes defoliation, weakening and breakage of large branches and limbs, and, in severe cases, may cause or contribute to tree death.  Yearly surveys conducted in Ka’u have shown MFC to be present extensively throughout the orchards.  Climatic conditions, particularly extremely dry weather, are conducive for increased MFC activity.  Collaboration continued in 2017 with other growers and the State of Hawaii to control this pest.  At this point in time, MFC is not fully understood.  In particular, there is a deficit of information on how MFC is able to cause so much damage to such large trees and what level of production loss is attributed to MFC.  Research is currently being conducted by the University of Hawaii to assess the level of crop loss due to MFC.  Chemical treatments using products approved for use under federal and state laws are being performed throughout our Ka’u orchards.  In 2017, 1,593 acres were sprayed for MFC in the Ka’u orchards.  An integrated pest management (IPM) strategy was developed and implemented within the orchards, which targets “hot spots”, or high population areas.  This strategy includes tracking populations in both treated and untreated areas. MFC was first detected in our Keaau orchard in the spring of 2015.  Treatment was administered shortly after detection. Both treated and untreated areas in the Keaau orchard continue to be monitored for MFC; however, due to the expedience of the treatment and the normal high levels of rainfall, the MFC population was low in 2017.

As indicated above, natural enemies are relied upon to manage insects that contribute to nut loss.  Without these natural enemies, greater losses are possible.  Approved pesticides may be available to manage economically significant insect pests; however, their use is limited to situations where treatment costs and nut loss justify their use, and when their use does not disrupt the natural enemy population.

Honey bees are placed in the orchards to supplement other insect pollinators during the flowering season.  In late 2008, the Hawaii Department of Agriculture identified the Varroa mite on feral honey bees near the port of Hilo, Hawaii.  This mite is an ectoparasite that attaches to the body of honey bees and weakens them and can result in the destruction of bee hives and colonies.  Apiaries that place hives in the macadamia nut orchards must manage this pest with miticide in order to maintain healthy bee colonies and avoid the development of resistance to the miticide.

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

Our orchards are located in areas on the island of Hawaii that are susceptible to natural hazards, including drought, wildfires, heavy rains, floods, and windstorms.  Our orchards located in the Ka’u region are susceptible to wildfires during periods of drought.  In June and July 2012, a wildfire caused widespread damage to agricultural crops in the Ka’u region.  The fire resulted in damage to irrigation pipes and approximately 24 tree acres of our macadamia nut orchards.  Our orchards are also located in areas that are susceptible to storms which produce heavy rainfall.  Twenty-seven major windstorms have occurred on the island of Hawaii since 1961, and six of those caused material losses to our orchards. In November 2000, the Ka’u region was affected by flooding, resulting in some nut loss.  Since the flood in 2000, heavy rain and flooding in the Ka’u region has not been as damaging but continue to be potential risks that can affect our nut production.  On August 7, 2014, Tropical Storm Iselle made landfall on the island of Hawaii with high winds and heavy rain resulting in some tree damage and loss, increases in immature nut drop, and mature nut loss due to storm run-off.  In January 2015, another windstorm swept through the Ka’u region and caused a 1% loss of canopy and trees in our orchards.   Most of our orchards are surrounded by windbreak trees, which provide limited protection.  Younger trees that have not developed extensive root systems are particularly vulnerable to windstorms.  The occurrence of any natural disaster affecting a material portion of our orchards could have a material adverse effect on our business, financial condition and results of operations.

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

During 2017, the Ka’u and Keaau areas recorded 117% and 89%, respectively, of the 20-year average rainfall. The productivity of orchards depends in large part on moisture conditions. Inadequate rainfall can reduce nut yields significantly, whereas excessive rain without adequate drainage can foster disease and hamper harvesting operations.  Although rainfall at the orchards located in the Keaau region has generally been adequate and at times excessive for the orchards, the orchards located in the Ka’u area generally receive less rainfall.  To supplement natural rainfall, a portion of the Ka’u orchards is presently irrigated.  Irrigation can mitigate some of the effects of a drought, but currently it cannot completely supplement the complete needs of the trees and crops.  The timing of rainfall relative to key development stages in the growing season can impact nut production.  Excessive rains during the flowering season affects pollination and nut set at the Keaau orchards where flowering and the rainy season coincide.  Regardless of the timing, lack of or excess of adequate rainfall for prolonged periods of time will also negatively affect nut production.

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

We obtain tree insurance each year under a federally subsidized program. The tree insurance for 2017 provides coverage up to a maximum of approximately $19.6 million against catastrophic loss of trees due to wind, fire or volcanic activity. Crop insurance was purchased for the 2017-2018 crop season and provides coverage for up to a maximum of approximately $8.1 million against loss of nuts due to wind, fire, volcanic activity, earthquake, adverse weather, wildlife damage and failure of irrigation water supplies. There is no assurance that such insurance will cover all losses incurred by the Partnership or that such insurance will be available or purchased in the same amount in future periods.

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

Significant influence over the Partnership’s affairs may be exercised by certain holders of Units. One couple controls over 66 2/3% of the Units and owns a controlling interest in the Managing Partner which gives them the ability to control or block significant transactions by the Partnership.

As of March 2, 2018, the holders of Units holding more than 5% of our Units were Fred and Mary Wilkie Ebrahimi (with approximately 77.3% beneficial ownership) and Barry W. Blank (with approximately 7.8% beneficial ownership). The Ebrahimis have the ability to control or block approvals that may be sought from holders of Units, including mergers, sales of substantial assets and modifications to the Partnership Agreement, which generally require approval by holders of a majority of the Units. The Ebrahimis also own a controlling interest in the sole shareholder of the Managing Partner. On June 30, 2016, the Partnership sold all of the issued and outstanding shares of capital stock of the Managing Partner to Crescent River (a company controlled by the Ebrahimis), effectively giving the Ebrahimis control of the Partnership.

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

Although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business, limited partnership interests are inherently different from the capital stock of a corporation. The Units represent limited partnership interests. The rights of a unitholder differ substantially from rights of a stockholder in many important respects. In particular, management of the Partnership is (except for certain specific matters requiring approval of unitholders) vested in the Managing Partner. Although holders of 66 2/3% of the Units have the power to remove and replace the Managing Partner, unitholders do not have the power to vote upon the composition of the Managing Partner’s board of directors. In addition, since the Ebrahimis control approximately 77.3% of our Units, the Managing Partner cannot be changed unless the Ebrahimis vote their Units in favor of the change. Moreover, the right of unitholders to participate in governance of the Partnership through exercise of voting rights is limited to certain specified matters.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date for implementation of this standard by one year. ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, including interim periods within that period. The Partnership anticipates adopting this guidance in the first quarter of 2018 and based on our analysis, it will not have a significant impact outside of enhanced disclosures in the Notes to Consolidated Financial Statements.

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

A holder of Units who disposes of Units will recognize gain or loss equal to the difference between the amount realized and the tax basis of such Units. Because distributions in excess of a unitholder’s allocable share of the Partnership’s net taxable income decrease the tax basis of the holder’s Units, the amount, if any, of such prior excess distributions with respect to the Units disposed of will, in effect, become taxable income if the Units are sold at a price greater than the tax basis of the holder of Units, even if the price received is less than the holder’s original cost.

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

Recently enacted legislation, applicable to the Partnership for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our unitholders with respect to an audited and adjusted return; the IRS may assess and collect taxes (including any applicable penalties and interest) directly from the Partnership in the year in which the audit is completed. Such tax liability will be determined without regard to unitholder-level tax items that could otherwise reduce tax due on any adjustments. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year. If permitted under future guidance from the IRS, the Partnership might elect to have the assessment made against the unitholders in the year under review in which event each unitholder would be required to take into account such adjustment at their level and pay additional tax for the current year.

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

Orchards Segment

Location. The Partnership owns or leases approximately 5,010 tree acres of macadamia orchards on the island of Hawaii. The orchards are located in two areas: Ka’u and Keaau. The Ka’u area is located in the south part of the island about 50 miles from Hilo and the Keaau area is located six miles south of Hilo on the east side of the island.

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

Age and Density. The productivity of macadamia nut orchards depends on several factors, including, among others, the age of the trees, the number of trees planted per acre, soil condition, climate, rainfall and/or irrigation. Assuming adequate moisture, the most significant characteristic affecting yields is maturity. The trees in a macadamia nut orchard generally begin to produce nuts at a commercially acceptable level at around nine years of age. Thereafter, nut yields increase gradually until the trees reach maturity at approximately 15 years of age, after which the nut yield remains relatively constant except for variances produced by rainfall, cultivation practices, pest infestation and disease. Of the 5,010 tree acres of macadamia orchards owned or leased by the Partnership, 4,252 are over 20 years of age. Up to 1% of trees are lost to various causes each year and management determines when and whether to replace such trees.

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

At Keaau, normal rainfall is adequate without irrigation, and the volcanic soil provides good drainage. However, short droughts and occasional flooding have occurred. In the event of a prolonged drought, production at Keaau might be affected. At Ka’u, located on the drier side of the island, the rainfall averages are substantially less than those at Keaau, particularly at the lower elevations. Approximately 672 acres at the lower elevations of Ka’u are irrigated from the Sisal Well, which provides additional water when required. The Palima Well provides irrigation for approximately 679 tree acres of IASCO orchards. Under extremely dry conditions at Ka’u, such as a prolonged drought, irrigation is not sufficient, and production and quality will be adversely affected.

Orchards. The following table lists each of the orchards, the date acquired, tree acres, tenure, and minimum lease rents as adjusted for the Olson Settlement.

Orchard	Acquired	Tree Acres	Tenure	Lease Expiration	Min. Rent Per Annum
Keaau I	June 1986	1,464	Fee simple
Ka’u I	June 1986	470	Fee simple
“	June 1986	491	Leasehold (1) (2)	2019	$26,042
Ka’u Greenshoe I	Dec. 1986	272	Fee simple
Keaau II	Oct. 1989	218	Fee simple
Ka’u II	Oct. 1989	32	Fee simple
“	Oct. 1989	172	Leasehold (1) (3)	2028	$18,035
“	Oct. 1989	21	Fee simple
“	Oct. 1989	185	Leasehold (1)	2031	$41,383
Keaau Lot 10	Sept. 1991	78	Fee simple
Ka’u O	May 2000	75	Fee simple
Ka’u O	July 1996	12	Leasehold (1)	Month-to-Month	$46 per month
Ka’u 715/716	April 2006	20	Fee simple
Ka'u M250	March 2005	3	Fee simple
IASCO I	Aug. 2010	412	Fee simple (4)
IASCO II	Aug. 2010	444	Fee simple (4)
Becker	June 2015	641	Fee simple (5)
Total acres		5,010	(6)

(1)	Lease of land only; trees may be removed at termination of lease.
(2)	Additional rental payment if USDA farm price for nuts is greater than $0.50 per pound ($521 per annum for each $0.01 per pound).
(3)	Additional rental payment if USDA farm price for nuts is greater than $0.70 per pound ($257 to $276 per annum for each $0.01 per pound).
(4)

Pursuant to a license agreement and two lease agreements that we assumed upon the acquisition of these properties from IASCO, we must sell all of our macadamia nut production from the IASCO orchards to Mauna Loa at prices determined pursuant to contractual formulas based on market price components. Adjusted for Olson Settlement.

(5)	The Becker orchard purchased in 2015 is subject to leases through 2021 so the Partnership only receives lease revenue for this orchard.
(6)	Total acres were reduced by 371 from 5,381 to 5,010, and fee simple tree acres increased by 355 from 3,795 to 4,150 due to the Settlement Agreement with the Olson Trust.

The approximately 4,150 tree acres of fee simple orchards is on 6,100 total acres of land owned by the Partnership. Our orchards typically use about 15% more land than the tree acres for roads, windbreaks and staging areas. Land exceeding the 15% could be planted or used for other purposes.

Certain leases require additional rental payments based on the USDA farm price of nuts. The additional rental payments were made to lessors in the aggregate amount of $75,000 in 2017 and $70,000 in 2016. The USDA net farm nut price published from the NASS Hawaii Macadamia Nuts Final Season report for the crop year ended June 30, 2017 was $1.00 per WIS pound. For crop years ended June 30, 2016 the USDA published nut price was $0.97 per WIS pound. All leases also require the Partnership to pay expenses with respect to the leased premises, including, but not limited to, Hawaii general excise tax and real property taxes.

Facilities

The Partnership owns a husking plant and drying plant on land in Pahala, Hawaii, that it now owns following closing of the Olson Settlement. The Partnership also owns a garage and field office buildings on leased land that it will own following completion of the partition of the parcel of land on which they are situated in accordance with the Olson Settlement. The Partnership leased its office in Hilo and leased its garage and field offices in Keaau until June 2017. The lease expense for the Hilo office was $28,500 in each of the years ended December 31, 2017 and 2016 and expires August 2018. The lease expense of the garage and field offices in Keaau was $30,000 and $60,000 in the years ended December 31, 2017 and 2016, respectively, and expired June 2017. The Partnership moved the business conducted from its field offices into facilities on its own property in Keaau.

Branded Products Segment

Royal began leasing property on June 1, 2013, for its sales office, which is located in Dana Point, California. The lease was extended and space added for a five-year term commencing on December 1, 2016. Lease expense for this sales office was $56,000 and $32,000 in the years ended December 31, 2017 and 2016, respectively.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported on a Current Report or Form 8-K filed on February 16, 2017, we entered into the Settlement Agreement with the Olson Trust on February 14, 2016. The Settlement Agreement resulted in the dismissal of all claims asserted by the parties in the following lawsuit: Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P., Circuit Court of the Third Circuit State of Hawaii, Civil No. 15-1-0016, filed on January 22, 2015, in which the Olson Trust sought a declaratory judgment that we had breached the terms of two leases (the “Greenshoe I and Greenshoe II Leases”), on which 609 tree acres of macadamia nut orchards are situated. The Olson Trust claimed that by failing to exercise “good husbandry” and permitting waste of the orchards through its horticultural practices, the Olson Trust is entitled to terminate the leases and reenter and expel us from the orchards.

Subsequent to our fiscal year end, on February 22, 2018, pursuant to the terms of the Settlement Agreement, each of the Greenshoe I and II Leases, as well as a third lease between the parties not in dispute (the “Ka’u Orchard 2000 Lease,” and, collectively with the Greenshoe I and II Leases, the “Leases”), have been terminated. In conjunction with the termination of the Leases, the Olson Trust conveyed all of its interests in the land and orchards subject to the Greenshoe I Lease to us, with the result being that we now own the land under our trees on that property. The parties have split ownership of the land and orchards subject to the Greenshoe II and Ka’u Orchard 2000 Lease, such that each party owns a portion of the land and the trees on the land previously subject to those leases. Under the Leases, we owned the trees and leased the land, and the Olson Trust owned the land but not the trees. We also now own the land previously leased under our husking plant and drying plant. The parties have also agreed to partition certain land so that we will obtain ownership of the land (currently leased) under our garage and field office. Additionally, after partitioning another parcel, we will convey to the Olson Trust our interest in approximately 30 acres of land and trees in our IASCO orchards along with our rights and obligations to sell the nut production from that acreage to Mauna Loa. Substantially all of the exchange of land and orchards was finalized on February 22, 2018, but several small parcels remain in escrow subject to government approvals of the partitions.

As a result of the settlement, we have gained ownership of 653 acres of land, which includes the land underlying 382 acres of our trees and the land underlying our husking and drying plants, and we have relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of owned trees, and 30 acres of owned land, including 24 acres of owned trees.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

Market Information

The Partnership’s Units trade on the OTCQX (symbol: “NNUTU”). High and low sales prices on the OTCQX per Unit during the last two fiscal years are shown in the table below:

		High	Low
2017:	Fourth Quarter	$2.37	$1.80
	Third Quarter	2.70	1.90
	Second Quarter	2.48	1.70
	First Quarter	3.00	1.95

2016:	Fourth Quarter	$3.02	$2.75
	Third Quarter	3.16	2.75
	Second Quarter	3.20	2.72
	First Quarter	3.24	2.57

The sales prices on the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

There were 560 record holders of Units on March 2, 2018. This is not the actual number of beneficial owners of our Units, because many of our Units are held by brokers and other nominees on behalf of individual unitholders.

Distribution Policy and Restrictions on Cash Distributions

Unitholders are entitled to receive distributions if, as and when declared by the Managing Partner out of funds legally available for distribution and in accordance with the terms of the Partnership Agreement. All distributions to unitholders are made in accordance with their respective participations in profits and losses of the Partnership. Under our Amended and Restated Credit Agreement effective March 27, 2015, tax distributions may be made without lender consent, but any other distributions will still require lender consent. No distributions were declared in 2017 or 2016.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended December 31, 2017. The selected financial data set forth below should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements.

	2017	2016	2015	2014	2013
	In thousands, except per unit data
Financial:
Total revenue	$32,195	$26,653	$18,510	$16,018	$13,853
Net cash provided (used) by operating activities (1)	5,840	(490)	(5,082)	178	(2,912)
Income (loss) before taxes	1,251	(1,927)	(2,064)	(6,209)	(3,625)
Net income (loss)	1,187	(1,996)	(2,192)	(6,193)	(3,670)
Distributions declared	-	-	-	-	150
Net working capital	19,082	154	8,680	4,638	165
Total assets	69,472	63,856	65,354	50,528	54,655
Long-term debt, non-current	6,430	10,164	19,942	4,677	5,716
Total partners’ capital	58,082	37,042	38,721	41,048	38,584

Per Class A Unit: (2)
Net income (loss)	0.07	(0.18)	(0.21)	(0.56)	(0.49)
Distributions	-	-	-	-	0.02
Partners’ capital	2.62	3.30	3.49	3.70	5.14

(1)	See the Statements of Cash Flows in the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the method of calculation.
(2)

22,200,000 Units were authorized, issued and outstanding at December 31, 2017. 11,100,000 Units were authorized, issued and outstanding at December 31, 2014, 2015 and 2016. 7,500,000 Units were authorized, issued and outstanding at December 31, 2013.

See Note 8 – Short-Term and Long-Term Debt and Lease Obligations to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the Partnership’s contractual obligations as of December 31, 2017.

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

Summary

Royal Hawaiian Orchards, L.P. is a producer, marketer and distributor of high-quality macadamia nut-based products. We are the largest macadamia nut farmer in Hawaii, farming approximately 5,010 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards in Hawaii for other orchard owners.

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

Pursuant to the Settlement Agreement with the Olson Trust, the Olson Trust began farming approximately 371 tree acres for the 2017-2018 crop year. Accordingly, the Partnership’s crop from Ka’u was smaller than if the Partnership had continued farming that acreage. In the 2016-2017 crop year, the Ka’u orchards (excluding IASCO) produced 7.2 million pounds over 2,100 acres, or 3,429 pounds per acre.

Subsequent Events

Settlement Agreement with Olson Trust. On February 22, 2018, the Partnership and Olson Trust completed substantially all of the transactions contemplated by the Settlement Agreement, with the exception of small parcels subject to legal partition, including the parcel underlying the Partnership’s garage and field office. Pursuant to the settlement, the Partnership gained ownership of 653 acres of land, which includes the land underlying 382 acres of its trees and the land underlying its husking and drying plants, and the Partnership will gain ownership of the land underlying its garage and field office upon completion of the partition. The Partnership relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of trees, and 30 acres of owned land, including 24 acres of trees. For additional details of the terms of the Settlement Agreement, see Item 3 – Legal Proceedings and Note 15 – Litigation Loss Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sale of Brands and Macadamia Snack Business. On February 28, 2018, Royal entered into a definitive agreement to sell its brands and macadamia snack business to MacFarms. MacFarms will acquire from Royal all assets which are currently owned by Royal that are used in the marketing and retail sales of macadamia nuts under Royal’s trademark and trade-name brands, including but not limited to the ROYAL HAWAIIAN ORCHARDS® trademark, for 11,220,242 ordinary fully paid shares, approximately 13% of the shares issued, in Buderim Group Limited (ASX:BUG), the parent company of MacFarms. The Partnership will also enter into a supply agreement to sell kernel at international prices to MacFarms. In addition, the Partnership and MacFarms will enter agreements to process each other’s wet-in-shell nuts as needed and to explore joint investment in a processing facility in Hawaii. The sale is anticipated to close within 10 business days of February 28, 2018.

In 2012, the Partnership established Royal to sell its bulk kernel and to supply its newly developed line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®, which together made up its branded products segment. In the first half of 2017, the Partnership began focusing more on its bulk macadamia kernel business with sales into Europe, Asia and the US. With the sale of its brands and the macadamia snack business, the Partnership will focus on its orchard business and on sales of macadamia kernel from its orchards and other Hawaiian orchards to MacFarms and other customers worldwide at prices higher than can be obtained by selling wet-in-shell in Hawaii.

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the sale of processed bulk macadamia kernel and through the completion of the sale of its brands in March 2018, the development, manufacture and sale of branded products.

Our orchards segment derives its revenues from the sale of WIS macadamia nuts grown in orchards that we own or lease, the sale of DIS macadamia nuts, the sale of macadamia nut kernel to Royal, revenues from the farming of macadamia orchards owned by other growers and lease income. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions, and nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occurs during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower pollination and nut-set season.

Our branded products segment derives its revenues from the sale of bulk macadamia nuts and branded macadamia nut products. Bulk macadamia nuts are sold to customers throughout the world and are used to support sales of our snack products. Promotional allowances used in the sale of snack products, such as slotting fees, are netted against our revenues; therefore, an increase in promotional allowances without a resulting increase in sales may decrease our revenues.

How We Evaluate Our Business

In operating our business and monitoring its performance, we pay attention to trends in the global and local macadamia nut industries and food manufacturing industry. Management evaluates the performance of each segment on the basis of operating income. In addition, we manage our orchards segment based on increased nut-in-shell productivity, farming costs, kernel recovery, cost stabilization and cash flow generation to fund other Partnership priorities. We manage our branded products segment based on sales, gross margins and selling expenses. The Partnership accounts for intersegment sales and transfers at cost plus a mark-up, and such transactions are eliminated in consolidation.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the year ended December 31, 2017, net revenue increased $5.5 million or 21%, compared to the year ended 2016. The increase was due to a $2.3 million, or 11%, increase in net branded products segment revenue, and $3.2 million, or 57%, increase in orchard segment revenue. Orchards revenue on a consolidated basis increased due to increased WIS nut sales due to an 82% increase in production from the IASCO orchards and increased sales of WIS from other orchards. The IASCO orchards had a late harvest in the 2016-2017 crop year resulting in higher than average production in the first half of 2017 and had an early start to the 2017-2018 crop with the result of high calendar year production from IASCO.

For the year ended December 31, 2017, cost of revenues increased $4.7 million or 22%, compared to the same period in 2016 primarily due to increased sales from the orchard segment. For the year ended December 31, 2017, we generated a gross profit of $6.5 million and a gross margin of 20%, compared to gross profit of $5.6 million and a gross margin of 21% for the same period in 2016. Gross margin was lower in 2017 than in 2016 due to higher cost of nuts from 2016 sold in 2017. On a consolidated basis, cost of branded products sales includes the cost of macadamia nuts from our orchards.

Orchards Segment – Revenues

The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal for our branded products, revenues from contract farming, and orchard lease income.

The table below shows revenues, costs of revenues, gross profit and other financial information for our orchards segment for the years ended December 31, 2017 and 2016. See Note 4 – Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of orchards segment results to our consolidated results.

	Years Ended
	(in thousands)
	2017	2016	Change	% Change
Revenues
External customers	$8,790	$5,586	$3,204	57%
Intersegment revenue (Royal)	16,106	13,112	2,994	23%
Total revenue	$24,896	$18,698	6,198	33%

Cost of orchards revenue	$22,881	$16,659	$6,222	37%

Operating income	$429	$153	$276	180%

Depreciation and amortization	$3,069	$3,000	$69	2%

Capital expenditures	$1,541	$134	$1,407	1050%

Segment assets	$77,195	$72,458	$4,737	7%

The increase in revenue was the result of the timing of the crop, the size of the crop and the sales mix of WIS versus sales of kernel to the branded products segment. As described in further detail below, macadamia nut production on a calendar year basis increased compared to 2016, which was historically low and had a late harvest that pushed production into 2017. Revenues from external customers increased $3.2 million to $8.8 million for the year ended December 31, 2017, as compared to $5.6 million for the same period in 2016 due to increased WIS pounds sold from the IASCO orchards because of higher production due to a late start to the 2016-2017 crop year harvest and an early start to the 2017-2018 crop year harvest. In addition, the Partnership sold additional WIS rather than selling it to the branded products segment, which also resulted in lower inventory and more revenue in 2017. For the year ended 2017, intersegment revenue increased $3.0 million due to higher production overall. Segment revenue for sales to Royal is recognized after the nuts have been husked, dried and shelled.

For the year ended December 31, 2017, cost of orchards revenue increased $6.2 million. The 37% increase in cost of orchards revenue to $22.9 million compared to $16.7 million for the same period in 2016 was due to the higher revenue and a higher cost of nuts from 2016 inventory sold in 2017 compared to the cost of 2015 inventory sold in 2016. Generally, our orchards segment receives a higher overall gross margin from sales of kernel as compared to sales of WIS nuts based upon agreed upon intersegment sales rates and sales to third-party customers.

Operating income increased $276,000 from operating income of $153,000 for the year ended December 31, 2016 to operating income of $429,000 for the year ended December 31, 2017. The increase in operating income was primarily due to a reduction of $302,000 in orchard segment general and administrative expenses compared to 2016.

We have three long-term agreements with Mauna Loa expiring in 2029, 2078 and 2080 under which all macadamia nuts produced from the IASCO orchards, which represented approximately 23% and 18% of our production in 2017 and 2016, respectively, must be sold to and purchased by Mauna Loa at a predetermined price. Under the IASCO agreements, we are paid based on WIS pounds at prices that are derived annually from formulas that factor in the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii and the USDA National Agricultural Statistics Service (“NASS”) reported price of WIS Hawaii macadamia nuts for the period of delivery. If the Final NASS Report for the year contains a price or moisture that varies from that used in the formula price calculations for nuts delivered during the year, then an adjustment is made between the parties. The NASS nut price for the crop years ended June 30, 2017 and 2016 was $1.00 and $0.97 per WIS pound, respectively. In 2017 and 2016, the average price received from Mauna Loa per WIS pound in the years ended June 30, 2017 and 2016 amounted to $0.93 and $0.94, respectively.

Pursuant to the Becker Property Acquisition on June 16, 2015, we assumed five leases, which required the lessees of the properties to pay rent to us in the amount of $320,000 for the period from acquisition through December 31, 2015, recognized on a straight-line basis. Beginning January 1, 2016, through December 31, 2021, the annual rent is $601,809, payable in quarterly installments. The lessee is responsible for all costs for the property, including real estate taxes and orchard maintenance.

Orchards Segment – Production and Yields. Production and yield data for the orchards that we own, operate and receive production from are summarized below (expressed in WIS pounds):

		Production		Yield per Acre1 3		Change
Orchards	Tree Acres	2017	2016	2017	2016	2017 vs. 2016
Keaau	1,760	5,890,879	6,146,003	3,347	3,492	(145)
Ka'u3	1,729	9,388,960	5,626,484	4,985	2,679	2,306
IASCO	880	4,578,365	2,510,337	5,203	2,853	2,350
Total 2 3	4,369	19,858,204	14,282,824	4,360	4,005	355

_________________

1 Yield per acre is production divided by tree acres.

2 Total does not include tree acres, production, or yield per acre from the Becker orchard, as the Becker orchard is leased through 2021.
32,100 acres through June 30, 2017, and 1,729 acres from July 1, 2017, after adjusting for 371 fewer tree acres pursuant to Olson Settlement.

We report our financial results on a calendar year basis, though the natural crop year generally begins July 1.

Our nut production is highly contingent upon Hawaii’s climatic conditions.  The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally harvested from August through April.  Nut production is generally highest during the third and fourth quarters of the calendar year, with lower production in the first quarter and little or no production in the second quarter.  Nut production in the first half of the year is the result of pollination and fruit set occurring during April through August of the previous year.  Factors such as cool temperatures (to promote flower development), sunlight and the amount and timing of moisture determine the length of the flower, pollination and fruit set season.  Higher than average production in the first half of 2017 was largely the result of timing of harvest, which resulted in some production shifting from late 2016 to early 2017. Cool evening temperatures in November and December 2016 resulted in a precocious start to flowering in both the Keaau and Ka’u orchards.  Favorable weather during the first quarter of 2017 resulted in good fruit set in the Ka’u orchards.  The combined result of the early flowering and good fruit set resulted in harvest starting in July, a month earlier than in 2016. Production for 2017 was 39% higher than in 2016.  This increase was from the Ka’u orchards and IASCO orchards, which in 2017 produced 67% and 82% more than 2016, respectively.  Keaau 2017 production was 4% lower than 2016 production.

Of the approximately 19.9 million pounds of production in 2017, 4.6 million was sold as WIS pounds pursuant to the IASCO agreements, and the remaining amount was sold as WIS, DIS or as kernel to Royal. In 2016, 2.5 million was sold as WIS pounds pursuant to the IASCO agreements, and the remaining amount was sold as WIS, DIS or as kernel to Royal.

Orchards Segment – Costs of Orchard Revenue. Agricultural unit costs depend on the operating expenses required to maintain the orchards and to harvest the crop as well as the quantity of nuts actually harvested.

The Partnership has seven contracts to farm macadamia orchards owned by other growers. These contracts cover macadamia orchards in the same two locations on the island of Hawaii where the Partnership owns orchards. The farming contracts provide for the Partnership to be reimbursed for all direct farming costs (i.e., cultivation, irrigation and harvesting), to collect a pro rata share of indirect costs and overhead, and to charge a management fee or fixed fee. The management fee is based on the number of acres farmed or on a percentage of total costs billed. Revenues from farming services were approximately $1.9 million and $1.8 million in 2017 and 2016, respectively.

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

	Cost per WIS Pound
Orchard	2017	2016	Change	% Change
Keaau	$0.792	$0.871	$(0.079)	-9%
Ka’u (without IASCO)	0.699	0.915	(0.216)	-24%
IASCO	0.664	0.913	(0.249)	-27%
Actual average cost per WIS pound, all orchards	$0.719	$0.896	$(0.177)	-20%

__________________

The volume of nuts produced is a significant factor in the cost per WIS pound. Total actual average cost per WIS pound, all orchards, decreased from $0.896 in 2016 to $0.719 in 2017, a decrease of $0.177 or 20%. At the Keaau orchard, the cost per WIS pound decreased by $0.079 from $0.871 in 2016 to $0.792 in 2017 or 9%. At the Ka’u orchard (without IASCO), the cost per WIS pound decreased $0.216 from $0.915 in 2016 to $0.699 in 2017 or 24%. The change in cost per WIS pound of the individual orchards was primarily due to the higher production in 2017 due to a late fall harvest in 2016, which resulted in a larger than average spring crop and a more normal fall crop.

At the IASCO orchards, the cost per WIS pound decreased $0.249 from $0.913 in 2016 to $0.664 in 2017 or 27%. This was due to an increase in annual production at the IASCO orchards of 2.1 million pounds of WIS in 2017, which was due to increased production and a late fall harvest in 2016, which caused more nut production in spring 2017.

Branded Products Segment

Our branded products segment derived its revenues from the sale of bulk nuts, three product lines of better for you macadamia nut snacks and other products sold under the ROYAL HAWAIIAN ORCHARDS® brand name and reported under Royal.

Financial information for our branded products segment for the years ended December 31, 2017 and 2016 are set forth in the following table.

	For the Years Ended
	(in thousands, except percentages)
	2017			2016			Change	% Change

Total gross revenues	$25,010			$23,787			$1,223	5%
Deductions to gross revenues	1,605			2,720			(1,115)	-41%
Net revenues	23,405	100%		21,067	100%		2,338	11%
Total cost of revenues	18,751	80%	(1)	18,007	85%	(1)	744	4%
Total gross profit	4,654	20%	(1)	3,060	15%	(1)	1,594	52%
General and administrative expenses	1,055	5%	(1)	1,059	5%	(1)	(4)	0%
Selling expenses	2,071	9%	(1)	3,688	18%	(1)	(1,617)	-44%
Operating income (loss)	$1,528	7%	(1)	$(1,687)	(8% )	(1)	$3,215	191%

_________________

(1) As a percentage of net revenues.

Gross segment revenue for the year ended December 31, 2017, increased by $1.2 million or 5% to $25.0 million compared to $23.8 million for the same period in 2016. Revenue from bulk kernel was approximately the same as 2016 at $15 million. Branded sales increased $1.3 million, or 15%, due to growth in sales to club stores. Demand for bulk kernel continued to be strong through 2017. Bulk kernel wholesale prices ranged from $6.50 to $8.14 per pound in 2017 compared to a range of $6.00 to $8.55 per pound during 2016.

Deductions to gross revenue include slotting fees, trade and sales discounts, promotional incentives and reclamation charges. We offered a variety of sales and promotion incentives to our customers, such as price discounts, advertising allowances, in-store displays and consumer coupons. The 2017 deductions decreased $1.1 million, or 41%, compared to deductions in 2016 and represented 6% and 11% of gross segment revenue for 2017 and 2016, respectively. The decrease in deductions as a percent of revenue was mainly attributable to decreased slotting, promotions and trade spend offset by increased reclamation charges. Trade discounts decreased 59%, slotting fees decreased 80% and promotions decreased 36%. As part of the Partnership’s efforts to increase profitability and cash flow, Royal focused on supporting existing customers rather than growth. In 2016, the higher deductions were due to launches of products and growth of customers.

Cost of revenues (excluding inter-segment eliminations) for the year ended December 31, 2017, increased by $744,000 (4%) compared to 2016 due to the increased sales volume discussed above.

Operating income for the branded products segment for 2017 increased $3.2 million over 2016 due to lower deductions from revenue, higher gross margin and lower selling expenses.

General and Administrative Expenses

General and administrative expenses (“G&A”) on a consolidated basis are comprised of pro rata management costs, accounting and reporting costs, directors’ fees, office expenses, legal expenses and liability insurance. G&A was $2.6 million in 2017 and 2.9 million in 2016. The reduction was primarily due to lower legal expenses as a result of less litigation-related expense in 2017 compared to 2016.

Selling Expenses

Selling expenses on a consolidated basis were $2.1 million in 2017 as compared to $3.7 million in 2016. The decrease in selling expenses in 2017 was attributable to lower storage and handling costs and freight due to the branded products segment selling bulk kernel immediately after processing rather than holding it in inventory. Decreased advertising costs, product development costs, sales personnel and other selling and marketing expenses also contributed to the decrease in selling expenses. Freight costs and warehousing costs decreased $173,000 (20%) and $394,000 (52%), respectively, and broker commissions increased $31,000 (6%) compared to 2016.

Interest Income and Expense

Interest expense, net of interest income, was $794,000 in 2017 and $1.2 million in 2016. Interest expense results from (i) the long-term loan used for the asset purchase of the macadamia nut farming operations of IASCO, (ii) the revolving line of credit, (iii) the long-term loan used for the purchase of the drying plant, and (iv) the long- and short-term debt for the Becker Property Acquisition. The decrease in 2017 was attributable to the repayment of the 2010 Term Loan and the 2015 Bridge Loan (each as defined below under the heading Credit Agreement with AgCredit PCA) in May 2017 and a lower average balance on the line of credit. Interest income was $67,000 in 2017 and there was no interest income in 2016.

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

Net Gain (Loss) on Sale of Property and Equipment

In 2017, we had a $10,000 loss on disposition of property and equipment compared to a $4,000 gain in 2016.

Other Income (Expense)

Other income of $250,000 in 2017 was primarily attributable to $179,000 from patronage dividend received from AgCredit PCA and $306,000 in crop insurance proceeds offset by separation costs due to a reduction of employees. Other income of $270,000 in 2016 was primarily attributable to $113,000 from patronage dividend received from AgCredit PCA and $156,000 in crop insurance proceeds.

Net Income (Loss)

In 2017, we recorded a consolidated net income of $1.2 million, compared to a net loss of $2.0 million in 2016. The increase in net income was attributable to lower deductions from revenue and lower selling and general and administrative costs.

Inflation and Taxes

In general, prices paid to macadamia nut farmers fluctuate independent of inflation. Macadamia nut prices are influenced strongly by prices for finished macadamia products, which depend on competition, consumer acceptance and global supply. Farming costs, particularly labor and materials, and G&A generally reflect inflationary trends.

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues) beginning in 1998. The gross income tax expense was $64,000 in 2017. The gross income tax expense was $69,000 in 2016.

Our wholly owned subsidiary Royal is subject to taxation as a C corporation at the federal tax rate of 34% and a blended state tax rate of 6.9% on the corporation’s taxable income (loss). At the end of 2017, the federal tax rate decreased to 21% and the Partnership estimates a blended state tax rate of 6% for Royal. As a result of the cumulative tax losses of Royal, the balance of our deferred tax asset on Royal’s NOLs at December 31, 2017, was $2.0 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of these NOLs.

Liquidity and Capital Resources

Our businesses are seasonal. Production normally peaks in the fall and winter; however, farming operations continue year-round. In general, a significant amount of working capital is required for much of the harvesting season as we are increasing our inventory of nuts to support the sale of macadamia nut kernel.

We have met our working capital needs with cash on hand, through short-term borrowings under a revolving credit facility and, when needed, by raising equity.

(in thousands)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$9,355	$1,132
Accounts receivable	6,120	3,215
Inventories	6,419	10,293
Accounts payable	1,173	781
Accrued payroll and benefits	829	760
Net working capital (1)	19,082	154

__________________

(1) Working capital consists of total current assets less total current liabilities.

At December 31, 2017, our working capital was $19.1 million and our current ratio (current assets/current liabilities) was 6.95-to-1, compared to working capital of $154,000 and a current ratio of 1.01-to-1 at December 31, 2016. The working capital increase was attributable to our rights offering to raise equity that was completed in May 2017, the extension of the line of credit which moved the balance of the line of credit to long-term, and increased cash flow from operations for the year ended December 31, 2017. We believe that as of the date of the filing of this annual report on Form 10-K, we have sufficient working capital to fund our operations for the next 12 months.

Debt

As of the indicated dates, we had the following short and long-term debt outstanding (in thousands):

	December 31,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2020)	$-	$8,150
2015 Bridge Loan	-	2,835
2010 Term Loan	-	3,762
2015 6-Year Term Loan (due 2021)	2,844	3,792
2015 20-Year Term Loan (due 2035)	4,607	4,936
Other	105	7
Total principal amount of long-term debt	7,556	23,482
Less: unamortized debt issuance costs	(111)	(163)
	7,445	23,319
Less: current portion of long-term debt	(1,015)	(13,155)
Total long-term debt outstanding	$6,430	$10,164

The following table summarizes the principal maturities of our debt (in thousands):

	Total	2018	2019	2020	2021	2022	Remaining
Debt	$7,556	$1,028	$1,167	$1,169	$563	273	$3,356

Credit Agreement with AgCredit PCA. On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, the Managing Partner through June 2016, Royal and Royal Hawaiian Services, LLC (“RHS”), as the borrowers, and AgCredit PCA, as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, modified or supplemented from time to time, the “PCA Credit Agreement.”). Set forth below is a summary of the borrowings provided for by the PCA Credit Agreement:

Revolving Credit Facility. The PCA Credit Agreement provides for a $9 million revolving credit facility (the “Revolving Credit Facility”), which was scheduled to mature on July 15, 2017. On July 13, 2017, we entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with AgCredit PCA. The Seventh PCA Credit Agreement Amendment extended the maturity date by three years to July 15, 2020. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2017, was 5.25% per annum.

As of December 31, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $0 and $8.15 million, respectively.

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

2015 6-Year Term Loan. The PCA Credit Agreement provides for a six-year term loan of $5.25 million, which matures on March 27, 2021 (the “2015 6-Year Term Loan”). The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of December 31, 2017 and 2016, the outstanding balance on the 2015 6-Year Term Loan was $2.843 million and $3.792 million, respectively.

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

Fiscal Quarter Ended/Ending
December 31, 2017 through September 30, 2018	$2,750,000
December 31, 2018 and each fiscal quarter thereafter	$3,000,000

__________________

(1)	Consolidated EBITDA is a non-GAAP financial measure based on the definition of Consolidated EBITDA in the PCA Credit Agreement, which is defined as the sum (without duplication) of (a) consolidated net income determined in accordance with GAAP; plus (b) the sum of (i) Federal, state, local and foreign income taxes, (ii) interest expense (including the interest portion of any capitalized lease obligations), (iii) depletion, depreciation, and amortization, and (iv) extraordinary losses; minus (c) the sum of (i) gains on asset sales and (ii) extraordinary gains.

Management believes that the Consolidated EBITDA covenant is a material term of the PCA Credit Agreement and that information about the Consolidated EBITDA covenant is material to an investor's understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

December 31, 2017
(in thousands)
Consolidated Net Income	$1,187
Total interest expense	861
Income taxes	64
Depreciation and amortization	3,152
Consolidated EBITDA	$5,264

Credit Agreement with AgCredit FLCA. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million 20-year term loan that matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The FLCA Credit Agreement requires the maintenance of certain financial covenants, including a covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) not to exceed 4.0 to 1.0 as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of December 31, 2017 and 2016, the outstanding balance on the 2015 20-Year Term Loan was $4.607 million and $4.936 million, respectively.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Year Ended
	December 31,
(in thousands)	2017	2016
Cash and cash equivalents at beginning of period	$1,132	$404
Net cash provided by (used in) operating activities	5,840	(490)
Net cash used in investing activities	(1,547)	(180)
Net cash provided by financing activities	3,930	1,398
Cash and cash equivalents at end of period	9,355	1,132

Operating Cash Flow. Net cash provided by operating activities for the year ended December 31, 2017 was $5.8 million, an increase of $6.3 million. Net cash used in operating activities for the year ended December 31, 2016 was $490,000. The increase in cash provided by operating activities was primarily attributable to an increase in net income of $3.2 million and a $3.9 million decrease in inventory in 2017 compared to a $276,000 decrease in inventory in 2016 offset by an increase in accounts receivable of $2.9 million. The increase in net income was due to both timing of the crop with more production falling into calendar year 2017, reduction in expenses and resulting profitability in the branded products segment and the increase in sales of WIS nuts which are recognized as revenue shortly after harvesting. The increased sales of WIS nuts also resulted in lower inventory at year end.

Investing Cash Flow. Capital expenditures in 2017 and 2016 were $1.5 million and $196,000, respectively. Capital expenditures in 2017 were used for equipment purchases, relocation of the Keaau operations and garage, and the purchase of a building in Pahala and in 2016 included purchase of computers and orchard equipment. Aside from the addition of the drying tanks and orchard acquisitions, no significant investment has been made in plant, equipment or orchards in many years. The average age of equipment is more than 20 years and the cost of repairs and maintenance and the equipment downtime has increased. The increased in cash used in investment activities in 2017 represents expenditures for the Partnership’s orchard operations to begin to address this issue.

Financing Cash Flow. Net cash flow provided by financing activities for 2017 was $3.9 million compared to $1.4 million in 2016. During 2017, $400,000 was drawn from the Revolving Credit Facility for use in operations, while $8.6 million was repaid. In addition, $7.9 million was paid on long-term debt and approximately $20 million was raised from a rights offering. During 2016, $5.2 million was drawn from the Revolving Credit Facility for use in operations, while $2 million was repaid. In addition, $2 million was paid on long-term debt in 2016.

As a limited partnership, we may pay cash distributions to our unitholders if the cash flow from operations, as defined in the Partnership Agreement, exceeds the operating and capital resource needs of the Partnership, as determined by management, and if our lender permits us to do so. No distributions were paid in 2017 or 2016, and the Partnership does not expect to make distributions in the foreseeable future.

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

We are exposed to market risks resulting from changes in the market price of macadamia kernel. Pursuant to the terms of one license agreement and two lease agreements, production from the IASCO orchards (which represented approximately 23% of our 2017 production) must be sold to Mauna Loa at a price based on two components: (1) Mauna Loa’s wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii; and (2) the USDA NASS reported price of WIS Hawaii macadamia nuts for the period of delivery. When the USDA price for a crop year is released, Mauna Loa adjusts the price for that crop year retrospectively. A $0.25 increase or decrease in the USDA NASS reported price would affect the price received by us for production from the IASCO orchards by $0.11 per WIS pound. Based on 2017 production of 4,578,000 pounds from the IASCO orchards, an increase in the USDA NASS reported price of $0.25 per pound would have increased our revenues for the year ended December 31, 2017, by $504,000, and a decrease in the USDA NASS reported price of $0.25 per pound would have decreased our revenues for the year ended December 31, 2017, by $504,000.

We are exposed to market risks resulting from changes in interest rates. The interest rate on our Revolving Credit Facility is based on a base rate as defined in the Amended PCA Credit Agreement and is determined by the higher of the Federal Funds Rate or the prime rate in effect on the day of the borrowing. The rate currently in effect is 5.25% per annum. A 1% increase or decrease per $1 million of borrowing results in an interest expense fluctuation of approximately $10,000 per annum.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTNING FIRM

To the Partners and Board of Directors of Royal Hawaiian Orchards, L.P.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Royal Hawaiian Orchards, L.P. and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, partners' capital, and cash flows, for each year in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

March 9, 2018

Boulder, Colorado

We have served as the Partnership's auditor since 2014.

 Royal Hawaiian Orchards, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$9,355	$1,132
Accounts receivable, net	6,120	3,215
Inventories, net	6,419	10,293
Other current assets	395	418
Total current assets	22,289	15,058
Land, orchards and equipment, net	46,978	48,490
Other non-current assets	205	308
Total assets	$69,472	$63,856

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$1,015	$13,155
Accounts payable	1,173	781
Accrued payroll and benefits	829	760
Other current liabilities	190	208
Total current liabilities	3,207	14,904
Non-current benefits	739	732
Long-term debt, net of current portion	6,430	10,164
Deferred income tax liability	1,014	1,014
Total liabilities	11,390	26,814

Commitments and contingencies

Partners’ capital
General and limited partners	58,313	37,270
Accumulated other comprehensive loss	(231)	(228)
Total partners’ capital	58,082	37,042
Total liabilities and partners’ capital	$69,472	$63,856

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per unit data)

	Years Ended December 31,
	2017	2016
Revenues
Orchards revenue	$8,790	$5,586
Branded product sales, net	23,405	21,067
Total revenues	32,195	26,653
Cost of revenues
Cost of orchards revenue	7,172	4,810
Cost of branded product sales	18,516	16,225
Total cost of revenues	25,688	21,035
Gross profit	6,507	5,618
General and administrative expenses	2,640	2,945
Selling expenses	2,072	3,688
Operating income (loss)	1,795	(1,015)
Other income	250	270
Interest expense, net	(794)	(1,182)
Net income (loss) before income taxes	1,251	(1,927)
Income tax expense	(64)	(69)
Net income (loss)	$1,187	$(1,996)

Other comprehensive loss, net of tax
Change in pension and severance	(3)	93
Other comprehensive loss, net of tax	$(3)	$93
Comprehensive income (loss)	1,184	(1,903)

Net income (loss) per Class A Unit	$0.07	$(0.18)

Cash distributions per Class A Unit	$-	$-

Weighted average Class A Units	18,094	11,100

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	Years Ended December 31,
	2017	2016
Partners’ capital at beginning of year:
General and limited partners	$37,270	$39,042
Accumulated other comprehensive loss	(228)	(321)
	37,042	38,721

Proceeds from sale of general partner interest:	-	224
	-	224
Partner's capital issued for cash:
Class A limited partner units (11,100,000 units) net of fees of $214,000.	19,655	-
General partner interest	201	-
	19,856	-

Allocation of net income (loss):
General and limited partners	1,187	(1,996)
	1,187	(1,996)

Accumulated other comprehensive income (loss)
Change in pension and severance	(3)	93
	(3)	93

Partners’ capital at end of year:
General and limited partners	58,313	37,270
Accumulated other comprehensive loss	(231)	(228)
Total partners' capital	$58,082	$37,042

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,187	$(1,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,152	3,092
Amortization of debt issuance costs	52	37
Net loss (gain) on sale of property and equipment	10	(4)
Change in pension and severance	(3)	93
Deferred income tax (benefit) expense	-	(4)
Changes in assets and liabilities:
Accounts receivable	(2,905)	(909)
Inventories	3,874	276
Other current assets	23	(47)
Non-current assets	-	(2)
Accounts payable	392	(773)
Accrued payroll and benefits	69	(63)
Other current liabilities	(18)	(219)
Non-current benefits payable	7	29
Total adjustments	4,653	1,506
Net cash provided by (used in) operating activities	$5,840	$(490)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	16
Capital expenditures	(1,547)	(196)
Net cash used in investing activities	(1,547)	(180)

Cash flows from financing activities:
Proceeds from rights offering	19,869	-
Payment of rights offering fees	(214)
Proceeds from issuance of general partner interest	201
Proceeds from drawings on line of credit	400	5,150
Repayment of line of credit	(8,550)	(2,000)
Proceeds from long-term debt	105	-
Repayment of long-term debt	(7,881)	(1,976)
Proceeds from sale of general partner interest	-	224
Net cash provided by financing activities	3,930	1,398

Net (decrease) increase in cash	8,223	728
Cash and cash equivalents at beginning of year	1,132	404
Cash and cash equivalents at end of year	$9,355	$1,132

Supplemental disclosure of cash flow information:
Cash paid for interest for the years ended December 31, 2017 and 2016 was $948,000 and $1,004,000, respectively.
Cash paid for income taxes for the years ended December 31, 2017 and 2016 was $32,000 and $179,000, respectively.

See accompanying notes to consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Notes to Consolidated Financial Statements

(1)	OPERATIONS AND OWNERSHIP

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner”). The Partnership owns or leases 5,010 tree acres of macadamia orchards on the island of Hawaii, including 641 tree acres that we own and lease to another party. The Partnership sells harvested nuts to a customer in Hawaii and also retains nuts to be processed into finished products or sold in bulk kernel form. The Partnership also farms approximately 433 acres of macadamia orchards in Hawaii for other orchard owners in exchange for a fee.

The Partnership sells bulk macadamia nut products and several retail product lines of macadamia snacks being sold under the brand name “ROYAL HAWAIIAN ORCHARDS®” and reported under Royal Hawaiian Macadamia Nut, Inc. (“Royal”), a wholly owned subsidiary of the Partnership.

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

Accounts Receivable. At the time the accounts receivable are originated, the Partnership considers an allowance for doubtful accounts, trade discounts, and other customer incentives. The Partnership reviews the adequacy of the allowance for doubtful accounts by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, and historical write-off rates. The Partnership estimates the allowance for trade discounts and other customer incentives at the time the respective trade program or promotion occurs. As of December 31, 2017 and 2016, the allowance for doubtful accounts, trade discounts, and other customer incentives was $174,000 and $217,000, respectively.

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

Inventory. Inventories are recorded at the lower of cost (determined under the first-in first-out and standard cost methods) or market. Write-downs are provided for finished goods expected to become non-salable due to age, and provisions are specifically made for slow moving or obsolete raw ingredients and packaging material. The Company also adjusts the carrying value of its inventories when it believes that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices, including cost of selling. These charges are recorded as a component of cost of sales. Once inventory is written down, a new, lower cost basis for inventory is established.

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

The Partnership reviews long-lived assets held and used or held for sale for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is required. If an impairment charge is required, the Partnership would write the assets down to fair value. All long-lived assets for which management has committed to a plan of disposal are reported at the lower of carrying amount or fair value as determined by quoted market price or a present value technique. Changes in projected cash flows generated by an asset based on new events or circumstances may indicate a change in fair value and require a new evaluation of recoverability of the asset. There were no indicators of impairment as of December 31, 2017 and 2016, respectively.

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

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than to be taxed as a corporation, as allowed by the Taxpayer Relief Act of 1997. The provision for income taxes equates to a 3.5% federally prescribed rate applied to gross income (net revenues less cost of revenues as calculated on a tax basis) for the years ended December 31, 2017 and 2016. Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax reporting basis of assets and liabilities. The Partnership recorded a deferred tax liability of $1.0 million as of both December 31, 2017 and 2016, which was generated from the difference in depreciation methods used on the Partnership’s property and equipment for tax purposes and financial statement purposes.

The Partnership evaluates uncertain income tax positions utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2017, management believes there were no uncertain income tax positions.

Income Taxes of Royal. Royal derives its revenues from the sale of branded macadamia nut products and processed kernel, which are reported under the corporation. Through 2017, Royal was subject to taxation as a C Corporation at the 35% federal tax rate and a blended state tax rate of approximately 6.9% on Royal’s taxable income (loss). The tax rate for corporations changed for years beginning in 2018, and we estimate the federal tax rate will be 21% and the blended state tax rate will be 6%. As a result of the cumulative losses incurred by Royal since inception, the Partnership has recorded a deferred tax asset of $2.0 million and $3.6 million as of December 31, 2017 and 2016, respectively. The Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset in both years due to the uncertainty regarding future realization. The difference between Royal’s effective tax rate of 0% and the federal statutory rate of 21% is mainly attributable to the change in the valuation allowance during the year.

Management evaluates uncertain income tax positions for Royal utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2017, management believes there were no uncertain income tax positions.

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

Lease revenue is recognized on a straight-line basis over the life of the lease. Lease revenue was $603,000 and $601,000 for the years ended December 31, 2017 and 2016, respectively.

Advertising. Advertising costs are expensed as they are incurred. Advertising expenses for the years ended December 31, 2017 and 2016 were $9,000 and $257,000, respectively.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income represents the change in partners’ capital from transactions and other events and circumstances arising from non-unitholder sources. Accumulated other comprehensive (loss) consists of deferred pension and intermittent severance gains or losses. At December 31, 2017 and 2016, our consolidated balance sheet reflected accumulated other comprehensive loss in the amount of $231,000 and $228,000, respectively.

New Accounting Standards. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted and are to be applied on a retrospective basis. The Partnership is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently assessing the provisions of the guidance and the impact of the adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date for implementation of this standard by one year. ASU 2014-09 is now effective for annual and interim periods beginning after December 15, 2017, including interim periods within that period. The Partnership will adopt this guidance in the first quarter of 2018 using the modified retrospective transition method and based on our analysis, it will not have a significant impact except for broader disclosure of its revenue recognition in its Notes to Consolidated Financial Statements.

(3)	SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are distinct business enterprises that have different products and services, customers and regulatory environments. Both segments are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of WIS macadamia nuts, sale of DIS macadamia nuts, sale of macadamia nut kernel to Royal, revenues from contract farming, and orchard lease income. The branded products segment derives its revenues from the sale of bulk macadamia nut kernel and branded macadamia nut products by Royal.

Management evaluates the performance of each segment on the basis of operating income and top line growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation.

The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the years ended December 31, 2017 and 2016. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Year Ended December 31, 2017
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$8,790	$23,405	(2)	$-	$32,195
Intersegment revenue	16,106	-		(16,106)	-
Total revenue	$24,896	$23,405		$(16,106)	$32,195

Operating income	$429	$1,528		$(162)	$1,795

Depreciation and amortization	$3,069	$83		$-	$3,152

Capital expenditures	$1,541	$6		$-	$1,547

Segment assets	$77,195	$7,098		$(14,821)	$69,472

	Year Ended December 31, 2016
	(in thousands)
	Orchards	Branded Products		Eliminations/ Reconciliation	Total

Revenues(1)
External customers	$5,586	$21,067	(2)	$-	$26,653
Intersegment revenue	13,112	-		(13,112)	-
Total revenue	$18,698	$21,067		(13,112)	26,653

Operating income (loss)	$153	$(1,687)		$519	$(1,015)

Depreciation and amortization	$3,000	$92		$-	$3,092

Capital expenditures	$134	$62		$-	$196

Segment assets	$72,458	$7,131		$(15,733)	$63,856

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

Nut Purchase Contracts. The Partnership had two lease agreements and one license agreement with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) which require that all macadamia nuts produced from the acquired orchards be sold to and be purchased by Mauna Loa (representing approximately 23% of the Partnership’s production in 2017). The agreements expire in 2029, 2078 and 2080. Under these agreements, the Partnership is paid based on WIS pounds, adjusted for the Mauna Loa wholesale price of the highest year-to-date volume fancy and choice products sold in Hawaii, and adjusted for moisture annually based upon the U.S. Department of Agriculture (“USDA”) report. Under the two lease agreements, the price per pound is determined based on two elements: (1) 60% of the price is computed at 37% of Mauna Loa’s year-to-date (“YTD”) price of the highest YTD volume fancy and choice products, which wholesale price is adjusted to convert kernel price to a WIS basis; and (2) 40% of the price is computed at the actual price paid as quoted in Hawaii Macadamia Nuts Annual Summary published by the USDA for the most current crop year listed. When the USDA price for the crop year is released, Mauna Loa adjusts the payment for that crop year retrospectively. The price per pound under the license agreement is determined in a similar manner as in the lease agreements, with the exception of the percent of the two components so that 50% of the price is computed at 37% of Mauna Loa’s YTD price of the highest YTD volume fancy and choice products, and 50% of the price is computed at the USDA price. The final nut price published by the USDA for the crop years ended June 30, 2017 and 2016 were $1.00 and $0.97 per WIS pound, respectively. The average nut price received by the Partnership for nuts produced from the IASCO orchards in the years ended December 31, 2017 and 2016 was $0.93 and $0.94 per WIS pound, respectively.

Revenues — Branded Product Segment

Royal began generating revenues from the branded product segment in the fourth quarter of 2012. In 2017, Royal’s sale of its bulk kernel, savory macadamia nuts, and nut and dried fruit clusters resulted in $23.4 million of net revenues as compared to $21.1 million in 2016. Its cost of sales, after eliminating intercompany profit, was $18.5 million in 2017 compared with $16.2 million in 2016. The branded products segment had operating income of $1.5 million and operating loss of $1.7 million in 2017 and 2016, respectively.

(4)	RELATED-PARTY TRANSACTIONS

Partnership Employment Contracts. The Partnership has an employment agreement with one executive. The employment agreement provides for severance should the executive be terminated involuntarily under circumstances described in the agreements. The total severance which would be payable under this agreement to Scott C. Wallace, Executive Vice President – Branded Products, is the equivalent of six months of base pay or $131,000.

Sale of Managing Partner. On June 30, 2016, the Partnership entered into a definitive Stock Purchase Agreement with Crescent River Agriculture, LLC (“Crescent River’), a related party, pursuant to which the Partnership sold all of the issued and outstanding shares of capital stock of the Managing Partner to Crescent River for $224,000.

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

(5)	INVENTORIES

Inventories consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017			2016
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Wet-in-shell	$-	$-	$-	$919	$-	$919
Dry-in-shell	3,355	-	3,355	4,527	-	4,527
Macadamia nut kernel	-	2,098	2,098	-	2,362	2,362
Finished goods	-	776	776	-	1,902	1,902
Farming supplies	131	-	131	135	-	135
Packaging, supplies and ingredients	-	253	253	-	584	584
Allowance for shrink and obsolescence	-	(194)	(194)	-	(136)	(136)

	$3,486	$2,933	$6,419	$5,581	$4,712	$10,293

(6)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Land	$10,808	$10,745
Improvements	2,456	2,016
Machinery and equipment	12,557	11,891
Irrigation well and equipment	2,613	2,615
Producing orchards	76,073	76,073
Construction work-in-progress	263	-
Land, orchards and equipment (gross)	104,770	103,340
Less accumulated depreciation and amortization	57,792	54,850
Land, orchards and equipment (net)	$46,978	$48,490

Depreciation expense was $3.1 million and $2.9 million in 2017 and 2016, respectively.

(7)	SHORT-TERM AND LONG-TERM DEBT and lease obligations

Short-Term Debt – Revolving Credit Facility

As of the indicated dates, the Partnership had the following short and long-term debt outstanding (in thousands):

	December 31,	December 31,
	2017	2016
Long-Term Debt
Revolving Credit Facility (due 2020) (1)	$-	$8,150
2015 Bridge Loan	-	2,835
2010 Term Loan	-	3,762
2015 6-Year Term Loan (due 2021)	2,844	3,792
2015 20-Year Term Loan (due 2035)	4,607	4,936
Other	105	7
Total principal amount of long-term debt	7,556	23,482
Less: unamortized debt issuance costs	(111)	(163)
	7,445	23,319
Less: current portion of long-term debt	(1,015)	(13,155)
Total long-term debt outstanding	$6,430	$10,164

_________________

(1)	On July 13, 2017, the maturity date was extended to July 15, 2020.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Remaining
Debt	$7,556	$1,028	$1,167	$1,169	$563	$273	$3,356

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

On July 13, 2017, the Partnership, Royal and RHS entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with AgCredit PCA. As a result, the PCA Credit Agreement was amended to (i) delete references to certain loans that were paid in full in May 2017, (ii) extend the maturity date of the Revolving Credit Facility (as defined below) by three years, and (iii) revise certain financial covenants in connection with the three-year extension, all of which was described in greater detail in a Current Report on Form 8-K filed by the Partnership on July 17, 2017, and as a subsequent event in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Set forth below is a summary of the borrowings provided for by the PCA Credit Agreement:

Revolving Credit Facility. The PCA Credit Agreement provides for a $9 million revolving credit facility (the “Revolving Credit Facility”). As a result of the Seventh PCA Credit Agreement Amendment, the maturity date was extended from July 15, 2017 to July 15, 2020. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2017 was 5.25% per annum.

As of December 31, 2017 and December 31, 2016, the outstanding balance on the Revolving Credit Facility was $0 and $8.15 million, respectively.

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

2015 6-Year Term Loan. The PCA Credit Agreement provided for the 2015 6-Year Term Loan of $5.25 million, which matures on March 27, 2021. The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of December 31, 2017 and 2016, the outstanding balance on the 2015 6-Year Term Loan was $2.843 million and $3.792 million, respectively.

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

Credit Agreement with AgCredit FLCA

Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (as it may be amended, restated, modified or supplemented from time to time, the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million 20-year term loan that matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The FLCA Credit Agreement requires the maintenance of certain financial covenants, including a covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) not to exceed 4.0 to 1.0 as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of December 31, 2017 and 2016, the outstanding balance on the 2015 20-Year Term Loan was $4.607 million and $4.936 million, respectively.

Long-Term Debt – Fair Value

The estimated fair values of the Partnership’s financial instruments have been determined using a discounted cash flow model with similar terms and remaining maturities to that of the current financial instruments. The Partnership has not considered the lender fees in determining the estimated fair value.

The estimated fair values of the Partnership’s financial instrument are as follows at December 31, 2017 and 2016 (in thousands):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$7,556	$7,542	$15,332	$15,123
Revolving credit facility	-	-	8,150	8,150
	$7,556	$7,542	$23,482	$23,273

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

At December 31, 2017, the Partnership’s working capital was $19.1 million and its current ratio was 6.95-to-1 as compared to the Partnership’s working capital of $154,000 and its current ratio of 1.01-to-1 at December 31, 2016.

As of December 31, 2017, the Partnership was in compliance with the terms and conditions of the PCA Credit Agreement. As of December 31, 2016, the Partnership was not in compliance with the terms and conditions of the PCA Credit Agreement. The non-compliance at December 31, 2016 was waived by AgCredit PCA.

Land Lease Obligations

The Partnership leases the land underlying 1,601 acres of its orchards under long-term operating leases and one month-to-month lease, all of which expire through various dates between 2019 and 2045. Operating leases provide for changes in minimum rent based on fair value at certain points in time. Some of the land leases provide for additional lease payments based on USDA-reported macadamia nut price levels. The USDA-reported nut price for the crop year ended June 30, 2017 was $1.00 per WIS pound. Additional payments resulting from the USDA farm price for nuts were made to lessors in the aggregate amount of $75,000 in 2017 and $70,000 in 2016. Total lease rent recorded for all land operating leases was $182,000 in 2017 and $155,000 in 2016.

Operating leases for the Partnership as of December 31, 2017 are detailed in the following table (in thousands):

	Total	2018	2019	2020	2021	2022	Remaining
Operating leases
- Olson Trust (1)	757	43	43	37	37	37	560
- Other (2)	1,085	164	144	119	116	61	481
Total	$1,842	$207	$187	$156	$153	$98	$1,041

________________________________________
(1) Lease rent for leases with Olson Trust were cancelled subsequent to year end as part of the legal settlement. Additional details of the terms of the settlement agreement are described in Note 15 – Litigation Loss Contingencies and Note 16 – Subsequent Events below

(2) Lease rent for four leases expiring in 2028 or later will be renegotiated from 2018 through 2021 per current lease agreements.

Pursuant to the settlement agreement with the Olson Trust, the landlord for approximately 1,100 acres, the leases were cancelled and land and trees have been exchanged subsequent to year end. See Note 16 – Subsequent Events.

(8)	INCOME TAXES

The components of the Partnership’s gross income tax expense (benefit) for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Currently payable	$64	$74
Deferred	-	(5)
Gross income tax expense	$64	$69

The provision for income taxes equates to the 3.5% federal tax rate applied to gross income (revenues less cost of revenues) for the years ended December 31, 2017 and 2016.

The components of the net deferred income tax liability reported on the consolidated balance sheets as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Intangible assets	$111	$111
Inventory	31	31
Royal net operating losses	2,000	3,600
Gross deferred tax assets	2,142	3,742
Deferred income tax liabilities:
Land, orchards, and equipment	(1,156)	(1,156)
Gross deferred tax liabilities	(1,156)	(1,156)
Valuation allowance	(2,000)	(3,600)
Net deferred income tax liabilities	$(1,014)	$(1,014)

Royal is subject to taxation as a C Corporation at the 35% federal tax rate and 6.9% blended state tax rate on the corporation’s taxable income (loss) and a federal tax rate of 21% and 6% blended state tax rate for taxable income after 2017. As a result of the losses incurred by Royal for the years ended December 31, 2017 and 2016, the Partnership recorded a deferred tax asset of $2.0 million (adjusted for new tax rate) and $3.6 million, respectively, against which the Partnership recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization.

(9)	PARTNERS’ CAPITAL

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

The following reconciles the changes in the pension benefit obligation and plan assets for the years ended December 31, 2017 and 2016 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 (in thousands):

	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,663	$1,611
Service cost	58	66
Interest cost	72	67
Actuarial loss	138	(5)
Benefits paid	(33)	(76)
Projected benefit obligation at end of year	$1,898	$1,663

Change in plan assets:
Fair value of plan assets at beginning of year	$1,265	$1,224
Actual return (loss) on plan assets	196	117
Employer contribution	78	-
Benefits paid	(33)	(76)
Fair value of plan assets at end of year	$1,506	$1,265

Funded status	$(392)	$(398)

Amounts recognized within non-current benefits in the consolidated balance sheets consist of:
Accrued pension liability (non-current)	$(392)	$(398)

The amounts recognized in accumulated other comprehensive loss at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Net actuarial loss	$(188)	$(176)

No estimated net actuarial prior service cost will be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ended December 31, 2017.

The components of net periodic pension cost for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Service cost	$58	$66
Interest cost	72	67
Expected return on plan assets	(70)	(66)
Amortization of net actuarial loss and prior service cost	1	9
Net periodic pension cost	$61	$76

The weighted average actuarial assumptions used to determine the pension benefit obligations at December 31, 2017 and 2016 and the net periodic pension cost for the years then ended are as follows:

	2017	2016
Pension benefit obligation:
Discount rate (1)	3.85%	4.39%
Compensation increase	2.00%	2.00%

Net periodic pension cost:
Discount rate (1)	3.85%	4.39%
Compensation increase	2.00%	2.00%
Expected return on plan assets	5.50%	5.50%

__________________________________________________

(1) The discount rate was determined based on an analysis of future cash flow projections of pension plans with similar characteristics and provisions.

The expected long-term rate of return on plan assets was based primarily on historical returns as adjusted for the plan’s current investment allocation strategy.

The Partnership employs an investment strategy whereby the assets in our portfolio are evaluated to maintain the desired targeted asset mix. The funds are invested in stock and fixed income funds. Stock funds include investments in large-cap, mid-cap and small-cap, and international companies. Fixed income securities include bonds, debentures and other fixed income securities. The target allocations for plan assets are currently 60% equity securities and 40% fixed income funds. The actual asset mix is evaluated on a quarterly basis and rebalanced if required to maintain the desired target mix. Therefore, the actual asset allocation does not vary significantly from the targeted asset allocation.

Fund accounts are measured by redemptive values as determined by the account administrator on the last business day of the year.

The fair values of the Partnership’s pension plan assets at December 31, 2017, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$14	$14	$-
U.S. large-cap value	298	-	298	-
U.S. mid-cap value	302	-	302	-
U.S. small-cap value	151	-	151	-
International	151		151
Pooled fixed income	590	-	590	-
Total	$1,506	$14	$1,492	$-

The fair values of the Partnership’s pension plan assets at December 31, 2016, by asset category are as follows (in thousands):

		Fair Value Measurement at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
U.S. large-cap value	$263	$-	$263	$-
U.S. mid-cap value	256	-	256	-
U.S. small-cap value	255	-	255	-
Pooled fixed income	491	-	491	-
Total	$1,265	$-	$1,265	$-

The Partnership was required to make a contribution of $78,400 to the plan in 2017.

The following pension benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2018	55
2019	73
2020	76
2021	83
2022	93
2023-2027	596

(11)	UNION BARGAINING UNIT INTERMITTENT EMPLOYEES SEVERANCE PLAN

Since the acquisition of the farming operations on May 1, 2000, the Partnership has provided a severance plan that covers union members that are not part of the defined benefit pension plan and are classified as intermittent employees per the bargaining unit agreements. The severance plan provides for the payment of eight days of pay for each year worked (upon the completion of three years of continuous service) if the employee becomes physically or mentally incapacitated, permanently laid off by the Partnership for reasons clearly beyond his or her control due to a permanent reduction in workforce, or reaches the age of 60 or older and terminates his or her employment with the Partnership. The Partnership accounts for the benefit by determining the present value of the future benefits based upon an actuarial analysis. The projected benefit obligation includes the obligation of previous employers which the Partnership acquired. As of December 31, 2017 and 2016, the projected benefit obligation is $380,000 and $387,000, respectively.

The following reconciles the changes in the severance benefit obligation and plan assets for the years ended December 31, 2017 and 2016 to the funded status of the plan and the amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 (in thousands).

	2017	2016
Change in severance obligation:
Severance obligation at beginning of year	$387	$409
Service cost	17	17
Interest cost	13	13
Actuarial loss	14	(2)
Benefits paid	(51)	(50)
Severance obligation at end of year	$380	$387

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	51	50
Benefits paid	(51)	(50)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in the consolidated balance sheets consist of:
Accrued severance liability (current)	$(33)	$(52)
Accrued severance liability (non-current)	(347)	(335)
Net amount recognized	$(380)	$(387)

The amounts recognized in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Net actuarial loss	$(44)	$(37)

There will be $607 in net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic cost for the year ending December 31, 2018.

The components of net periodic cost for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Service cost	$17	$17
Interest cost	13	13
Amortization of net loss	1	1
Settlement loss	6	4
Net periodic pension cost	$37	$35

The net actuarial loss recognized in other comprehensive income in the year ended December 31, 2017 is $7,000. The net actuarial gain recognized in other comprehensive income in the year ended December 31, 2016 was $8,000.

	2017	2016
Weighted average assumptions
Discount rate	3.30%	3.70%
Rate of compensation increase	2.00%	2.00%

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

The Partnership expects to make $33,000 in contributions to the plan in 2018.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Years Ending December 31,	(in thousands)
2018	33
2019	32
2020	12
2021	20
2022	22
2023-2027	188

(12)	DEFINED CONTRIBUTION PLAN

The Partnership sponsors a defined contribution plan for its eligible salaried non-bargaining unit employees that provides for employee and employer contributions. Participating employees may contribute up to an amount not to exceed their covered compensation for the plan year, reduced by the participant’s salary reductions, subject to annual limits. The Partnership is required to make matching contributions to the plan and may make discretionary annual contributions to the plan. The Partnership’s matching contributions to the plan are equal to 50% of the first 4% of covered compensation contributed by participating employees. The Partnership’s discretionary contributions, if any, are allocated among participating employees based on age, length of service, and other criteria and are subject to annual limits. During the years ended December 31, 2017 and 2016, Partnership aggregate matching contributions were $28,000 and $44,000, respectively, and the Partnership had no discretionary contributions.

(13)	QUARTERLY OPERATING RESULTS (Unaudited)

The following chart summarizes selected unaudited quarterly operating results for the years ended December 31, 2017 and 2016 (in thousands, except per unit data):

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) per Unit
2017
1st Quarter	$8,105	$1,126	$(383)	$(0.03)
2nd Quarter	7,818	1,256	(585)	(0.03)
3rd Quarter	6,009	1,068	161	0.01
4th Quarter	10,263	3,057	1,994	0.09

2016
1st Quarter	$5,766	$1,511	$(629)	$(0.06)
2nd Quarter	6,088	1,354	(497)	(0.04)
3rd Quarter	7,566	1,792	(17)	-
4th Quarter	7,233	961	(853)	(0.08)

(14)	CONCENTRATION RISKS

Nut Purchase Agreements. In 2017, the Partnership has two lease agreements and one license agreement with Mauna Loa. The two lease agreements have a 99-year term with 63 and 64 years remaining. The license agreement has a term of 50 years with 14 years remaining. The payment terms of the lease and license agreements are 30 days after the end of month delivery. The Partnership relies upon the financial ability of the buyer of the Partnership’s nuts to abide by the payment terms of the nut purchase agreements. If the buyer was unable to pay for the macadamia nuts delivered by the Partnership, or if the buyer is late in payment, it could result in the Partnership’s available cash resources being depleted. If the buyer refuses to purchase the nuts, the Partnership would need to negotiate a nut purchase agreement with another buyer which might not be at the same terms or price. It is also possible that the Partnership might not be able to find a buyer for the nuts.

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

Employees. As of December 31, 2017, the Partnership employed 297 people, of which 206 were seasonal employees and eight were part-time employees.  Of the total, 15 are in farming supervision and management, 267 are in production, maintenance and agricultural operations, 15 are in accounting and administration, and one in sales.

On January 8, 2017, the Partnership and the ILWU Local 142 agreed to two bargaining unit contracts, which are effective June 1, 2016 through May 31, 2019. These agreements cover all production, maintenance and agricultural employees of the Ka’u and Keaau orchards.

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On February 14, 2017, the Partnership entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”). The Settlement Agreement settles the lawsuit filed by the Olson Trust against the Partnership on January 22, 2015, seeking a declaratory judgment that the Partnership had breached the terms of the leases for the Greenshoe I Orchard and the Greenshoe II Orchard, on which 609 tree acres of macadamia nut orchards are situated. Pursuant to the settlement, each of the parties has released all claims against the other related to the lawsuit and the leases, other than claims related to enforcing the Settlement Agreement. The lawsuit was dismissed with prejudice on February 15, 2017, pursuant to a joint stipulation of dismissal. The settlement involves the termination of certain leases and the exchange of certain land and trees by the parties. Each party is responsible, effective as of July 1, 2017, for the operations of and receives the benefits from the orchards that are being transferred to it under the Settlement Agreement. With the exception of small parcels subject to legal partition, the exchange of land and orchards was completed on February 22, 2018. For additional details of the terms of the Settlement Agreement, see Note 16 – Subsequent Events below.

The settlement will be reflected in the financial statements beginning in the first quarter 2018 when the exchange of land and orchards was completed. The Partnership is currently evaluating the net impact of this transaction.

(16)	SUBSEQUENT EVENTS

Definitive Terms of Settlement Agreement with the Olson Trust

On February 22, 2018, the Partnership and Olson Trust completed substantially all of the transactions contemplated by the Settlement Agreement with the exception of small parcels subject to legal partition, including the parcel underlying the Partnership’s garage and field office. Pursuant to the Settlement Agreement, the Partnership gained ownership of 653 acres of land, which includes the land underlying 382 acres of its trees and the land underlying its husking and drying plants, and the Partnership will gain ownership of the land underlying its garage and field office. The Partnership relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of owned trees, and 30 acres of owned land, including 24 acres of owned trees. For additional details of the terms of the Settlement Agreement, see Note 15 – Litigation Loss Contingencies above.

Definitive Agreement to sell its brands and macadamia nut snack business

On February 28, 2018, Royal entered into a definitive agreement to sell its brands and macadamia snack business to MacFarms, LLC (“MacFarms”). MacFarms will acquire from Royal all assets which are currently owned by Royal that are used in the marketing and retail sales of macadamia nuts under Royal’s trademark and trade-name brands, including but not limited to the ROYAL HAWAIIAN ORCHARDS® trademark, for 11,220,242 ordinary fully paid shares, approximately 13% of the issued shares, in Buderim Group Limited (ASX:BUG), the parent company of MacFarms. As part of the transaction, the Partnership will enter into a supply agreement with MacFarms to sell kernel at international prices. In addition, the Partnership and MacFarms will enter into agreements to process each other’s wet-in-shell nuts as needed and to explore joint investment in a processing facility in Hawaii. Three employees involved in the macadamia snack business will become employees of MacFarms.

In 2012, the Partnership established Royal to sell its bulk kernel and to supply its newly developed line of macadamia snacks under the brand name ROYAL HAWAIIAN ORCHARDS®, which together made up its branded products segment. In the first half of 2017, the Partnership began focusing more on its bulk macadamia kernel business with sales into Europe, Asia and the US. With the sale of its brands and the macadamia snack business, the Partnership will focus on its orchard business and its bulk kernel business which represents sales of macadamia kernel from its orchards and other Hawaiian orchards to MacFarms and other customers worldwide at prices higher than can be obtained by selling wet-in-shell in Hawaii.

For additional details of the terms of the Settlement Agreement, see the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Principal Financial Officer of the Managing Partner evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the President and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

The Managing Partner conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Partnership’s management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors. Instead, the officers and directors of the Managing Partner perform all management functions for the Partnership. Each director of the Managing Partner is elected for a term of one year. The Chairman of the board is also the President, CEO and CFO of the Managing Partner, with the business leadership experience that allows him to work with all the board members to provide direction, control and evaluation of the operations of the Partnership.

On November 9, 2017, the board of directors of the Managing Partner approved the nomination of all four members of the board to stand for re-election. On this date, Crescent River, the sole shareholder of the Managing Partner, approved the election of Messrs. Barry Blank, Mark Harding, James Kendrick and Bradford Nelson to serve as members of the board by written consent in lieu of an annual meeting of the sole shareholder.

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

Name	Age	Position with Royal Hawaiian Resources, Inc.
Bradford C. Nelson	51	Chairman of the Board, President, CEO, CFO and Secretary
Barry W. Blank	77	Director
Mark W. Harding	54	Director
James S. Kendrick	70	Director

Bradford C. Nelson. Mr. Nelson has served as a director since October 2009, as President and Secretary of the Managing Partner since May 2016, and as Chairman of the board, President, CEO, CFO and Secretary since May 2017. Mr. Nelson also serves as the Principal Financial Officer and Principal Accounting Officer for SEC reporting purposes. Since 2010, he has been President and owner of West Sedge, Inc., providing finance and management services to businesses and family offices, including companies owned by the Ebrahimi family and Mr. Fred Ebrahimi, the Partnership’s largest unitholder. Mr. Nelson is a CPA and served as an officer of other private and public companies in Colorado from 1994 until 2001, when he joined a company owned by the Ebrahimi family. He received his BSBA in Finance in 1989 and his Masters in Accountancy in 1991 from the University of Denver. In concluding that Mr. Nelson is qualified to serve as a director, the board considered, among other things, his global financial management experience and expertise and his tax and financial experience and understanding of GAAP.

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

Scott C. Wallace, Executive Vice President – Branded Products. Mr. Wallace has served as Executive Vice President – Branded Products since May 2017. He served as President of Royal from August 2013 to May 2017. He served as President and Chief Executive Officer of the Managing Partner from October 2013 to May 2016 and as interim Principal Financial Officer from November 2014 to May 2016. He served as executive vice president, sales and marketing from January 2012 to August 2013. He served as a director of the Managing Partner from June 2007 to December 2012. Prior to his employment with the Managing Partner, Mr. Wallace performed consulting work with private equity firms and high net worth individuals on potential acquisitions and minority share investments primarily in privately owned companies. He was President and CEO of Fruit Patch, one of the largest processor/marketers of fresh fruit in the United States specializing in peaches, plums, nectarines, grapes, and specialty fruits from 2009 through 2011. Mr. Wallace has spent over 25 years in progressively more senior management positions in the consumer goods industry. From 2006 through 2009, he managed offices throughout the world which market and distribute the Singer, Husqvarna Viking and Pfaff brand sewing machine brands at SVP Worldwide, a Kohlberg & Company owned business. Prior to joining SVP Worldwide, he was Chairman, President and Chief Executive Officer of Gardenburger, Inc. until taking the company private in 2006. Previously, he was president and Chief Executive Officer of Mauna Loa Macadamia Nut Corporation until 2001. He has also served in management capacities with Jacobs Suchard (1988 through 1994), Eastman Kodak Company (1985 through 1988) and Procter & Gamble (1978 through 1985). Mr. Wallace provides broad general management and executive level sales and marketing expertise. Mr. Wallace received his Bachelor of Arts in International Business Management and Marketing from San Francisco State University. Pursuant to the sale of the Royal Hawaiian Orchards brands and snack business, Mr. Wallace will become an employee of MacFarms at closing which is anticipated to be in March 2018.

Board and Committee Meetings; Special Meeting Attendance

The board of directors of the Managing Partner currently consists of four members. The board has two committees — the Audit Committee and the Combined Committee (as defined below). The members of each committee are set forth below.

Director	Audit Committee	Combined Committee
Barry W. Blank	X	X
James S. Kendrick	X	Chair
Mark W. Harding	Chair	X

The number of board and committee meetings held during 2016 is set forth below.

	Board	Audit Committee	Combined Committee
Number of 2017 Meetings	2	4	2

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

Executive Committee of Royal

For six months during 2017, Royal had an Executive Committee consisting of Mr. Nelson and Mr. Kendrick to manage the performance of the branded product segment. The Executive Committee of Royal met six times.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, the directors and executive officers of the Managing Partner and persons who are beneficial owners of more than 10% of the Units of the Partnership (the “Reporting Persons”) are required to file reports of their ownership and changes in ownership of Units with the SEC and furnish the Partnership with copies of such reports. Based solely upon the review of the copies of the reports submitted to the Partnership and written representations from the Reporting Persons, the Partnership believes that all Reporting Persons complied with the applicable Section 16(a) requirements of the Exchange Act during 2017, except that director James S. Kendrick filed a late Form 3 related to joining the board in 2005 and one late Form 4 reporting one purchase transaction in 2006.

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

We are committed to maximizing unitholder value and dedicated to attracting and retaining the necessary talent to accomplish this objective. Our compensation philosophy is designed to directly align the interests of unitholders and employees through compensation programs that will reward employees for performance that builds long-term unitholder value.

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

Base Salary. Base salaries for executive officers reflect a balance of market conditions, role, individual competency and attraction and retention considerations. Increases in base pay for executive officers are based primarily on individual performance and competitive considerations. Mr. Nelson’s was paid $82,000 for 2016 (a partial year) and $160,000 for 2017. Mr. Nelson’s compensation was increased to $180,000 effective June 1, 2017, in recognition of the strong performance and commitment to the Partnership. In addition, Mr. Nelson was awarded a discretionary bonus of $132,000 as discussed below. Mr. Nelson does not receive any benefits from the Partnership. Mr. Wallace’s base salary was $262,000 for 2016 and 2017. Mr. Wallace did not receive a bonus or salary increase in 2017.

Short-term Incentive Plan. The Partnership’s short-term incentive plan for executives and other eligible employees provides for incentives based upon (1) financial performance as measured by net income against that in the operating plan and (2) individual performance as measured by the achievement of strategic objectives and personal contribution to our success. In 2017, the short-term incentive plan for Mr. Nelson included goals for improving financial reporting, addressing liquidity issues, and improving management and operations of the Partnership. In 2017, the short-term incentive plan for the Mr. Wallace included goals for increasing distribution and gross sales of branded products, improving internal operating systems, launching new products, and managing the processing of nuts at budgeted costs. The plans also included strategic objectives, including undisclosed targets, the disclosure of which, the Partnership believes would cause competitive harm. Each component is measured against financial targets and Partnership objectives set at the beginning of the year as approved by the board of directors of the Managing Partner based on the operating budget and strategic plan. The bonus compensation level and related payment require board of director approval and are subject to the Partnership’s financial condition and the board’s discretion. In recognition of Mr. Nelson’s significant contributions to the Partnership and commitment beyond expectations, including completion of a successful rights offering, the Olson Settlement, achieving cost reductions, and increasing Partnership profitability, Mr. Nelson was awarded a discretionary bonus in 2017 of 132,000. The board of directors did not award a discretionary bonus to Mr. Wallace in 2017.

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

Summary Compensation Table

The following table summarizes the total compensation for services rendered during the fiscal years ended 2017 and 2016 paid to all individuals serving as executive officers during 2017.

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position (1)	Year	($)	($)	($)(2)(3)	($)

Scott C. Wallace, Executive Vice President - Branded Products and Former President of the Managing Partner	2017	262,000	-	12,000	274,000
	2016	262,000	-	12,000	274,000
Bradford C. Nelson, President, CEO and CFO of the Managing Partner	2017	160,000	132,000	33,000	325,000
	2016	81,968	-	43,000	124,968

_______________

(1)	Change in executive officers in 2016

Scott Wallace was President and CEO of Royal and the Managing Partner through May 18, 2016. Bradford Nelson was a director and became President of the Managing Partner on May 18, 2016.

(2)	Includes the following automobile allowance provided to Mr. Wallace by the Partnership:

2017	$12,000
2016	$12,000

(3)	Consists entirely of cash compensation for Mr. Nelson’s service as a director of the Managing Partner.

Outstanding Equity Awards at Fiscal Year-End

No named executive officer has any outstanding equity awards. We do not presently have any equity incentive plans.

Employment and Severance Agreements

We have an employment agreement with one executive — Scott C. Wallace, Executive Vice President – Branded Products of Royal. Effective January 1, 2012, we hired Scott C. Wallace, a former director of the Managing Partner, for the position of executive vice president of sales and marketing. He was appointed President of Royal on August 27, 2013 and served as President and CEO of the Managing Partner from October 1, 2013 through May 18, 2016. His compensation includes a minimum base salary of $262,000 per annum and a vehicle allowance of $1,000 per month. His employment offer letter does not provide for a guaranteed term of employment but requires the payment of a minimum severance benefit of six months of base pay, or $131,000, in the event his employment is involuntarily terminated for other than Just Cause. He is eligible to participate in the short-term incentive compensation plan under which his bonus, if any, will be determined at the discretion of the board of directors of the Managing Partner. Mr. Wallace receives standard benefits in accordance with the Partnership’s benefit policies. This employment agreement does not provide payments triggered solely by a change of control of the Partnership. The employment agreement provides for severance should Mr. Wallace be terminated without cause.

Director Compensation

Directors of the Managing Partner received a quarterly retainer of $6,250 in 2017. Additionally, each director receives a meeting fee of $1,000 per meeting. Members of the Managing Partner’s Audit Committee receive a meeting fee of $1,000 per meeting, with the chairman of the Audit Committee receiving an additional $1,000 per meeting. The Chairman of the board receives an additional $3,000 per meeting. Members of the Managing Partner’s Combined Committee receive a meeting fee of $1,000, with the chairman of this Committee receiving an additional $2,000 per meeting. The Chairman of the board of Royal receives a meeting fee of $1,000 per meeting. The non-executive member of the Executive Committee of Royal receives $1000 per meeting. There are no other agreements or arrangements, including no stock or stock option plans, between the Managing Partner and its directors.

Amounts reflected in the table below represent compensation paid for the year December 31, 2017.

2017 Director Compensation Table (All amounts represent fees earned or paid in cash)

						Meeting Fee -	Chairman Fee -
			Meeting			Combined	Combined
		Meeting	Fee -			Nominating,	Nominating,
		Fee -	Chairman	Meeting	Chairman	Governance,	Governance,	Royal
		Board of	of the	Fee - Audit	Fee - Audit	and	and	Executive
	Retainer	Directors	Board	Committee	Committee	Compensation	Compensation	Committee	Total
Name	($)	($)	($)	($)	($)	Committee ($)	Committee ($)	($)	($)

Barry W. Blank	25,000	2,000	-	4,000	-	2,000	-	-	33,000
Mark W. Harding	25,000	2,000	-	4,000	4,000	2,000	-	-	37,000
James S. Kendrick	25,000	2,000	-	4,000	-	2,000	4,000	6,000	43,000
Bradford C. Nelson	25,000	-	6,000	-	-	2,000	-	-	33,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information as of March 2, 2018, as to the beneficial ownership of the Partnership’s Units by (i) each person (or group of affiliated persons) known to the Partnership to own beneficially 5% or more of the Units, (ii) each director of the Managing Partner, (iii) each executive officer of the Managing Partner and (iv) all directors and executive officers of the Managing Partner as a group. All information is based on information filed by such persons with the SEC and other information provided by such persons to the Partnership. Except as otherwise indicated, the Partnership believes that each of the beneficial owners listed has sole investment and voting power with respect to such Units. On March 2, 2018, there were 22,200,000 Units outstanding. There are no Units deemed to be beneficially owned by virtue of a right of a person to acquire Units within 60 days of March 2, 2018.

			Percent
	Class A		of
	Units		Class A
Name and Address of Beneficial Owner	Owned		Units
Barry W. Blank**	1,737,000		7.8%
Mark W. Harding**	-
James S. Kendrick**	1,500		*
Bradford C. Nelson**	18,701	(1)	*
Scott C. Wallace**	-
All directors and executive officers as a group (5 persons)	1,757,201		7.9%

Farhad Fred and Mary Wilkie Ebrahimi
Husband and Wife
191 University Blvd., Suite 246
Denver, CO 80206	17,156,765	(2)	77.3%

__________________

* Less than 1%

** Address is the Partnership’s address: 688 Kinoole Street, Suite 121, Hilo, Hawaii 96720.

(1)

Excludes 935,726 Class A Units owned by Crescent River Agriculture LLC. Mr. Nelson is a member of Crescent River Agriculture LLC, but he has no voting or investment control over the Class A Units held by Crescent River Agriculture LLC. Mr. Nelson disclaims beneficial ownership of the Class A Units held by Crescent River Agriculture LLC, except to the extent of his pecuniary interest therein.

(2)

This disclosure is based on a Schedule 13D/A filed by Mr. and Mrs. Ebrahimi on May 19, 2017, and subsequently filed Forms 4. Mr. and Mrs. Ebrahimi have shared voting and dispositive power over all Units owned. Crescent River, which is controlled by the Ebrahimis, owns the 1% general partnership interest.

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

Pre-Approval Policies and Procedures

Pursuant to our Audit Committee Pre-Approval Policy, all audit and non-audit services performed by our auditors must be approved in advance by the Audit Committee of the board to assure that such services do not impair the auditors’ independence from the Partnership. Under the policy, the Audit Committee may pre-approve any services to be performed by our auditors up to 12 months in advance. The Audit Committee may delegate pre-approval authority to one or more of its members. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by our auditors EKS&H LLLP (“EKS&H”) for our consolidated financial statements as of and for the years ended December 31, 2017 and 2016, respectively.

Fees Paid to Our Auditors

Audit Fees. Fees billed by our auditors, EKS&H, during 2017 and 2016 for the audit of the Partnership’s consolidated financial statements included in this Annual Report on Form 10-K and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q amounted to $116,500 and $104,100, respectively.

Audit Related Fees. No audit related fees were billed in 2017 by EKS&H. Fees billed in 2016 by EKS&H for the 2016 audit of Royal Hawaiian Macadamia Nut, Inc. were $19,000.

Tax Fees. Fees related to tax compliance services provided by EKS&H amounted to $6,250 for 2017 and $6,650 for 2016.

All Other Fees. Fees billed in 2017 by EKS&H for services provided in conjunction with the Rights Offering amounted to $3,862. No other fees were billed in 2016 by EKS&H.

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

	3.	Exhibit List

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3. Articles of Incorporation and By-Laws:
1	Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State		S-1	3.4	11/6/2013
2	Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012, as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013, as amended by Second Amendment to the Amended and Restated Agreement of Limited Partnership, dated as of February 15, 2017		10-K	3.2	3/15/2017
4. Instruments Defining the Rights of Security Holders:
1	Form of Class A Certificate of Limited Partnership		S-1/A	3.2	4/18/1986
2	Form of Depository Receipt		S-1/A	3.2	4/18/1986
10. Material Contracts:
1	Lease between the Trustees of the Estate of Bernice Pauahi Bishop (“Trustees of the Bishop Estate”) and Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) dated October 7, 1983, but effective as of January 1, 1975		S-1/A	10.4	4/18/1986
2	Lease between Ka’u Agribusiness Co., Inc. (“KACI”) and Mauna Loa Orchards, L.P. (“MLO”), dated December 22, 1986		10-K	10.7	3/31/1987
3	Form of Ka’u Orchards Farming Lease between KACI and MLO, dated August 11, 1989, but effective July 1, 1989		S-1/A	10.12	10/20/1989
4	Form of Cash Flow Warranty Agreement among KACI, Mauna Kea Agribusiness Company, Inc. and the Partnership, dated as of July 1, 1989		S-1/A	10.16	10/20/1989
5	Form of Assignment of Partial Interest in Lease No. 15,020 and Consent from MLO to the Partnership		S-1/A	10.25	10/20/1989
6	Form of Assignment of Partial Interest in Lease No. 16,859 and Consent from MLO to the Partnership		S-1/A	10.26	10/20/1989
7	Form of Assignment of Partial Interest in Lease No. 20,397 and Consent from MLO to the Partnership		S-1/A	10.27	10/20/1989

	8	Form of Assignment of Lease from MLO to the Partnership relating to Lease from the Trustees of the Bishop Estate	S-1/A	10.28	10/20/1989
	9	Form of Lease from the Trustees of the Bishop Estate to MLO	S-1/A	10.34	10/20/1989
	10	Form of Lease No. 15,020 from the Trustees of the Bishop Estate to MLO	S-1/A	10.35	10/20/1989
	11	Form of Amendments to Lease No. 15,020 from the Trustees of the Bishop Estate	S-1/A	10.36	10/20/1989
	12	Form of Lease No. 16,859 from the Trustees of the Bishop Estate to the Hawaiian Agricultural Company (a predecessor of KACI)	S-1/A	10.37	10/20/1989
	13	Form of Amendments to Lease No. 16,859 from the Trustees of the Bishop Estate	S-1/A	10.38	10/20/1989
	14	Form of Lease No. 20,397 from the Trustees of the Bishop Estate to C. Brewer and Company, Limited (“CBCL”)	S-1/A	10.39	10/20/1989
	15	Form of Amendments to Lease No. 20,397 from the Trustees of the Bishop Estate to CBCL	S-1/A	10.40	10/20/1989
	16	Lease from the Trustees of the Bishop Estate to Mauna Loa	S-1/A	10.42	10/20/1989
	17	Agricultural License Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards)	10-Q	10.85	11/9/2011
	18	Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa	10-K	10.25	3/28/2014
	19	Agricultural Lease Agreement, dated as of September 12, 1979, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards)	10-Q	10.86	11/9/2011
	20	Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa	10-K	10.26	3/28/2014
	21	Agricultural Lease Agreement, dated as of September 21, 1981, between the Partnership (as assignee of IASCO) and Mauna Loa (IASCO Orchards)	10-Q	10.87	11/9/2011
	22	Amendment of Leases and License, dated July 14, 2010, by and between the Partnership and Mauna Loa	10-K	10.27	3/28/2014
	23	Ka’u Orchards Year 2000 Farming Lease, dated as of May 1, 2000, between the Partnership and Ka’u Agribusiness Co., Inc.	8-K	10.3	5/9/2000
*	24	Employment Offer Letter, dated as of December 6, 2011, with Mr. Scott C. Wallace	10-K	10.88	3/28/2012
	25	Amended and Restated Credit Agreement among the Partnership, the Managing Partner, Royal and RHS, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Lender and as Agent for such other persons who may be added as Lenders from time to time, dated as of March 27, 2015	10-K	10.27	3/31/2015
	26	First Amendment to Amended and Restated Credit Agreement among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 15, 2015	8-K	10.2	6/22/2015
	27	Second Amendment to Amended and Restated Credit Agreement, among the Partnership, Royal, and the other wholly owned subsidiaries of the Partnership, collectively Borrowers and each, a Borrower, and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, dated as of June 29, 2015	10-Q	10.3	8/14/2015

28	Third Amendment to Amended and Restated Credit Agreement, by and among and American AgCredit, PCA, as Agent for such other persons who may be added as Lenders from time to time, and the Partnership, the Managing Partner, RHS, and Royal, collectively Borrowers and each, a Borrower, dated as of September 22, 2015	10-Q	10.1	11/16/2015
29	Fourth Amendment to Amended and Restated Credit Agreement and Waiver among the Partnership, the Managing Partner, RHS, and Royal, as Borrowers, and American AgCredit, PCA, as Agent, dated as of March 11, 2016	8-K	10.1	3/16/2016
30	Fifth Amendment to Amended and Restated Credit Agreement and Consent among the Partnership, the Managing Partner, RHS, and Royal, as Borrowers, and American AgCredit, PCA, as Agent, dated as of June 30, 2016	8-K	10.3	7/6/2016
31	Sixth Amendment to Amended and Restated Credit Agreement and Waiver among the Partnership, RHS, and Royal, as Borrowers, American AgCredit, PCA, as Agent, and the Lenders, dated as of January 12, 2017	8-K	10.1	1/13/2017
32	Seventh Amendment to Amended and Restated Credit Agreement among the Partnership, RHS, and Royal, as Borrowers, American AgCredit, PCA, as Agent, and the Lenders, dated as of July 13, 2017	8-K	10.1	7/17/2017
33	Acquisition Agreement between the Partnership and Geyser Asset Management, Inc., as agent for the tenant in common investors listed therein, dated as of April 13, 2015	8-K	10.1	4/17/2015
34	Credit Agreement dated as of June 15, 2015 between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender	8-K	10.1	6/22/2015
35	First Amendment to Credit Agreement and Waiver between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender, dated as of March 11, 2016	8-K	10.2	3/16/2016
36	Second Amendment to Credit Agreement and Waiver between the Partnership, as Borrower, and American AgCredit, FLCA, as Lender, dated as of January 12, 2017	8-K	10.2	1/13/2017
37	Stock Purchase Agreement by and between the Partnership and Crescent River Agriculture LLC, dated as of June 30, 2016	8-K	10.1	7/6/2016
38	Management and Incentive Fee Waiver Agreement by and between the Partnership and the Managing Partner, dated as of June 30, 2016	8-K	10.2	7/6/2016
39	Waiver Agreement among the Partnership, RHS, and Royal, as Borrowers, and American AgCredit, PCA, as Agent, dated as of November 9, 2016	10-Q	10.1	11/14/2016
40	Definitive Terms of Settlement Agreement, dated February 14, 2017, between the Partnership and EDMUND C. OLSON TRUST No. 2 dated August 21, 1985	8-K	10.1	2/16/2017

	41	Asset Purchase Agreement, dated February 28, 2018, by and among Buderim Group Limited, an Australia corporation; MacFarms, LLC, a Hawaii limited liability company and wholly owned subsidiary of Buderim Group Limited as Buyer; and Royal as Seller		8-K	10.1	2/28/2018
11.1	Statement re: Computation of Net Income (Loss) per Class A Unit		X
21.1	List of Subsidiaries		X
31.1	Form of Rule 13a-14(a) [Section 302] Certification — Principal Executive and Financial Officer		X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer		+
101

Financial statements from the Annual Report on Form 10-K for the year ended December 31, 2017 of the Partnership, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017, and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, and December 31, 2016, (iii) Consolidated Statements of Partners’ Capital for the years ended December 31, 2017, and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, and December 31, 2016, and (v) Notes to Consolidated Financial Statements

X

+  Furnished, not filed.

*  Management contract or compensatory plan or arrangement.

(b)	Exhibits

The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules.

Schedule I – audited balance sheet of Royal Hawaiian Resources, Inc., the general partner, as of December 31, 2017.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)
	By:	ROYAL HAWAIIAN RESOURCES, INC.
(Managing Partner)

March 9, 2018	By:	/s/ Bradford C. Nelson
Bradford C. Nelson
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Bradford C. Nelson	President (Principal Executive, Financial and Accounting Officer) and	March 9, 2018
Bradford C. Nelson	Director of Royal Hawaiian Resources, Inc. (Managing Partner)

/s/ Barry W. Blank	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 9, 2018
Barry W. Blank

/s/ James S. Kendrick	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 9, 2018
James S. Kendrick

/s/ Mark W. Harding	Director of Royal Hawaiian Resources, Inc. (Managing Partner)	March 9, 2018
Mark W. Harding

Schedule I

ROYAL HAWAIIAN RESOURCES, INC.

Balance Sheet

and

Independent Auditors’ Report

December 31, 2017

ROYAL HAWAIIAN RESOURCES, INC.

INDEPENDENT AUDITORS' REPORT

Board of Directors

Royal Hawaiian Resources, Inc.

Broomfield, CO

We have audited the accompanying financial statements of Royal Hawaiian Resources, Inc., which are comprised of the balance sheet as of December 31, 2017, and the related notes to the financial statements.

MANAGEMENT'S RESPONSIBILITY FOR THE FINANCIAL STATEMENTS

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

AUDITORS' RESPONSIBILITY

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

3

Royal Hawaiian Resources, Inc.

Page Two

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

OPINION

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Hawaiian Resources, Inc. as of December 31, 2017, in accordance with accounting principles generally accepted in the United States of America.

EKS&H LLLP

March 9, 2018

Boulder, Colorado

4

Royal Hawaiian Resources, Inc.

Balance Sheet

(in thousands)

December 31,
2017

Assets

Current assets
Cash	$38
Total current assets	38
Investment	585
Total assets	$623

Liabiliies and Shareholder's Equity

Current liabilities
Accounts payable	$8
Total current liabilities	8

Shareholder’s equity
Common stock, no par value, 1,000 shares authorized, issued, and outstanding	1
Additional paid in capital	649
Accumulated deficit	(35)
Total shareholder’s equity	615
Total liabilities and shareholder’s equity	$623

See accompanying notes to financial statement.

5

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

Income Taxes. The Company is subject to taxation as a C Corporation at rates up to 35% (21% after 2017) for federal tax rate and 6.4% for state tax on its taxable income (loss), if any.

Management evaluates uncertain income tax positions for the Company utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2017, management believes there was no uncertain income tax position. RHR has loss carryforwards of $104 thousand in which it has recorded a valuation allowance due to the uncertainty of income from RHO.

RELATED-PARTY TRANSACTIONS

RHR is the managing partner and owns a 1% general partnership interest in RHO. Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, dated as of October 1, 2012, as amended November 1, 2013, and February 15, 2017 (the “Partnership Agreement”), RHR is also entitled to an annual management fee equal to 2% of Operating Cash Flow (as defined by the Partnership Agreement) and an incentive fee if net cash flow of RHO exceeds certain levels defined in the Partnership Agreement. The management fee has been waived by RHR since 2005. The incentive fee has not been earned by RHR for at least 15 years. In June 2016, RHR agreed to waive both the management fee and the incentive fee for fiscal 2016, 2017, and 2018. After 2018, RHR will be eligible to earn the management fee and the incentive fee. Pursuant to the Partnership Agreement, RHO will still be required to reimburse RHR for expenses incurred in managing RHO. $26 thousand of accounts receivable have been included in shareholder’s equity.

RHR is indirectly owned by a limited partner of RHO who owns, directly or indirectly, over two-thirds of RHO’s Class A units.

6