Form 10-Q
period 2018-03-31
ROYAL HAWAIIAN ORCHARDS, L.P.
filed 2018-05-15
CIK 792161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, the registrant had 22,200,000 Class A Units issued and outstanding.

ROYAL HAWAIIAN ORCHARDS, L.P.

INDEX

PART I – FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2

i

PART I  – Financial Information

Item 1.     Financial Statements

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,061	$9,355
Marketable securities	2,803	-
Accounts receivable, net	3,141	5,659
Inventories, net	5,581	5,335
Other current assets	557	376
Current assets of discontinued operations	97	1,564
Total current assets	24,240	22,289
Land, orchards and equipment, net	47,972	46,926
Other non-current assets	177	192
Noncurrent assets of discontinued operations	-	65
Total assets	$72,389	$69,472

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt, net	$1,015	$1,015
Accounts payable	743	948
Accrued payroll and benefits	821	690
Other current liabilities	396	187
Current liabilities of discontinued operations	516	367
Total current liabilities	3,491	3,207
Non-current benefits	739	739
Long-term debt, net of current portion	6,142	6,430
Deferred income tax liability	960	1,014
Total liabilities	11,332	11,390

Commitments and contingencies

Partners’ capital
General and limited partners	61,288	58,313
Accumulated other comprehensive loss	(231)	(231)
Total partners’ capital	61,057	58,082
Total liabilities and partners’ capital	$72,389	$69,472

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L. P.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(in thousands, except per unit data)

	Three months
	ended March 31,
	2018	2017
Revenues
Orchards revenue	$1,908	$2,170
Branded product sales	3,127	4,946
Total revenues	5,035	7,116
Cost of revenues
Cost of orchards revenue	1,456	1,878
Cost of branded product sales	2,333	4,147
Total cost of revenues	3,789	6,025
Gross profit	1,246	1,091
General and administrative expenses	536	443
Selling expenses	39	162
Operating income	671	486
Net Gain (loss) on sale of property and equipment	380	-
Other income
Other income	18	126
Unrealized loss - marketable securities	(380)	-
Interest expense, net	(68)	(262)
Net income before income taxes	621	350
Income tax expense	34	5
Net income from continuing operations	587	345
Income (loss) from discontinued operations, net of tax	2,388	(728)
Net income (loss)	2,975	(383)
Other comprehensive income (loss), net of tax
Pension costs	-	-
Other comprehensive income, net of tax	-	-
Comprehensive income (loss)	$2,975	$(383)

Net income per Class A Unit - Continuing Operations	0.03	0.03
Net income (loss) per Class A Unit - Discontinued Operations	0.11	(0.07)
Net income (loss) per Class A Unit	$0.13	$(0.03)

Cash distributions per Class A Unit	$-	$-

Weighted average Class A Units outstanding	22,200	11,100

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Partners’ Capital (unaudited)

(in thousands)

	Three months ended
	March 31,
	2018	2017
Partners’ capital at beginning of period:
General and limited partners	$58,313	$37,270
Accumulated other comprehensive loss	(231)	(228)
	58,082	37,042

Allocation of net income (loss):
General and limited partners	2,975	(383)
	2,975	(383)

Partners' capital at end of period:
General and limited partners	61,288	36,887
Accumulated other comprehensive loss	(231)	(228)
Total partners' capital	$61,057	$36,659

See accompanying notes to condensed consolidated financial statements.

Royal Hawaiian Orchards, L.P.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$2,975	$(383)
Income (loss) from discontinued operations	2,388	(728)
Net income from continuing operations	587	345
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Depreciation and amortization	786	771
Amortization of debt issance costs	3	6
Net gain on sale of property and equipment	(380)
Unrealized loss on marketable securities	380	-
Changes in assets and liabilities:
Accounts receivable	2,518	(1,074)
Inventories	(246)	831
Other current assets	(181)	(260)
Non-current assets	(4)	-
Accounts payable	(205)	200
Accrued payroll and benefits	131	236
Accrued expenses & other	155	71
Total adjustments	2,957	781
Net cash provided by operating activities - continuing operations	3,544	1,126
Net cash provided by operating activities - discontinued operations	945	52
Net cash provided by operating activities	4,489	1,178

Cash flows from investing activities:
Capital expenditures	(301)	(16)
Purchase of orchard	(1,135)	-
Net cash used in investing activities - continuing operations	(1,436)	(16)
Net cash used in investing activities - discontinued operations	(56)	(4)
Net cash used in investing activities	(1,492)	(20)

Cash flows from financing activities:
Proceeds from drawings on line of credit	750	-
Repayment of line of credit	(750)	(500)
Repayment of long-term debt	(291)	(777)
Net cash provided by financing activities	(291)	(1,277)

Net increase (decrease) in cash	2,706	(119)
Cash and cash equivalents at beginning of period	9,355	1,132
Cash and cash equivalents at end of period	$12,061	$1,013

Supplemental disclosure of cash flow information:
Cash paid for interest for the periods ended March 31, 2018 and 2017 was $101 and $291 respectively.
Cash paid for income taxes for the periods ended March 31, 2018 and 2017 was $22 and $0 respectively.

See accompanying notes to condensed consolidated financial statements.

ROYAL HAWAIIAN ORCHARDS, L.P.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is managed by its sole general partner, Royal Hawaiian Resources, Inc. (the “Managing Partner” or “RHR”). The accompanying unaudited condensed consolidated financial statements of the Partnership and its subsidiaries Royal Hawaiian Services, LLC (“RHS”), Hawaiian Macadamia Nut Company (formerly Royal Hawaiian Macadamia Nut, Inc.) (“HMNC”), and RHO Naalehu, LLC, include all adjustments (consisting only of those of a normal recurring nature) that, in the opinion of management, are necessary to present fairly their financial position as of March 31, 2018, and December 31, 2017, the results of operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017, and the changes in cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or for any future period.

The December 31, 2017 condensed consolidated balance sheet data in this report was derived from audited consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission (“SEC”) in the 2017 Annual Report. We have made certain reclassifications to prior period amounts to conform to the current period presentations.

The Partnership’s business has historically been highly seasonal, reflecting the general pattern of peak harvest during the fourth quarter.

Divestiture of Brands and Snack Business

On March 14, 2018, the Partnership completed the sale of its brands and macadamia snack business to MacFarms, LLC (“MacFarms”). MacFarms acquired all assets owned which were used in the marketing and retail sales of macadamia nuts under the Partnership’s trademark and trade-name brands, including but not limited to the ROYAL HAWAIIAN ORCHARDS® trademark, for 11,220,242 ordinary fully paid shares, approximately 13% of the issued shares, in Buderim Group Limited (ASX:BUG), the parent company of MacFarms. As part of the transaction, the Partnership entered into a supply agreement with MacFarms to sell kernel at market prices determined by sales of macadamia kernel to other buyers.

(2)	CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)	DISCONTINUED OPERATIONS

On March 14, 2018, the Partnership sold its brands and assets related to the snack business. The brands were a component of the branded products segment. The branded products segment will continue to market and distribute macadamia nut kernel.

The assets and liabilities, operating results, and cash flows related to the brands and snack business are presented as discontinued operations, separate from our continuing operations, for all periods presented in these condensed consolidated financial statements and footnotes.

The major components of assets and liabilities of our discontinued operations were as follows:

	March 31,	December 31,
(in thousands)	2018	2017
Current assets
Accounts receivable, net	97	461
Inventories, net	-	1,084
Other current assets	-	19
Total current assets of discontinued operations	$97	$1,564
Equipment, net	-	52
Other non-current assets	-	13
Total noncurrent assets of discontinued operations	$-	$65
Current liabilities
Accounts payable	482	225
Accrued payroll and benefits	34	139
Other current liabilities	-	3
Total current liabilities of discontinued operations	$516	$367

The income from discontinued operations as reported on our condensed consolidated statements of operations were comprised of the following amounts:

	Three months
	ended March 31,
(in thousands)	2018	2017

Net revenue	$2,407	$988
Cost of branded product sales	1,445	954
Gross profit	962	34
General and administrative expenses	134	258
Selling expenses	323	428
Operating income (loss)	505	(652)
Loss on disposal of equipment	-	(5)
Other expense	(2)	(36)
Interest expense, net	(8)	(35)
Net income (loss) before income taxes	495	(728)
Income tax expense	-	-
Net income (loss) from discontinued operations	495	(728)
Gain on disposal of discontinued operations:
Gain on sale of brands and snack business	1,893	-
Income (loss) from discontinued operations, net of tax	$2,388	$(728)

(4)     NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted and are to be applied on a retrospective basis. The Partnership adopted the provisions of the standard and the adoption did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. The partnership adopted ASU No. 2016-01 in the first quarter of 2018 utilizing the modified retrospective transition method. Based on the composition of the Partnership’s investment portfolio, the adoption of ASU No. 2016-01 did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue which is recorded. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update deferred the effective date for implementation of this standard by one year. ASU No. 2014-09 is now effective for annual and interim periods beginning after December 15, 2017, including interim periods within that period. The Partnership adopted this guidance in the first quarter of 2018 using the modified retrospective transition method and based on our analysis, the adoption did not have a significant impact except for broader disclosure of its revenue recognition in its Notes to Consolidated Financial Statements.

(5)	SEGMENT INFORMATION

The Partnership’s two reportable segments, orchards and branded products, are distinct business enterprises that have different products and services, customers and regulatory environments. Both segments are organized on the basis of revenues and assets. The orchards segment derives its revenues from the sale of wet-in-shell macadamia nuts, the sale of macadamia nut kernel to HMNC, contract farming, and leasing orchards. The branded products segment derives its revenues from the sale of bulk macadamia nut kernel.

Management evaluates the performance of each segment on the basis of operating income and top line growth. The Partnership accounts for intersegment sales and transfers at a predetermined rate that includes cost plus a margin, and such transactions are eliminated in consolidation. The following tables summarize each reportable segment’s revenues, operating income or loss, assets and other information as of and for the three months ended March 31, 2018 and 2017. Due to the seasonality of crop patterns and the timing of nut purchase contract fulfillment, interim results are not necessarily indicative of annual performance.

	Three Months Ended March 31, 2018 (in thousands)
	Orchards	Branded Products	Eliminations/ Reconciliation	Total
Revenues
External customers	$1,908	$3,127	$-	$5,035
Intersegment revenue	3,377	-	(3,377)	-
Total revenue	$5,285	$3,127	$(3,377)	$5,035

Operating income	$204	$455	$12	$671

Depreciation and amortization	$780	$6	$-	$786

Capital expenditures	$1,436	$-	$-	$1,436

Segment assets	$81,481	$5,512	$(14,604)	$72,389

	Three Months Ended March 31, 2017
	(in thousands)
	Orchards	Branded Products	Eliminations/ Reconciliation	Total
Revenues
External customers	$2,170	$4,946	$-	$7,116
Intersegment revenue	3,620	-	(3,620)	-
Total revenue	$5,790	$4,946	$(3,620)	$7,116

Operating (loss) income	$(109)	$625	$(30)	$486

Depreciation and amortization	$761	$10	$-	$771

Capital expenditures	$16	$-	$-	$16

Segment assets	$71,432	$6,488	$(15,504)	$62,416

(6)	REVENUE RECOGNITION

The Partnership revenues result from the sale of products or services and reflect the consideration to which the Partnership expects to be entitled. Revenue is recorded based on a five step model in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). For customer contracts, the Partnership identifies the performance obligations (products or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. The Partnership’s revenues are recorded at a point in time and our standard payment terms are 60 days. Control transfers when the customer receives the macadamia nuts, either at the shipping point or at their facility depending on the terms of the sale. The Partnership has not had material refunds and does not accept returns. Variable consideration is considered when determining the transaction price.

The Partnership evaluates its business using the Segment information and does not disaggregate further. Refer to Note 5, “Segment Information” for additional description of reportable business segments and disaggregated revenue disclosures.

(7)	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Orchard	Branded Product	Total	Orchard	Branded Product	Total

Wet-in-shell	$123	$-	$123	$-	$-	$-
Dry-in-shell	3,299	-	3,299	3,355	-	3,355
Macadamia nut kernel	-	1,736	1,736	-	1,849	1,849
Farming supplies	177	-	177	131	-	131
Inventory Reserve	(100)	-	(100)	-	-	-
Total inventory, net	$3,499	$1,736	$5,235	$3,486	$1,849	$5,335
Deferred farming cost	$346	$-	$346	$-	$-	$-
Total inventory and deferred farming costs, net	$3,845	$1,736	$5,581	$3,486	$1,849	$5,335

Orchard costs (e.g., irrigation, fertilizer, pruning and depreciation) related to nuts sold under nut purchase contracts and services provided under farming contracts were expensed to cost of revenues based on management’s estimate of the costs expected to be incurred to produce macadamia nuts sold during the interim reporting period, with the difference between costs incurred-to-date and costs expensed-to-date included in inventory as deferred farming costs. Deferred farming costs historically accumulate during the first and second quarter of the year and are expensed or added to inventory over the remainder of the year. At March 31, 2018, all farming costs not expensed to cost of goods sold were allocated to inventory.

(8)	LAND, ORCHARDS AND EQUIPMENT

Land, orchards and equipment, stated at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Land	$13,076	$10,808
Improvements	2,711	2,456
Machinery and equipment	12,497	12,397
Irrigation well and equipment	2,613	2,613
Producing orchards	72,665	76,073
Construction work-in-progress	302	263
Land, orchards and equipment (gross)	103,864	104,610
Less accumulated depreciation and amortization	(55,892)	(57,684)
Land, orchards and equipment (net)	$47,972	$46,926

(9)	INCOME TAXES

The Partnership is subject to a gross income tax as a result of its election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross profit.

HMNC is subject to taxation as a C corporation at the current federal tax rate of 21% and a blended state tax rate of 6.0% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of HMNC, the balance of the Partnership’s deferred tax asset at March 31, 2018, was approximately $1.3 million, against which the Partnership has recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of HMNC’s net operating loss carry-forwards.

(10)	DEBT

As of the indicated dates, the Partnership had the following long-term debt outstanding (in thousands):

	March 31,	December 31,
	2018	2017
Long-Term Debt
Revolving Credit Facility (due 2020) (1)	$-	$-
2015 6-Year Term Loan (due 2021)	2,625	2,844
2015 20-Year Term Loan (due 2035)	4,541	4,607
Other	98	105
Total principal amount of long-term debt	7,264	7,556
Less: unamortized debt issuance costs	(107)	(111)
Total long-term debt, net of unamortized loan fees	7,157	7,445
Less: current portion of long-term debt, net	(1,015)	(1,015)
Long-Term Debt, net of associated unamortized loan fees	$6,142	$6,430

________________________

(1)	On July 13, 2017, the maturity date was extended to July 15, 2020.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2018 (1)	2019	2020	2021	2022	Remaining
Debt	$7,264	$735	$1,167	$1,169	$564	$272	$3,357

_________________________

(1)   For remainder of 2018

Credit Agreement with AgCredit PCA

On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, RHR (through June 2016), HMNC and RHS, as the borrowers, and American AgCredit, PCA (“AgCredit PCA”), as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement that amended and restated the terms of the Partnership’s outstanding borrowings with AgCredit PCA (as it may be further amended, restated, modified or supplemented from time to time, the “PCA Credit Agreement”).

On July 13, 2017, the Partnership, HMNC and RHS entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with AgCredit PCA. As a result, the PCA Credit Agreement was amended to (i) delete references to certain loans that were paid in full in May 2017, (ii) extend the maturity date of the Revolving Credit Facility (as defined below) by three years, and (iii) revise certain financial covenants in connection with the three-year extension, all of which was described in greater detail in a Current Report on Form 8-K filed by the Company on July 17, 2017, and as a subsequent event in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Set forth below is a summary of the borrowings provided for by the PCA Credit Agreement:

Revolving Credit Facility. The PCA Credit Agreement provides for a $9 million revolving credit facility (the “Revolving Credit Facility”). As a result of the Seventh PCA Credit Agreement Amendment, the maturity date was extended from July 15, 2017 to July 15, 2020. Advances under the Revolving Credit Facility bear interest based on an election made by the Partnership at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. The Partnership is required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at March 31, 2018, was 5.25% per annum.

As of March 31, 2018 and December 31, 2017, there were no outstanding balances on the Revolving Credit Facility.

2015 6-Year Term Loan. The PCA Credit Agreement provides for a six-year term loan of $5.25 million, which matures on March 27, 2021 (the “2015 6-Year Term Loan”). The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. The Partnership used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of the Partnership’s drying plant and to finance the construction of Phase 2 of its drying plant. As of March 31, 2018 and December 31, 2017, the outstanding balance on the 2015 6-Year Term Loan was $2.625 million and $2.844 million, respectively.

The borrowings pursuant to the PCA Credit Agreement are collateralized by all of the personal and real property assets of the Borrowers, including a second priority interest in the properties acquired in the June 2015 acquisition by the Partnership of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”). The PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants.

Credit Agreement with AgCredit FLCA

Also in connection with the Becker Property Acquisition, the Partnership entered into a Credit Agreement, effective June 15, 2015 (as it may be amended, restated, modified or supplemented from time to time, the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million 20-year term loan that matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The FLCA Credit Agreement requires the maintenance of certain financial covenants, including a covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) not to exceed 4.0 to 1.0 as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. The Partnership used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of March 31, 2018 and December 31, 2017, the outstanding balance on the 2015 20-Year Term Loan was $4.541 million and $4.607 million, respectively.

(11)	FAIR VALUE MEASUREMENTS

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

Level 1 Assets – Marketable Securities

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities that the Partnership does not have the positive intent or ability to hold to maturity are classified as available-for sale. Securities classified as available-for-sale are marked-to-market at each reporting period. The cost of securities sold is based on the specific identification method. Marketable equity securities are recorded at fair value through earnings on the consolidated statement of operations. The Partnership’s marketable securities are valued at the closing price of the last trading day reported on the active market on which the individual securities are traded.

The following table provides information on the assets measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$2,803	$3,182	$2,803	$-	$-
	$2,803	$3,182	$2,803	$-	$-

There were no assets measured at fair value at March 31, 2017.

Level 3 – Debt

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

The estimated fair values of the Partnership’s debt instruments are as follows (in thousands):

	March 31,		December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$7,264	$7,157	$7,556	$7,542
Revolving credit facility	-	-	-	-
	$7,264	$7,157	$7,556	$7,542

(12)     PARTNERS’ CAPITAL

Net income and losses are allocated 1% to the general partner and 99% to the holders of the Class A Units in proportion to the number of Class A Units held.

(13)     PENSION PLAN

The Partnership sponsors a defined benefit pension plan covering employees who are members of a union bargaining unit. The Partnership’s funding policy is to contribute an amount to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

The components of net periodic pension cost consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Service cost	$21	$15
Interest cost	18	18
Expected return on plan assets	(21)	(18)
Net periodic pension cost	$18	$15

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

The components of net periodic intermittent severance cost consisted of the following (in thousands):

	Intermittent Severance Plan Cost
	Three Months Ended
	March 31,
	2018	2017
Service cost	$5	$4
Interest Cost	3	3
Net periodic intermittent severance cost	$8	$7

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

Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P. On February 22, 2018, the Partnership and Olson Trust completed substantially all of the transactions contemplated by the Settlement Agreement with the exception of small parcels subject to legal partition, including the parcel underlying the Partnership’s garage and field office. Pursuant to the Settlement Agreement, the Partnership gained ownership of 653 acres of land, which includes the land underlying 382 acres of its trees and the land underlying its husking and drying plants, and the Partnership will gain ownership of the land underlying its garage and field office. The Partnership relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of owned trees, and 30 acres of owned land, including 24 acres of owned trees. The Partnership recognized $380,000 of gain as a result of the exchange orchards for land.

(16)     RECENT DEVELOPMENTS

On March 19, 2018, the Partnership issued a press release announcing the filing with the U.S. Securities and Exchange Commission of a Schedule 14C Information Statement (“Information Statement”) to inform the limited partners that limited partners holding approximately 85% of the Partnership’s outstanding Class A Units have adopted resolutions by majority written consent in lieu of a meeting of limited partners approving amendments to the Partnership’s Amended and Restated Agreement of Limited Partnership, which, among other things, authorize the Managing Partner to effect pro rata splits and combinations of partnership interests, including reverse splits.  The Information Statement further informs the limited partners that the Managing Partner has authorized a reverse split of our Class A Units on the basis of one post-split Unit for each 2000 pre-split Units, and the Partnership has filed a Schedule 13E-3 under Rule 13e-3 for a “going private transaction” in connection with the reverse split.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results for this fiscal year and periods that follow to differ materially from those contemplated by these forward-looking statements. Factors that could cause or contribute to such differences include those identified below under the heading “Disclosure Regarding Forward-Looking Statements” and those described in Part I, Item 1A – Risk Factors in our 2017 Annual Report on Form 10-K.

Overview

Royal Hawaiian Orchards, L.P. (the “Partnership”) is a producer, marketer and distributor of high-quality macadamia nuts. We are the largest macadamia nut farmer in the State of Hawaii, farming approximately 5,095 tree acres of orchards that we own or lease in two locations on the island of Hawaii, including 641 tree acres that we own and lease to another party. We also farm approximately 433 tree acres of macadamia orchards on the island of Hawaii for other orchard owners.

The Partnership was formed in 1986 as a master limited partnership.

Recent Developments

Settlement Agreement with the Olson Trust

We entered into a Definitive Terms of Settlement Agreement (the “Settlement Agreement”) on February 14, 2017, with Edmund C. Olson as Trustee for the EDMUND C. OLSON TRUST No. 2 dated August 21, 1985 (the “Olson Trust”). On February 22, 2018, the Partnership and Olson Trust completed substantially all of the transactions contemplated by the Settlement Agreement with the exception of small parcels subject to legal partition, including the parcel underlying the Partnership’s garage and field office. Pursuant to the Settlement Agreement, we gained ownership of 653 acres of land, which includes the land underlying 382 acres of our trees and the land underlying our husking and drying plants, and we will gain ownership of the land underlying our garage and field office. We relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of owned trees, and 30 acres of owned land, including 24 acres of owned trees. We recognized $380,000 of gain as a result of the exchange orchards for land.

Divestiture of brands and macadamia nut snack business

On March 14, 2018, we completed the sale of our brands and macadamia snack business to MacFarms, LLC (“MacFarms”). MacFarms acquired all assets that were used in the marketing and retail sales of macadamia nuts under our trademark and trade-name brands, including but not limited to the ROYAL HAWAIIAN ORCHARDS® trademark, for 11,220,242 ordinary fully paid shares, approximately 13% of the issued shares, in Buderim Group Limited (ASX:BUG), the parent company of MacFarms. As part of the transaction, we entered into a supply agreement with MacFarms to sell kernel at market prices based on our kernel sales internationally. In addition, the Partnership and MacFarms entered into agreements to process each other’s WIS nuts as needed and to explore joint investment in a processing facility in Hawaii. Three employees involved in the macadamia snack business became employees of MacFarms. Our branded products segment will continue to market bulk macadamia nut kernel to MacFarms and other customers.

For additional details of the terms of the sale of the brands and macadamia nut snack business, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2018.

The results of our previous macadamia snack business have been presented as discontinued operations. See Note 3 – Discontinued Operations, in the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Reverse Split

On March 19, 2018, the Partnership issued a press release announcing the filing with the U.S. Securities and Exchange Commission of a Schedule 14C Information Statement (“Information Statement”) to inform the limited partners that limited partners holding approximately 85% of the Partnership’s outstanding Class A Units have adopted resolutions by majority written consent in lieu of a meeting of limited partners approving amendments to the Partnership’s Amended and Restated Agreement of Limited Partnership, which, among other things, authorize Royal Hawaiian Resources, Inc. (the “Managing Partner” or “RHR”) to effect pro rata splits and combinations of partnership interests, including reverse splits.  The Information Statement further informs the limited partners that the Managing Partner has authorized a reverse split of our Class A Units on the basis of one post-split Unit for each 2000 pre-split Units, and the Partnership has filed a Schedule 13E-3 under Rule 13e-3 for a “going private transaction” in connection with the reverse split.

Our Operations

We have two business segments: orchards and branded products. The orchards segment includes our orchard, farming and processing operations. The branded products segment includes the marketing and sale of processed (“bulk”) kernel through our wholly-owned subsidiary Hawaiian Macadamia Nut Company (formerly Royal Hawaiian Macadamia Nut, Inc.) (“HMNC”).

Our orchards segment derives its revenues from the sale of wet-in-shell (“WIS”) macadamia nuts grown in orchards we own or lease, the sale of macadamia nut kernel to HMNC, the farming of macadamia orchards owned by other growers and leasing orchards. Our financial results are principally driven by nut production, which is seasonal and highly contingent upon Hawaii’s climatic conditions and nut prices. The macadamia crop year in Hawaii runs from July 1 through June 30, with nuts generally being harvested from August through April. Nut production is generally highest during the third and fourth quarters of the calendar year, with very low production in the first quarter and little or no production in the second quarter. Nut production in the first half of the year is the result of pollination and nut-set that occurs during April through July or August of the previous year. Factors such as cool temperatures to promote flower development, sunlight, adequate moisture and its distribution determine the length of the flower pollination/nut-set season.

Subsequent to the sale of the Royal Hawaiian Orchards brand to MacFarms, our branded products segment derives its revenues from the sale of bulk macadamia nuts to MacFarms pursuant to a supply agreement and from sales to macadamia nut buyers throughout the world. Sales of bulk macadamia nut are dependent on the overall world market for macadamia nuts.

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

Factors that May Affect Our Results of Operations

Macadamia nut production is very seasonal, with the largest quantities typically being produced and added to inventory from September through November, resulting in large inventories that will be processed into kernel and then sold throughout the year.

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

We have three long-term nut purchase agreements with Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), expiring in 2029, 2078 and 2080. Under these agreements, all macadamia nuts produced from the orchards acquired from International Air Service Co., Ltd. (“IASCO”), which represented approximately 23% of our production in 2017, must be sold to and purchased by Mauna Loa at a predetermined price as described below.

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

On March 14, 2018, we entered into an Agreement for the Sale of Macadamia Kernel with MacFarms, expiring March 13, 2023, unless extended by the parties. Pursuant to this agreement, MacFarms will purchase at least 780,000 pounds of macadamia kernel per year and will pay market prices based on the international market for macadamia nuts determined by an average of macadamia kernel prices for the respective styles of kernel sold by us for the prior six months less any adjustments for quantity, or as agreed upon by the Parties from time to time.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies, including estimates of deferred farming costs, accrual for workers’ compensation claims, assumptions used to determine employee benefit obligations, valuation of long-lived and intangible assets, carrying value of inventories, revenue recognition and accounts receivable, the calculation of our income tax liabilities, and allocation of general and administrative costs to subsidiaries, require management to make significant judgments in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, crop information provided by customers and information available from outside sources, as appropriate. Actual results may differ from these estimates. To provide an understanding of the methodology applied, significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to consolidated financial statements in our 2017 Annual Report.

Results of Operations

Consolidated Revenues, Cost of Revenues and Gross Profit

For the three months ended March 31, 2018, net revenue decreased $2.1 million or 29% compared to the same period in 2017. The decrease in the three-month period was due to a $1.8 million decrease in revenues from branded products due to lower bulk sales and a $262,000 decrease in orchard revenue due to lower production in the IASCO orchards compared to the same period in 2017. Bulk sales were lower in the first quarter due to lower inventory balances at the end of 2017 compared to the end of 2016 so less kernel was available to sell. Also, production in the first quarter of 2017 was higher than average due to a late harvest which pushed volume and revenue into 2017. Lower production in 2018 was somewhat offset by higher prices for WIS macadamia nuts and macadamia kernel.

For the three months ended March 31, 2018, cost of revenues decreased $2.2 million or 37%, compared to the same period in 2017 due to a decrease in bulk sales and due to lower costs per pound than in 2017. The 2018 bulk kernel sold from the 2017 crop had a lower cost per pound compared to nuts from 2017 sold from the 2016 crop due to the lower crop yields in 2016 that resulted in higher costs per pound compared to the 2017 nuts.

We generated a gross profit of $1.2 million and a gross margin of 25%, compared to gross profit of $1.1 million and gross margin of 15% for the same period in 2017. Lower revenue was more than offset by lower costs due to the lower cost per pound of the 2017 crop that was sold in the first quarter of 2018.

Orchards Segment

The orchards segment derives its revenues from the sale of WIS macadamia nuts, the sale of macadamia nut kernel to HMNC pursuant to an intercompany supply agreement, contract farming, and leasing orchards.

The tables below show revenues, costs of revenues and gross profit and other financial information for our orchards segment for the three months ended March 31, 2018 and 2017. See Note 5 – Segment Information to the accompanying financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of orchards segment results to our consolidated results.

	Three Months Ended
	(in thousands)
	March 31,
	2018	2017	Change	% Change
Revenues
External customers	$1,908	$2,170	$(262)	-12%
Intersegment revenue (HMNC)	3,377	3,620	(243)	-7%
Total revenue	$5,285	$5,790	$(505)	-9%

Cost of orchards revenue	$4,655	$5,602	$(947)	-17%

Operating income (loss)	$204	$(109)	$313	287%

Depreciation and amortization	$780	$761	$19	2%

Capital expenditures	$1,436	$16	$1,420	8875%

Segment assets	$81,481	$71,432	$10,049	14%

Revenues from external customers decreased $262,000 for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was due to lower production from the IASCO orchards compared to 2017 resulting from an earlier start to the fall 2017 harvest than the fall 2016 harvest when a late harvest resulted in a larger than average spring 2017 crop. For the three-month period ended March 31, 2018, intersegment revenue (sales to HMNC) decreased $243,000 due to lower inventories at the end of 2017 compared to the end of 2016 when the late harvest resulted in greater than average inventory. Segment revenue for sales to HMNC is recognized after the nuts have been husked, dried and shelled.

For the three months ended March 31, 2018, cost of orchards revenue decreased $947,000. The decrease in cost of orchards revenue for the three months ended March 31, 2018, compared to the same period in 2017 was due to the lower revenues and lower costs per pound. Cost of orchards revenue was higher for the three months ended March 31, 2017, due to higher volume and due to a historically low calendar year 2016 crop, which resulted in higher costs per pound for intersegment sales.

For the three months ended March 31, 2018, we had operating income of $204,000 compared to an operating loss of $109,000 in the same period in 2017. The increase in operating income for the three months ended March 31, 2018, as compared to the same period in 2017, was due to higher margins on our crop due to lower costs per pound compared to 2017.

For the three months ended March 31, 2018 and 2017, WIS nut production was 4.5 million pounds and 5.2 million pounds, respectively. The decrease in production in 2018 as compared to the same period in 2017 was due to a late crop in 2016 which resulted in some production shifting into the first half of 2017 and due to the fall harvest starting earlier in 2017 than in 2016 so that less production carried over to 2018.

Farming costs are recognized when our products are sold to external customers. Farming costs related to WIS nuts are capitalized as deferred farming costs or WIS inventory until sold to external customers. Farming costs related to our branded products are initially capitalized as deferred farming costs and subsequently added to our branded products inventory until sold to external customers.

Branded Products Segment

Our branded products segment derives its revenues from the sale of bulk macadamia nuts reported under HMNC. Financial information for our branded products segment excluding discontinued operations for the three months ended March 31, 2018 and 2017, are set forth in the following tables.

	For the Three Months Ended
	(in thousands, except percentages)
	March 31, 2018			March 31, 2017			Change	% Change

Gross revenues	$3,127			$4,946			$(1,819)	-37%
Cost of revenues	2,522	81%	(1)	4,013	81%	(1)	(1,491)	-37%
Gross profit	605	19%	(1)	933	19%	(1)	(328)	-35%
General and administrative expenses	111	4%	(1)	146	3%	(1)	(35)	-24%
Selling expenses	39	1%	(1)	162	3%	(1)	(123)	-76%
Operating income	$455	15%	(1)	$625	13%	(1)	$(170)	27%

(1) As a percentage of revenues.

Gross segment revenue for the three months ended March 31, 2018, decreased $1.8 million compared to the same period in 2017, due to lower sales of bulk kernel. Lower bulk revenue was due to lower inventory balances at the year ended 2017 compared to 2016 so less kernel was available in the first quarter 2018 to sell and also an increased amount of kernel used by the snack business included in discontinued operations.

Cost of revenues (excluding inter-segment eliminations) for the three months ended March 31, 2018, decreased by $1.5 million (37%) compared to the same period in 2017. The cost of revenues decreased for the three months ended March 31, 2018, due to lower bulk sales. Cost of revenues as a percentage of revenue for three months ended March 31, 2018, was approximately the same as cost of revenues for the same period in 2017. Our prices for intersegment sales of kernel from the orchards to branded products are set pursuant to an intercompany agreement at cost plus a mark-up.

Operating income for the branded products segment for the three months ended March 31, 2018, decreased $170,000 from operating income in the same period in 2017 mainly due to lower revenues. Selling expenses decreased due to decreased personnel costs as a result of cuts in expenditures at the end of the first quarter of 2017.

General and Administrative Expenses

General and administrative expenses on a consolidated basis were $536,000 and $443,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in general and administrative expenses in the three months ended March 31, 2018, compared to 2017, was attributable to higher legal fees and officer compensation as compared to 2017.

Selling Expenses

Selling expenses on a consolidated basis were $39,000 and $162,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease in selling expenses in 2018 was attributable to lower commissions and freight due to a lower volume of bulk kernel sales compared to 2017.

Interest Income and Expense

Interest expense, net of interest income, for the three months ended March 31, 2018, was $68,000 compared to $262,000 for the same period in 2017. The decrease in the three months ended March 31, 2018, was due to (i) a lower balance outstanding on the line of credit as a result of payments from operating cash flow and from proceeds from the rights offering, (ii) repayment of the 2015 bridge loan incurred in connection with the Becker Property Acquisition and a 2010 term loan in May 2017, and (iii) $29,000 of interest income earned on cash balances.

Net Gain (Loss) on Sale of Property and Equipment

For the three months ended March 31, 2018 and 2017, we had a gain of $380,000 and $0, respectively, from continuing operations. The gain of $380,000 was a non-cash gain due to the exchange of orchards for land under the Settlement Agreement with Olson Trust.

Other Income (Loss)

Other income, net of other expense, was $18,000 and $126,000 for the three months ended March 31, 2018 and 2017, respectively. Other income for the three-month period ended March 31, 2018, was primarily comprised of amounts received from an insurance adjustment. The other income for the three months ended March 31, 2017, was primarily attributable to a patronage dividend from AgCredit.

For the three months ended March 31, 2018, we recorded an unrealized loss on marketable securities of $380,000. We had no marketable securities at March 31, 2017.

Net Income from Continuing Operations

For the three months ended March 31, 2018, we had net income from continuing operations of $587,000 compared to net income from continuing operations of $345,000 for the same period in 2017. The increase in net income for the three-month period ended March 31, 2018, was primarily due to increased gross margin from our orchard segment due to lower nut costs from the 2017 crop sold in the first three months of 2018 compared to the costs of the 2016 crop sold in the first three months of 2017.

Income Taxes

The Partnership is subject to a gross income tax as a result of our election to continue to be taxed as a partnership rather than as a corporation, as allowed by the Taxpayer Relief Act of 1997. This tax is calculated at 3.5% on partnership gross income (revenues less cost of revenues). For the three months ended March 31, 2018 and 2017, gross income tax expense was $34,000 and $5,000, respectively. Income tax expense increased due to higher gross income and due to the taxable gain from the exchange of macadamia trees to the Olson Trust for land.

Our wholly owned subsidiary, HMNC, is subject to taxation as a C corporation at the current federal tax rate of 21% and a blended state tax rate of approximately 6.9% on the corporation’s taxable income (loss). As a result of the cumulative tax losses of HMNC, the balance of our deferred tax asset at March 31, 2018, was $1.3 million, against which we have recorded a valuation allowance equal to 100% of the deferred tax asset due to the uncertainty regarding future realization of HMNC’s net operating loss carry-forwards.

Liquidity and Capital Resources

Our businesses are seasonal. Production from our orchard segment normally peaks in the fall and winter; however, farming operations continue year-round.

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$12,061	$9,355
Marketable securities	2,803	-
Accounts receivable	3,141	5,659
Inventories	5,581	5,535
Accounts payable	743	948
Accrued payroll and benefits	821	690
Net working capital (1)	20,749	19,082

(1)	Working capital consists of total current assets less total current liabilities.

At March 31, 2018, our working capital was $20.7 million and our current ratio (current assets/current liabilities) was 6.94-to-1, compared to working capital of $19.1 million and a current ratio of 6.95-to-1 at December 31, 2017. Reductions in current assets of discontinued operations were offset with increased cash and marketable securities from the sale of the brands and snack business. We believe that as of the date of the filing of this quarterly report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Debt

As of the indicated dates, we had the following long-term debt outstanding (in thousands):

	March 31,	December 31,
	2018	2017
Long-Term Debt
Revolving Credit Facility (due 2020)(1)	$-	$-
2015 6-Year Term Loan (due 2021)	2,625	2,844
2015 20-Year Term Loan (due 2035)	4,541	4,607
Other	98	105
Total principal amount of long-term debt	7,264	7,556
Less: unamortized debt issuance costs	(107)	(111)
	7,157	7,445
Less: current portion of long-term debt	(1,015)	(1,015)
Total long-term debt outstanding	$6,142	$6,430

______________________

(1)	On July 13, 2017, the maturity date was extended to July 15, 2020.

The following table summarizes the Partnership’s principal maturities of its debt (in thousands):

	Payments Due by Period
	Total	2018 (1)	2019	2020	2021	2022	Remaining
Debt	$7,264	$735	$1,167	$1,169	$564	$272	$3,357

_________________________

(1)   For remainder of 2018.

Credit Agreement with AgCredit PCA. On March 27, 2015, the Partnership and each of its wholly-owned subsidiaries, the Managing Partner through June 2016, HMNC and Royal Hawaiian Services, LLC (“RHS”), as the borrowers, and American AgCredit PCA (“AgCredit PCA”), as lender and as agent for such other persons who may be added as lenders from time to time, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, modified or supplemented from time to time, the “PCA Credit Agreement.”).  Set forth below is a summary of the borrowings provided for by the PCA Credit Agreement:

Revolving Credit Facility. The PCA Credit Agreement provides for a $9 million revolving credit facility (the “Revolving Credit Facility”), which was scheduled to mature on July 15, 2017. On July 13, 2017, we entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh PCA Credit Agreement Amendment”) with AgCredit PCA. The Seventh PCA Credit Agreement Amendment extended the maturity date by three years to July 15, 2020. Advances under the Revolving Credit Facility bear interest based on an election made by us at the time of the advance at either LIBOR rates or at the base rate of the higher of (a) one-half of one percent (0.50%) per annum in excess of the latest Federal Funds Rate (as defined in the PCA Credit Agreement); and (b) the prime rate of interest in effect for such day as published from time to time in The Wall Street Journal. We are required to pay a fee of 0.375% per annum on the daily unused portion of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at March 31, 2018, was 5.25% per annum.

As of both March 31, 2018 and December 31, 2017, there was no outstanding balance on the Revolving Credit Facility.

2015 6-Year Term Loan. The PCA Credit Agreement provides for a six-year term loan of $5.25 million, which matures on March 27, 2021 (the “2015 6-Year Term Loan”). The 2015 6-Year Term Loan bears interest at a fixed rate of 4.01% per annum. We used the proceeds of the 2015 6-Year Term Loan to replace working capital used to construct Phase 1 of our drying plant and to finance the construction of Phase 2 of our drying plant. As of March 31, 2018 and December 31, 2017, the outstanding balance on the 2015 6-Year Term Loan was $2.625 million and $2.844 million, respectively.

The borrowings pursuant to the PCA Credit Agreement are collateralized by all of our personal and real property assets, including a second priority interest in the properties acquired in the June 2015 acquisition by the Partnership of 736 acres of land, including improvements, 641 acres of macadamia nut trees, and windbreak trees (the “Becker Property Acquisition”). The PCA Credit Agreement contains certain restrictions associated with partner distributions, further indebtedness, sales of assets, and maintenance of certain financial covenants, including minimum consolidated tangible net worth commencing with the fiscal year ending December 31, 2017, and minimum Consolidated EBITDA (as defined below). Under the PCA Credit Agreement, we are required to achieve minimum Consolidated EBITDA for the four-quarter period ending March 31, 2018 and future four-quarter periods ending on the last day of each fiscal quarter as follows:

Fiscal Quarter Ended/Ending

December 31, 2017 through September 30, 2018	2,750,000
December 31, 2018 and each fiscal quarter thereafter	3,000,000

_________________

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

Management believes that the Consolidated EBITDA covenant is a material term of the PCA Credit Agreement and that information about the Consolidated EBITDA covenant is material to an investor’s understanding of our performance and ability to comply with our loan covenants. Reconciliation of Consolidated Net Income to Consolidated EBITDA is as follows:

Four Quarters ended March 31, 2018
(in thousands)
Consolidated Net Income	$4,545
Total interest expense	661
Income taxes	93
Depreciation and amortization	3,161
Gain on sale of assets	(2,275)
Consolidated EBITDA	$6,185

Credit Agreement with AgCredit FLCA. Also in connection with the Becker Property Acquisition, we entered into a Credit Agreement, effective June 15, 2015 (the “FLCA Credit Agreement”), with American AgCredit, FLCA (“AgCredit FLCA”), providing for a $5.265 million 20-year term loan that matures on July 1, 2035 (“2015 20-Year Term Loan”). The 2015 20-Year Term Loan bears interest at a fixed rate of 5.29% per annum and requires quarterly payments, with fixed principal reductions, over the term. The FLCA Credit Agreement requires the maintenance of certain financial covenants, including a covenant requiring the Total Indebtedness to Consolidated EBITDA Ratio (as defined in the FLCA Credit Agreement) not to exceed 4.0 to 1.0 as of the last day of each calendar quarter commencing with the calendar quarter ending September 30, 2017. As of March 31, 2018, the Total Indebtedness to Consolidated EBITDA Ratio was 1.17 to 1. We used the proceeds of the 2015 20-Year Term Loan for the Becker Property Acquisition. The 2015 20-Year Term Loan is secured by a mortgage on the properties acquired in the Becker Property Acquisition. As of March 31, 2018 and December 31, 2017, the outstanding balance on the 2015 20-Year Term Loan was $4.541 million and $4.607 million, respectively.

Cash Flows

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by or used in operating, investing and financing activities and ending cash balance:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cash and cash equivalents at beginning of period	$9,355	$1,132
Net cash provided by operating activities	4,489	1,178
Net cash used in investing activities	(1,492)	(20)
Net cash provided by financing activities	(291)	(1,277)
Cash and cash equivalents at end of period	12,061	1,013

Operating Cash Flow. Net cash provided by operating activities for the three months ended March 31, 2018 and 2017, was $4.5 million and $1.2 million, respectively, an increase of $3.3 million. Net income increased $3.4 million for the first three months of 2017, and there were positive changes in asset and liability balances, including a $2.5 million decrease in accounts receivable and a $246,000 increase in inventory and deferred farming cost, which was comprised of an accrual of a $100,000 inventory reserve and a $346,000 change in deferred farming cost. Cash provided by operating activities was $3.3 million more than the cash provided by operating activities in the first three months of 2017.

Investing Cash Flow. Cash used in investing activities from continuing operations of $1.45 million in the three months ended March 31, 2018, consisted of $1.1 million used for the purchase of a 90 acre orchard, including improvements and equipment, and $310,000 used for equipment purchases. Cash used in investing activities of $20,000 in the three months ended March 31, 2017, was used for small equipment purchases.

Financing Cash Flow. Financing activities for the three months ended March 31, 2018, consisted of proceeds of $750,000 from the Revolving Credit Facility, payments of $291,000 on our long-term debt and payments of $750,000 on our Revolving Credit Facility.

Financing activities for the three months ended March 31, 2017, consisted of payment on our long-term debt of $777,000, and $500,000 on our Revolving Credit Facility.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements we make regarding:

●	projections of revenues, expenses, income or loss;
●	quarterly results not being indicative of annual performance;
●	trends in our business, including seasonality of nut production and sales of branded products;
●	estimates of deferred farming costs and the timing of the accumulation and recognition of such costs;
●	our plans, objectives and expectations, including those relating to regulatory actions, business plans, products or services;

●	amount of kernel produced in our orchards segment that will be inventoried and used in our branded products segment;
●	estimated production;
●	crop insurance coverage;
●	the focus of our efforts for future sales of kernel;
●	the sufficiency of our working capital to fund operations for the next year;
●	future economic performance;
●	industry trends;
●	legal proceedings, commitments and contingencies;
●	expected impact of new accounting standards on our financial statements and the timing of adopting such guidance;
●	the effectiveness of our disclosure controls and procedures and internal controls over financial reporting; and
●	estimated fair values of our financial instruments.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, without limitation, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as risks associated with the following:

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
●

the availability of and our ability to negotiate acceptable agreements with third parties that are necessary for our business, including those with nut processors, distributors and transportation companies;

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risks, including those resulting from changes in the market price of macadamia kernel and changes in interest rates. Except as described below, there have been no significant changes in our market risk exposures since December 31, 2017. See “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on quantitative and qualitative disclosures about market risk.

On March 14, 2018, we entered into an agreement for the sale of macadamia kernel with MacFarms, pursuant to which we will sell macadamia kernel at market prices based on the international market for macadamia nuts determined by an average of macadamia kernel prices for the respective styles of kernel sold by us for the prior six months less any adjustments for quantity, or as agreed upon by the parties from time to time.  The purchase commitment by MacFarms for the first year is 780,000 pounds of macadamia kernel which represents 27% of the 2.9 million pounds of macadamia kernel sold by our branded products segment in 2017.  Based on 2.9 million pounds of kernel and the average sales price for bulk macadamia kernel sold by our branded products segment in 2017 of $7.14, an increase in the average price of $0.75 per pound to $7.89 per pound would have increased our revenue for the year ended December 31, 2017 by $2.175 million and a decrease in the average price of $0.75 to $6.39 would have decreased our revenue by $2.175 million.

We are exposed to market price fluctuations related to our investment in Buderim Group Limited which is traded on the Australian Stock Exchange.  At March 31, 2018, the fair value of this investment was $2,803,000.  We are also exposed to foreign currency risk with respect to our investment in Buderim Group Limited as the investment is denominated in Australian dollars.  Any increase (decrease) in the value of the U.S. dollar against the Australian dollar will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in investments denominated in foreign currencies.  We do not hedge against the risk that we may incur non-cash losses upon the translation of our foreign investments.  The relationship between the U.S. dollar and Australian dollar at March 31, 2018 was A$ 0.77 per one U.S. dollar.

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

PART II     – Other Information

Item 1     Legal Proceedings

As previously reported on a Current Report or Form 8-K filed on February 16, 2017, the Settlement Agreement resulted in the dismissal of all claims asserted by us and the Olson Trust in the following lawsuit: Edmund C. Olson, as Trustee of The Edmund C. Olson Trust No. 2 vs. Royal Hawaiian Orchards, L.P., Circuit Court of the Third Circuit State of Hawaii, Civil No. 15-1-0016, filed on January 22, 2015. On February 22, 2018, pursuant to the terms of the Settlement Agreement, each of the leases subject to the lawsuit (the “Greenshoe I and II Leases”), as well as a third lease between the parties not in dispute (the “Ka’u Orchard 2000 Lease,” and, collectively with the Greenshoe I and II Leases, the “Leases”), were terminated. In conjunction with the termination of the Leases, the Olson Trust conveyed all of its interests in the land and orchards subject to the Greenshoe I Lease to us, with the result being that we now own the land under our trees on that property. The parties have split ownership of the land and orchards subject to the Greenshoe II and Ka’u Orchard 2000 Lease, such that each party owns a portion of the land and the trees on the land previously subject to those leases. Under the Leases, we owned the trees and leased the land, and the Olson Trust owned the land but not the trees. We also now own the land previously leased under our husking plant and drying plant. The parties have also agreed to partition certain land so that we will obtain ownership of the land (currently leased) under our garage and field office. Additionally, after partitioning another parcel, we will convey to the Olson Trust our interest in approximately 30 acres of land and trees in our IASCO orchards along with our rights and obligations to sell the nut production from that acreage to Mauna Loa. Substantially all of the exchange of land and orchards was finalized on February 22, 2018, but several small parcels remain in escrow subject to government approvals of the partitions.

As a result of the settlement, we gained ownership of 653 acres of land, which includes the land underlying 382 acres of our trees and the land underlying our husking and drying plants, and we relinquished 515 acres of leased land (the lease for 423 acres of which was scheduled to expire in 2034 and 92 acres of which was scheduled to expire in 2045), including 348 acres of owned trees, and 30 acres of owned land, including 24 acres of owned trees.

Item 6.     Exhibits

The following documents are filed or furnished as required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1

Certificate of Limited Partnership of the Partnership, as amended, as filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on November 6, 2013)

3.2

Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 1, 2012, as amended by Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 1, 2013, as amended by Second Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership, dated February 15, 2017 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016)

10.1

Asset Purchase Agreement, dated as of February 28, 2018, by and among Buderim Group Limited, an Australian corporation, MacFarms, LLC, a Hawaii limited liability company and wholly owned subsidiary of Buderim Group Limited, as Buyer, and Royal Hawaiian Macadamia Nut, Inc., a Hawaii Corporation, as Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2018).

11.1+	Statement re Computation of Net Income (Loss) per Class A Unit

31.1+	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Principal Executive and Financial Officer

101+

Financial statements from the Quarterly Report on Form 10-Q of Royal Hawaiian Orchards, L.P. for the three months ended March 31, 2018, filed on May 15, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL HAWAIIAN ORCHARDS, L.P.
(Registrant)

	By:	Royal Hawaiian Resources, Inc.
Managing General Partner

Date: May 15, 2018

	By:	/s/ Bradford Nelson
Bradford Nelson
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive and Financial Officer)